Form 10-Q
period 2011-06-30
AMERICAN TOWER CORP /MA/
filed 2011-08-04
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 22, 2011, there were 395,756,586 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$332,542	$883,963
Restricted cash	50,206	75,972
Short term investments and available-for-sale securities	1,357	46,428
Accounts receivable, net	99,823	81,460
Prepaid and other current assets	172,011	145,599
Deferred income taxes	256,146	169,007

Total current assets	912,085	$1,402,429

PROPERTY AND EQUIPMENT, net	3,909,635	3,643,028
GOODWILL	2,779,116	2,505,104
OTHER INTANGIBLE ASSETS, net	2,346,710	1,950,550
DEFERRED INCOME TAXES	143,957	78,484
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	882,281	788,445

TOTAL	$10,973,784	$10,368,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$339,931	$290,078
Accrued interest	61,703	40,621
Current portion of long-term obligations	782,775	74,896
Unearned revenue	125,474	134,135

Total current liabilities	1,309,883	539,730

LONG-TERM OBLIGATIONS	4,919,068	5,512,492
ASSET RETIREMENT OBLIGATIONS	405,491	341,584
OTHER LONG-TERM LIABILITIES	739,554	469,676

Total liabilities	7,373,996	6,863,482

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A common stock: $.01 par value, 1,000,000,000 shares authorized, 487,740,025 and 486,056,952 shares issued, and 395,996,123 and 398,677,234 shares outstanding, respectively	4,877	4,860
Additional paid-in capital	8,630,774	8,577,093
Accumulated deficit	(1,529,543)	(1,736,596)
Accumulated other comprehensive income	62,470	38,053
Treasury stock (91,743,902 and 87,379,718 shares at cost, respectively)	(3,606,715)	(3,381,966)

Total American Tower Corporation stockholders’ equity	3,561,863	3,501,444
Noncontrolling interest	37,925	3,114

Total stockholders’ equity	3,599,788	3,504,558

TOTAL	$10,973,784	$10,368,040

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
REVENUES:
Rental and management	$583,839	$456,481	$1,130,494	$900,299
Network development services	13,396	13,456	29,436	24,072

Total operating revenues	597,235	469,937	1,159,930	924,371

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management	144,330	105,773	272,189	206,197
Network development services	6,747	6,426	14,216	12,471
Depreciation, amortization and accretion	138,558	110,403	269,789	221,238
Selling, general, administrative and development expense (including stock-based compensation expense of $11,687, $13,228, $24,045 and $26,792, respectively)	72,321	53,582	138,453	107,109
Other operating expenses	9,490	5,037	21,194	9,791

Total operating expenses	371,446	281,221	715,841	556,806

OPERATING INCOME	225,789	188,716	444,089	367,565

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $356, $372, $728 and $744, respectively	3,590	3,585	7,089	7,084
Interest income	2,711	694	5,015	1,196
Interest expense	(74,512)	(56,074)	(148,939)	(114,491)
Loss on retirement of long-term obligations	—	(35)	—	(35)
Other income (expense)	21,459	(6,719)	35,166	(6,323)

Total other expense	(46,752)	(58,549)	(101,669)	(112,569)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	179,037	130,167	342,420	254,996
Income tax provision	(65,877)	(30,352)	(137,300)	(58,741)
Income on equity method investments	11	10	12	18

INCOME FROM CONTINUING OPERATIONS	113,171	99,825	205,132	196,273
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT) OF $0, $3, $0 and $(19), RESPECTIVELY	—	(6)	—	29

NET INCOME	113,171	99,819	205,132	196,302
Net loss (income) attributable to noncontrolling interest	2,040	(154)	1,921	(319)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$115,211	$99,665	$207,053	$195,983

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$0.29	$0.25	$0.52	$0.49
(Loss) Income from discontinued operations attributable to American Tower Corporation	—	—	—	—

Net income attributable to American Tower Corporation	$0.29	$0.25	$0.52	$0.49

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.29	$0.25	$0.52	$0.48
(Loss) Income from discontinued operations attributable to American Tower Corporation	—	—	—	—

Net income attributable to American Tower Corporation	$0.29	$0.25	$0.52	$0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	396,599	402,733	397,180	402,540

DILUTED	400,250	405,024	401,199	405,685

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205,132	$196,302
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	24,045	26,792
Depreciation, amortization and accretion	269,789	221,238
Other non-cash items reflected in statements of operations	101,783	74,843
Increase in net deferred rent asset	(45,057)	(19,276)
Decrease (increase) in restricted cash	272	(7,655)
Increase in assets	(26,913)	(33,889)
Increase in liabilities	30,287	58,041

Cash provided by operating activities	559,338	516,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(236,580)	(132,510)
Payments for acquisitions	(892,554)	(132,472)
Proceeds from sale of short-term investments, available-for-sale securities and other long-term assets	60,882	6,288
Payments for short-term investments	(14,158)	(20,943)
Deposits, restricted cash, investments and other	25,123	(7,273)

Cash used for investing activities	(1,057,287)	(286,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	101,129	—
Borrowings under credit facilities	100,000	75,000
Proceeds from other long-term borrowings	30,241	—
Repayments of notes payable, credit facilities and capital leases	(127,559)	(139,060)
Purchases of Class A common stock	(231,583)	(200,531)
Proceeds from stock options, warrants and stock purchase plan	40,228	90,079
Deferred financing costs and other financing activities	30,164	(351)

Cash used for financing activities	(57,380)	(174,863)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	3,908	977

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(551,421)	55,600
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	883,963	247,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$332,542	$302,893

CASH PAID FOR INCOME TAXES	$28,295	$11,257

CASH PAID FOR INTEREST	$121,420	$109,925

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$(8,488)	$2,217

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES	$2,925	$1,090

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income

	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2010	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Stock-based compensation related activity	3,117,003	32			101,239				101,271
Issuance of common stock upon exercise of warrants	1,631,061	16			6,843				6,859
Issuance of common stock-Stock Purchase Plan	38,542	—			1,327				1,327
Treasury stock activity			(4,638,487)	(196,343)					(196,343)
Net change in fair value of cash flow hedges, net of tax						4,602			4,602	$4,602
Net realized gain on cash flow hedges, net of tax						59			59	59
Net unrealized gain on available-for-sale securities, net of tax						13			13	13
Foreign currency translation adjustment, net of tax						(1,854)			(1,854)	(1,854)
Distributions to noncontrolling interest								(351)	(351)
Net income							195,983	319	196,302	196,302

Total comprehensive income										$199,122

BALANCE, JUNE 30, 2010	484,490,239	$4,845	(82,745,136)	$(3,157,520)	$8,503,052	$(9,829)	$(1,913,549)	$3,011	$3,430,010

BALANCE, JANUARY 1, 2011	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	1,639,588	16			51,795				51,811
Issuance of common stock-Stock Purchase Plan	43,485	1			1,886				1,887
Treasury stock activity			(4,364,184)	(224,749)					(224,749)
Net change in fair value of cash flow hedges, net of tax						1,977			1,977	$1,977
Net realized gain on cash flow hedges, net of tax						166			166	166
Net unrealized loss on available-for-sale securities, net of tax						(80)			(80)	(80)
Foreign currency translation adjustment, net of tax						22,354			22,354	22,354
Contributions from noncontrolling interest								36,990	36,990
Distributions to noncontrolling interest								(258)	(258)
Net income							207,053	(1,921)	205,132	205,132

Total comprehensive income										$229,549

BALANCE, JUNE 30, 2011	487,740,025	$4,877	(91,743,902)	$(3,606,715)	$8,630,774	$62,470	$(1,529,543)	$37,925	$3,599,788

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint venture. ATC’s principal domestic operating subsidiaries are American Towers LLC (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries. The Company’s international operations consist primarily of its operations in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa.

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

Principles of Consolidation and Basis of Presentation—The accompanying condensed consolidated financial statements include the accounts of the Company and those subsidiaries and joint ventures in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies.

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

Changes in Presentation—Changes have been made to the presentation of gross purchases and sales of short-term investments within the condensed consolidated statements of cash flows for the six months ended June 30, 2010.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry. Approximately 54% of its revenues are derived from four customers. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent asset by actively monitoring the credit worthiness of its borrowers and customers. In recognizing customer revenue, the Company must assess the collectability of both the amounts billed and the amounts recognized on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectable when billed, recognition is deferred until such point as the uncertainty is resolved. Any amounts which were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense.

The Company’s largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of the Company’s total revenue for six months ended June 30, 2011. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010 and subsequently concluded the process in April 2011 after a Mexican court ruled in favor of the refinancing plan presented by the two legal entities. As of June 30, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $20.9 million and $61.0 million, respectively.

Recently Adopted Accounting Standards—In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by the Company as of January 1, 2011 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

Accounting Standards Updates—In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s condensed consolidated results of operations or financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of June 30, 2011, short-term investments included investments with original maturities of three months or more of $1.3 million and available-for-sale securities of $0.1 million. As of December 31, 2010, short-term investments included investments with original maturities of three months or more of $46.2 million and available-for-sale securities of $0.2 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010, revised for purchase accounting measurement period adjustments	$2,505,104
Additions	260,789
Effect of foreign currency translation	13,223

Balance as of June 30, 2011	$2,779,116

The Company’s other intangible assets subject to amortization consist of the following:

		As of June 30, 2011			As of December 31, 2010 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (1)	Up to 20	$1,454,398	$(633,147)	$821,251	$1,310,828	$(603,578)	$707,250
Acquired customer base	15-20	755,838	(539,232)	216,606	750,104	(513,223)	236,881
Acquired customer relationship	20	1,500,406	(257,186)	1,243,220	1,164,870	(223,628)	941,242
Acquired licenses and other intangibles	5-15	21,682	(20,028)	1,654	21,601	(19,984)	1,617
Economic Rights, TV Azteca	70	31,938	(14,694)	17,244	30,292	(13,646)	16,646

Total		3,764,262	(1,464,287)	2,299,975	3,277,695	(1,374,059)	1,903,636
Deferred financing costs, net (2)	N/A			46,735			46,914

Other intangible assets, net				$2,346,710			$1,950,550

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding tower ground lease or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.
(3)	December 31, 2010 balances have been revised to reflect purchase accounting measurement period adjustments.

The Company amortizes these intangibles on a straight-line basis. As of June 30, 2011, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, was approximately 13 years. Amortization of intangible assets for the three and six months ended June 30, 2011 was approximately $45.1 million and $87.9 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and six months ended June 30, 2010 was approximately $37.6 million and $75.4 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of June 30, 2011, the Company had $275.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and had approximately $3.0 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of June 30, 2011, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course. In July 2011, the Company borrowed an additional $100.0 million under the Revolving Credit Facility. The Revolving Credit Facility has a term of five years, and along with the Term Loan, matures on June 8, 2012.

Supplemental Credit Facility—On April 8, 2011, the Company entered into a new unsecured revolving credit facility (the “Supplemental Credit Facility”) that allowed the Company to borrow $860.0 million and on June 16, 2011, the Company received additional commitments for an aggregate of $140.0 million. As a result, as of June 30, 2011, the Supplemental Credit Facility allows the Company to borrow up to $1.0 billion.

The Supplemental Credit Facility has a term of five years and matures on April 8, 2016. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Supplemental Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Supplemental Credit Facility. The interest rate ranges between 1.350% to 2.600% above the LIBOR rate for LIBOR based borrowings or between 0.350% to 1.600% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the Supplemental Credit Facility is required, ranging from 0.250% to 0.550% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the Supplemental Credit Facility is 0.350%.

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

As of June 30, 2011, the Company had not drawn on the Supplemental Credit Facility.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), the Company entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, the Company increased the credit facility by 66.3 billion Colombian Pesos. As of June 30, 2011, 139.1 billion Colombian Pesos (approximately $78.5 million) were outstanding under this credit facility. The maturity date of the credit facility was extended to July 25, 2011 from May 26, 2011. On July 25, 2011, the Company refinanced this credit facility with a new 141.1 billion Colombian Peso-denominated short-term credit facility (approximately $80.2 million). The maturity date of this new facility is October 25, 2011.

South African Bridge Loan—In connection with the acquisition of 959 communications sites from Cell C (Pty) Limited (“Cell C”), the Company entered into a 695.4 million South African Rand-denominated bridge loan

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(“Bridge Loan”) on March 2, 2011. As of June 30, 2011, 695.4 million South African Rand (approximately $102.7 million) were outstanding under this loan. The Bridge Loan matures on September 30, 2011.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group Limited (“MTN Group”) and the acquisition of 400 communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, executed a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (“ATC Subsidiary”) and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (“MTN Subsidiary”), as the lenders. The portion of the Ghana Loan made by the ATC Subsidiary is eliminated in consolidation and the portion of the loan made by MTN Subsidiary is reported as outstanding debt of the Company.

The loan accrues interest at 9.0% and matures on May 4, 2016. As of June 30, 2011, $30.2 million was payable to the MTN Subsidiary.

Stock Repurchase Programs—During the six months ended June 30, 2011, the Company continued to repurchase shares of its Class A common stock (“Common Stock”) pursuant to its publicly announced stock repurchase program, as described below.

In February 2008, the Company’s Board of Directors approved a stock repurchase program for the repurchase of up to $1.5 billion of its Common Stock (“2008 Buyback”). During the six months ended June 30, 2011, the Company repurchased 4.4 million shares of its Common Stock for an aggregate of $224.7 million, including commissions and fees, pursuant to the 2008 Buyback. Between July 1, 2011 and July 22, 2011, the Company repurchased an additional 0.3 million shares of its Common Stock for an aggregate of $18.0 million, including commissions and fees. As of July 22, 2011, the Company had repurchased a total of 34.5 million shares of its Common Stock for an aggregate of $1.4 billion, including commissions and fees, pursuant to the 2008 Buyback.

In March 2011, the Company’s Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.5 billion of Common Stock. As of July 22, 2011, the Company had not made any repurchases under this program.

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

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments was interest rate risk. From time to time, the Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform.

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

All of the Company’s interest rate swap agreements expired in March 2011. As of December 31, 2010, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

	Balance Sheet Location	Notional Amount	Carrying Amount and Fair Value
Liabilities:
Interest rate swap agreements	Other long-term liabilities	$525,000	$(3,311)

During the six months ended June 30, 2011 and 2010, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Six Months Ended June 30, 2011
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	June 30, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$1,357			$1,357

	December 31, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$46,428			$46,428
Liabilities:
Interest rate swap agreements (2)		$3,311		$3,311

(1)	Consists of available-for-sale securities traded on active markets as well as certain short-term investments that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the LIBOR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value equaled cost at June 30, 2011 and December 31, 2010.

As of June 30, 2011, there were no interest rate swap agreements outstanding. As of December 31, 2010, the fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Items Measured at Fair Value on a Nonrecurring Basis—During the six months ended June 30, 2011, long-lived assets held and used with a carrying value of $3.8 billion were written down to their net realizable value, resulting in an asset impairment charge of $0.4 million. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of June 30, 2011 and December 31, 2010. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of June 30, 2011, the carrying value and fair value of long-term obligations, including current portion, were $5.7 billion and $5.9 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term obligations, including current portion, were $5.6 billion and $5.8 billion, respectively.

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

As of June 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $50.0 million and $33.0 million, respectively. The increase in the amount of unrecognized tax benefits during the six months ended June 30, 2011 is primarily attributable to uncertain tax positions assumed in connection with the Company’s acquisition in Brazil on March 1, 2011. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $4.0 million.

The Company recorded penalties and tax-related interest expense during the three and six months ended June 30, 2011 of $1.5 million and $2.4 million, respectively and during the three and six months ended June 30, 2010 of $0.7 million and $1.4 million, respectively. As of June 30, 2011 and December 31, 2010, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $28.4 million and $18.0 million, respectively.

8.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2011 of $11.7 million and $24.0 million, respectively, and stock-based compensation expense during the three and six months ended June 30, 2010 of approximately $13.2 million and $26.8 million, respectively. Stock-based compensation expense for the six months ended June 30, 2011 includes $2.7 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company did not capitalize any stock-based compensation during the six months ended June 30, 2011 and 2010.

Stock Options—The following table summarizes the Company’s option activity for the six months ended June 30, 2011:

Number of Options
Outstanding as of January 1, 2011	7,962,566
Granted	1,057,214
Exercised	(1,142,596)
Forfeited	(177,999)
Expired	(1,800)

Outstanding as of June 30, 2011	7,697,385

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the six months ended June 30, 2011:

Range of risk-free interest rate	1.60% - 2.24%
Weighted average risk-free interest rate	2.05%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	36.89% - 37.15%
Weighted average expected volatility of underlying stock price	36.91%
Expected annual dividends	N/A

The weighted average grant date fair value per share during the six months ended June 30, 2011 was $17.16. As of June 30, 2011, total unrecognized compensation expense related to unvested stock options was $18.1 million, and is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2011:

Number of Units
Outstanding as of January 1, 2011	2,200,225
Granted	864,033
Vested	(705,153)
Forfeited	(98,720)

Outstanding as of June 30, 2011	2,260,385

As of June 30, 2011, total unrecognized compensation expense related to unvested restricted stock units was $81.1 million, and is expected to be recognized over a weighted average period of approximately three years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees as described in note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2011, employees purchased 43,485 shares under the ESPP and the fair value of such shares was $11.88.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2011 are as follows:

Approximate risk-free interest rate	0.20%
Expected life of shares	6 months
Expected volatility of underlying stock price	34.55%
Expected annual dividends	N/A

9.	Earnings per Common Share

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

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

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations attributable to American Tower Corporation	$115,211	$99,671	$207,053	$195,954

Basic weighted average common shares outstanding	396,599	402,733	397,180	402,540
Dilutive securities	3,651	2,291	4,019	3,145

Diluted weighted average common shares outstanding	400,250	405,024	401,199	405,685

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.29	$0.25	$0.52	$0.49

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.29	$0.25	$0.52	$0.48

For the three and six months ended June 30, 2011, the weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 0.2 million, as the effect would be anti-dilutive. For the three and six months ended June 30, 2010, the weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 3.4 million and 1.9 million, respectively, as the effect would be anti-dilutive. Additionally, for the six months ended June 30, 2010, the weighted average number of common shares outstanding excluded 0.3 million shares issuable upon conversion of the Company’s convertible notes, which were repaid in 2010.

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

SEC Subpoena—On June 2, 2011, the Company received a subpoena from the SEC requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to the Company’s tax accounting and reporting. While the Company believes this investigation may in part relate to a former employee’s complaints received in the past, which the Company previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, the Company cannot at this time predict the scope or the outcome of this investigation. The Company understands that its independent registered public accounting firm and one of its consultants have also received subpoenas related to the Company’s tax accounting and reporting during this period and its investigation into this complaint. The Company is cooperating and intends to continue to cooperate fully with the SEC with respect to its investigation.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI. In its decision, the intermediate appellate court identified potential damages of approximately $6.7 million, and on October 14, 2010, the Company filed a new constitutional appeal to again dispute the decision. As a result, at this stage of the proceeding, the Company is unable to determine whether the liability imposed on SCI by the September 2010 decision will survive or to estimate its share, if any, of that potential liability if the decision survives the pending appeal.

XCEL Litigation—On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), the Company’s wholly owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, ATI and the Company as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69.0 million. The Company filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. The Company also asserted in its answer that the demand for punitive damages is meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and, in January 2011, the court granted the Company’s motion for summary judgment, finding no obligation for the Company to release the disputed portion of the tax escrow until 2013. Other claims are pending. In March 2011, Horse-Shoe filed a motion for summary judgment seeking disbursement of $5.3 million of the holdback escrow account that it claims is undisputed. The court denied Horse-Shoe’s motion in May 2011. The Company is vigorously defending the lawsuit.

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $475.0 million as of June 30, 2011, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $66.1 million as of June 30, 2011. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

11.	Acquisitions and Other Transactions

Acquisitions

ETIPL Acquisition—On August 6, 2010, the Company’s indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, acquired substantially all the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”), for an aggregate purchase price of approximately $420.7 million. During the six months ended June 30, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2010. The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon completion of the analyses of fair value of the net assets acquired.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$145,776	$147,996
Other non-current assets	2,762	2,762
Property and equipment	189,750	189,750
Intangible assets (4)	151,371	151,371
Current liabilities	(195,820)	(198,286)
Other long-term liabilities	(67,187)	(66,247)

Fair value of net assets acquired	$226,652	$227,346

Goodwill (5)	194,047	193,353

(1)	Reflected in the condensed consolidated balance sheets in the Form 10-Q for the six months ended June 30, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Includes approximately $14.0 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer relationships of approximately $94.7 million and network location intangibles of approximately $56.7 million as of June 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(5)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Peru Acquisition—On August 9, 2010, the Company announced that it had entered into a definitive agreement to purchase towers from Telefonica del Peru S.A.A. As of June 30, 2011, the Company acquired 475 of these towers. The acquisition had a final purchase price, after certain post-closing adjustments, of $87.8 million. During the six months ended June 30, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2010. The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon completion of the analyses of fair value of the net assets acquired.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$16,227	$13,850
Property and equipment	5,450	4,966
Intangible assets (3)	55,650	56,876
Other long-term liabilities	(7,060)	(6,433)

Fair value of net assets acquired	$70,267	$69,259

Goodwill (4)	17,494	18,785

(1)	Reflected in the condensed consolidated balance sheets in the Form 10-Q for the six months ended June 30, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $16.5 million and network location intangibles of approximately $39.2 million as of June 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the international rental and management segment.

Chile-VTR Acquisition—On February 1, 2011, the Company acquired 140 communications sites from VTR Banda Ancha (Chile) S.A and its affiliates, and subsequently purchased 40 communications sites under construction in March 2011 for an aggregate purchase price of $19.9 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets. The acquisition is being accounted for as a business combination.

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

Chile-Telefonica Acquisition—On June 29, 2010, the Company entered into definitive agreements to purchase towers from Telefonica Chile S.A. and its affiliates. During the year ended December 31, 2010, the Company acquired 113 communications sites under these agreements. On April 28, 2011, the Company signed an amendment to these agreements and acquired an additional 170 communications sites for an aggregate purchase price of $17.7 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets. The acquisition is being accounted for as a business combination.

The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon completion of the transaction and the analyses of fair value of the net assets acquired and may result in the recognition of goodwill.

The following table summarizes the allocation of the purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition for those communications sites acquired in 2011 (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$7,499
Intangible assets (1)	13,493
Other long-term liabilities	(3,292)

Fair value of net assets acquired	$17,700

(1)	Consists of customer relationships of approximately $8.0 million and network location intangibles of approximately $5.5 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

hand, local financing and funds contributed by South African investors who currently hold an approximate 25% noncontrolling interest in the Company’s South African subsidiary. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition is being accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary goodwill of $73.3 million is calculated as the purchase premium after first allocating the purchase price to the fair value of net assets acquired. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets and liabilities acquired.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$8,792
Property and equipment	41,235
Intangible assets (1)	49,616
Current liabilities	(74)
Other long-term liabilities	(23,789)

Fair value of net assets acquired	$75,780

Goodwill (2)	73,348

(1)	Consists of customer relationships of approximately $44.4 million and network location intangibles of approximately $5.2 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

On July 25, 2011 the Company completed the purchase of an additional 329 existing towers from Cell C for an aggregate purchase price of approximately $51.5 million, including value added tax, using cash on hand. The Company expects to close on the remaining existing towers during 2011, subject to customary closing conditions.

Brazil Acquisition—On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 650 communications sites in Brazil for $583.7 million, of which $543.3 million was paid using cash on hand during the six months ended June 30, 2011. The acquisition is subject to a post closing purchase price adjustment, following completion of the Company’s post-closing due diligence of the acquired company’s financial results.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets (1)	$5,307
Non-current assets (2)	100,118
Property and equipment	59,838
Intangible assets (3)	306,000
Current liabilities	(3,279)
Other long-term liabilities (2)	(45,813)

Fair value of net assets acquired	$422,171

Goodwill (4)	161,513

(1)	Includes approximately $3.1 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(2)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(3)	Consists of customer relationships of approximately $209.0 million and network location intangibles of approximately $97.0 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company expects that the goodwill recorded will not be deductible for tax purposes, however, increased basis in the intangible assets will be deducted for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Ghana. The joint venture will be managed by the Company and will own a tower operations company in Ghana. As the Company has a controlling financial interest in the joint venture, the financial results have been consolidated in the Company’s financial statements.

Pursuant to the agreement, the joint venture expects to purchase a total of up to 1,876 existing towers from MTN’s operating subsidiary in Ghana (“MTN Ghana”) in various tranches throughout 2011 and early 2012, subject to customary closing conditions. The Company signed the necessary agreements to establish the joint venture on May 3, 2011. On May 6, 2011, the joint venture acquired 400 communications sites for an aggregate purchase price of $110.5 million, including value added tax, subject to a post closing purchase price adjustment. The Company’s portion of the purchase was approximately $56.3 million. MTN Ghana will be the anchor tenant on each of the towers purchased. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition is being accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the asset and liabilities acquired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$13,715
Property and equipment	23,073
Intangible assets (1)	51,676
Other long-term liabilities	(3,657)

Fair value of net assets acquired	$84,807

Goodwill (2)	25,667

(1)	Consists of customer relationships of approximately $30.3 million and network location intangibles of approximately $21.4 million. The customer relationships are being amortized on a straight-line basis over a period of 20 years. The network location intangibles are being amortized on a straight-line basis over a period of 10 years, which is consistent with the life of underlying tower assets.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

U.S. Acquisitions—During the six months ended June 30, 2011, the Company acquired a total of 79 communications sites in the United States for $35.2 million and contingent consideration of $0.1 million. The acquisition of these towers is consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$12,230
Intangible assets (1)	23,472
Other long-term liabilities	(532)

Fair value of net assets acquired	$35,170

Goodwill (2)	160

(1)	Consists of customer relationships of approximately $21.3 million and network location intangibles of approximately $2.2 million. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

During the six months ended June 30, 2011, the Company made certain purchase accounting measurement period adjustments to several U.S. acquisitions and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2010.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date for acquisitions which closed during the year ended December 31, 2010 (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Other non-current assets	$637	$442
Property and equipment	82,990	64,564
Intangible assets (3)	227,322	260,898
Current liabilities	(360)	(360)
Other long-term liabilities	(8,727)	(7,802)

Fair value of net assets acquired	$301,862	$317,742

Goodwill (4)	31,536	16,131

(1)	Reflected in the condensed consolidated balance sheets in the Form 10-Q for the six months ended June 30, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $162.1 million and network location intangibles of approximately $65.2 million as of June 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

Other Transactions

Coltel Transaction—On September 3, 2010, the Company entered into a definitive agreement to purchase the exclusive use rights for towers in Colombia from Coltel until 2023, when ownership of the towers will transfer to the Company at no additional cost. Pursuant to that agreement, during the six months ended June 30, 2011, the Company completed the purchase of exclusive use rights for 131 towers for an aggregate purchase price of approximately $23.5 million, of which $20.1 million was paid during the six months ended June 30, 2011. On July 29, 2011, the Company purchased exclusive use rights for an additional 15 towers for an aggregate purchase price of approximately $2.5 million. The transaction has been accounted for as a capital lease, with the aggregated purchase price being allocated to property and equipment and non-current assets.

12.	Business Segments

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The domestic rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in the United States. The international rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analyses services which primarily support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments that are not utilized in assessing each unit’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$424,906	$158,933	$583,839	$13,396		$597,235
Segment operating expenses	87,598	56,732	144,330	6,747		151,077
Interest income, TV Azteca, net	—	3,590	3,590	—		3,590

Segment gross margin	337,308	105,791	443,099	6,649		449,748

Segment selling, general, administrative and development expense	17,833	21,517	39,350	1,549		40,899

Segment operating profit	$319,475	$84,274	$403,749	$5,100		$408,849

Other selling, general, administrative and development expense					$31,422	31,422
Depreciation, amortization and accretion					138,558	138,558
Other expense (principally interest expense)					59,832	59,832

Income from continuing operations before income taxes and income on equity method investments						$179,037

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2010	Domestic	International
	(in thousands)
Segment revenues	$374,634	$81,847	$456,481	$13,456		$469,937
Segment operating expenses	80,624	25,149	105,773	6,426		112,199
Interest income, TV Azteca, net		3,585	3,585			3,585

Segment gross margin	294,010	60,283	354,293	7,030		361,323

Segment selling, general, administrative and development expense	13,329	10,008	23,337	1,491		24,828

Segment operating profit	$280,681	$50,275	$330,956	$5,539		336,495

Other selling, general, administrative and development expense					$28,754	28,754
Depreciation, amortization and accretion					110,403	110,403
Other expense (principally interest expense)					67,171	67,171

Income from continuing operations before income taxes and income on equity method investments						$130,167

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$842,532	$287,962	$1,130,494	$29,436		$1,159,930
Segment operating expenses	170,780	101,409	272,189	14,216		286,405
Interest income, TV Azteca, net	—	7,089	7,089	—		7,089

Segment gross margin	671,752	193,642	865,394	15,220		880,614

Segment selling, general, administrative and development expense	36,012	38,978	74,990	3,212		78,202

Segment operating profit	$635,740	$154,664	$790,404	$12,008		$802,412

Other selling, general, administrative and development expense					$60,251	60,251
Depreciation, amortization and accretion					269,789	269,789
Other expense (principally interest expense)					129,952	129,952

Income from continuing operations before income taxes and income on equity method investments						$342,420

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2010	Domestic	International
	(in thousands)
Segment revenues	$744,651	$155,648	$900,299	$24,072		$924,371
Segment operating expenses	157,978	48,219	206,197	12,471		218,668
Interest income, TV Azteca, net		7,084	7,084			7,084

Segment gross margin	586,673	114,513	701,186	11,601		712,787

Segment selling, general, administrative and development expense	27,561	18,951	46,512	3,110		49,622

Segment operating profit	$559,112	$95,562	$654,674	$8,491		663,165

Other selling, general, administrative and development expense					$57,487	57,487
Depreciation, amortization and accretion					221,238	221,238
Other expense (principally interest expense)					129,444	129,444

Income from continuing operations before income taxes and income on equity method investments						$254,996

13.	Subsequent Events

Colombia Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), a subsidiary of Millicom International Cellular S.A (“Millicom”), whereby a to-be-formed Colombian subsidiary of the Company will purchase up to 2,126 towers from Colombia Movil for an aggregate purchase price of approximately $182.0 million. Through a Millicom subsidiary, Millicom and Colombia Movil’s other shareholders will have an option to acquire an indirect, substantial minority equity interest in the Colombian subsidiary of the Company. The Company expects to close on the first tranche of towers during the fourth quarter of 2011, subject to customary closing conditions.

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

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our communications site portfolio of 38,048 sites includes wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks, which are collocation solutions to support seamless in-building and outdoor wireless coverage. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2011, 21,118 towers domestically and 16,667 towers internationally. Our portfolio also includes 263 in-building and outdoor DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the six months ended June 30, 2011.

The following table details the number of wireless communications sites we own in the countries in which we operate as of June 30, 2011:

Country	Number of Owned Sites
United States	21,358
International:
Brazil	2,407
Chile	424
Colombia	1,139
Ghana	400
India	8,015
Mexico	2,871
Peru	475
South Africa	959

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

Revenue Growth.    Our revenue is primarily generated from tenant leases, and the annual rental payments vary considerably depending upon various factors, including but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant, and remaining tower capacity. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located.

Our tenant leases are typically non-cancellable and have annual rent escalations. Our primary costs typically include ground rent, property taxes and repairs and maintenance, which are primarily fixed, with annual cost escalations. In our international markets, a portion of our operating costs is passed through to our tenants, such as ground rent and/or fuel costs. The primary factors affecting the consistent incremental growth in our revenues and cash flows for our domestic and international rental and management segments are new revenue generated from new sites acquired or constructed since the beginning of the prior year period (“new sites”) and organic revenue growth, which consists of:

•	Recurring revenues from tenant leases generated from sites which existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of cancellations; and

•	New revenue generated from leasing additional space on our legacy sites.

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable revenue growth. In addition, we intend to continue to supplement the growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our return on investment criteria.

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

REIT Election.    On May 19, 2011, our Board of Directors approved a plan to reorganize our business operations so that we would be eligible to elect to be treated as a REIT for federal income tax purposes. In connection with this reorganization, we propose to merge with and into American Tower REIT, Inc. (“American Tower REIT”), a newly formed, wholly owned subsidiary of American Tower, at which time the separate existence of American Tower will cease and American Tower REIT will be the surviving entity of the merger. Upon the effectiveness of the merger, American Tower REIT will change its name to “American Tower Corporation” and will succeed to and continue to operate the existing business of American Tower.

The merger will facilitate our compliance with REIT tax rules by ensuring the effective adoption of the charter provisions that implement share ownership and transfer restrictions required by the REIT tax rules. We initially filed a proxy statement/prospectus on Form S-4 with the Securities and Exchange Commission on June 3, 2011, as amended on July 18, 2011, which describes the merger and REIT election. We expect to hold a special meeting of stockholders in the fourth quarter of 2011 for the purpose of voting on that proposed merger. The merger and REIT election are subject to final approval by our Board of Directors. We continue to anticipate electing REIT status for the taxable year beginning January 1, 2012, but there is no certainty as to the timing of a REIT election or whether we will make a REIT election at all.

In preparation for an election to REIT status, we continue to make progress on our operational readiness initiatives, which include systems and process changes. The principal reorganization transactions are the qualification or formation of qualified REIT subsidiaries (“QRSs”) and taxable REIT subsidiaries (“TRSs”). We will hold and operate substantially all of our domestic wireless and broadcast tower leasing business directly and indirectly through one or more QRSs, and we will hold our network development services segment and DAS networks business, as currently structured and operated, and international operations through one or more TRSs. In the future, we may elect to reorganize and transfer certain assets or operations, such as our international operations, from our TRSs to other subsidiaries of American Tower REIT, including QRSs.

For purposes of qualifying as a REIT, we intend to issue a special distribution to stockholders of our undistributed earnings and profits (“E&P”) attributable to the taxable period ending prior to January 1, 2012. We expect that the special E&P distribution will be declared and paid in the fourth quarter of 2011. However, the Board of Directors may determine to pay the special E&P distribution at another time, but not later than December 31, 2012 if we elect REIT status for the taxable year beginning January 1, 2012. Based on our preliminary analysis, we currently estimate that the aggregate amount of the special E&P distribution will be no more than $200 million, and we expect to pay it solely with cash on hand. We will not make a special E&P distribution, however, if we determine that we do not have any pre-REIT accumulated earnings and profits.

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). We define Adjusted EBITDA as net income before: income (loss) from discontinued operations, net; income (loss) from equity method investments; income tax provision (benefit); other income (expense); loss on retirement of long-term obligations; interest expense; interest income; other operating expenses; depreciation, amortization and accretion; and stock-based compensation expense.

Adjusted EBITDA is not intended to replace net income or any other performance measures determined in accordance with GAAP. Rather, Adjusted EBITDA is presented as we believe it is a useful indicator of our current operating performance. We believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because (1) it is the primary measure used by our management team for purposes of decision making and for evaluating the performance of our operating segments; (2) it is a component of the calculation used by our lenders to determine compliance with certain debt covenants; (3) it is widely used in the tower industry to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) it provides investors with a meaningful measure for evaluating our period to period operating performance by eliminating items which are not operational in nature; and (5) it provides investors with a measure for comparing our results of operations to those of different companies by excluding the impact of long-term strategic decisions which can differ significantly from company to company, such as decisions with respect to capital structure, capital investments and the tax jurisdictions in which companies operate.

Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, has been included below.

Results of Operations

Three Months Ended June 30, 2011 and 2010 (in thousands)

Revenue

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$424,906	$374,634	$50,272	13%
International	158,933	81,847	77,086	94

Total rental and management	583,839	456,481	127,358	28
Network development services	13,396	13,456	(60)	—

Total revenues	$597,235	$469,937	$127,298	27%

Total revenues for the three months ended June 30, 2011, increased 27% to $597.2 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 10,400 new sites that we have constructed or acquired since April 1, 2010.

Domestic rental and management segment revenue for the three months ended June 30, 2011 increased 13% to $424.9 million. This growth was comprised of:

•

Approximately 11% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, and a positive impact from straight-line lease accounting due to extending thousands of leases with one of our major customers, partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 2%, which was a result of the construction or acquisition of approximately 900 new domestic sites since April 1, 2010.

International rental and management segment revenue for the three months ended June 30, 2011 increased 94% to $158.9 million. This growth was comprised of:

•

Approximately 12% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, a decrease in revenue reserves, the positive impact of foreign currency translation and the positive impact from straight-line lease accounting, and was partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 82%, which was a result of the construction or acquisition of approximately 9,500 new international sites since April 1, 2010.

Network development services segment revenue for the three months ended June 30, 2011 was consistent with the three months ended June 30, 2010.

Gross Margin

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$337,308	$294,010	$43,298	15%
International	105,791	60,283	45,508	75

Total rental and management	443,099	354,293	88,806	25
Network development services	6,649	7,030	(381)	(5)

Total gross margin	$449,748	$361,323	$88,425	24%

Total gross margin for the three months ended June 30, 2011 increased 24% to $449.7 million. The increase was primarily attributable to an increase in our rental and management segments.

Domestic rental and management segment gross margin for the three months ended June 30, 2011 increased 15% to $337.3 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 9% increase in direct operating costs, of which 5% was attributable to expense increases on our legacy domestic sites and 4% was attributable to the incremental direct operating costs associated with the addition of approximately 900 new domestic sites since April 1, 2010.

International rental and management segment gross margin for the three months ended June 30, 2011 increased 75% to $105.8 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 126% increase in direct operating costs, including pass-through expenses, of which 11% was attributable to expense increases on our legacy international sites, including changes in foreign currency exchange rates and 115% was attributable to the incremental costs associated with the addition of approximately 9,500 new international sites since April 1, 2010.

Network development services segment gross margin for the three months ended June 30, 2011 was consistent with the three months ended June 30, 2010.

Selling, General, Administrative and Development Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$17,833	$13,329	$4,504	34%
International	21,517	10,008	11,509	115

Total rental and management	39,350	23,337	16,013	69
Network development services	1,549	1,491	58	4
Other	31,422	28,754	2,668	9

Total selling, general, administrative and development expense	$72,321	$53,582	$18,739	35%

Total selling, general, administrative and development expense for the three months ended June 30, 2011 increased 35% to $72.3 million. The increase was primarily attributable to an increase in both of our rental and management segments.

Domestic rental and management segment selling, general, administrative and development expense for the three months ended June 30, 2011 increased 34% to $17.8 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, information technology, as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management segment selling, general, administrative and development expense for the three months ended June 30, 2011, increased 115% to $21.5 million. The increase was primarily attributable to our increased international expansion initiatives in Chile, Colombia, Ghana, India, Peru and South Africa.

Network development services segment selling, general, administrative and development expense for the three months ended June 30, 2011 was consistent with the three months ended June 30, 2010.

Operating Profit

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$319,475	$280,681	$38,794	14%
International	84,274	50,275	33,999	68

Total rental and management	403,749	330,956	72,793	22
Network development services	5,100	5,539	(439)	(8)

Total operating profit	$408,849	$336,495	$72,354	22%

Total operating profit for the three months ended June 30, 2011 increased 22% to $408.8 million. The increase was primarily attributable to the increase in both our rental and management segments gross margin, and was partially offset by increases in overhead costs attributable to both of our rental and management segments.

Domestic rental and management segment operating profit for the three months ended June 30, 2011 increased 14% to $319.5 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (15%) as described above, and was partially offset by increases in our domestic rental and management segment overhead costs (34%), as described above.

International rental and management segment operating profit for the three months ended June 30, 2011 increased 68% to $84.3 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (75%), as described above, and was partially offset by increases in our international rental and management segment overhead costs (115%), as described above.

Network development services segment operating profit for the three months ended June 30, 2011 was consistent with the three months ended June 30, 2010.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Depreciation, amortization and accretion	$138,558	$110,403	$28,155	26%

Depreciation, amortization and accretion for the three months ended June 30, 2011 increased 26% to $138.6 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 10,400 sites since April 1, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other operating expenses	$9,490	$5,037	$4,453	88%

Other operating expenses for the three months ended June 30, 2011 increased 88% to $9.5 million. The increase was primarily attributable to an increase in consulting and legal costs associated with our evaluation of a potential election to a REIT.

Interest Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Interest expense	$74,512	$56,074	$18,438	33%

Interest expense for the three months ended June 30, 2011 increased 33% to $74.5 million. The increase was primarily attributable to an increase in average debt outstanding, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.42% to 5.27%.

Other Income (Expense)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other income (expense)	$21,459	$(6,719)	$28,178	419%

Other income for the three months ended June 30, 2011 was $21.5 million, as compared to other expense of $6.7 million for the three months ended June 30, 2010. During the three months ended June 30, 2011, we recorded unrealized foreign currency gains associated primarily with intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $27.5 million, partially offset by other miscellaneous expenses of $6.0 million. During the three months ended June 30, 2010, we recorded unrealized foreign currency losses of approximately $6.2 million.

Income Tax Provision

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Income tax provision	$65,877	$30,352	$35,525	117%
Effective tax rate	36.8%	23.3%

The income tax provision for the three months ended June 30, 2011 increased 117% to $65.9 million. The effective tax rate (“ETR”) for the three months ended June 30, 2011, increased to 36.8% from 23.3%. The increase in ETR is primarily attributable to the impact of a number of discrete items during the quarter. The discrete items resulted in a decrease in the income tax provision of approximately $4.8 million and ETR of 2.7% during the three months ended June 30, 2011, compared to a decrease in the income tax provision of approximately $22.3 million and ETR of 17.2% during the three months ended June 30, 2010. The discrete items during the three months ended June 30, 2010 included a net benefit related to net operating losses.

The effective tax rates on income from continuing operations for the three months ended June 30, 2011 and 2010 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Net income	$113,171	$99,819	$13,352	13%
Loss from discontinued operations, net	—	6	(6)	(100)

Income from continuing operations	113,171	99,825	13,346	13
Income from equity method investments	(11)	(10)	1	10
Income tax provision	65,877	30,352	35,525	117
Other (income) expense	(21,459)	6,719	28,178	419
Loss on retirement of long-term obligations	—	35	(35)	(100)
Interest expense	74,512	56,074	18,438	33
Interest income	(2,711)	(694)	2,017	291
Other operating expenses	9,490	5,037	4,453	88
Depreciation, amortization and accretion	138,558	110,403	28,155	26
Stock-based compensation expense	11,687	13,228	(1,541)	(12)

Adjusted EBITDA	$389,114	$320,969	$68,145	21%

Net income for the three months ended June 30, 2011 increased 13% to $113.2 million. The increase was primarily attributable to an increase in operating profit, as described above, offset by an increase in depreciation, amortization and accretion and an increase in income tax provision.

Adjusted EBITDA for the three months ended June 30, 2011 increased 21% to $389.1 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (24%) and was partially offset by an increase in selling, general, administrative and development expenses (35%).

Results of Operations

Six Months Ended June 30, 2011 and 2010 (in thousands)

Revenue

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$842,532	$744,651	$97,881	13%
International	287,962	155,648	132,314	85

Total rental and management	1,130,494	900,299	230,195	26
Network development services	29,436	24,072	5,364	22

Total revenues	$1,159,930	$924,371	$235,559	25%

Total revenues for the six months ended June 30, 2011, increased 25% to $1,159.9 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 10,800 new sites that we have constructed or acquired since January 1, 2010.

Domestic rental and management segment revenue for the six months ended June 30, 2011 increased 13% to $842.5 million. This growth was comprised of:

•

Approximately 11% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, and a positive impact from straight-line lease accounting due to extending thousands of leases with one of our major customers, partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 2%, which was a result of the construction or acquisition of approximately 1,100 new domestic sites since January 1, 2010.

International rental and management segment revenue for the six months ended June 30, 2011 increased 85% to $288.0 million. This growth was comprised of:

•

Approximately 16% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, a decrease in revenue reserves, the positive impact of foreign currency translation and the positive impact from straight-line lease accounting, and was partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 69%, which was a result of the construction or acquisition of approximately 9,700 new international sites since January 1, 2010.

Network development services segment revenue for the six months ended June 30, 2011 increased 22% to $29.4 million. The increase was primarily attributable to a favorable one-time item.

Gross Margin

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$671,752	$586,673	$85,079	15%
International	193,642	114,513	79,129	69

Total rental and management	865,394	701,186	164,208	23
Network development services	15,220	11,601	3,619	31

Total gross margin	$880,614	$712,787	$167,827	24%

Total gross margin for the six months ended June 30, 2011 increased 24% to $880.6 million. The increase was primarily attributable to an increase in both of our rental and management segments and our network development services segment.

Domestic rental and management segment gross margin for the six months ended June 30, 2011 increased 15% to $671.8 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by an 8% increase in direct operating costs, of which 4% was attributable to expense increases on our legacy domestic sites and 4% was attributable to the incremental direct operating costs associated with the addition of approximately 1,100 new domestic sites since January 1, 2010.

International rental and management segment gross margin for the six months ended June 30, 2011 increased 69% to $193.6 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 110% increase in direct operating costs, including pass-through expenses, of which 15% was attributable to expense increases on our legacy international sites, including changes in foreign currency exchange rates and from an accrual adjustment made for straight-line ground lease accounting and 95% was attributable to the incremental costs associated with the addition of approximately 9,700 new international sites since January 1, 2010.

Network development services segment gross margin for the six months ended June 30, 2011 increased 31% to $15.2 million. The increase was primarily attributable to the nonrecurring increase in revenue described above.

Selling, General, Administrative and Development Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$36,012	$27,561	$8,451	31%
International	38,978	18,951	20,027	106

Total rental and management	74,990	46,512	28,478	61
Network development services	3,212	3,110	102	3
Other	60,251	57,487	2,764	5

Total selling, general, administrative and development expense	$138,453	$107,109	$31,344	29%

Total selling, general, administrative and development expense for the six months ended June 30, 2011, increased 29% to $138.5 million. The increase was primarily attributable to an increase in both of our rental and management segments.

Domestic rental and management segment selling, general, administrative and development expense for the six months ended June 30, 2011 increased 31% to $36.0 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, information technology, as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management segment selling, general, administrative and development expense for the six months ended June 30, 2011 increased 106% to $39.0 million. The increase was primarily attributable to our increased international expansion initiatives in Chile, Colombia, Ghana, India, Peru and South Africa.

Network development services segment selling, general, administrative and development expense for the six months ended June 30, 2011 increased 3% to $3.2 million. The increase was primarily attributable to costs incurred to support our new tower development and our site acquisition, zoning and permitting services.

Operating Profit

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$635,740	$559,112	$76,628	14%
International	154,664	95,562	59,102	62

Total rental and management	790,404	654,674	135,730	21
Network development services	12,008	8,491	3,517	41

Total operating profit	$802,412	$663,165	$139,247	21%

Total operating profit for the six months ended June 30, 2011 increased 21% to $802.4 million. The increase was primarily attributable to the increase in both our rental and management segments gross margin, and was partially offset by increases in overhead costs attributable to both of our rental and management segments.

Domestic rental and management segment operating profit for the six months ended June 30, 2011 increased 14% to $635.7 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (15%) as described above, and was partially offset by increases in our domestic rental and management segment overhead costs (31%), as described above.

International rental and management segment operating profit for the six months ended June 30, 2011 increased 62% to $154.7 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (69%) as described above, and was partially offset by increases in our international rental and management segment overhead costs (106%), as described above.

Network development services segment operating profit for the six months ended June 30, 2011 increased 41% to $12.0 million. The growth was primarily attributable to the increase in gross margin as described above.

Depreciation, Amortization and Accretion

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Depreciation, amortization and accretion	$269,789	$221,238	$48,551	22%

Depreciation, amortization and accretion for the six months ended June 30, 2011 increased 22% to $269.8 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 10,800 sites since January 1, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other operating expenses	$21,194	$9,791	$11,403	116%

Other operating expenses for the six months ended June 30, 2011 increased 116% to $21.2 million. The increase was primarily attributable to an increase of approximately $5.3 million in acquisition related costs and an increase in consulting and legal costs associated with our evaluation of a potential election to a REIT.

Interest Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Interest expense	$148,939	$114,491	$34,448	30%

Interest expense for the six months ended June 30, 2011 increased 30% to $148.9 million. The increase was primarily attributable to an increase in average debt outstanding, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.49% to 5.34%.

Other Income (Expense)

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other income (expense)	$35,166	$(6,323)	$41,489	656%

Other income for the six months ended June 30, 2011 was $35.2 million, as compared to other expense of $6.3 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recorded unrealized foreign currency gains associated primarily with intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $43.6 million, partially offset by other miscellaneous expenses of $8.4 million. During the six months ended June 30, 2010, we recorded unrealized foreign currency losses of approximately $5.8 million.

Income Tax Provision

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Income tax provision	$137,300	$58,741	$78,559	134%
Effective tax rate	40.1%	23.0%

The income tax provision for the six months ended June 30, 2011 increased 134% to $137.3 million. The ETR for the six months ended June 30, 2011 increased to 40.1% from 23.0%. The increase in ETR is primarily attributable to the impact of discrete items during the six month period. Discrete items resulted in a decrease in the income tax provision of approximately $1.8 million and ETR of 0.5% during the six months ended June 30, 2011, compared to a decrease in the income tax provision of approximately $45.7 million and ETR of 17.9% during the six months ended June 30, 2010. The discrete items during the six months ended June 30, 2010 primarily related to a reduction in accrued income taxes from the implementation of restructuring activities in Latin America as well as the net benefit related to net operating losses.

The effective tax rates on income from continuing operations for the six months ended June 30, 2011 and 2010 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Net income	$205,132	$196,302	$8,830	4%
Income from discontinued operations, net	—	(29)	(29)	(100)

Income from continuing operations	205,132	196,273	8,859	5
Income from equity method investments	(12)	(18)	(6)	(33)
Income tax provision	137,300	58,741	78,559	134
Other (income) expense	(35,166)	6,323	41,489	656
Loss on retirement of long-term obligations	—	35	(35)	(100)
Interest expense	148,939	114,491	34,448	30
Interest income	(5,015)	(1,196)	3,819	319
Other operating expenses	21,194	9,791	11,403	116
Depreciation, amortization and accretion	269,789	221,238	48,551	22
Stock-based compensation expense	24,045	26,792	(2,747)	(10)

Adjusted EBITDA	$766,206	$632,470	$133,736	21%

Net income for the six months ended June 30, 2011 increased 4% to $205.1 million. The increase was primarily attributable to an increase in operating profit, as described above, offset by an increase in depreciation, amortization and accretion and an increase in income tax provision.

Adjusted EBITDA for the six months ended June 30, 2011 increased 21% to $766.2 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (24%) and was partially offset by an increase in selling, general, administrative and development expenses (29%).

Liquidity and Capital Resources

The information in this section updates as of June 30, 2011 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of June 30, 2011, we had approximately $2,304.5 million of total liquidity, comprised of approximately $332.5 million in cash and cash equivalents and the ability to borrow approximately $972.0 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and up to $1,000.0 million under our new unsecured revolving credit facility (“Supplemental Credit Facility”). Summary cash flow information for the six months ended June 30, 2011 and 2010 is set forth below (in thousands).

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used for):
Operating activities	$559,338	$516,396
Investing activities	(1,057,287)	(286,910)
Financing activities	(57,380)	(174,863)
Net effect of changes in exchange rates on cash and cash equivalents	3,908	977

Net (decrease) increase in cash and cash equivalents	$(551,421)	$55,600

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction, DAS network installations, and tower and land acquisitions. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of June 30, 2011, we had total outstanding indebtedness of approximately $5.7 billion. During the six months ended June 30, 2011 and the year ended December 31, 2010, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months.

Cash Flows from Operating Activities

For the six months ended June 30, 2011, cash provided by operating activities was $559.3 million, an increase of $42.9 million as compared to the six months ended June 30, 2010. This increase was primarily attributable to an increase of $139.2 million in the operating profit of our operating segments, partially offset by an increase in our net deferred rent asset.

Our domestic and international rental and management segments and network development services segment are expected to generate cash flows from operations during 2011 in excess of their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the six months ended June 30, 2011, cash used for investing activities was $1,057.3 million, an increase of $770.4 million as compared to the six months ended June 30, 2010. This increase was primarily attributable to increased spending for acquisitions during the six months ended June 30, 2011.

During the six months ended June 30, 2011, payments for purchases of property and equipment and construction activities totaled $236.6 million, including $132.0 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 470 communications sites, $48.6 million to acquire land under our towers that was subject to ground agreements (including leases), $33.1 million for capital improvements and corporate capital expenditures and $22.9 million related to redevelopment of our existing communications sites to accommodate new tenant equipment. In addition, during the six months ended June 30, 2011, we spent $892.6 million to acquire approximately 2,500 communications sites in the United States, Brazil, Chile, Colombia, Ghana and South Africa.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2011 total capital expenditures will be between approximately $400 million and $450 million, including between $65 million and $75 million for capital improvements and corporate capital expenditures, approximately $55 million for the redevelopment of existing communications sites, between $80 million and $100 million for ground lease purchases and between $180 million and $240 million for other discretionary capital projects including the construction of approximately 1,200 to 1,500 new communications sites. We expect that we will spend approximately $240 million during the remainder of 2011 to acquire up to 1,476 towers in Ghana from MTN Group Limited (“MTN Group”) and 405 towers in South Africa from Cell C (Pty) Limited (“Cell C”), of which 329 towers were purchased on July 25, 2011. In addition, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. on July 17, 2011 to purchase up to 2,126 towers. The Company expects to close on the first tranche of towers during the fourth quarter of 2011, subject to customary closing conditions.

Cash Flows from Financing Activities

For the six months ended June 30, 2011, cash used for financing activities was $57.4 million, as compared to cash used for financing activities of $174.9 million during the six months ended June 30, 2010. The $57.4 million of cash used for financing activities during the six months ended June 30, 2011 primarily related to payments for the repurchase of our Class A common stock (“Common Stock”) of $231.6 million, which consisted of $220.9 million ($224.7 million, including commissions and fees, offset by an increase in accrued treasury stock of $3.8 million) of repurchases under our stock repurchase program and $10.7 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units, and the repayment of notes payable, credit facilities, and capital leases of $127.6 million, partially offset by proceeds from short-term borrowings of $101.1 million, borrowings under our Revolving Credit Facility of $100.0 million, proceeds from stock options, warrants and stock purchase plans of $40.2 million and proceeds from other long-term borrowings of $30.2 million.

Revolving Credit Facility.    As of June 30, 2011, we had $275.0 million outstanding and the ability to borrow approximately $972.0 million under our Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course. In July 2011, we borrowed an additional $100.0 million under the Revolving Credit Facility.

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

Supplemental Credit Facility.    On April 8, 2011, we entered into the Supplemental Credit Facility that allowed us to borrow $860.0 million and on June 16, 2011, we received additional commitments for an aggregate of $140.0 million. As a result, as of June 30, 2011, the Supplemental Credit Facility allows us to borrow up to $1.0 billion.

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

As of June 30, 2011, we had not drawn on the Supplemental Credit Facility.

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

Colombian Short-Term Credit Facility.    In connection with the purchase of the exclusive rights for towers from Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), we entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, we increased the credit facility by 66.3 billion Colombian Pesos. As of June 30, 2011, we had 139.1 billion Colombian Pesos (approximately $78.5 million) outstanding under this credit facility. The maturity date of the credit facility was extended to July 25, 2011 from May 26, 2011. On July 25, 2011, we refinanced this credit facility with a new 141.1 billion Colombian Peso-denominated short-term credit facility (approximately $80.2 million). The maturity date for this new facility is October 25, 2011.

South African Bridge Loan.    In connection with the acquisition of 959 communications sites from Cell C, we entered into a 695.4 million South African Rand-denominated bridge loan (“Bridge Loan”) on March 2, 2011. As of June 30, 2011, 695.4 million South African Rand (approximately $102.7 million) was outstanding under the Bridge Loan. The Bridge Loan matures on September 30, 2011.

Ghana Loan.    In connection with the establishment of our joint venture with MTN Group and the acquisition of 400 communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, executed a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (“MTN Subsidiary”), as the lenders.

The loan accrues interest at 9.0% and matures on May 4, 2016. As of June 30, 2011, $30.2 million was payable to the MTN Subsidiary.

Stock Repurchase Programs.    During the six months ended June 30, 2011, we continued to repurchase shares of our Common Stock pursuant to our publicly announced stock repurchase program, as described below.

In February 2008, our Board of Directors approved a stock repurchase program for the repurchase of up to $1.5 billion of our Common Stock (“2008 Buyback”). During the six months ended June 30, 2011, we repurchased 4.4 million shares of our Common Stock for an aggregate of $224.7 million, including commissions and fees, pursuant to the 2008 Buyback. Between July 1, 2011 and July 22, 2011, we repurchased an additional 0.3 million shares of our Common Stock for an aggregate of $18.0 million, including commissions and fees. As of July 22, 2011, we had repurchased a total of 34.5 million shares of our Common Stock for an aggregate of $1.4 billion, including commissions and fees, pursuant to our 2008 Buyback.

In March 2011, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of Common Stock. As of July 22, 2011, we had not made any repurchases under this program.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the six months ended June 30, 2011, we received an aggregate of approximately $40.2 million in proceeds upon exercises of stock options.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of June 30, 2011 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	275,000	June 8, 2012
Term Loan	325,000	June 8, 2012
4.50% senior notes	999,264	January 15, 2018
5.05% senior notes	699,222	September 1, 2020
4.625% senior notes	599,417	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,621	May 15, 2019
South African Bridge Loan (2)	102,731	September 30, 2011
Colombian Short-Term Credit Facility (3)	78,525	July 25, 2011
Ghana Loan (4)	30,241	May 4, 2016
Other debt, including capital leases	46,822

Total	$5,701,843

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The South African Bridge Loan is denominated in South African Rand and was entered into in connection with the acquisition of communications sites from Cell C.

(3)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for towers from Coltel.
(4)	The Ghana Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture in Ghana.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $43.3 million as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2011. We also classified approximately $28.4 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2011.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2010, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the Securitization and to our Revolving Credit Facility, Term Loan and Supplemental Credit Facility contain certain financial ratios and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Revolving Credit Facility, Term Loan and Supplemental Credit Facility.    The loan agreements for the Revolving Credit Facility, Term Loan, and Supplemental Credit Facility contain certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of June 30, 2011, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2011, under the Revolving Credit Facility we could incur approximately $2.82 billion of additional indebtedness and under the Supplemental Credit Facility we could incur approximately $3.03 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, under the Revolving Credit Facility our revenues could decrease by approximately $471 million and under the Supplemental Credit Facility our revenues could decrease by approximately $505 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2011, under the Revolving Credit Facility we could incur approximately $2.43 billion of additional Senior Secured Debt and under the Supplemental

Credit Facility we could incur approximately $2.58 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, under the Revolving Credit Facility our revenues could decrease by approximately $809 million and under the Supplemental Credit Facility our revenues could decrease by approximately $860 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended June 30, 2011, our interest expense, which was $270 million for that period, could increase by approximately $290 million under the Revolving Credit Facility and approximately $311 million under the Supplemental Credit Facility, and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, under the Revolving Credit Facility our revenues could decrease by approximately $726 million and under the Supplemental Credit Facility our revenues could decrease by approximately $778 million and we would still remain in compliance with this ratio.

The loan agreements also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for the Revolving Credit Facility, Term Loan and Supplemental Credit Facility would not only prevent us from being able to borrow additional funds under the facility, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for the Revolving Credit Facility, Term Loan and Supplemental Credit Facility and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to Securitization Transaction.    The loan agreement for the Securitization involves assets related to 5,288 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). The Securitization loan agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Securitization loan agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Securitization loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the six months ended June 30, 2011, the Borrowers distributed excess cash to us of approximately $252.9 million.

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

Consequently, a failure to comply with the covenants in the Securitization loan agreement could prevent the Borrowers from taking certain actions with respect to the towers. Additionally, a failure to meet the noted DSCR tests could prevent the Borrowers from distributing excess cash flow to us, which could affect our ability to fund our discretionary expenditures, including tower construction and acquisitions and our stock repurchase programs. In addition, if the Borrowers were to default on the loan related to the Securitization, the trustee could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose the towers and the revenue associated with the towers.

As of June 30, 2011, the Borrowers’ DSCR was 3.57x. Based on the Borrowers’ net cash flow for the calendar quarter ended June 30, 2011 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $224.0 million in net cash flow before triggering a Cash Trap DSCR, and approximately $238.8 million in net cash flow before triggering an Amortization Period.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2011. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by us as of January 1, 2011 and did not have a material impact on our condensed consolidated results of operations or financial position.

Accounting Standards Updates

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our condensed consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of June 30, 2011 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of June 30, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$182,775	$1,444	$943	$1,750,473	$600,485	$2,572,201	$5,108,321	$5,341,781
Average Interest Rate (a)	6.54%	4.74%	5.89%	5.61%	4.63%	5.47%
Variable Rate Debt (a)		$600,000					$600,000	$594,000

(a)	As of June 30, 2011, variable rate debt consisted of our Revolving Credit Facility ($275.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of June 30, 2011, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of June 30, 2011 was $295.6 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of June 30, 2011 was $599.4 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of June 30, 2011 was $699.2 million); the 4.50% Notes due 2018 ($1.0 billion principle amount due at maturity, the balance as of June 30, 2011 was $999.3 million); and other debt of $258.3 million (including the Colombian Short-Term Credit Facility, the South African Bridge Loan and the Ghana Loan). Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offered Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2011 for the Revolving Credit Facility and Term Loan was 0.88%. For the six months ended June 30, 2011, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 1.80%.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2011, was comprised of $275.0 million under the Revolving Credit Facility and $325.0 million under the Term Loan. A 10% increase, or approximately 10 basis points, in current interest rates would have caused an additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the six months ended June 30, 2011.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

For the six months ended June 30, 2011, approximately 25% of our revenues and approximately 31% of our total operating expenses were denominated in foreign currencies, as compared to 17% and 20%, respectively, during the same period in 2010.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2011 used to translate our financial results to U.S. Dollars. As of June 30, 2011, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 3%.

As of June 30, 2011, we have a substantial amount of additional intercompany debt and similar unaffiliated balances that are denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt has not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances entered into in 2011 would result in approximately $62.3 million of unrealized gains or losses that would be included in other income in our condensed consolidated statement of operations for the six months ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 2, 2011, we received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to our tax accounting and reporting. While we believe this investigation may in part relate to a former employee’s complaints received in the past, which we previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, we cannot at this time predict the scope or the outcome of this investigation. We understand that our independent registered public accounting firm and one of our consultants have also received subpoenas related to our tax accounting and reporting during this period and our investigation into this complaint. We are cooperating and intend to continue to cooperate fully with the SEC with respect to its investigation.

On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), our wholly owned subsidiary formed under the laws of the Republic of Mauritius. The complaint names AT Mauritius, American Towers LLC and us as defendants, and the dispute concerns the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint seeks release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also seeks punitive damages in excess of $69.0 million. We filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. We also asserted in our answer that the demand for punitive damages is meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and, in January 2011, the court granted our motion for summary judgment, finding no obligation for us to release the disputed portion of the tax escrow until 2013. Other claims are pending. In March 2011, Horse-Shoe filed a motion for summary judgment seeking disbursement of $5.3 million of the holdback escrow account that it claims is undisputed. The court denied Horse-Shoe’s motion in May 2011. We are vigorously defending the lawsuit.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, have the effect of decreasing demand for tower space or reduce obtainable lease rates. Examples of such technologies include spectrally efficient air access technologies which potentially can relieve some network capacity problems and could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells, could offload a portion of network traffic away from the traditional tower-based networks, which would reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our antenna space. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.

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

Furthermore, our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, as well as those risks described below in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.” Although we generally focus our international efforts in countries with relatively stable political and macroeconomic environments, we are subject to several factors outside our control, and our expansion initiatives may not succeed and may materially and adversely affect our business, results of operations or financial condition.

We could suffer adverse tax or other financial consequences if taxing authorities do not agree with our tax positions.

We are periodically subject to examinations by taxing authorities in the states and countries where we do business, and we expect that we will continue to be subject to tax examinations in the future. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If there are tax benefits that are challenged successfully by a taxing authority, we may be required to pay additional taxes or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations or financial condition.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the six months ended June 30, 2011, approximately 25% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities. In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action or withhold consents contrary to our requests, or become unable or unwilling to fulfill their commitments which could require us to assume and fulfill the obligations of that joint venture.

We also face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in the respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues and operating profits, which could have a material adverse effect on our business, results of operations or financial condition.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the six months ended June 30, 2011, four customers accounted for approximately 73% of our domestic rental and management segment revenue; and four customers accounted for approximately 44% of our international rental and management segment revenue, and this concentration could be greater should potential acquisitions by our customers be approved by certain regulatory authorities. If any of these customers are unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on us or our customer relationships, it is possible that such disputes could lead to a termination of our leases with customers or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Our largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell operates. Iusacell represented approximately 4% of our total revenue for the six months ended June 30, 2011. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this process, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010 and subsequently concluded the process in April 2011 after a Mexican court ruled in favor of the refinancing plan presented by the two legal entities. As of June 30, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long term in nature) were $20.9 million and $61.0 million, respectively.

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

Our business, and that of our tenants, is subject to federal, state, local and foreign regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Regulatory Matters.”

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 86% of the communications sites in our portfolio as of June 30, 2011 are located on land we lease, but do not own. Approximately 86% of the ground leases for these sites have a final expiration date of 2020 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of June 30, 2011, we had approximately $5.7 billion of consolidated debt, and the ability to borrow additional amounts of approximately $2.0 billion under our Revolving Credit Facility and Supplemental Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility and our Supplemental Credit Facility and obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would increase our total leverage.

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

Restrictive covenants in the loan agreements related to our Securitization, the loan agreements for the credit facilities, and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

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

The loan agreements for the Revolving Credit Facility, Term Loan and Supplemental Credit Facility each contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and thus may require that we limit our ability to take various actions, such as incurring additional debt, guaranteeing indebtedness, paying dividends or other distributions to stockholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition.

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

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

We are currently not treated as a REIT for tax purposes. Our board of directors has authorized us to take the steps necessary to elect to be treated as a REIT for tax purposes, effective for the taxable year beginning January 1, 2012. In order to qualify as a REIT, we plan to hold our non-qualifying REIT assets in one or more TRSs. These non-qualifying REIT assets consist principally of our DAS networks business and network development services segment as currently structured and operated. In addition, for the foreseeable future, we have chosen to include in TRSs our tower operations in international markets, because these assets and operations will continue to be subject to taxation in the applicable foreign jurisdictions, and will not benefit from the income tax treatment that we anticipate will become available to our domestic REIT operations.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Internal Revenue Code (“Code”):

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	we would be disqualified from REIT tax treatment for the four taxable years following the year during which we were so disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxable as a corporation, beginning in the year in which the failure occurs, and we will not be allowed to re-elect to be taxed as a REIT for the following four years.

If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment would be reduced.

REIT qualification involves the application of highly technical and complex provisions of the Code to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

We may not realize the anticipated tax benefits from the REIT conversion effective January 1, 2012 because the timing of the REIT conversion is not certain.

We anticipate that the REIT conversion will be effective January 1, 2012. However, the effective date of the REIT conversion could be delayed, in which event we could not elect REIT status until the taxable year beginning January 1, 2013, at the earliest. In that event, the benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal income tax through distributions to stockholders, would not commence January 1, 2012, and we would pay corporate level income taxes on our taxable income, to the extent NOLs are not available to reduce our taxable income, until such time as we became a REIT. Additionally, even if the transactions necessary to implement the REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if we determine in our sole discretion that it is not in the best interests of us or our stockholders.

As a REIT, failure to make required distributions would subject us to federal corporate income tax.

We have never declared or paid any cash distributions on our Common Stock. Following the completion of the merger and the special E&P distribution, we intend to declare regular quarterly distributions commencing with the first quarter of 2012, the amount of which will be determined, and is subject to adjustment, by the American Tower REIT board of directors. To qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income, and may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

Covenants specified in our existing and future debt instruments may limit our ability to make required REIT distributions.

Our Revolving Credit Facility, our Term Loan and our Supplemental Credit Facility contain balance sheet, interest coverage and other covenants that could limit our distributions to stockholders. In addition, under the loan agreement related to our Securitization, a failure to comply with the covenants in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. If these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Our cash distributions may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. The American Tower REIT board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, any stock repurchase program, the financial condition of wireless service providers and general market demand for our communications sites available for lease. Consequently, our distribution levels may fluctuate.

There are uncertainties relating to the estimate of our special E&P distribution.

To qualify for taxation as a REIT, we will be required to distribute to our stockholders all of our pre-REIT accumulated earnings and profits, if any, as measured for federal income tax purposes, prior to the end of our first taxable year as a REIT, which we expect will be the taxable period ending December 31, 2012. Failure to make the special E&P distribution before December 31, 2012 could result in our disqualification for taxation as a REIT. While we estimate that we will declare and pay the special E&P distribution during the fourth quarter of 2011, the determination of the timing and amount to be distributed in the special E&P distribution is a complex factual and legal determination. We may have less than complete information at the time we undertake our analysis or may interpret the applicable law differently from the Internal Revenue Service (“IRS”). We currently believe and intend that our special E&P distribution will satisfy the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. There are, however, substantial uncertainties relating to the computation of our special E&P distribution, including the possibility that the IRS could, in auditing tax years through 2011, successfully assert that our taxable income should be increased, which could increase our pre-REIT accumulated earnings and profits. Thus, we may fail to satisfy the requirement that we distribute all of our pre-REIT accumulated earnings and profits by the close of our first taxable year as a REIT. Moreover, although there are procedures available to cure a failure to distribute all of our pre-REIT accumulated earnings and profits, we cannot now determine whether we will be able to take advantage of them or the economic impact to us of doing so.

Even if we qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

Our network development services segment and our DAS networks business will be conducted through one or more wholly owned TRSs because these activities could generate non-qualifying REIT income as currently structured and operated. Additionally, for the foreseeable future, we have chosen to include in TRSs our tower operations in international markets, because these assets and operations will continue to be subject to taxation in the applicable foreign jurisdictions, and not benefit from the income tax treatment available to our domestic REIT operations. Those TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our available cash.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on all or a portion of the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the REIT conversion, to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election in excess of our then tax basis. If we elect REIT status for the taxable year beginning January 1, 2012, that tax on subsequently sold assets will be based on the fair market value and built-in-gain of those assets as of January 1, 2012. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

In addition, the IRS and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years of American Tower prior to the time it qualified as a REIT, in which case we will owe these taxes plus applicable interest and penalties, if any. Moreover, any increase in taxable income for these pre-REIT periods will likely result in an increase in pre-REIT accumulated earnings and profits, which could either increase the taxable portion of the special E&P distribution to our stockholders or cause us to pay an additional taxable distribution to our stockholders after the relevant determination.

We may be required to borrow funds, sell assets, or raise equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage. For a discussion of risks related to our substantial level of indebtedness, see “—Our leverage and debt service obligations may materially and adversely affect us.”

In addition, if we fail to comply with certain asset ownership tests, at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of American Tower REIT common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, a conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.

Following our election to be taxed as a REIT, we intend to initially conduct a significant portion of our business activities, including our DAS networks business, our network development services segment and our international operations, through one or more domestic or foreign TRSs. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may affect our ability to make additional investments in our DAS networks business or network development services segment as currently structured and operated, in other non-REIT qualifying operations or assets, or in international operations through TRSs. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt and it is possible that we might be required to borrow funds, sell assets or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

As a REIT, we will be limited in our ability to fund distribution payments using cash generated through our TRSs.

Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from the leasing of our communications sites and rental-related services. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs became highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

In addition, the majority of our income and cash flows from our TRSs will be generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.

Our planned extensive use of TRSs, in particular for our international operations, may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively and increase the cost of our hedging, and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge liabilities. Generally, income from hedging transactions that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations do not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

The current market price of our Common Stock may not be indicative of the market price of American Tower REIT common stock following the REIT conversion and the special E&P distribution.

Our current share price may not be indicative of how the market will value American Tower REIT common stock following the REIT conversion because of the effect of the actual distribution of cash in connection with the special E&P distribution, the change in our organization from a taxable C corporation to a REIT and the change in our distribution policy. Our Common Stock price does not necessarily take into account these effects, and the stock price after the REIT conversion and the special E&P distribution could be lower than the current price. Furthermore, one of the factors that may influence the price of American Tower REIT common stock will be the yield from distributions on American Tower REIT common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected. In addition, our use of TRSs may cause the market to value American Tower REIT common stock differently than the shares of other REITs, which may not use TRSs as extensively as we will. The market price of American Tower REIT common stock will also be affected by general market conditions (as the price of the Common Stock currently is) and will be potentially affected by the economic and market perception of REIT securities.

We have no experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of American Tower REIT common stock and ability to satisfy debt service obligations.

American Tower REIT was formed on May 17, 2011 and has no operating history as a REIT. In addition, our senior management team has no experience operating a REIT. We cannot assure you that our past experience will be sufficient to operate our company successfully as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, cash flow, per share trading price of American Tower REIT common stock and ability to satisfy debt service obligations.

Legislative or other actions affecting REITs could have a negative effect on us or our stockholders.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to us of such qualification.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended June 30, 2011, we repurchased a total of 1,974,437 shares of our Common Stock for an aggregate of $102.0 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 2011	574,147	$50.92	574,147	$179.2
May 2011	394,000	53.15	394,000	158.2
June 2011	1,006,290	51.47	1,006,290	106.4

Total Second Quarter	1,974,437	$51.65	1,974,437	$106.4

(1)	Repurchases made pursuant to the 2008 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since June 30, 2011, we have continued to repurchase shares of our Common Stock pursuant to our 2008 Buyback. Between July 1, 2011 and July 22, 2011, we repurchased a total of 0.3 million shares of our Common Stock for an aggregate of $18.0 million, including commissions and fees, pursuant to this program.

In March 2011, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of Common Stock. As of July 22, 2011, we had not made any repurchases under this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 4, 2011	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on May 23, 2011.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1