Form 10-Q
period 2011-09-30
AMERICAN TOWER CORP /MA/
filed 2011-11-02
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 21, 2011, there were 393,025,145 shares of Class A Common Stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,506	$883,963
Restricted cash	50,221	75,972
Short-term investments and available-for-sale securities	4,726	46,428
Accounts receivable, net	100,063	81,479
Prepaid and other current assets	228,590	145,599
Deferred income taxes	252,699	174,788

Total current assets	813,805	1,408,229

PROPERTY AND EQUIPMENT, net	4,125,887	3,685,105
GOODWILL	2,673,631	2,514,539
OTHER INTANGIBLE ASSETS, net	2,208,387	1,880,466
DEFERRED INCOME TAXES	177,423	93,300
DEFERRED RENT ASSET	560,121	470,637
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	336,082	317,808

TOTAL	$10,895,336	$10,370,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$352,781	$289,809
Accrued interest	61,536	40,621
Current portion of long-term obligations	861,160	74,896
Unearned revenue	95,851	134,135

Total current liabilities	1,371,328	539,461

LONG-TERM OBLIGATIONS	4,970,502	5,512,492
ASSET RETIREMENT OBLIGATIONS	400,216	341,838
OTHER LONG-TERM LIABILITIES	805,649	471,735

Total liabilities	7,547,695	6,865,526

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Class A common stock: $.01 par value, 1,000,000,000 shares authorized, 488,433,889 and 486,056,952 shares issued, and 393,467,211 and 398,677,234 shares outstanding, respectively	4,884	4,860
Additional paid-in capital	8,665,807	8,577,093
Accumulated deficit	(1,545,244)	(1,736,596)
Accumulated other comprehensive (loss) income	(87,070)	38,053
Treasury stock (94,966,678 and 87,379,718 shares at cost, respectively)	(3,775,087)	(3,381,966)

Total American Tower Corporation stockholders’ equity	3,263,290	3,501,444
Noncontrolling interest	84,351	3,114

Total stockholders’ equity	3,347,641	3,504,558

TOTAL	$10,895,336	$10,370,084

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Rental and management	$614,808	$499,821	$1,745,302	$1,400,120
Network development services	15,595	13,501	45,031	37,573

Total operating revenues	630,403	513,322	1,790,333	1,437,693

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management (including stock-based compensation expense of $853, $0, $853 and $0, respectively)	160,265	115,390	432,454	321,587
Network development services (including stock-based compensation expense of $910, $0, $910 and $0, respectively)	8,668	7,583	22,884	20,054
Depreciation, amortization and accretion	142,113	115,383	411,902	336,621
Selling, general, administrative and development expense (including stock-based compensation expense of $10,377, $13,353, $34,422 and $40,146, respectively)	76,476	57,295	214,929	164,404
Other operating expenses	14,576	4,299	35,770	14,090

Total operating expenses	402,098	299,950	1,117,939	856,756

OPERATING INCOME	228,305	213,372	672,394	580,937

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $458, $371, $1,186 and $1,115, respectively	3,498	3,585	10,587	10,669
Interest income	1,822	1,954	6,837	3,150
Interest expense	(77,796)	(62,904)	(226,735)	(177,395)
Loss on retirement of long-term obligations	—	—	—	(35)
Other (expense) income (including unrealized foreign currency (losses) gains of $(145,144), $8,933, $(101,505) and $5,531, respectively)	(150,876)	8,236	(115,710)	1,913

Total other expense	(223,352)	(49,129)	(325,021)	(161,698)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	4,953	164,243	347,373	419,239
Income tax provision	(24,681)	(70,649)	(161,981)	(129,390)
Income on equity method investments	2	6	14	24

(LOSS) INCOME FROM CONTINUING OPERATIONS	(19,726)	93,600	185,406	289,873
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT) OF $0, $0, $0 and $(19), RESPECTIVELY	—	1	—	30

NET (LOSS) INCOME	(19,726)	93,601	185,406	289,903
Net loss (income) attributable to noncontrolling interest	4,025	(162)	5,946	(481)

NET (LOSS) INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$(15,701)	$93,439	$191,352	$289,422

NET (LOSS) INCOME PER COMMON SHARE AMOUNTS:
BASIC:
(Loss) income from continuing operations attributable to American Tower Corporation	$(0.04)	$0.23	$0.48	$0.72
Income from discontinued operations attributable to American Tower Corporation	—	—	—	—

Net (loss) income attributable to American Tower Corporation	$(0.04)	$0.23	$0.48	$0.72

DILUTED:
(Loss) income from continuing operations attributable to American Tower Corporation	$(0.04)	$0.23	$0.48	$0.71
Income from discontinued operations attributable to American Tower Corporation	—	—	—	—

Net (loss) income attributable to American Tower Corporation	$(0.04)	$0.23	$0.48	$0.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	395,183	400,602	396,507	401,887

DILUTED	395,183	403,455	400,467	405,053

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,406	$289,903
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	36,185	40,146
Depreciation, amortization and accretion	411,902	336,621
Other non-cash items reflected in statements of operations	287,286	144,674
Increase in net deferred rent asset	(69,874)	(49,404)
Increase in restricted cash	(825)	(2,994)
Increase in assets	(58,891)	(56,555)
Increase in liabilities	58,809	72,228

Cash provided by operating activities	849,998	774,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(397,088)	(228,480)
Payments for acquisitions, net of cash acquired	(1,220,572)	(584,270)
Proceeds from sale of short-term investments, available-for-sale securities and other long-term assets	65,223	9,340
Payments for short-term investments	(20,412)	(36,425)
Deposits, restricted cash, investments and other	13,218	(19,325)

Cash used for investing activities	(1,559,631)	(859,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	101,128	—
Borrowings under credit facilities	280,014	457,153
Proceeds from issuance of senior notes	—	699,160
Proceeds from other long-term borrowings	80,814	—
Repayments of notes payable, credit facilities and capital leases	(207,120)	(722,031)
Purchases of Class A common stock	(391,098)	(350,452)
Proceeds from stock options, warrants and stock purchase plan	60,926	122,342
Deferred financing costs and other financing activities	79,601	(6,214)

Cash provided by financing activities	4,265	199,958

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(1,089)	9,168

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(706,457)	124,585
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	883,963	247,293

CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,506	$371,878

CASH PAID FOR INCOME TAXES	$48,808	$22,921

CASH PAID FOR INTEREST	$195,877	$144,239

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$4,495	$4,003

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES	$5,060	$1,641

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Unaudited

(in thousands, except share data)

	Class A Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity	Total Comprehensive Income

	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2010	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Stock-based compensation related activity	4,156,795	42			146,967				147,009
Issuance of common stock upon exercise of warrants	1,631,061	16			6,843				6,859
Issuance of common stock-Stock Purchase Plan	38,542				1,327				1,327
Treasury stock activity			(7,812,387)	(346,153)					(346,153)
Net change in fair value of cash flow hedges, net of tax						6,686			6,686	$6,686
Net realized gain on cash flow hedges, net of tax						89			89	89
Net unrealized gain on available-for-sale securities, net of tax						1			1	1
Foreign currency translation adjustment, net of tax						30,278			30,278	30,278
Distributions to noncontrolling interest								(474)	(474)
Net income							289,422	481	289,903	289,903

Total comprehensive income										$326,957

BALANCE, SEPTEMBER 30, 2010	485,530,031	$4,855	(85,919,036)	$(3,307,330)	$8,548,780	$24,405	$(1,820,110)	$3,050	$3,453,650

BALANCE, JANUARY 1, 2011	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	2,333,452	23			86,828				86,851
Issuance of common stock-Stock Purchase Plan	43,485	1			1,886				1,887
Treasury stock activity			(7,586,960)	(393,121)					(393,121)
Net change in fair value of cash flow hedges, net of tax						1,977			1,977	$1,977
Net realized gain on cash flow hedges, net of tax						195			195	195
Net unrealized loss on available-for-sale securities, net of tax						(86)			(86)	(86)
Foreign currency translation adjustment, net of tax						(127,209)			(127,209)	(127,209)
Contributions from noncontrolling interest								87,564	87,564
Distributions to noncontrolling interest								(381)	(381)
Net income (loss)							191,352	(5,946)	185,406	185,406

Total comprehensive income										$60,283

BALANCE, SEPTEMBER 30, 2011	488,433,889	$4,884	(94,966,678)	$(3,775,087)	$8,665,807	$(87,070)	$(1,545,244)	$84,351	$3,347,641

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

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries.

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

Changes in Presentation—Changes have been made to the presentation of gross purchases and sales of short-term investments within the condensed consolidated statements of cash flows for the nine months ended September 30, 2010.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company derives the largest portion of its revenues, corresponding trade receivables and the related deferred rent asset from a small number of customers in the telecommunications industry. Approximately 53% of its revenues are derived from four customers. In addition, the Company has concentrations of credit risk in certain geographic areas.

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

The Company’s largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of the Company’s total revenue for nine months ended September 30, 2011. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010 and subsequently concluded the process in April 2011 after a Mexican court ruled in favor of the refinancing plan presented by the two legal entities. As of September 30, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $17.4 million and $56.3 million, respectively.

Recently Adopted Accounting Standards—In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by the Company on or after January 1, 2011 and did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

Accounting Standards Updates—In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance is not expected to have a material impact on the Company’s condensed consolidated results of operations or financial position.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this guidance is not expected to have a material impact on the Company’s condensed consolidated results of operations or financial position.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted). Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The implementation of this guidance will have no impact on the Company’s condensed consolidated results of operations or financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of September 30, 2011, short-term investments included investments with original maturities of three months or more of $4.7 million and available-for-sale securities of less than $0.1 million. As of December 31, 2010, short-term investments included investments with original maturities of three months or more of $46.2 million and available-for-sale securities of $0.2 million.

3.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010, revised for purchase accounting measurement period adjustments	$2,514,539
Additions	204,895
Effect of foreign currency translation	(45,803)

Balance as of September 30, 2011	$2,673,631

The Company’s other intangible assets subject to amortization consist of the following:

		As of September 30, 2011			As of December 31, 2010 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (1)	Up to 20	$1,388,984	$(641,555)	$747,429	$1,260,636	$(603,578)	$657,058
Acquired customer base	15-20	754,272	(543,060)	211,212	750,104	(513,223)	236,881
Acquired customer relationships	20	1,463,350	(273,175)	1,190,175	1,144,978	(223,628)	921,350
Acquired licenses and other intangibles	5-15	21,275	(20,025)	1,250	21,601	(19,984)	1,617
Economic Rights, TV Azteca	70	27,946	(12,904)	15,042	30,292	(13,646)	16,646

Total		3,655,827	(1,490,719)	2,165,108	3,207,611	(1,374,059)	1,833,552
Deferred financing costs, net (2)	N/A			43,279			46,914

Other intangible assets, net				$2,208,387			$1,880,466

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding tower ground lease or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.
(3)	December 31, 2010 balances have been revised to reflect purchase accounting measurement period adjustments.

The Company amortizes these intangibles on a straight-line basis. As of September 30, 2011, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, was approximately 12 years. Amortization of intangible assets for the three and nine months ended September 30, 2011 was approximately $43.3 million and $131.2 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and nine months ended September 30, 2010 was approximately $39.1 million and $114.6 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Based on the current estimated useful lives, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Fiscal Year
2011 (remaining year)	$45,473
2012	180,524
2013	172,219
2014	163,924
2015	150,347
2016	142,590

4.	Financing Transactions

Revolving Credit Facility and Term Loan—As of September 30, 2011, the Company had $375.0 million outstanding under its $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and had approximately $3.0 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing capacity under the Revolving Credit Facility by adding $325.0 million of term loan commitments (“Term Loan”). As of September 30, 2011, the Term Loan was fully drawn. The Company continues to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course. In October 2011, the Company repaid $100.0 million under the Revolving Credit Facility. The Revolving Credit Facility has a term of five years and, along with the Term Loan, matures on June 8, 2012.

Supplemental Credit Facility—On April 8, 2011, the Company entered into a new unsecured revolving credit facility (the “Supplemental Credit Facility”) that allowed the Company to borrow $860.0 million and on June 16, 2011, the Company received additional commitments of $140.0 million. As a result, as of September 30, 2011, the Supplemental Credit Facility allows the Company to borrow up to $1.0 billion.

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

As of September 30, 2011, the Company had not drawn on the Supplemental Credit Facility.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), the Company entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, the Company increased the credit facility by 66.3 billion Colombian Pesos. On July 25, 2011, the Company refinanced this credit facility with a new 141.1 billion Colombian Peso-denominated short-term credit facility. As of September 30, 2011, 141.1 billion Colombian Pesos (approximately $73.1 million) were outstanding under this facility. In October 2011, the maturity date of this facility was extended to December 25, 2011.

South African Bridge Loan—In connection with the acquisition of 959 communications sites from Cell C (Pty) Limited (“Cell C”), the Company entered into a 695.4 million South African Rand-denominated bridge loan (“Bridge Loan”) on March 2, 2011. As of September 30, 2011, 695.4 million South African Rand (approximately $85.9 million) was outstanding under the Bridge Loan. In October 2011, the maturity date of the Bridge Loan was extended to November 25, 2011.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, executed a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (“ATC Subsidiary”) and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (“MTN Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of 400 communications sites on May 6, 2011 and 770 communications sites on August 11, 2011. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Subsidiary is eliminated in consolidation, and the portion of the loans made by the MTN Subsidiary is reported as outstanding debt of the Company. As of September 30, 2011, an aggregate of $80.8 million was payable to the MTN Subsidiary.

Stock Repurchase Programs—During the nine months ended September 30, 2011, the Company continued to repurchase shares of its Class A common stock (“Common Stock”) pursuant to its publicly announced stock repurchase programs.

In July 2011, the Company ceased making repurchases under the $1.5 billion stock repurchase program originally announced in February 2008 (“2008 Buyback”). In March 2011, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.5 billion of Common Stock (“2011 Buyback”)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

During the nine months ended September 30, 2011, the Company repurchased 7.6 million shares of its Common Stock for an aggregate of $393.1 million, including commissions and fees, pursuant to the 2008 Buyback and 2011 Buyback. As of September 30, 2011, the Company had repurchased 34.5 million shares of Common Stock for an aggregate of $1,411.6 million, including commissions and fees, pursuant to the 2008 Buyback, and repurchased 2.9 million shares of Common Stock for an aggregate of $150.4 million, including commissions and fees, pursuant to the 2011 Buyback.

Between October 1, 2011 and October 21, 2011, the Company repurchased an additional 0.5 million shares of Common Stock for an aggregate of $26.5 million, including commissions and fees, pursuant to the 2011 Buyback. As of October 21, 2011, the Company had repurchased a total of approximately 3.4 million shares of its Common Stock for an aggregate of $176.9 million, including commissions and fees, pursuant to the 2011 Buyback.

Under each program, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

During the nine months ended September 30, 2011 and 2010, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Nine Months Ended September 30, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (228)	Interest expense	$(2,205)	N/A	N/A

Nine Months Ended September 30, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (7,101)	Interest expense	$(13,787)	N/A	N/A

6.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	September 30, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$4,726			$4,726

Liabilities:
Acquisition-related contingent consideration			$8,182	$8,182

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	December 31, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$46,428			$46,428

Liabilities:
Interest rate swap agreements (2)		$3,311		$3,311

(1)	Consists of available-for-sale securities traded on active markets as well as certain short-term investments that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the LIBOR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value equaled cost at September 30, 2011 and December 31, 2010.

As of September 30, 2011, there were no interest rate swap agreements outstanding. As of December 31, 2010, the fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statement of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. During the three and nine months ended September 30, 2011, the fair value of the contingent consideration increased as a result of additions of $2.1 million and $2.2 million, respectively, and changes in fair value of $1.3 million and $1.8 million, respectively. These increases were partially offset by payments during the three and nine months ended September 30, 2011 of $0.9 million and $1.6 million, respectively.

Items Measured at Fair Value on a Nonrecurring Basis—During the nine months ended September 30, 2011, long-lived assets held and used with a carrying value of $3.8 billion were written down to their net realizable value, resulting in an asset impairment charge of $0.4 million. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of September 30, 2011 and December 31, 2010. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of September 30, 2011, the carrying value and fair value of long-term obligations, including current portion, were $5.8 billion and $6.0 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term obligations, including current portion, were $5.6 billion and $5.8 billion, respectively.

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

As of September 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $45.9 million and $33.0 million, respectively. The increase in the amount of unrecognized tax benefits during the nine months ended September 30, 2011 is primarily attributable to uncertain tax positions assumed in connection with the Company’s acquisition in Brazil on March 1, 2011. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 11 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $6.0 million.

The Company recorded penalties and tax-related interest expense during the three and nine months ended September 30, 2011 of $1.2 million and $3.5 million, respectively, and during the three and nine months ended September 30, 2010 of $0.8 million and $2.2 million, respectively. As of September 30, 2011 and December 31, 2010, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $26.4 million and $18.0 million, respectively.

8.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2011 of $12.1 million and $36.2 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2010 of approximately $13.4 million and $40.1 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 includes $3.0 million related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company capitalized $2.4 million of stock-based compensation expense as property and equipment during the three and nine months ended September 30, 2011 and did not capitalize any stock-based compensation expense for the three and nine months ended September 30, 2010.

Stock Options—The following table summarizes the Company’s option activity for the nine months ended September 30, 2011:

Number of Options
Outstanding as of January 1, 2011	7,962,566
Granted	1,114,584
Exercised	(1,827,258)
Forfeited	(178,149)
Expired	(3,150)

Outstanding as of September 30, 2011	7,068,593

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the nine months ended September 30, 2011:

Range of risk-free interest rate	0.90% - 2.24%
Weighted average risk-free interest rate	1.99%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	36.89% - 37.94%
Weighted average expected volatility of underlying stock price	36.96%
Expected annual dividends	N/A

The weighted average grant date fair value per share during the nine months ended September 30, 2011 was $17.19. As of September 30, 2011, total unrecognized compensation expense related to unvested stock options was $30.0 million, and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2011:

Number of Units
Outstanding as of January 1, 2011	2,200,225
Granted	899,259
Vested	(717,477)
Forfeited	(129,842)

Outstanding as of September 30, 2011	2,252,165

As of September 30, 2011, total unrecognized compensation expense related to unvested restricted stock units was $71.4 million, and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees as described in note 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2011, employees purchased 43,485 shares under the ESPP and the fair value of such shares was $11.88.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2011 are as follows:

Approximate risk-free interest rate	0.20%
Expected life of shares	6 months
Expected volatility of underlying stock price	34.55%
Expected annual dividends	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

9.	(Loss) Earnings per Common Share

Basic (loss) income from continuing operations per common share represents (loss) income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted (loss) income from continuing operations per common share represents (loss) income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options, share based awards and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 10).

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Loss) income from continuing operations attributable to American Tower Corporation	$(15,701)	$93,438	$191,352	$289,392

Basic weighted average common shares outstanding	395,183	400,602	396,507	401,887
Dilutive securities	—	2,853	3,960	3,166

Diluted weighted average common shares outstanding	395,183	403,455	400,467	405,053

Basic (loss) income from continuing operations attributable to American Tower Corporation per common share	$(0.04)	$0.23	$0.48	$0.72

Diluted (loss) income from continuing operations attributable to American Tower Corporation per common share	$(0.04)	$0.23	$0.48	$0.71

For the three months ended September 30, 2011, the Company assumed common stock equivalents to be anti-dilutive, as income from continuing operations attributable to American Tower Corporation was in a loss position. For the nine months ended September 30, 2011, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 0.9 million, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2010, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 1.5 million and 1.7 million, respectively, as the effect would be anti-dilutive. Additionally, for the nine months ended September 30, 2010, the weighted average number of common shares outstanding excluded 0.2 million shares issuable upon conversion of the Company’s convertible notes, which were repaid in 2010.

10.	Commitments and Contingencies

Litigation

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of Company management, after consultation with counsel, other than the legal proceedings discussed below, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

SEC Subpoena—On June 2, 2011, the Company received a subpoena from the SEC requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to the Company’s tax accounting and reporting. While the Company believes this investigation may in part relate to a former employee’s complaints received in the past, which the Company previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, the Company cannot at this time predict the scope or the outcome of this investigation. The Company understands that its independent registered public accounting firm and one of its consultants have also received subpoenas primarily related to the Company’s tax accounting and reporting during this period and its investigation into this complaint. The Company is cooperating and intends to continue to cooperate fully with the SEC with respect to its investigation.

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

XCEL Litigation—On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), the Company’s wholly owned subsidiary formed under the laws of the Republic of Mauritius. The complaint named AT Mauritius, ATI and the Company as defendants, and the dispute concerned the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint sought release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also sought punitive damages in excess of $69.0 million. The Company filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. The Company also asserted in its answer that the demand for punitive damages was meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and, in January 2011, the court granted the Company’s motion for summary judgment, finding no obligation for the Company to release the disputed portion of the tax escrow until 2013. In March 2011, Horse-Shoe filed a motion for summary judgment seeking disbursement of $5.3 million of the holdback escrow account that it claimed is undisputed. The court denied Horse-Shoe’s motion in May 2011. In August 2011, the Company entered into a settlement agreement with Horse-Shoe pursuant to which (i) $7.3 million from the holdback escrow account was distributed to Horse-Shoe and the remainder to the Company; (ii) no funds were distributed from the tax escrow; and (iii) Horse-Shoe released all of its claims against the Company. The case was dismissed in September 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $485.2 million as of September 30, 2011, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $66.6 million as of September 30, 2011. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s Common Stock per tower.

11.	Acquisitions and Other Transactions

Acquisitions

ETIPL Acquisition—On August 6, 2010, the Company’s indirectly held, wholly owned Indian subsidiary, Transcend Infrastructure Limited, acquired substantially all the issued and outstanding shares of Essar Telecom Infrastructure Private Limited (“ETIPL”), for an aggregate purchase price of approximately $420.7 million. During the nine months ended September 30, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2010.

The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. The allocation of the purchase price was finalized during the three months ended September 30, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$151,576	$147,996
Other non-current assets	2,762	2,762
Property and equipment	189,750	189,750
Intangible assets (4)	154,160	151,371
Current liabilities	(196,235)	(198,286)
Other long-term liabilities	(69,246)	(66,247)

Fair value of net assets acquired	$232,767	$227,346

Goodwill (5)	187,932	193,353

(1)	Reflected in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 in the Form 10-Q for the nine months ended September 30, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Includes approximately $14.1 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer relationships of approximately $100.9 million and network location intangibles of approximately $53.3 million as of September 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(5)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Peru Acquisition—On August 9, 2010, the Company announced that it had entered into a definitive agreement to purchase towers from Telefónica del Peru S.A.A. As of September 30, 2011, the Company acquired 475 communications sites in various tranches during 2010. The acquisition had a final purchase price, after certain post-closing adjustments, of $87.8 million. During the nine months ended September 30, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2010.

The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. The allocation of the purchase price for the first acquisition completed in August 2010 was finalized during the three months ended September 30, 2011. The preliminary allocation of the purchase price for the acquisitions which closed in October, November and December 2010 will be finalized upon completion of the analyses of fair value of the net assets acquired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$26,187	$13,850
Property and equipment	17,698	4,966
Intangible assets (3)	28,000	56,876
Other long-term liabilities	(7,313)	(6,433)

Fair value of net assets acquired	$64,572	$69,259

Goodwill (4)	23,189	18,785

(1)	Reflected in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 in the Form 10-Q for the nine months ended September 30, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $12.0 million and network location intangibles of approximately $16.0 million as of September 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Chile-VTR Acquisition—On February 1, 2011, the Company acquired 140 communications sites from VTR Banda Ancha (Chile) S.A. and its affiliates, and subsequently purchased 40 communications sites under construction in March 2011 for an aggregate purchase price of $19.9 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

Chile-Telefónica Acquisition—On June 29, 2010, the Company entered into definitive agreements to purchase towers from Telefónica Chile S.A. and its affiliates. On April 28, 2011, the Company signed an amendment to these agreements and acquired an additional 165 communications sites for an aggregate purchase

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

price of $17.7 million. After certain post-closing adjustments, the purchase price was increased to $19.4 million. The purchase price is subject to additional post-closing adjustments, following completion of the Company’s post-closing due diligence of the communications sites acquired. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

The following table summarizes the allocation of the purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition for those communications sites acquired in 2011 (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$9,183
Intangible assets (1)	13,493
Other long-term liabilities	(3,292)

Fair value of net assets acquired	$19,384

(1)	Consists of customer relationships of approximately $8.0 million and network location intangibles of approximately $5.5 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

Colombia—Moviles Acquisition—During October 2010, the Company entered into a definitive agreement to purchase towers from Telefónica Moviles Colombia S.A. Pursuant to this agreement, the Company completed the purchase of 500 towers during the year ended December 31, 2010 for an aggregate purchase price of $72.7 million, which was subsequently reduced to $72.0 million, after certain post-closing adjustments. The purchase price is subject to additional post-closing adjustments, following completion of the Company’s post-closing due diligence of the communications sites acquired. During the nine months ended September 30, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2010. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$4,855	$—
Property and equipment	52,005	22,378
Intangible assets (3)	15,700	60,723
Other long-term liabilities	(10,376)	(10,376)

Fair value of net assets acquired	$62,184	$72,725

Goodwill (4)	9,858	—

(1)	Reflected in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 in the Form 10-Q for the nine months ended September 30, 2011.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $3.7 million and network location intangibles of approximately $12.0 million as of September 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C to purchase up to approximately 1,400 existing towers, and up to 1,800 additional towers that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430.0 million. On March 8, 2011, the Company completed the purchase of 959 existing towers through its local South African subsidiary for an aggregate purchase price of $149.1 million, including value added tax, using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% noncontrolling interest in the Company’s South African subsidiary. On July 25, 2011, the Company completed the purchase of an additional 329 existing towers from Cell C for approximately $51.5 million, including value added tax, and contingent consideration of $2.1 million. The Company expects to close on the remaining 76 existing towers during 2011, subject to customary closing conditions. The agreement with Cell C requires the Company to make a one-time payment based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired towers occurring within a four year period after the initial closing date. Based on current estimates, the Company estimates the future value of contingent consideration payments required to be made under the agreement to be between zero and $10.4 million. The fair value of the contingent consideration, which had preliminarily been estimated at zero, is estimated to be $6.2 million using a probability-weighted average of the expected outcomes at September 30, 2011. During the three months ended September 30, 2011, the Company recorded $4.1 million of the $6.2 million as other operating expenses in the condensed consolidated statement of operations. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$11,626
Property and equipment	76,164
Intangible assets (1)	114,464
Current liabilities	(73)
Other long-term liabilities	(30,489)

Fair value of net assets acquired	$171,692

Goodwill (2)	31,044

(1)	Consists of customer relationships of approximately $98.8 million and network location intangibles of approximately $15.7 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Brazil Acquisition—On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 627 communications sites in Brazil for $553.2 million, which was subsequently increased to $585.4 million as a result of acquiring 39 additional communications sites and certain post-closing adjustments. The acquisition is subject to a post-closing purchase price adjustment, following completion of the Company’s post-closing due diligence of the acquired company’s financial results. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets (1)	$9,922
Non-current assets	100,862
Property and equipment	86,084
Intangible assets (2)	287,385
Current liabilities	(5,536)
Other long-term liabilities (3)	(46,207)

Fair value of net assets acquired	$432,510

Goodwill (4)	152,925

(1)	Includes approximately $7.7 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(2)	Consists of customer relationships of approximately $194.1 million and network location intangibles of approximately $93.3 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(3)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Ghana. The joint venture is managed by the Company and owns a tower operations company in Ghana. As the Company has a controlling financial interest in the joint venture, the financial results have been consolidated in the Company’s financial statements.

Pursuant to the agreement, the joint venture expects to purchase a total of up to 1,876 existing towers from MTN’s operating subsidiary in Ghana (“MTN Ghana”) in various tranches throughout 2011 and early 2012, subject to customary closing conditions. The Company signed the necessary agreements to establish the joint venture on May 3, 2011. On May 6, 2011, the joint venture acquired 400 communications sites for an aggregate purchase price of $110.5 million, including value added tax, which was subsequently increased to $115.3 million after certain post closing adjustments. On August 11, 2011, the joint venture acquired 770 communications sites for an aggregate purchase price of approximately $204.2 million, including value added tax, subject to a post-closing purchase price adjustment. MTN Ghana will be the anchor tenant on each of the towers purchased. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$43,343
Non-current assets	4,135
Property and equipment	191,625
Intangible assets (1)	70,300
Other long-term liabilities	(10,645)

Fair value of net assets acquired	$298,758

Goodwill (2)	20,666

(1)	Consists of customer relationships of approximately $32.3 million and network location intangibles of approximately $38.0 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

U.S. Acquisitions—During the nine months ended September 30, 2011, the Company acquired a total of 135 communications sites and equipment in the United States for $65.2 million and contingent consideration of $0.1 million. The terms of the contingent consideration require the Company to make a one-time payment based on the annualized rent for the installation of a wireless provider on one of the communications sites acquired. Based on current estimates, the Company expects the future value of contingent consideration payments required to be made under the agreement to be between zero and $0.2 million. The fair value of the contingent consideration as of September 30, 2011 is estimated to be $0.1 million.

These acquisitions are consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$19,187
Intangible assets (1)	47,014
Other long-term liabilities	(1,064)

Fair value of net assets acquired	$65,137

Goodwill (2)	160

(1)	Consists of customer relationships of approximately $42.0 million and network location intangibles of approximately $5.0 million. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

During the nine months ended September 30, 2011, the Company made certain purchase accounting measurement period adjustments to several U.S. acquisitions and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2010.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date for acquisitions which closed during the year ended December 31, 2010 (in thousands):

	Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Other non-current assets	$637	$442
Property and equipment	83,192	64,564
Intangible assets (3)	227,122	260,898
Current liabilities	(360)	(360)
Other long-term liabilities	(8,727)	(7,802)

Fair value of net assets acquired	$301,864	$317,742

Goodwill (4)	31,534	16,131

(1)	Reflected in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 in the Form 10-Q for the nine months ended September 30, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer relationships of approximately $161.9 million and network location intangibles of approximately $65.2 million as of September 30, 2011. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

Other Transactions

Coltel Transaction—On September 3, 2010, the Company entered into a definitive agreement to purchase the exclusive use rights for towers in Colombia from Coltel until 2023, when ownership of the towers will transfer to the Company at no additional cost. Pursuant to that agreement, during the nine months ended September 30, 2011, the Company completed the purchase of exclusive use rights for 180 towers for an aggregate purchase price of approximately $30.6 million, of which $30.5 million was paid during the nine months ended September 30, 2011. The transaction has been accounted for as a capital lease, with the aggregated purchase price being allocated to property and equipment and non-current assets.

Colombia Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), a subsidiary of Millicom International Cellular S.A (“Millicom”), whereby a Colombian subsidiary of the Company will purchase up to 2,126 towers from Colombia Movil for an aggregate purchase price of approximately $182.0 million. Through a Millicom subsidiary, Millicom and Colombia Movil’s other shareholders will have an option to acquire an indirect, substantial minority equity interest in the Colombian subsidiary of the Company. The Company expects to close on the first tranche of towers during the fourth quarter of 2011, subject to customary closing conditions.

U.S. Property Interests Acquisition—On September 3, 2011, the Company entered into an agreement to acquire from Unison Holdings, LLC and Unison Site Management II, L.L.C. various limited liability companies holding a portfolio of property interests under approximately 1,800 communications sites in the United States. The acquisition includes property interests under the Company’s existing communications sites in accordance with its current land purchase program, as well as property interests under carrier customer and other third-party communications sites providing complementary leasing and recurring cash flow. The acquisition closed on October 14, 2011 for an aggregate purchase price of approximately $500.0 million, which included the assumption of approximately $200.0 million of existing indebtedness.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The accounting policies applied in compiling segment information below are similar to those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 is shown in the tables below. The Other column reconciles segment operating profit to income (loss) before income taxes, noncontrolling interest and income (loss) on equity method investments and represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as these amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$436,783	$178,025	$614,808	$15,595		$630,403
Segment operating expenses (1)	91,076	68,336	159,412	7,758		167,170
Interest income, TV Azteca, net	—	3,498	3,498	—		3,498

Segment gross margin	345,707	113,187	458,894	7,837		466,731

Segment selling, general, administrative and development expense (1)	20,516	21,641	42,157	1,918		44,075

Segment operating profit	$325,191	$91,546	$416,737	$5,919		$422,656

Stock-based compensation expense					$12,140	12,140
Other selling, general, administrative and development expense					22,024	22,024
Depreciation, amortization and accretion					142,113	142,113
Other expense (principally interest expense and other (expense) income)					241,426	241,426

Income from continuing operations before income taxes and income on equity method investments						$4,953

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $10.4 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2010	Domestic	International
	(in thousands)
Segment revenues	$400,319	$99,502	$499,821	$13,501		$513,322
Segment operating expenses	82,449	32,941	115,390	7,583		122,973
Interest income, TV Azteca, net	—	3,585	3,585	—		3,585

Segment gross margin	317,870	70,146	388,016	5,918		393,934

Segment selling, general, administrative and development expense (1)	14,354	12,990	27,344	1,398		28,742

Segment operating profit	$303,516	$57,156	$360,672	$4,520		365,192

Stock-based compensation expense					$13,353	13,353
Other selling, general, administrative and development expense					15,200	15,200
Depreciation, amortization and accretion					115,383	115,383
Other expense (principally interest expense)					57,013	57,013

Income from continuing operations before income taxes and income on equity method investments						$164,243

(1)	Segment selling, general, administrative and development expenses excludes stock-based compensation expense of $13.4 million.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$1,279,315	$465,987	$1,745,302	$45,031		$1,790,333
Segment operating expenses (1)	261,856	169,745	431,601	21,974		453,575
Interest income, TV Azteca, net	—	10,587	10,587	—		10,587

Segment gross margin	1,017,459	306,829	1,324,288	23,057		1,347,345

Segment selling, general, administrative and development expense (1)	56,528	60,619	117,147	5,130		122,277

Segment operating profit	$960,931	$246,210	$1,207,141	$17,927		$1,225,068

Stock-based compensation expense					$36,185	36,185
Other selling, general, administrative and development expense					58,230	58,230
Depreciation, amortization and accretion					411,902	411,902
Other expense (principally interest expense and other (expense) income)					371,378	371,378

Income from continuing operations before income taxes and income on equity method investments						$347,373

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $34.4 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2010	Domestic	International
	(in thousands)
Segment revenues	$1,144,970	$255,150	$1,400,120	$37,573		$1,437,693
Segment operating expenses	240,427	81,160	321,587	20,054		341,641
Interest income, TV Azteca, net	—	10,669	10,669	—		10,669

Segment gross margin	904,543	184,659	1,089,202	17,519		1,106,721

Segment selling, general, administrative and development expense (1)	41,920	31,941	73,861	4,507		78,368

Segment operating profit	$862,623	$152,718	$1,015,341	$13,012		1,028,353

Stock-based compensation expense					$40,146	40,146
Other selling, general, administrative and development expense					45,890	45,890
Depreciation, amortization and accretion					336,621	336,621
Other expense (principally interest expense)					186,457	186,457

Income from continuing operations before income taxes and income on equity method investments						$419,239

(1)	Segment selling, general, administrative and development expenses excludes stock-based compensation expense of $40.1 million.

13.	Subsequent Events

Senior Notes Offering—On October 6, 2011, the Company completed a registered public offering of $500.0 million aggregate principal amount of its 5.90% senior notes due 2021 (“5.90% Notes”). The net proceeds to the Company from the offering were approximately $495.2 million, after deducting commissions and expenses. The Company used the net proceeds to finance acquisitions and repay a portion of the outstanding indebtedness incurred under its Revolving Credit Facility.

The 5.90% Notes mature on November 1, 2021, and interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2012. The Company may redeem the 5.90% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from October 6, 2011 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control, as defined in the prospectus supplement to the prospectus dated as of May 13, 2010, and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), the Company will be required to offer to repurchase all of the 5.90% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 5.90% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries. The indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

U.S. Property Interests Purchase—Subsequent to the end of the third quarter, the Company entered into a transaction to purchase property interests under certain of its existing communications sites in the United States for total consideration of up to $86.0 million, subject to customary closing conditions. The purchase of the property interests is in accordance with its current land purchase program.

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

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our communications site portfolio of 39,927 sites, as of September 30, 2011, includes wireless communications towers, broadcast communications towers and distributed antenna system (“DAS”) networks, which are collocation solutions to support seamless in-building and outdoor wireless coverage. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2011, 21,209 towers domestically and 18,460 towers internationally. Our portfolio also includes 258 in-building and outdoor DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the nine months ended September 30, 2011.

The following table details the number of communications sites we own or operate in the countries in which we operate as of September 30, 2011:

Country	Number of Owned or Operated Sites
United States	21,461
International:
Brazil	2,478
Chile	479
Colombia	1,188
Ghana	1,177
India	8,414
Mexico	2,967
Peru	475
South Africa	1,288

In the section that follows, we provide information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as our current quarter to date and year to date results of operations, financial position and sources and uses of liquidity. In addition, we highlight key trends, which management believes provides valuable insight into our operating and financial resource allocation decisions.

Revenue Growth.    Our revenue is primarily generated from tenant leases, and the annual rental payments vary considerably depending upon various factors, including but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant, and remaining tower capacity. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased through tower augmentation.

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

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in our business segments. We define segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include interest income, TV Azteca, net (see note 12 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

REIT Election.    On May 19, 2011, our Board of Directors approved a plan to reorganize our business operations so that we would be eligible to elect to be treated as a REIT for federal income tax purposes. In connection with this reorganization, we propose to merge with and into American Tower REIT, Inc. (“American Tower REIT”), a newly formed, wholly owned subsidiary of American Tower, at which time the separate existence of American Tower will cease and American Tower REIT will be the surviving entity of the merger. On August 24, 2011, our Board of Directors approved an Agreement and Plan of Merger between us and American Tower REIT. Upon the effectiveness of the merger, American Tower REIT will change its name to “American Tower Corporation” and will succeed to and continue to operate the existing business of American Tower.

The merger will facilitate our compliance with REIT tax rules by ensuring the effective adoption of the charter provisions that implement share ownership and transfer restrictions required by the REIT tax rules. We initially filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) on June 3, 2011, which describes the merger and REIT election. We expect to hold a special meeting of stockholders on November 29, 2011 for the purpose of voting on that proposed merger. The registration statement, as amended, was declared effective by the SEC on September 22, 2011. On October 11, 2011, we commenced mailing of a notice of our special meeting and definitive proxy statement/prospectus to our holders of record as of October 3, 2011. The merger and REIT election are subject to final approval by our Board of Directors. We continue to anticipate electing REIT status for the taxable year beginning January 1, 2012, but there is no certainty as to the timing of a REIT election or whether we will make a REIT election at all.

In preparation for an election to REIT status, we continue to make progress on our operational readiness initiatives, which include finalizing systems and process changes by year-end. The principal reorganization transactions are the qualification or formation of qualified REIT subsidiaries (“QRSs”) and taxable REIT subsidiaries (“TRSs”). We will hold and operate substantially all of our domestic wireless and broadcast tower leasing business directly and indirectly through one or more QRSs, and we will hold our network development services segment and DAS networks business, as currently structured and operated, and international operations through one or more TRSs. In the future, we may elect to reorganize and transfer certain assets or operations, such as our international operations, from our TRSs to other subsidiaries of American Tower REIT, including QRSs.

For purposes of qualifying as a REIT, we intend to issue a special distribution to stockholders of our undistributed earnings and profits (“E&P”) attributable to the taxable period ending prior to January 1, 2012. We expect that the special E&P distribution will be declared and paid in the fourth quarter of 2011. However, our Board of Directors may determine to pay the special E&P distribution at another time, but not later than December 31, 2012 if we elect REIT status for the taxable year beginning January 1, 2012. Based on our preliminary analysis, we currently estimate that the aggregate amount of the special E&P distribution will be no more than $200 million, and we expect to pay it solely with cash on hand. We will not make a special E&P distribution, however, if we determine that we do not have any pre-REIT accumulated earnings and profits.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010 (in thousands)

Revenue

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$436,783	$400,319	$36,464	9%
International	178,025	99,502	78,523	79

Total rental and management	614,808	499,821	114,987	23
Network development services	15,595	13,501	2,094	16

Total revenues	$630,403	$513,322	$117,081	23%

Total revenues for the three months ended September 30, 2011, increased 23% to $630.4 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 11,900 new sites that we have constructed or acquired since July 1, 2010.

Domestic rental and management segment revenue for the three months ended September 30, 2011 increased 9% to $436.8 million. This growth was comprised of:

•

Approximately 8% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, and contractual rent escalations, partially offset by a negative impact from straight-line lease accounting and tenant lease cancellations; and

•	Revenue growth from new sites of approximately 1%, which was a result of the construction or acquisition of approximately 900 new domestic sites since July 1, 2010.

International rental and management segment revenue for the three months ended September 30, 2011 increased 79% to $178.0 million. This growth was comprised of:

•

Approximately 10% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, and the positive impact of foreign currency translation, and was partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 69%, which was a result of the construction or acquisition of approximately 11,000 new international sites since July 1, 2010.

Network development services segment revenue for the three months ended September 30, 2011 increased 16% to $15.6 million. The increase was primarily attributable to a favorable one-time item.

Gross Margin

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$345,707	$317,870	$27,837	9%
International	113,187	70,146	43,041	61

Total rental and management	458,894	388,016	70,878	18
Network development services	7,837	5,918	1,919	32

Total gross margin	$466,731	$393,934	$72,797	18%

Total gross margin for the three months ended September 30, 2011 increased 18% to $466.7 million. The increase was primarily attributable to increases in our rental and management segments.

Domestic rental and management segment gross margin for the three months ended September 30, 2011 increased 9% to $345.7 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 10% increase in direct operating costs, of which 9% was attributable to expense increases on our legacy domestic sites and 1% was attributable to the incremental direct operating costs associated with the addition of approximately 900 new domestic sites since July 1, 2010.

International rental and management segment gross margin for the three months ended September 30, 2011 increased 61% to $113.2 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 107% increase in direct operating costs, including pass-through expenses, of which 2% was attributable to expense increases on our legacy international sites, including changes in foreign currency exchange rates and 105% was attributable to the incremental costs associated with the addition of approximately 11,000 new international sites since July 1, 2010.

Network development services segment gross margin for the three months ended September 30, 2011 increased 32% to $7.8 million. The increase was primarily attributable to the non-recurring increase in revenue described above.

Selling, General, Administrative and Development Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$20,516	$14,354	$6,162	43%
International	21,641	12,990	8,651	67

Total rental and management	42,157	27,344	14,813	54
Network development services	1,918	1,398	520	37
Other	32,401	28,553	3,848	13

Total selling, general, administrative and development expense	$76,476	$57,295	$19,181	33%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended September 30, 2011 increased 33% to $76.5 million. The increase was primarily attributable to an increase in both of our rental and management segments.

Domestic rental and management segment SG&A for the three months ended September 30, 2011 increased 43% to $20.5 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, information technology, as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management segment SG&A for the three months ended September 30, 2011, increased 67% to $21.6 million. The increase was primarily attributable to our increased international expansion initiatives in Brazil, Chile, Colombia, Ghana, India, Peru and South Africa and changes in foreign currency exchange rates.

Network development services segment SG&A for the three months ended September 30, 2011 was consistent with the three months ended September 30, 2010.

Segment Operating Profit

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$325,191	$303,516	$21,675	7%
International	91,546	57,156	34,390	60

Total rental and management	416,737	360,672	56,065	16
Network development services	5,919	4,520	1,399	31

Total segment operating profit	$422,656	$365,192	$57,464	16%

Total segment operating profit for the three months ended September 30, 2011 increased 16% to $422.7 million. The increase was primarily attributable to the increase in both our rental and management segments’ gross margin, and was partially offset by increases in SG&A in both of our rental and management segments.

Domestic rental and management segment operating profit for the three months ended September 30, 2011 increased 7% to $325.2 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (9%), as described above, and was partially offset by increases in our domestic rental and management segment SG&A (43%), as described above.

International rental and management segment operating profit for the three months ended September 30, 2011 increased 60% to $91.5 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (61%), as described above, and was partially offset by increases in our international rental and management segment SG&A (67%), as described above.

Network development services segment operating profit for the three months ended September 30, 2011 increased 31% to $5.9 million. The increase was primarily related to the non-recurring increase in revenue described above.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Depreciation, amortization and accretion	$142,113	$115,383	$26,730	23%

Depreciation, amortization and accretion for the three months ended September 30, 2011 increased 23% to $142.1 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 11,900 sites since July 1, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other operating expenses	$14,576	$4,299	$10,277	239%

Other operating expenses for the three months ended September 30, 2011 increased 239% to $14.6 million. The increase was primarily attributable to an increase in losses recognized upon the disposal of assets and an increase in consulting and legal costs associated with our evaluation of a potential election to REIT status.

Interest Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Interest expense	$77,796	$62,904	$14,892	24%

Interest expense for the three months ended September 30, 2011 increased 24% to $77.8 million. The increase was primarily attributable to an increase in average debt outstanding, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.45% to 5.36%.

Other (Expense) Income

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other (expense) income	$(150,876)	$8,236	$(159,112)	(1,932)%

Other expense for the three months ended September 30, 2011 was $150.9 million, as compared to other income of $8.2 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we recorded unrealized foreign currency losses resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $145.1 million and other miscellaneous expenses of approximately $6.0 million. During the three months ended September 30, 2010, we recorded unrealized foreign currency gains of approximately $8.9 million.

Income Tax Provision

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Income tax provision	$24,681	$70,649	$(45,968)	(65)%
Effective tax rate	498.3%	43.0%

The income tax provision for the three months ended September 30, 2011 decreased 65% to $24.7 million. The effective tax rate (“ETR”) for the three months ended September 30, 2011, increased to 498.3% from 43.0%. The increase in ETR is primarily attributable to unrealized foreign currency losses, described above, which had an impact of reducing income from continuing operations before income taxes and income from equity method investments by approximately $145.1 million. During the three months ended September 30, 2010, discrete items resulted in an increase in the income tax provision of approximately $4.3 million and ETR of 2.6%.

The ETRs on income from continuing operations for the three months ended September 30, 2011 and 2010 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Net (loss) income	$(19,726)	$93,601	$(113,327)	(121)%
Income from discontinued operations, net	—	(1)	(1)	(100)

(Loss) income from continuing operations	(19,726)	93,600	(113,326)	(121)
Income from equity method investments	(2)	(6)	(4)	(67)
Income tax provision	24,681	70,649	(45,968)	(65)
Other expense (income)	150,876	(8,236)	(159,112)	(1,932)
Interest expense	77,796	62,904	14,892	24
Interest income	(1,822)	(1,954)	(132)	(7)
Other operating expenses	14,576	4,299	10,277	239
Depreciation, amortization and accretion	142,113	115,383	26,730	23
Stock-based compensation expense	12,140	13,353	(1,213)	(9)

Adjusted EBITDA	$400,632	$349,992	$50,640	14%

Net income for the three months ended September 30, 2011 decreased 121% to a loss of $19.7 million. The decrease was primarily attributable to an increase in other expense, primarily due to unrealized foreign currency losses, depreciation, amortization and accretion, other operating expense and interest expense, partially offset by an increase in segment operating profit and a decrease in income tax provision, as described above.

Adjusted EBITDA for the three months ended September 30, 2011 increased 14% to $400.6 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (18%) and was partially offset by an increase in selling, general, administrative and development expenses (33%).

Results of Operations

Nine Months Ended September 30, 2011 and 2010 (in thousands)

Revenue

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$1,279,315	$1,144,970	$134,345	12%
International	465,987	255,150	210,837	83

Total rental and management	1,745,302	1,400,120	345,182	25
Network development services	45,031	37,573	7,458	20

Total revenues	$1,790,333	$1,437,693	$352,640	25%

Total revenues for the nine months ended September 30, 2011, increased 25% to $1,790.3 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 12,700 new sites that we have constructed or acquired since January 1, 2010.

Domestic rental and management segment revenue for the nine months ended September 30, 2011 increased 12% to $1,279.3 million. This growth was comprised of:

•

Approximately 10% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, and a positive impact from straight-line lease accounting due to extending thousands of leases with one of our major customers, partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 2%, which was a result of the construction or acquisition of approximately 1,300 new domestic sites since January 1, 2010.

International rental and management segment revenue for the nine months ended September 30, 2011 increased 83% to $466.0 million. This growth was comprised of:

•

Approximately 14% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, a decrease in revenue reserves, the positive impact of foreign currency translation and the positive impact from straight-line lease accounting, and was partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 69%, which was a result of the construction or acquisition of approximately 11,400 new international sites since January 1, 2010.

Network development services segment revenue for the nine months ended September 30, 2011 increased 20% to $45.0 million. The increase was primarily attributable to a number of favorable one-time items.

Gross Margin

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$1,017,459	$904,543	$112,916	12%
International	306,829	184,659	122,170	66

Total rental and management	1,324,288	1,089,202	235,086	22
Network development services	23,057	17,519	5,538	32

Total gross margin	$1,347,345	$1,106,721	$240,624	22%

Total gross margin for the nine months ended September 30, 2011 increased 22% to $1,347.3 million. The increase was primarily attributable to increases in both of our rental and management segments and our network development services segment.

Domestic rental and management segment gross margin for the nine months ended September 30, 2011 increased 12% to $1,017.5 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 9% increase in direct operating costs, of which 6% was attributable to expense increases on our legacy domestic sites and 3% was attributable to the incremental direct operating costs associated with the addition of approximately 1,300 new domestic sites since January 1, 2010.

International rental and management segment gross margin for the nine months ended September 30, 2011 increased 66% to $306.8 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 109% increase in direct operating costs, including pass-through expenses, of which 10% was attributable to expense increases on our legacy international sites and changes in foreign currency exchange rates, and 99% was attributable to the incremental costs associated with the addition of approximately 11,400 new international sites since January 1, 2010.

Network development services segment gross margin for the nine months ended September 30, 2011 increased 32% to $23.1 million. The increase was primarily attributable to the nonrecurring increase in revenue described above.

Selling, General, Administrative and Development Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$56,528	$41,920	$14,608	35%
International	60,619	31,941	28,678	90

Total rental and management	117,147	73,861	43,286	59
Network development services	5,130	4,507	623	14
Other	92,652	86,036	6,616	8

Total selling, general, administrative and development expense	$214,929	$164,404	$50,525	31%

Total SG&A for the nine months ended September 30, 2011 increased 31% to $214.9 million. The increase was primarily attributable to an increase in both of our rental and management segments.

Domestic rental and management segment SG&A for the nine months ended September 30, 2011 increased 35% to $56.5 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, information technology, as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management segment SG&A for the nine months ended September 30, 2011 increased 90% to $60.6 million. The increase was primarily attributable to our increased international expansion initiatives in Brazil, Chile, Colombia, Ghana, India, Peru and South Africa and changes in foreign currency exchange rates.

Network development services segment SG&A for the nine months ended September 30, 2011 increased 14% to $5.1 million. The increase was primarily attributable to costs incurred to support our new tower development and our site acquisition, zoning and permitting services.

Segment Operating Profit

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$960,931	$862,623	$98,308	11%
International	246,210	152,718	93,492	61

Total rental and management	1,207,141	1,015,341	191,800	19
Network development services	17,927	13,012	4,915	38

Total segment operating profit	$1,225,068	$1,028,353	$196,715	19%

Total segment operating profit for the nine months ended September 30, 2011 increased 19% to $1,225.1 million. The increase was primarily attributable to the increase in both our rental and management segments gross margin, and was partially offset by increases in SG&A in both of our rental and management segments.

Domestic rental and management segment operating profit for the nine months ended September 30, 2011 increased 11% to $960.9 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (12%) as described above, and was partially offset by increases in our domestic rental and management segment SG&A (35%), as described above.

International rental and management segment operating profit for the nine months ended September 30, 2011 increased 61% to $246.2 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (66%) as described above, and was partially offset by increases in our international rental and management segment SG&A (90%), as described above.

Network development services segment operating profit for the nine months ended September 30, 2011 increased 38% to $17.9 million. The growth was primarily attributable to the increase in gross margin as described above.

Depreciation, Amortization and Accretion

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Depreciation, amortization and accretion	$411,902	$336,621	$75,281	22%

Depreciation, amortization and accretion for the nine months ended September 30, 2011 increased 22% to $411.9 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 12,700 sites since January 1, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other operating expenses	$35,770	$14,090	$21,680	154%

Other operating expenses for the nine months ended September 30, 2011 increased 154% to $35.8 million. The increase was primarily attributable to an increase in acquisition related costs and an increase in consulting and legal costs associated with our evaluation of a potential election to REIT status.

Interest Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Interest expense	$226,735	$177,395	$49,340	28%

Interest expense for the nine months ended September 30, 2011 increased 28% to $226.7 million. The increase was primarily attributable to an increase in average debt outstanding, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.47% to 5.34%.

Other (Expense) Income

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other (expense) income	$(115,710)	$1,913	$(117,623)	(6,149)%

Other expense for the nine months ended September 30, 2011 was $115.7 million, as compared to other income of $1.9 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded unrealized foreign currency losses resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $101.5 million and an increase in other miscellaneous expenses of $14.5 million. During the nine months ended September 30, 2010, we recorded unrealized foreign currency gains of approximately $5.5 million.

Income Tax Provision

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Income tax provision	$161,981	$129,390	$32,591	25%
Effective tax rate	46.6%	30.9%

The income tax provision for the nine months ended September 30, 2011 increased 25% to $162.0 million. The ETR for the nine months ended September 30, 2011 increased to 46.6% from 30.9%. The increase in ETR is primarily attributable to the impact of discrete items during the nine month period. Discrete items resulted in an increase in the income tax provision of approximately $7.4 million and ETR of 2.1% during the nine months ended September 30, 2011, compared to a decrease in the income tax provision of approximately $41.4 million and ETR of 9.9% during the nine months ended September 30, 2010. The discrete items during the nine months ended September 30, 2010 primarily related to the implementation of restructuring activities in Latin America as well as the net benefit related to the recognition of previously reserved net operating losses.

The ETRs on income from continuing operations for the nine months ended September 30, 2011 and 2010 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Net income	$185,406	$289,903	$(104,497)	(36)%
Income from discontinued operations, net	—	(30)	(30)	(100)

Income from continuing operations	185,406	289,873	(104,467)	(36)
Income from equity method investments	(14)	(24)	(10)	(42)
Income tax provision	161,981	129,390	32,591	25
Other expense (income)	115,710	(1,913)	117,623	6,149
Loss on retirement of long-term obligations	—	35	(35)	(100)
Interest expense	226,735	177,395	49,340	28
Interest income	(6,837)	(3,150)	3,687	117
Other operating expenses	35,770	14,090	21,680	154
Depreciation, amortization and accretion	411,902	336,621	75,281	22
Stock-based compensation expense	36,185	40,146	(3,961)	(10)

Adjusted EBITDA	$1,166,838	$982,463	$184,375	19%

Net income for the nine months ended September 30, 2011 decreased 36% to $185.4 million. The decrease was primarily attributable to an increase in other expense, primarily due to unrealized foreign currency losses, and an increase in depreciation, amortization and accretion, interest expense, other operating expenses and income tax provision, partially offset by an increase in segment operating profit, as described above.

Adjusted EBITDA for the nine months ended September 30, 2011 increased 19% to $1,166.8 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin (22%) and was partially offset by an increase in SG&A (31%).

Liquidity and Capital Resources

The information in this section updates as of September 30, 2011 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of September 30, 2011, we had approximately $2,049.5 million of total liquidity, comprised of approximately $177.5 million in cash and cash equivalents and the ability to borrow approximately $872.0 million under our $1.25 billion senior unsecured revolving credit facility (“Revolving Credit Facility”) and up to $1.0 billion under our new unsecured revolving credit facility (“Supplemental Credit Facility”). Summary cash flow information for the nine months ended September 30, 2011 and 2010 is set forth below (in thousands).

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used for):
Operating activities	$849,998	$774,619
Investing activities	(1,559,631)	(859,160)
Financing activities	4,265	199,958
Net effect of changes in exchange rates on cash and cash equivalents	(1,089)	9,168

Net (decrease) increase in cash and cash equivalents	$(706,457)	$124,585

We use our cash flows to fund our operations and investments in our business, including discretionary capital projects, discretionary ground lease purchases, redevelopment, capital improvements and corporate capital expenditures. We also use our cash flows to fund refinancings and repurchases of our outstanding indebtedness, as well as our stock repurchase programs.

As of September 30, 2011, we had total outstanding indebtedness of approximately $5.8 billion. During the nine months ended September 30, 2011 and the year ended December 31, 2010, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months. If our signed acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we have sufficient borrowing capacity under our Supplemental Credit Facility.

Cash Flows from Operating Activities

For the nine months ended September 30, 2011, cash provided by operating activities was $850.0 million, an increase of $75.4 million as compared to the nine months ended September 30, 2010. This increase was primarily attributable to an increase in Adjusted EBITDA, partially offset by an increase in cash paid for interest and income taxes.

Our domestic and international rental and management segments and network development services segment are expected to generate sufficient cash flows from operations during 2011 to meet their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the nine months ended September 30, 2011, cash used for investing activities was $1,559.6 million, an increase of $700.5 million as compared to the nine months ended September 30, 2010. This increase was primarily attributable to increased spending for acquisitions during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, payments for purchases of property and equipment and construction activities totaled $397.1 million, including $221.9 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 1,150 communications sites, $80.3 million to acquire land under our towers that was previously subject to ground agreements (including leases), $57.6 million for capital improvements and corporate capital expenditures and $37.3 million related to redevelopment of our existing communications sites to accommodate new tenant equipment. In addition, during the nine months ended September 30, 2011, we spent $1,220.6 million to acquire approximately 3,750 communications sites in the United States, Brazil, Chile, Colombia, Ghana and South Africa.

We plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2011 total capital expenditures will be between approximately $475 million and $525 million, including between $70 million and $80 million for capital improvements and corporate capital expenditures, approximately $55 million for the redevelopment of existing communications sites, approximately $110 million for ground lease purchases and between $240 million and $280 million for other discretionary capital projects including the construction of approximately 1,600 to 1,800 new communications sites. On October 14, 2011, we completed the acquisition of companies holding a portfolio of property interests under approximately 1,800 communications sites in the United States for an aggregate purchase price of approximately $500.0 million, which included the assumption of approximately $200.0 million of existing indebtedness. We expect that we will spend an additional $172 million during the remainder of 2011 to acquire up to 706 communications sites in Ghana from MTN Group Limited (“MTN Group”) and 76 communications sites in South Africa from Cell C (Pty) Limited (“Cell C”). In addition, we entered into a definitive agreement with Colombia Movil S.A. E.S.P. on July 17, 2011 to purchase up to 2,126 communications sites. We expect to close on the first tranche of towers during the fourth quarter of 2011, subject to customary closing conditions.

Cash Flows from Financing Activities

For the nine months ended September 30, 2011, cash provided by financing activities was $4.3 million, as compared to cash provided by financing activities of $200.0 million during the nine months ended September 30, 2010. The $4.3 million of cash provided by financing activities during the nine months ended September 30, 2011 partially relates to proceeds from short-term borrowings of $101.1 million, borrowings under our Revolving Credit Facility of $200.0 million, borrowings under other credit facilities of $80.0 million, proceeds from stock options, warrants and stock purchase plans of $60.9 million and proceeds from other long-term borrowings of $80.8 million, partially offset by payments for the repurchase of our Class A common stock (“Common Stock”) of $391.1 million, which consisted of $380.4 million of repurchases under our stock repurchase program ($393.1 million, including commissions and fees, offset by an increase in accrued treasury stock of $12.7 million) and $10.7 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units, and the repayment of notes payable, credit facilities, and capital leases of $207.1 million.

Revolving Credit Facility.    As of September 30, 2011, we had $375.0 million outstanding and the ability to borrow approximately $872.0 million under our Revolving Credit Facility. We continue to maintain the ability to draw down and repay amounts under the Revolving Credit Facility in the ordinary course. In October 2011, we repaid $100.0 million under the Revolving Credit Facility.

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

Supplemental Credit Facility.    On April 8, 2011, we entered into the Supplemental Credit Facility that allowed us to borrow $860.0 million and on June 16, 2011, we received additional commitments of $140.0 million. As a result, as of September 30, 2011, the Supplemental Credit Facility allows us to borrow up to $1.0 billion.

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

As of September 30, 2011, we had not drawn on the Supplemental Credit Facility.

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

Colombian Short-Term Credit Facility.    In connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), we entered into a 72.8 billion Colombian Peso-denominated revolving credit facility on September 3, 2010. On November 24, 2010, we increased the credit facility by 66.3 billion Colombian Pesos. On July 25, 2011, we refinanced this credit facility with a new 141.1 billion Colombian Peso-denominated short-term credit facility. As of September 30, 2011, 141.1 billion Colombian Pesos (approximately $73.1 million) were outstanding under this credit facility. In October 2011, the maturity date of this facility was extended to December 25, 2011.

South African Bridge Loan.    In connection with the acquisition of 959 communications sites from Cell C, we entered into a 695.4 million South African Rand-denominated bridge loan (“Bridge Loan”) on March 2, 2011. As of September 30, 2011, 695.4 million South African Rand (approximately $85.9 million) was outstanding under the Bridge Loan. In October 2011, the maturity date of the Bridge Loan was extended to November 25, 2011.

Ghana Loan.    In connection with the establishment of our joint venture with MTN Group and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of American

Tower, executed a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with our wholly owned subsidiary (“ATC Subsidiary”) and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (“MTN Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of 400 communications sites on May 6, 2011 and 770 communications sites on August 11, 2011. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Subsidiary is eliminated in consolidation, and the portion of the loans made by the MTN Subsidiary is reported as outstanding debt of American Tower. As of September 30, 2011, an aggregate of $80.8 million was payable to the MTN Subsidiary.

Stock Repurchase Programs.    In July 2011, we ceased making repurchases under our $1.5 billion stock repurchase program, originally announced in February 2008 (“2008 Buyback”). In March 2011, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.5 billion of Common Stock (“2011 Buyback”).

During the nine months ended September 30, 2011, we repurchased 7.6 million shares of our Common Stock for an aggregate of $393.1 million, including commissions and fees, pursuant to the 2008 Buyback and 2011 Buyback. As of September 30, 2011, we had repurchased 34.5 million shares of Common Stock for an aggregate of $1,411.6 million, including commissions and fees, pursuant to the 2008 Buyback, and repurchased 2.9 million shares of Common Stock for an aggregate of $150.4 million, including commissions and fees, pursuant to the 2011 Buyback.

Between October 1, 2011 and October 21, 2011, we repurchased an additional 0.5 million shares of our Common Stock for an aggregate of $26.5 million, including commissions and fees, pursuant to the 2011 Buyback. As of October 21, 2011, we had repurchased a total of approximately 3.4 million shares of our Common Stock for an aggregate of $176.9 million, including commissions and fees, pursuant to the 2011 Buyback.

Under each program, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which allow us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the near term, we expect to fund any further repurchases of our Common Stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under each program are subject to us having available cash to fund repurchases.

Senior Notes Offering—On October 6, 2011, we completed a registered public offering of $500.0 million aggregate principal amount of our 5.90% senior notes due 2021 (“5.90% Notes”). The net proceeds to us from the offering were approximately $495.2 million, after deducting commissions and expenses. We used the net proceeds to finance acquisitions and repay a portion of the outstanding indebtedness incurred under our Revolving Credit Facility.

The 5.90% Notes mature on November 1, 2021, and interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2012. We may redeem the 5.90% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from October 6, 2011 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control, as defined in the prospectus supplement to the prospectus dated as of May 13, 2010, and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), we will be required to offer to repurchase all of the 5.90% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 5.90% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2011, we received an aggregate of approximately $60.9 million in proceeds upon exercises of stock options.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our Revolving Credit Facility and Term Loan and our outstanding notes.

The following table summarizes our borrowings under our Revolving Credit Facility and Term Loan, and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of September 30, 2011 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
Revolving Credit Facility	375,000	June 8, 2012
Term Loan	325,000	June 8, 2012
4.50% senior notes	999,288	January 15, 2018
5.05% senior notes	699,240	September 1, 2020
4.625% senior notes	599,452	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,725	May 15, 2019
South African Bridge Loan (2)	85,889	November 25, 2011
Colombian Short-Term Credit Facility (3)	73,057	December 25, 2011
Ghana Loan (4)	80,814	May 4, 2016
Other debt, including capital leases	48,197

Total	$5,831,662

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The South African Bridge Loan is denominated in South African Rand and was entered into in connection with the acquisition of communications sites from Cell C.
(3)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for towers from Coltel.
(4)	The Ghana Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture and subsequent acquisitions of towers in Ghana.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $38.6 million as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2011. We also classified approximately $26.4 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2011.

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

Restrictions Under Loan Agreements Relating to Revolving Credit Facility, Term Loan and Supplemental Credit Facility.    The loan agreements for the Revolving Credit Facility, Term Loan, and Supplemental Credit Facility contain certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of September 30, 2011, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2011, under the Revolving Credit Facility we could incur approximately $2.95 billion of additional indebtedness and under the Supplemental Credit Facility we could incur approximately $3.16 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, under the Revolving Credit Facility our revenues could decrease by approximately $492 million and under the Supplemental Credit Facility our revenues could decrease by approximately $527 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2011, under the Revolving Credit Facility we could incur approximately $2.56 billion of additional Senior Secured Debt and under the Supplemental Credit Facility we could incur approximately $2.71 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels under the Revolving Credit Facility, our revenues could decrease by approximately $854 million and under the Supplemental Credit Facility our revenues could decrease by approximately $904 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended September 30, 2011, our interest expense, which was $284 million for that period, could increase by approximately $295 million under the Revolving Credit Facility and approximately $315 million under the Supplemental Credit Facility and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, under the Revolving Credit Facility our revenues could decrease by approximately $738 million and under the Supplemental Credit Facility our revenues could decrease by approximately $788 million and we would still remain in compliance with this ratio.

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

Restrictions Under Loan Agreement Relating to Securitization Transaction.    The loan agreement for the Securitization involves assets related to 5,285 broadcast and wireless communications towers owned by two special purpose subsidiaries of American Tower (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). The Securitization loan agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Securitization loan agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Securitization loan agreement and other agreements related to the towers subject to the Securitization, and allow the trustee reasonable access to the towers, including the right to conduct site investigations.

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the nine months ended September 30, 2011, the Borrowers distributed excess cash to us of approximately $385.7 million.

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

As of September 30, 2011, the Borrowers’ DSCR was 3.58x. Based on the Borrowers’ net cash flow for the calendar quarter ended September 30, 2011 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $225.0 million in net cash flow before triggering a Cash Trap DSCR, and approximately $239.8 million in net cash flow before triggering an Amortization Period.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, accounting for acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2011. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by us on or after January 1, 2011 and did not have a material impact on our condensed consolidated results of operations or financial position.

Accounting Standards Updates

In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance is not expected to have a material impact on our condensed consolidated results of operations or financial position.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this guidance is not expected to have a material impact on our condensed consolidated results of operations or financial position.

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted). Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The implementation of this guidance will have no impact on our condensed consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of September 30, 2011 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of September 30, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$161,160	$1,605	$1,212	$1,750,484	$600,494	$2,623,003	$5,137,958	$5,297,708
Average Interest Rate (a)	6.82%	3.38%	5.20%	5.61%	4.63%	5.64%
Variable Rate Debt (a)		$700,000					$700,000	$693,000

(a)	As of September 30, 2011, variable rate debt consisted of our Revolving Credit Facility ($375.0 million drawn) and Term Loan ($325.0 million) included above based on the June 8, 2012 maturity date. As of September 30, 2011, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of September 30, 2011 was $295.7 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of September 30, 2011 was $599.5 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of September 30, 2011 was $699.2 million); the 4.50% Notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of September 30, 2011 was $999.3 million); and other debt of $288.0 million (including the Colombian Short-Term Credit Facility, the South African Bridge Loan and the Ghana Loan). Interest on the Revolving Credit Facility and Term Loan is payable in accordance with the applicable London Interbank Offered Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2011 for the Revolving Credit Facility and Term Loan was 0.87%. For the nine months ended September 30, 2011, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 1.82%.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2011, was comprised of $375.0 million under the Revolving Credit Facility and $325.0 million under the Term Loan. A 10% increase, or approximately 10 basis points, in current interest rates would have caused an immaterial additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the nine months ended September 30, 2011.

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

For the nine months ended September 30, 2011, approximately 26% of our revenues and approximately 33% of our total operating expenses were denominated in foreign currencies, as compared to 18% and 23%, respectively, during the same period in 2010.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2011 used to translate our financial results to U.S. Dollars. As of September 30, 2011, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 4%.

As of September 30, 2011, we have a substantial amount of additional intercompany debt and similar unaffiliated balances that are denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt has not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances entered into in 2011 would result in approximately $77.2 million of unrealized gains or losses that would be included in other income in our condensed consolidated statement of operations for the nine months ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 2, 2011, we received a subpoena from the SEC requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to our tax accounting and reporting. While we believe this investigation may in part relate to a former employee’s complaints received in the past, which we previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, we cannot at this time predict the scope or the outcome of this investigation. We understand that our independent registered public accounting firm and one of our consultants have also received subpoenas primarily related to our tax accounting and reporting during this period and our investigation into this complaint. We are cooperating and intend to continue to cooperate fully with the SEC with respect to its investigation.

On June 3, 2010, Horse-Shoe Capital (“Horse-Shoe”), a company formed under the laws of the Republic of Mauritius, filed a complaint in the Supreme Court of the State of New York, New York County, with respect to Horse-Shoe’s sale of XCEL Telecom Private Limited (“XCEL”) to American Tower Mauritius (“AT Mauritius”), our wholly owned subsidiary formed under the laws of the Republic of Mauritius. The complaint named AT Mauritius, American Towers LLC and us as defendants, and the dispute concerned the timing and amount of distributions to be made by AT Mauritius to Horse-Shoe from a $7.5 million holdback escrow account and a $15.7 million tax escrow account, each established by the transaction agreements at closing. The complaint sought release of the entire holdback escrow account, plus an additional $2.8 million, as well as the release of approximately $12.0 million of the tax escrow account. The complaint also sought punitive damages in excess of $69.0 million. We filed an answer to the complaint in August 2010, disputing both the amounts alleged to be owed under the escrow agreements as well as the timing of the escrow distributions. We also asserted in our answer that the demand for punitive damages was meritless. The parties filed cross-motions for summary judgment concerning the release of the tax escrow account and, in January 2011, the court granted our motion for summary judgment, finding no obligation for us to release the disputed portion of the tax escrow until 2013. In March 2011, Horse-Shoe filed a motion for summary judgment seeking disbursement of $5.3 million of the holdback escrow account that it claimed is undisputed. The court denied Horse-Shoe’s motion in May 2011. In August 2011, we entered into a settlement agreement with Horse-Shoe pursuant to which (i) $7.3 million from the holdback escrow account was distributed to Horse-Shoe and the remainder to us; (ii) no funds were distributed from the tax escrow; and (iii) Horse-Shoe released all of its claims against us. The case was dismissed in September 2011.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the nine months ended September 30, 2011, approximately 26% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

We also face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in the respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues, operating profits and income, which could have a material adverse effect on our business, results of operations or financial condition.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the nine months ended September 30, 2011, four customers accounted for approximately 73% of our domestic rental and management segment revenue; and four customers accounted for approximately 41% of our international rental and management segment revenue, and this concentration could be greater should potential acquisitions by our customers be approved by certain regulatory authorities. If any of these customers are unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Although we have historically resolved these disputes in a manner that did not have a material adverse effect on us or our customer relationships, it is possible that such disputes could lead to a termination of our leases with customers or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations and financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Our largest international customer is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell operates. Iusacell represented approximately 4% of our total revenue for the nine months ended September 30, 2011. Grupo Iusacell has been engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this process, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010 and subsequently concluded the process in April 2011 after a Mexican court ruled in favor of the refinancing plan presented by the two legal entities. As of September 30, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long term in nature) were $17.4 million and $56.3 million, respectively.

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

Our business, and that of our tenants, is subject to federal, state, local and foreign regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site, or site upgrades, thereby limiting our ability to respond to customer demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Regulatory Matters.”

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 86% of the communications sites in our portfolio as of September 30, 2011 are located on land we lease, but do not own. Approximately 85% of the ground leases for these sites have a final expiration date of 2020 and beyond. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of September 30, 2011, we had approximately $5.8 billion of consolidated debt, and the ability to borrow additional amounts of approximately $1.9 billion under our Revolving Credit Facility and Supplemental Credit Facility. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our Revolving Credit Facility and our Supplemental Credit Facility, and obtain additional long-term debt and working capital lines of credit to meet future financing needs. This would increase our total leverage.

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

Restrictive covenants in the loan agreements related to our Securitization, the loan agreements for the credit facilities and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

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

Any such corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxable as a corporation, beginning in the year in which the failure occurs, and we will not be allowed to re-elect to be taxed as a REIT for the following four taxable years.

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

We anticipate that the REIT conversion will be effective January 1, 2012. However, the effective date of the REIT conversion could be delayed, in which event we could not elect REIT status until the taxable year beginning January 1, 2013, at the earliest. In that event, the benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level federal income tax through distributions to stockholders, would not commence January 1, 2012, and we would pay corporate level income taxes on our taxable income, to the extent net operating losses (“NOLs”) are not available to reduce our taxable income, until such time as we became a REIT. Additionally, even if the transactions necessary to implement the REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders.

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

Our Revolving Credit Facility, our Term Loan and our Supplemental Credit Facility contain balance sheet, interest coverage and other covenants that could limit our distributions to stockholders. In addition, under the loan agreement related to our Securitization a failure to comply with the covenants in that agreement could prevent our borrower subsidiaries from distributing any excess cash from the operation of their towers to us. If these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Our cash distributions are not guaranteed and may fluctuate.

A REIT generally is required to distribute at least 90% of its REIT taxable income to its stockholders. We may have available NOLs that could reduce or substantially eliminate our REIT taxable income, and thus we may not be required to distribute material amounts of cash to qualify for taxation as a REIT. We expect that, for the foreseeable future, we may utilize available NOLs to reduce our REIT taxable income.

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

Even if we qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

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

We may be required to borrow funds, sell assets or raise equity to satisfy our REIT distribution requirements or maintain the asset ownership tests.

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

Our current share price may not be indicative of how the market will value American Tower REIT common stock following the REIT conversion because of the effect of the actual distribution of cash in connection with the special E&P distribution, the change in our organization from a taxable subchapter C corporation to a REIT and the change in our distribution policy. Our Common Stock price does not necessarily take into account these effects, and the stock price after the REIT conversion and the special E&P distribution could be lower than the current price. Furthermore, one of the factors that may influence the price of American Tower REIT common stock will be the yield from distributions on American Tower REIT common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our Common Stock could be adversely affected. In addition, our use of TRSs may cause the market to value American Tower REIT common stock differently than the shares of other REITs, which may not use TRSs as extensively as we will. The market price of American Tower REIT common stock will also be affected by general market conditions (as the price of the Common Stock currently is) and will be potentially affected by the economic and market perception of REIT securities.

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

Legislative or other actions affecting REITs could have a negative effect on us.

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

Issuer Purchases of Equity Securities

During the three months ended September 30, 2011, we repurchased a total of 3,222,776 shares of our Common Stock for an aggregate of $168.4 million, including commissions and fees, pursuant to our publicly announced programs, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 2011 (1)	336,840	$53.32	336,840	$88.4
August 2011 (2)	1,262,534	50.67	1,262,534	1,436.0
September 2011 (2)	1,623,402	53.21	1,623,402	1,349.6

Total Third Quarter	3,222,776	$52.23	3,222,776	$1,349.6

(1)	Repurchases made pursuant to the 2008 Buyback. We ceased making repurchases under the 2008 Buyback in July 2011.
(2)	Repurchases made pursuant to the 2011 Buyback.

Under each program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Each program may be discontinued at any time.

Since September 30, 2011, we have continued to repurchase shares of our Common Stock pursuant to our 2011 Buyback. Between October 1, 2011 and October 21, 2011, we repurchased a total of 0.5 million shares of our Common Stock for an aggregate of $26.5 million, including commissions and fees, pursuant to this program.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: November 1, 2011	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated August 24, 2011 (incorporated by reference from Exhibit 2.1 of Current Report on Form 8-K (File 001-14195) filed on August 25, 2011).

4.1	Supplemental Indenture No. 3, dated as of October 6, 2011, by and between American Tower Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K (File 001-14195) filed on October 6, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1