Form 10-K
period 2011-12-31
AMERICAN TOWER CORP /MA/
filed 2012-02-29
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $20.7 billion, based on the closing price of the registrant’s common stock (then Class A common stock) as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 6, 2012, there were 393,715,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2011

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our tenants and other competitive pressures, our ability to maintain or increase our market share, our future operating results, our ability to qualify or to remain qualified for taxation as a real estate investment trust (“REIT”), our substantial leverage and debt service obligations, economic, political and other events, particularly those relating to our international operations, changes in environmental, tax and other laws, our ability to protect our rights to the land under our towers, natural disasters and similar events, the amount and timing of any future distributions including those we are required to make as a REIT, our future purchases under our stock repurchase program, our future capital expenditure levels, our future financing transactions and our plans to fund our future liquidity needs. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

You should keep in mind that any forward-looking statement we make in this Annual Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is

ii

impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Annual Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty to, and do not intend to, update or revise the forward-looking statements we make in this Annual Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement we make in this Annual Report or elsewhere might not occur. References in this Annual Report to “we,” “our” and “the Company” refer to American Tower Corporation and its predecessor, as applicable, individually and collectively with its subsidiaries as the context requires.

iii

PART I

ITEM 1.	BUSINESS

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2011. We also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. We began operating as a REIT for federal income tax purposes effective January 1, 2012.

Our communications site portfolio includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which are collocation solutions to support seamless in-building and outdoor wireless coverage. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2011, approximately 21,320 towers domestically and approximately 23,900 towers internationally. In addition, our portfolio also includes approximately 260 DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites.

American Tower Corporation was originally created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications site portfolio through acquisitions, long-term lease arrangements and site development.

American Tower Corporation is a holding company, and we conduct our operations through our directly and indirectly owned subsidiaries and joint ventures. Our principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries and joint ventures. Our international operations consist primarily of our operations in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. In addition, as previously disclosed, we have entered into a definitive agreement to acquire communications sites in Uganda, and subject to customary closing conditions, we expect to close on the initial tranches of communications sites during the first half of 2012.

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 19 to our consolidated financial statements included in this Annual Report.

In May 2011, we announced our intention to reorganize to qualify as a REIT for federal income tax purposes (which we refer to as the “REIT Conversion”). As part of the REIT Conversion, effective December 31, 2011, we completed the merger with our predecessor that was approved by our stockholders in November 2011. At the time of the merger all outstanding shares of our Class A common stock were converted into a right to receive an equal number of shares of common stock of the surviving corporation. Accordingly, references herein to our “common stock” refer to our common stock and the Class A common stock of our predecessor, as applicable.

We hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that we hold through TRSs include our network development services segment. In addition, we have included our international operations and DAS networks business within our TRSs. In the future, we may elect to reorganize and transfer certain assets or operations, such as our international operations, from our TRSs to other subsidiaries, including qualified REIT subsidiaries.

As a REIT, we generally will not be subject to federal income taxes on our income and gains that we distribute to our stockholders, including the income derived from leasing towers. However, even as a REIT, we will remain obligated to pay income taxes on earnings from all or a portion of our TRS assets. In addition, our international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income. Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends. Prior to the REIT Conversion, we operated as a C corporation. A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation or accumulated by its TRSs that have been converted to qualified REIT subsidiaries, and must make one or more distributions to stockholders that equal or exceed those accumulated amounts. In December 2011, we paid a one-time special cash distribution (“Pre-REIT Distribution”) to our stockholders of approximately $137.8 million, or $0.35 per share of common stock.

We intend to commence paying regular distributions in 2012. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

Products and Services

Rental and Management Operations

Our rental and management operations accounted for approximately 98%, 98% and 97% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases, and the annual rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our tenant leases are typically non-cancellable and have annual rent escalations. Our primary costs typically include ground rent (which is primarily fixed, with annual cost escalations), property taxes and repairs and maintenance. In most of our international markets, a portion of our operating costs is passed through to our tenants, such as ground rent or fuel costs. Our rental and management operations have generated consistent incremental growth in revenue and have low cash flow volatility due to the following characteristics:

•

Consistent demand for our sites. As a result of wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites due to their attractive locations. Additionally, we have the ability to add new tenants and new equipment for existing tenants on our sites. Our legacy site portfolio and our established tenant base provide us with a solid platform for new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.

•

Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of five to ten years with multiple five-year renewal terms thereafter, and lease payments that typically increase based on a fixed escalation (approximately 3.5% per year in the U.S.) or inflationary index. As of December 31, 2011, we had approximately $18.5 billion of non-cancellable tenant lease revenue, absent the impact of straight-line lease accounting.

•

High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Historical churn has been approximately 1-2% of total rental and management revenue per year. We define churn as revenue lost when a tenant cancels or does not renew its lease, and in very limited circumstances, such as a tenant bankruptcy, reductions in lease rates on existing leases. We derive our historical churn rate for a given year by dividing our revenue lost on this basis by our rental and management segment revenue.

•

High operating leverage. Incremental operating costs associated with adding new tenants to an existing communications site are relatively minimal. Therefore, as additional tenants are added, the substantial majority of incremental revenue flows through to operating profit. In addition, in our international markets certain expenses, such as ground rent or fuel costs, are passed through to our tenants.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.

Our domestic rental and management segment is comprised of our nationwide network of communications sites that enables us to address the needs of national, regional, local and emerging communications service providers in the U.S. Our domestic rental and management segment also includes property interests that we lease to communications service providers and third-party tower operators. Our domestic rental and management segment accounted for approximately 72%, 79% and 82% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Our international rental and management segment, which is comprised primarily of communications sites in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa, provides a source of diversification and growth. Our international rental and management segment accounted for approximately 26%, 19% and 15% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Our rental and management operations include the operation of wireless and broadcast communications towers and DAS networks, rooftop management and the leasing of property interests.

Communications Towers. We own and operate communications towers in the United States, Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. Approximately 98% of revenue in our rental and management segments was attributable to our communications towers for the years ended December 31, 2011, 2010 and 2009, respectively.

We lease space on our communications towers to tenants providing a diverse range of communications services, including personal communications services, cellular, broadcasting, enhanced specialized mobile radio, WiMAX, paging and fixed microwave. Our top domestic and international tenants by revenue are as follows:

•	Domestic: AT&T Mobility, Sprint Nextel, Verizon Wireless and T-Mobile USA accounted for approximately 74% of domestic rental and management segment revenue for the year ended December 31, 2011.

•

International: Iusacell (Mexico), Nextel International (through its operating subsidiaries in Brazil, Chile and Mexico), Telefónica (through its operating subsidiaries in Brazil, Chile, Colombia, Mexico and Peru), MTN Group Limited (in Ghana and South Africa) and Vodafone (in India, Ghana and South Africa) accounted for approximately 53% of international rental and management segment revenue for the year ended December 31, 2011.

Accordingly, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—Due to the long-term expectations of revenue growth from tenant leases, we are sensitive to changes in the creditworthiness and financial strength of our tenants” and “A substantial portion of our revenue is derived from a small number of tenants.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.”

DAS Networks, Rooftop Management and Property Interests. In addition to our communications sites, we also own and operate DAS networks, provide communications site management services to third parties and manage and/or lease property interests under carrier or other third-party communications sites.

•

DAS Networks. We own and operate approximately 260 DAS networks in malls, casinos and other in-building applications in the United States, Mexico and Brazil. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants, and currently operate such networks in the United States. Typically, we design, build and operate our DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites.

•

Rooftop Management. We provide management services to property owners in the United States who own rooftops that are capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers and other tenants.

•

Property Interests. We own a portfolio of property interests in the United States under approximately 1,810 carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

Network Development Services

Through our network development services segment, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. This segment accounted for approximately 2%, 2% and 3% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Site Acquisition, Zoning and Permitting. We engage in site acquisition services on our own behalf in connection with our tower development projects, as well as on behalf of our tenants. We typically work with our tenants’ engineers to determine the geographic areas where new tower sites will best address the tenants’ needs and meet their coverage objectives. Once a new site is identified, we acquire the rights to the land or structure on which the site will be constructed, and we manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site.

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of their communications equipment on our towers. Our team of engineers can evaluate whether a tower structure can support the additional burden of the new equipment or if an upgrade is needed, which enables our tenants to better assess potential sites before making an installation decision. Our structural analysis capabilities enable us to provide higher quality service to our existing tenants by, among other things, reducing the time required to achieve operational readiness, as well as providing opportunities to offer structural analysis services to third parties.

Strategy

Operational Strategy

Our operational strategy is to capitalize on the growth in the use of wireless communications services and the evolution of advanced wireless handsets, tablets and other mobile devices, as well as the expanding infrastructure required to deploy current and future generations of wireless communications technologies. To achieve this, our primary focus is to increase the leasing of our existing communications site portfolio, invest in and selectively grow our communications site portfolio, further improve upon our operational performance and maintain a strong balance sheet. We believe these efforts will further support and maximize our ability to capitalize on the growth in demand for wireless infrastructure.

•

Increase the leasing of our existing communications site portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. As a result of wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and have capacity available for additional tenants. As of December 31, 2011, we had an average of approximately 2.1 tenants per tower. We believe that, of our towers that are currently at or near full structural capacity, the vast majority can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•

Invest in and selectively grow our communications site portfolio. We seek opportunities to invest and grow our operations through our capital programs and acquisitions. We believe we can achieve attractive risk adjusted returns by pursuing such investments. This includes pursuing opportunities to invest through new site construction and acquisitions in our domestic market and in select international markets which we believe have a high-growth wireless industry and are attractive from a macroeconomic standpoint. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases.

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

•

Maintain a strong balance sheet. We will continue to maintain our disciplined approach to managing our balance sheet. This includes maintaining our net financial leverage ratio within a target range and ensuring ample liquidity is available to pursue our strategy. As of December 31, 2011, we had approximately $1.6 billion of available liquidity. We believe that our investment grade ratings and our current level of net leverage provide us with consistent access to the capital markets and the ability to actively invest in our portfolio and pursue acquisition opportunities, while being an attractive services provider to tenants.

Capital Allocation Strategy

As a REIT, we must distribute an amount equal to at least 90% of our REIT taxable income to stockholders. The objective of our discretionary capital allocation strategy is to simultaneously increase recurring free cash flow per share and our return on invested capital. To achieve this, we expect to continue to deploy our discretionary capital, after our REIT distributions, through our annual discretionary capital expenditure program, including land purchases and new site construction, and acquisitions. In addition, we intend to return our remaining excess discretionary capital, if any, to stockholders through continuing our stock repurchase program or declaring special distributions from time to time. During 2011, we generated approximately $1.2 billion of cash provided by operating activities, which along with incremental debt, was used to fund nearly $3.4 billion of investments, including approximately $523.0 million of capital expenditures, $2,320.7 million of acquisitions and $437.4 million of stock repurchases, including commissions and fees. In December 2011, we also distributed approximately $137.8 million to stockholders in connection with the Pre-REIT Distribution.

•

Discretionary capital expenditure program. We will continue to invest in and expand our existing communications site portfolio through our annual discretionary capital expenditure program. This includes capital expenditures associated with maintenance, increasing the capacity of our existing sites, and projects such as new site construction, land interest acquisitions and shared generator installations. We believe we can achieve the highest incremental recurring free cash flow per share and returns on our invested capital through our discretionary capital expenditure program.

•

Acquisitions. We will seek to pursue acquisitions of communications sites in our existing or new markets where we can meet our return on investment criteria. When evaluating international investments, our return on investment criteria takes into consideration the additional risks inherent to the particular geographic area.

•

Return excess discretionary capital to stockholders. If we have sufficient capital available to satisfy our REIT distribution requirements and to fund our discretionary capital expenditures and acquisition opportunities, and we have access to capital available for anticipated future investment, we will seek to return any excess discretionary capital to stockholders. We currently utilize a stock repurchase program to facilitate this return. However, we may also provide return to stockholders through the payment of special distributions as our Board of Directors deems appropriate.

International Expansion Strategy

We believe that, in certain international markets, we can create substantial value by establishing an independent wireless infrastructure leasing business. Therefore, we expect we will continue to seek international expansion opportunities, where we expect our risk adjusted return objectives can be achieved. Our international expansion strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses:

•

Country analysis. Prior to entering a new geographical area, we review the country’s political stability, historical and projected macro-economic fundamentals and the general business environment, including property rights and regulatory environment.

•

Wireless industry analysis. To ensure sufficient demand for an independent tower company, we analyze the competitiveness of the country’s wireless industry and the stage of its wireless network deployment. Characteristics that result in an attractive investment opportunity include a country that has multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as participating in spectrum auctions that have or are anticipated to occur.

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

Growth and Expansion

In 2011, we continued to focus on growing our operations using selective criteria for acquisitions, including expansion into new and existing international geographic areas, and new site development, consistent with our international expansion strategy. During the year ended December 31, 2011, we grew our communications site portfolio through the acquisition and construction of approximately 10,430 towers, the acquisition of approximately 2,150 property interests, the installation of approximately 40 in-building and outdoor DAS networks and the installation of approximately 680 shared generators on our sites. In addition, we continue to evaluate complementary services, such as providing high capacity fiber backhaul lines, to supplement our tower site growth and expansion strategy, as well as opportunities to acquire larger communications site portfolios that we believe we can effectively integrate into our existing business.

United States. During 2011, in response to the needs of our tenants, we pursued the acquisition and construction of communications sites in select locations throughout the United States. Our expansion in the United States during 2011 included the acquisition and construction of approximately 430 towers, the acquisition of approximately 2,150 property interests, the installation of approximately 40 in-building and outdoor DAS networks and the installation of approximately 680 shared generators on our sites.

International. During 2011, we expanded our international footprint as we acquired and constructed approximately 3,230 communications sites in two new countries, Ghana and South Africa. Our expansion during 2011 also included the acquisition and construction of approximately 6,770 communications sites in our existing markets in Brazil, Chile, Colombia, India and Mexico. In December 2011, we announced the launch of operations in Uganda and our entry into a definitive agreement for the establishment of a joint venture with MTN Group Limited. Subject to customary closing conditions, we expect to close on the initial tranches of communications sites in Uganda, and additional tranches of communications sites in Colombia and Mexico during the first half of 2012.

Regulatory Matters

Towers and Antennas. Our domestic and international tower business is subject to national, state and local regulatory requirements with respect to the registration, siting, lighting, marking and maintenance of our towers. In the United States, which accounted for approximately 73% of our total rental and management revenue for the year ended December 31, 2011, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and painted, lighted and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or deconstruction orders.

Furthermore, in India, each of our subsidiaries holds an Infrastructure Provider Category-I license (“IP-I”) issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. While we are required to provide tower space on a non-discriminatory basis, we may negotiate mutually agreeable terms and conditions with such service providers. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services for communications service providers licensed by the NCA. While we are required to provide tower space on a non-discriminatory basis, we may negotiate mutually agreeable terms and conditions with such service providers.

Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, the Telecom Regulatory Authority of India has recently recommended to the Department of Telecommunications changes in annual licensing fees for tower companies based on revenues generated, as well as the potential implementation of restrictions or limitations on foreign ownership. Certain municipalities in Brazil and India have sought to impose certain permit fees based upon structural or operational requirements of towers. In addition, our foreign operations may be affected if a country’s regulatory authority restricts or revokes spectrum licenses of certain wireless service providers.

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community developers. These regulations vary, but typically require tower owners and/or our tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, zoning regulations can increase costs associated with new tower construction, tower modifications, additions of new antennas to a site or site upgrades. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our construction activities and operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations.

In addition, our tenants, both domestic and international, may be subject to new regulatory policies from time to time that may materially and adversely affect the demand for communications sites.

Environmental Matters. Our domestic and international operations, like those of other companies engaged in similar businesses, are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes, and the siting of our towers. As an owner, lessee and/or operator of real property and facilities, we may have liability under environmental laws for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or waste. Certain of these laws impose cleanup responsibility and liability without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination, and whether or not we have discontinued operations or sold the property. We also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of contamination. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements, and make certain informational filings related to hazardous substances and devices used to provide power such as batteries, generators and fuel at our sites. Violations of these types of regulations could subject us to fines or criminal sanctions.

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

Competition

Our rental and management segments compete with other public tower companies, such as Crown Castle International Corp. and SBA Communications Corporation, wireless carrier tower consortiums such as Indus Towers, Viom Networks and GTL, and private tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price and quality of service have been and will continue to be significant competitive factors affecting owners, operators and managers of communications sites.

Our network development services segment competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consultants, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors and our tenants’ internal staffs. We believe that our tenants base their decisions for network development services on various criteria, including a company’s experience, local reputation, price and time for completion of a project.

Customer Demand

Our strategy is predicated on our belief that wireless service providers will continue to invest in their networks in both our domestic and international markets, driving demand for our communications sites.

•

Domestic wireless network investments. Historically, according to industry data, aggregate annual wireless capital spending in the United States has typically been approximately $20 to $25 billion. As a result of this level of capital spending, demand for our sites has remained consistent. Accordingly, demand for our domestic communications sites is driven by:

•	Wireless service provider focus on network quality and coverage as a competitive advantage;

•	Subscriber adoption of third generation (“3G”) wireless data applications, such as email, internet and video;

•

Pursuit of new avenues for growth by wireless service providers, such as deploying fourth generation (“4G”) technology to provide higher speed data services which will enable mobile applications and fixed broadband substitution; and

•	Deployment of wireless networks by new market entrants.

As these factors continue to grow as a competitive necessity in the United States on a widespread basis, wireless service providers may be compelled to deploy new technology and equipment, further increase the cell density of their existing networks and expand their network coverage.

•

International wireless network investments. The wireless networks in the international markets we serve are typically less advanced than those in our domestic market, with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In certain of our international markets, subscriber adoption of 3G wireless data applications, such as email, internet and video; and

•	Spectrum auctions, which result in new market entrants, as well as initial data network deployments.

We believe demand for our communications sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next generation data networks. To meet these network objectives, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site operation and development capabilities. In addition, because our network development services are complementary to our wireless infrastructure business, we believe demand for our network development services will continue, consistent with industry trends.

Our customer demand could be adversely affected by the emergence and growth of new technologies, which could make it possible for wireless carriers to increase the capacity and efficiency of their existing networks. The increased use of spectrally efficient technologies, could potentially relieve a portion of our tenants’ network capacity problems, and as a result, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells and WiFi, could offload a portion of our tenants’ network traffic away from the traditional tower-based networks, which could also reduce the need for carriers to add more equipment at certain communications sites.

In addition, any increase in the use of network sharing, roaming or resale arrangements by wireless service providers could adversely affect customer demand for tower space. These arrangements enable a provider to serve its customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers could similarly impact customer demand for our communications sites, because the existing networks of wireless carriers often overlap. In addition, if wireless carriers share their sites or permit equipment location swapping on their sites with other carriers to a significant degree, it could reduce demand for our communications sites.

Employees

As of December 31, 2011, we employed 2,122 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report. You may access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), through the Investors portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

We have adopted a written Code of Ethics and Business Conduct (“Code of Conduct”) that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Conduct, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our Board of Directors are available at the “Investors” portion of our website. In the event we amend the provisions of our Code of Conduct, or provide any waivers under the Code of Conduct for our directors or executive officers, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

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

Factors affecting the demand for our communications sites, and to a lesser extent our network development services, could materially and adversely affect our operating results. Those factors include:

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	technological changes;

•	delays or changes in the deployment of next generation wireless technologies;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses; and

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof.

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

If our tenants consolidate, merge or share site infrastructure with each other to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Significant consolidation among our tenants may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ networks may be redundant. For example, in the U.S., recently combined companies have either rationalized or announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites. We would expect a similar outcome in India if the anticipated consolidation of certain tenants occurs. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants could determine not to renew leases with us as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed. Similar consequences might occur if wireless service providers engage in extensive sharing of site infrastructure, roaming or resale arrangements as an alternative to leasing our communications sites.

New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce obtainable lease rates. Examples of these technologies include spectrally efficient technologies which could relieve a portion of our tenants’ network capacity needs and as a result, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as femtocells and WiFi, could offload a portion of our tenants’ network traffic away from the traditional tower-based networks, which could also reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our tower space. In addition, a tenant may decide to no longer outsource tower infrastructure or otherwise change its business model which would result in a decrease in our revenue. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.

Our expansion initiatives may disrupt our operations or expose us to additional risk if we are not able to successfully integrate operations, assets and personnel.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on integrating operations, communications tower portfolios and personnel in a timely and efficient manner. Integration may be difficult and unpredictable for many reasons, including, among other things, differing systems and processes, potential cultural differences, customary business practices and conflicting policies, procedures and operations. In addition, the integration of businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel.

Furthermore, our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, and the other risks described below in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.” As a result, our foreign operations and expansion initiatives may not succeed and may materially and adversely affect our business, results of operations or financial condition.

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates, which would substantially reduce funds available.

We began operating as a REIT for federal income tax purposes, effective for the taxable year beginning January 1, 2012. If we fail to qualify as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply. We believe that we are organized and will qualify as a REIT upon timely filing our federal income tax return for 2012, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot guarantee that we will qualify or remain so qualified, including if our Board of Directors determines it is no longer in our interests to be a REIT. This is because REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of the Code provisions.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates; and

•	we would be disqualified from REIT tax treatment for the four taxable years following the year during which we were so disqualified.

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment would be reduced.

We could suffer adverse tax or other financial consequences if taxing authorities do not agree with our tax positions.

We are periodically subject to examinations by taxing authorities in the states and countries where we do business, and we expect that we will continue to be subject to tax examinations in the future. Moreover, the Internal Revenue Service (“IRS”) and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, or with respect to our TRSs, in which case either we will owe these taxes plus applicable interest and penalties, if any, or we will offset additional income as determined by a tax authority with our NOLs. If we offset such additional income with our NOLs, our required distributions to maintain our qualification and taxation as a REIT will increase and we may be required to pay deficiency dividends and an associated interest charge if our prior REIT distributions were insufficient in light of the reduced available NOLs.

In addition, domestic and international tax laws and regulations are extremely complex and subject to varying interpretations. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not to be sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If there are tax benefits that are challenged successfully by a taxing authority, we may be required to pay additional taxes or use our NOLs or we may seek to enter into settlements with the taxing authorities, all of which could require significant payments or otherwise have a material adverse effect on our business, results of operations or financial condition.

Failure to make required distributions would subject us to additional federal corporate income tax, which may limit our ability to fund these distributions using cash generated through our TRSs.

We intend to declare regular distributions commencing in 2012, the amount of which will be determined, and is subject to adjustment, by our Board of Directors. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income, and may fail to qualify for taxation as a REIT, which generally requires distribution of an amount equal to at least 90% of REIT taxable income. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.

Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from the leasing of our communications sites and rental-related services. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited, and may impact our ability to fund distributions to our stockholders. Specifically, if our TRSs become highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

In addition, the majority of our income and cash flows from our TRSs are generated from our international operations. In many cases, there are local withholding taxes and currency controls that may impact our ability or willingness to repatriate funds to the United States to help satisfy REIT distribution requirements.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and will have potential deferred and contingent tax liabilities.

We may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. Any of these taxes would decrease our earnings and our available cash.

Our TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the REIT Conversion, up to the amount of the built-in gain that existed on January 1, 2012, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2012. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.

Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the concentration of ownership of our stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. We could also be required to liquidate otherwise attractive investments, and could be limited in our ability to hedge liabilities and risks. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, we may receive pressure from investors not to pursue growth opportunities that are not immediately accretive.

Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may affect our ability to make additional investments in our DAS networks business or network development services segment as currently structured and operated, in other non-REIT qualifying operations or assets, or in international operations through TRSs. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Our extensive use of TRSs, in particular for our international operations, may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

We have no experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

We have only been operating as a REIT since January 1, 2012. Accordingly, the experience of our senior management operating a REIT is limited. Our pre-REIT operating experience may not be sufficient to operate successfully as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the year ended December 31, 2011, approximately 26% of our consolidated revenue was generated by our international operations, compared to 19% for the year ended December 31, 2010. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions;

•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•

changes to existing or new tax laws or fees directed specifically at the ownership and operation of communications sites or our international acquisitions, which may be applied and enforced retroactively;

•	expropriation or governmental regulation restricting foreign ownership;

•	restricting or revoking spectrum licenses;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws; and

•

uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, which may be enforced retroactively, and delays in the judicial process.

In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action or withhold consents contrary to our requests, or become unable or unwilling to fulfill their commitments, which could require us to assume and fulfill the obligations of that joint venture.

We also face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in their respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would have a negative impact on our reported revenues, operating profits and income.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time. These factors could materially and adversely affect our business, results of operations or financial condition.

A substantial portion of our revenue is derived from a small number of tenants.

A substantial portion of our total operating revenues is derived from a small number of tenants. For the year ended December 31, 2011, four tenants accounted for approximately 74% of our domestic rental and management segment revenue; and five tenants accounted for approximately 53% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships, including our renegotiation of our agreement with one of our largest international tenants, Iusacell. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Due to the long-term expectations of revenue growth from tenant leases, we are sensitive to changes in the creditworthiness and financial strength of our tenants.

Due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. In the past, we have had tenants that have filed for bankruptcy. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectable accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. In addition, it could result in the loss of significant tenants and all or a portion of our anticipated lease revenues from certain tenants, all of which could have a material adverse effect on our business, results of operations or financial condition.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 87% of the communications sites in our portfolio as of December 31, 2011 are located on land we lease, but do not own. Approximately 78% of the ground leases for these sites have a final expiration date of 2021 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

We may need additional financing to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements.

To fund capital expenditures, fund future growth and expansion initiatives and satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities, sell assets or raise equity. We believe our cash provided by operations for the year ending December 31, 2012 will sufficiently fund our cash needs for operations, capital expenditures, required distribution payments and cash debt service (interest and principal repayments) obligations for 2012. However, we anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, future growth and expansion initiatives or satisfy our REIT distribution requirements.

Our leverage and debt service obligations may materially and adversely affect us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets or to offer equity securities. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.

As of December 31, 2011, we had approximately $7.2 billion of consolidated debt and the ability to borrow additional amounts of approximately $1.6 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

Our leverage could have significant negative consequences on our business results, results of operations or financial condition, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of towers subject to our securitization transaction if an uncured default occurs;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional debt or equity financing;

•	increasing our borrowing costs if our current investment grade debt ratings decline;

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures or REIT distributions;

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

Restrictive covenants in the loan agreements related to our securitization transaction, the loan agreements for our credit facilities and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

The loan agreement related to our securitization transaction includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the loan agreement for the securitization transaction are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the loan agreement could prevent the borrowers from taking certain actions with respect to the towers subject to the securitization transaction and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the towers subject to the securitization transaction, in which case we could lose such towers and the excess cash flow associated with such towers.

The loan agreements for our credit facilities contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and could thus limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our indentures restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities. Further, if these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Some of our competitors, such as wireless carriers that allow collocation on their towers, are larger and may have greater financial resources than we do, while other competitors may have lower return on investment criteria than we do.

Competitive pricing for tenants on towers from these competitors could materially and adversely affect our lease rates and services income. In addition, we may not be able to renew existing tenant leases or enter into new tenant leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications site portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. We may not have the required available capital to exercise our right to purchase leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we would lose the cash flows derived from such towers. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

We may incur goodwill and other intangible impairment charges which may require us to record a significant charge to earnings.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and indefinite-lived intangibles annually to determine if they are impaired or more frequently in the event of circumstances indicating potential impairment. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

While we did not record any impairment charges during the year ended December 31, 2011, it is possible that in the future, we may be required to record impairment charges for our goodwill for our reporting units or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

Distributions payable by REITs generally do not qualify for reduced tax rates.

Certain distributions payable by corporations to individuals, trusts and estates that are U.S. stockholders are currently eligible for federal income tax at a minimum rate of 15% and are scheduled to be taxed at ordinary income rates for taxable years beginning after December 31, 2012. Distributions payable by REITs, in contrast, generally are not eligible for the current reduced rates. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could reduce the demand and market price of shares of our common stock.

We could have liability under environmental and occupational safety and health laws.

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

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers or data centers as a result of these or other events would impact our ability to provide services to our tenants and could materially and adversely impact our results of operations or financial condition. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our tenants as a result of damage to our towers, it could lead to customer loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact the market for wireless services, as well as our tenants, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal offices are located in Boston, Southborough and Woburn, Massachusetts; Atlanta, Georgia; Cary, North Carolina; Bogota, Colombia; Lima, Peru; Mexico City, Mexico; Santiago, Chile; Sao Paulo, Brazil; Delhi and Mumbai, India; Accra, Ghana; and Johannesburg, South Africa. Details of each of these offices are provided below:

Country	Function	Size (approximate square feet)	Property Interest
U.S. Offices
Boston, MA	Corporate Headquarters and American Tower International Headquarters	30,000	Leased

Southborough, MA	Information Technology Data Center	24,300	Leased

Woburn, MA	US Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	91,600	Owned	(1)

Atlanta, GA	US Tower Division, Accounting Services, New Site Development and Site Operations Headquarters	21,400	Leased

Cary, NC	US Tower Division, DAS Solutions and Structural Engineering Services Headquarters	20,500	Leased

Latin America Offices
Bogota, Colombia	Colombia Headquarters	12,300	Leased

Lima, Peru	Peru Headquarters	2,400	Leased

Mexico City, Mexico	Mexico Headquarters	14,400	Leased	(2)

Santiago, Chile	Chile Headquarters	7,100	Leased

Sao Paulo, Brazil	Brazil Headquarters	19,200	Leased

Asia Offices
Delhi, India	India Headquarters	7,200	Leased

Mumbai, India	India Operations Center	13,600	Leased	(3)

EMEA Offices
Accra, Ghana	Ghana Headquarters	27,400	Leased

Johannesburg, South Africa	South Africa Headquarters	16,100	Leased

(1)	Our Woburn facility is approximately 163,000 square feet. Currently, our offices occupy approximately 91,600 square feet. We lease the remaining space to unaffiliated tenants.

(2)	We lease two office spaces in Mexico that together occupy an aggregate of approximately 14,400 square feet.

(3)	We lease two office spaces in Mumbai that together occupy an aggregate of approximately 13,600 square feet.

In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses, as well as maintain offices to pursue international business development initiatives. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

We own and operate a portfolio of approximately 45,480 communications sites in the United States, Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. See the table in Item 7 if this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we also own property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites in the United States, which are included in our domestic rental and management segment.

Domestic Rental and Management Segment. Our interests in our domestic communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for our securitization transaction, the 5,285 tower sites in the United States subject to our securitization transaction as of December 31, 2011, are subject to mortgages, deeds of trust and deeds to secure the loan. In addition, approximately 1,470 property interests in the United States are subject to mortgages and deeds of trust to secure notes assumed in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”).

A typical domestic tower site consists of a compound enclosing the tower site, a tower structure, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. There are three principal types of towers: guyed, self-supporting lattice, and monopole.

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

•

A monopole tower is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site used in metropolitan areas for a typical wireless communications tower can consist of a tract of land of fewer than 2,500 square feet.

International Rental and Management Segment. Our interests in our international communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities.

A typical international tower site consists of a compound enclosing the tower site, a tower structure, backup or auxiliary power generators and batteries, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. There are four principal types of towers: guyed, self-supporting lattice, monopole and rooftop. Guyed, self-supporting lattice and monopole structures are similar to those in our domestic segment. Rooftop towers are primarily used in metropolitan areas, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.

Of the approximately 45,480 communications sites in our portfolio as of December 31, 2011, approximately 87% are located on land we lease, but do not own. Ground leases for land underlying our towers generally have an initial term of five years with three or four additional automatic renewal periods of five years, for a total of twenty to twenty-five years. As a result, approximately 78% of the ground agreements for our sites have a final expiration date of 2021 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other communications service providers. As of December 31, 2011, our four top tenants by revenue were AT&T Mobility (20%), Sprint Nextel (14%), Verizon Wireless (12%) and T-Mobile USA (7%). In general, our tenant leases have an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. As a result, approximately 73% of our current tenant leases have a renewal date of 2017 and beyond.

ITEM 3.	LEGAL PROCEEDINGS

On June 2, 2011, we received a subpoena from the SEC requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to our tax accounting and reporting. While we believe this investigation may in part relate to a former employee’s complaints received in the past, which we previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, we cannot at this time predict the scope or the outcome of this investigation. We understand that our independent registered public accounting firm and one of our consultants have also received subpoenas primarily related to our tax accounting and reporting during this period and our investigation into this complaint. We have cooperated and intend to continue to cooperate fully with the SEC with respect to its investigation.

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

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, we filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case will be returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier by the primary defendant in the case or SCI. Any judgment of the court in Mexico against SCI would need to be enforced in the United States. As a result, at this stage of the proceeding, we are unable to determine whether the trial court in Mexico will assess damages against SCI and whether any such damages would be enforceable in the United States.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed above and in note 17 to our consolidated financial statements included in this Annual Report, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our common stock on the New York Stock Exchange (“NYSE”) for the years 2011 and 2010.

2011	High	Low
Quarter ended March 31	$56.73	$46.61
Quarter ended June 30	55.48	49.52
Quarter ended September 30	55.21	46.35
Quarter ended December 31	60.70	52.86

2010	High	Low
Quarter ended March 31	$44.61	$40.10
Quarter ended June 30	45.33	38.86
Quarter ended September 30	52.11	43.70
Quarter ended December 31	53.14	49.61

On February 6, 2012, the closing price of our common stock was $63.13 per share as reported on the NYSE. As of February  6, 2012, we had 393,715,176 outstanding shares of common stock and 427 registered holders.

Dividends

As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to the income or excise tax on undistributed REIT taxable income. We intend to commence paying regular distributions in 2012. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During the years ended December 31, 2010 and 2009, there were no dividends declared. In December 2011, we paid the Pre-REIT Distribution to our stockholders of approximately $137.8 million, or $0.35 per share of common stock.

Performance Graph

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Telecommunications Equipment Index. The performance graph assumes that on December 31, 2006, $100 was invested in each of our common stock, the S&P 500 Index and the Dow Jones U.S. Telecommunications Equipment Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/06	12/07	12/08	12/09	12/10	12/11
American Tower Corporation	$100.00	$114.27	$78.65	$115.91	$138.52	$161.95
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones U.S. Telecommunications Equipment Index	100.00	103.28	61.39	92.59	95.65	88.09

Issuer Purchases of Equity Securities

In July 2011, we ceased making repurchases under our $1.5 billion stock repurchase program originally announced in February 2008 (the “2008 Buyback”) and we do not expect to make any additional repurchases under the 2008 Buyback in the future. In March 2011, our Board of Directors approved a new stock repurchase program, pursuant to which we are authorized to repurchase up to an additional $1.5 billion of our common stock (“2011 Buyback”).

During the three months ended December 31, 2011, we repurchased 560,942 shares of our common stock for an aggregate of $30.8 million, including commissions and fees, pursuant to our 2011 Buyback, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
October 2011	496,442	$54.51	496,442	$1,322.5
November 2011	35,600	$57.20	35,600	$1,320.5
December 2011	28,900	$58.98	28,900	$1,318.8

Total Fourth Quarter	560,942	$54.91	560,942	$1,318.8

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Between January 1, 2012 and February 6, 2012, we repurchased an additional 37,900 shares of our common stock for an aggregate of $2.3 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of February 6, 2012, we had repurchased a total of 3.5 million shares of our common stock under the 2011 Buyback for an aggregate of $183.5 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.

In accordance with GAAP, the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations (see note 1 to our consolidated financial statements included in this Annual Report).

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$2,386,185	$1,936,373	$1,668,420	$1,547,035	$1,425,975
Network development services	57,347	48,962	55,694	46,469	30,619

Total operating revenues	2,443,532	1,985,335	1,724,114	1,593,504	1,456,594

Operating expenses:
Cost of operations (exclusive of items shown separately below)
Rental and management(1)	590,272	447,629	383,990	363,024	343,450
Network development services(2)	30,684	26,957	32,385	26,831	16,172
Depreciation, amortization and accretion(3)	555,517	460,726	414,619	405,332	522,928
Selling, general, administrative and development expense	288,824	229,769	201,694	180,374	186,483
Other operating expenses	58,103	35,876	19,168	11,189	9,198

Total operating expenses	1,523,400	1,200,957	1,051,856	986,750	1,078,231

Operating income	920,132	784,378	672,258	606,754	378,363
Interest income, TV Azteca, net	14,214	14,212	14,210	14,253	14,207
Interest income	7,378	5,024	1,722	3,413	10,848
Interest expense	(311,854)	(246,018)	(249,803)	(253,584)	(235,824)
Loss on retirement of long-term obligations	—	(1,886)	(18,194)	(4,904)	(35,429)
Other (expense) income	(122,975)	315	1,294	5,988	20,675

Income before income taxes and income on equity method investments	506,895	556,025	421,487	371,920	152,840
Income tax provision	(125,080)	(182,489)	(182,565)	(135,509)	(59,809)
Income on equity method investments	25	40	26	22	19

Income from continuing operations	381,840	373,576	238,948	236,433	93,050
Income (loss) from discontinued operations	—	30	8,179	110,982	(36,396)

Net income	381,840	373,606	247,127	347,415	56,654
Net loss (income) attributable to noncontrolling interest	14,622	(670)	(532)	(169)	(338)

Net income attributable to American Tower Corporation	$396,462	$372,936	$246,595	$347,246	$56,316

Basic income per common share from continuing operations attributable to American Tower Corporation(4)	$1.00	$0.93	$0.60	$0.60	$0.22
Diluted income per common share from continuing operations attributable to American Tower Corporation(4)	$0.99	$0.92	$0.59	$0.58	$0.22

Weight average common shares outstanding(4)
Basic	395,711	401,152	398,375	395,947	413,167

Diluted	400,195	404,072	406,948	418,357	426,079

Other Operating Data:
Ratio of earnings to fixed charges(5)	2.19x	2.65x	2.27x	2.12x	1.50x

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:(6)
Cash and cash equivalents (including restricted cash)(7)	$372,966	$959,935	$295,129	$194,943	$86,807
Property and equipment, net	4,883,473	3,683,474	3,169,623	3,022,636	3,045,186
Total assets	12,232,430	10,370,084	8,519,931	8,211,665	8,130,457
Long-term obligations, including current portion	7,236,308	5,587,388	4,211,581	4,333,146	4,285,284
Total American Tower Corporation stockholders’ equity	3,287,220	3,501,444	3,315,082	2,991,322	3,022,092

(1)	For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, includes approximately $1.1 million, $0, $0, $0, and $0, respectively, in stock-based compensation expense.

(2)	For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, includes approximately $1.2 million, $0, $0, $0, and $0, respectively, in stock-based compensation expense.

(3)	In 2008, we completed a review of the estimated useful lives of our tower assets. Based upon this review, we revised the estimated useful lives of our towers and certain related intangible assets, primarily our network location intangible assets, from our historical estimate of 15 years to a revised estimate of 20 years. We accounted for this change as a change in estimate which was accounted for prospectively, effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

(4)	Basic income per common share from continuing operations represents income from continuing operations divided by the weighted average number of common shares outstanding during the period. Diluted income per common share from continuing operations represents income from continuing operations divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants, as determined under the treasury stock method, and upon conversion of our convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 17).

(5)	For the purpose of this calculation, “earnings” consists of income from continuing operations before income taxes, income on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consists of interest expense, including amounts capitalized, amortization of debt discount and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon.

(6)	Balances have been revised to reflect purchase accounting measurement period adjustments.

(7)	As of December 31, 2011, 2010, 2009 and 2008, includes approximately $42.8 million, $76.0 million, $47.8 million, and $51.9 million, respectively, in restricted funds pledged as collateral to secure obligations and cash that is otherwise limited by contractual provisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure in our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements herein and the accompanying notes thereto, and the information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 54.

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network and development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in our business segments. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the rental and management segments also include interest income, TV Azteca, net (see note 19 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Executive Overview

Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we hold property interests that we lease to communications service providers and third-party tower operators. We also manage rooftop and tower sites for property owners under various contractual arrangements. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2011 and include our domestic rental and management segment and our international rental and management segment. Through our network development services segment, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. We began operating as a REIT for federal income tax purposes effective January 1, 2012.

The following table details the number of communications sites we own or operate in the countries in which we operate as of December 31, 2011:

Country	Number of Owned or Operated Sites
United States	21,575
International:
Brazil	2,505
Chile	1,142
Colombia	2,677
Ghana	1,872
India	8,801
Mexico	5,067
Peru	475
South Africa	1,364

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the year ended December 31, 2011 is recurring revenue that we should continue to receive in future periods. The tenant leases in place as of December 31, 2011, will generate approximately $18.5 billion of non-cancellable future tenant lease revenue, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease. These contractual rent escalations are typically annual and based on a fixed percentage (on average approximately 3.5% in the U.S.), inflation, or a fixed percentage plus inflation. Revenue generated by rent increases based on fixed escalation clauses is recognized on a straight-line basis over the non-cancellable term of the applicable agreement. We also routinely seek to extend our leases with our tenants, which increases the non-cancellable term of the lease and creates incremental growth in our revenues.

The revenues generated by our rental and management operations may also be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically may not be cancelled or, in some instances, may be cancelled only upon payment of a termination fee. Accordingly, revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the year ended December 31, 2011, loss of annual revenue from tenant lease cancellations or renegotiations represented less than 2% of our rental and management operations revenues.

Rental and Management Operations Revenue Growth. The primary factors affecting the consistent revenue and incremental growth for our domestic and international rental and management segments are new revenue generated from new sites acquired or constructed since the beginning of the prior year period (“new sites”) and organic revenue growth, which consists of:

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

Rental and Management Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment of our legacy sites, our objective is to add new tenants and new equipment for existing tenants on our legacy sites. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure needs, the financial performance of our tenants and their access to capital and general economic conditions. The following key trends within each market that we serve provide opportunities for organic revenue growth:

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

In addition, wireless service providers in the United States continue to pursue new avenues for growth, such as deploying 4G technology based wireless networks to provide higher speed data services and enable fixed broadband substitution. As wireless service providers begin to deploy 4G wireless networks, we expect them to overlay 4G equipment across their existing networks of communications sites, resulting in additional revenue. Subsequent to the initial deployment and based on actual subscriber demand, we expect providers to add additional equipment and new communications sites to improve the coverage and capacity of their 4G wireless networks as subscribers transition from 3G handsets. In connection with consistent levels of annual wireless carrier capital investment, this technology migration has historically provided consistent demand for our communications sites as our tenants migrate from one technology to the next to remain competitive.

•

International. In general, our international markets are less advanced with respect to the current technologies deployed for wireless services. As a result, demand for our communications sites is driven by continued voice network investments, new market entrants and initial 3G data network deployments. For example, in India, nationwide voice networks continue to be deployed as wireless service providers are beginning their investments in 3G data networks. Similarly, in Ghana, wireless service providers continue to build out their voice and data networks in order to satisfy increasing demand for wireless services. In South Africa, where voice networks are in a more advanced stage of development, carriers are beginning to deploy 3G data networks across spectrum from recent spectrum auctions. In Mexico and Brazil, where nationwide voice networks have also been deployed, some incumbent wireless service providers continue to invest in their 3G data networks, and recent spectrum auctions have enabled other incumbent wireless service providers and new market entrants to begin their initial investments in 3G data networks. In markets such as Chile, Peru and Colombia, recent or anticipated spectrum auctions are expected to drive investment in nationwide voice and 3G data networks. We believe demand for our tower sites will continue in our international markets as wireless service providers seek to remain competitive by increasing the coverage of their networks while also investing in next generation data networks.

Rental and Management Operations New Site Revenue Growth. During the year ended December 31, 2011, we grew our portfolio of communications sites through acquisitions and construction activities, including the acquisition and construction of approximately 10,470 sites. In addition, in 2011 we also acquired property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites. We continue to evaluate opportunities to acquire larger communications site portfolios, both domestically and internationally, to determine whether they meet our risk adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2011	2010	2009
Domestic	470	950	530
International(1)	10,000	6,870	3,020

(1)	The majority of sites acquired or constructed in 2011 were in Brazil, Colombia, Ghana, India, Mexico and South Africa; in 2010 were in Chile, Colombia, India and Peru; and in 2009 were in Brazil and India.

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

Rental and Management Operations Expenses. Our rental and management operations expenses include our direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and power and fuel costs, some of which may be passed through to our customers. These segment level expenses exclude all segment and corporate level selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense. In general, our rental and management segment level selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. In geographic areas where we have recently launched operations or are focused on materially expanding our site footprint, we may incur additional segment level selling, general, administrative and development expenses as we increase our presence in these areas. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

REIT Conversion. Effective January 1, 2012, we reorganized our operations to qualify as a REIT for federal income tax purposes. The REIT tax rules require that we derive most of our income, other than income generated by a TRS, from investments in real estate, which for us will primarily consist of income from the leasing of our communications sites.

A REIT is not permitted to retain earnings and profits accumulated either during the years it was taxed as a C corporation or by its TRSs that have been converted to qualified REIT subsidiaries, and must make one or more distributions to stockholders that equal or exceed that accumulated amount. In December 2011, we paid the Pre-REIT Distribution to our stockholders of approximately $137.8 million. We intend to commence paying regular distributions in 2012. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, many of which are beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

For more information on the requirements to qualify as a REIT, see Item 1 of this Annual Report under the caption “Business—Overview,” and Item 1A of this Annual Report under the caption “Risk Factors—Failure to make required distributions would subject us to additional federal corporate income tax, which may limit our ability to fund these distributions using cash generated through our TRSs” and “—Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and will have potential deferred and contingent tax liabilities.”

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”). We define Adjusted EBITDA as net income before: income (loss) on discontinued operations, net; income (loss) from equity method investments; income tax provision (benefit); other income (expense); loss on retirement of long-term obligations; interest expense; interest income; other operating expenses; depreciation, amortization and accretion; and stock-based compensation expense.

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

Results of Operations

Years Ended December 31, 2011 and 2010

(In thousands)

Revenue

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$1,744,260	$1,565,474	$178,786	11%
International	641,925	370,899	271,026	73

Total rental and management	2,386,185	1,936,373	449,812	23
Network development services	57,347	48,962	8,385	17

Total revenues	$2,443,532	$1,985,335	$458,197	23%

Total revenues for the year ended December 31, 2011 increased 23% to $2,443.5 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 18,290 new communications sites, and property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites, acquired since January 1, 2010.

Domestic rental and management segment revenue for the year ended December 31, 2011 increased 11% to $1,744.3 million. This growth was comprised of:

•

Approximately 9% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, and a positive impact from straight-line lease accounting due to extending thousands of leases with one of our major tenants, partially offset by tenant lease cancellations; and

•

Revenue growth of approximately 2%, which was a result of the construction or acquisition of approximately 1,420 new domestic communications sites and the acquisition of property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites since January 1, 2010.

International rental and management segment revenue for the year ended December 31, 2011 increased 73% to $641.9 million. This growth was comprised of:

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

•	Revenue growth from new sites of approximately 64%, which was a result of the construction or acquisition of approximately 16,870 new international sites since January 1, 2010.

Network development services segment revenue for the year ended December 31, 2011 increased 17% to $57.3 million. The increase was primarily attributable to a number of favorable one-time items.

Gross Margin

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$1,390,802	$1,240,114	$150,688	12%
International	420,430	262,842	157,588	60

Total rental and management	1,811,232	1,502,956	308,276	21
Network development services	27,887	22,005	5,882	27

Domestic rental and management segment gross margin for the year ended December 31, 2011 increased 12% to $1,390.8 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 9% increase in direct operating costs, of which 6% was attributable to expense increases on our legacy domestic sites and 3% was attributable to the incremental direct operating costs associated with the addition of approximately 1,420 new domestic sites since January 1, 2010.

International rental and management segment gross margin for the year ended December 31, 2011 increased 60% to $420.4 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 93% increase in direct operating costs, including pass-through expenses, of which 9% was attributable to expense increases on our legacy international sites and changes in foreign currency exchange rates, and 84% was attributable to the incremental direct operating costs associated with the addition of approximately 16,870 new international sites since January 1, 2010.

Network development services segment gross margin for the year ended December 31, 2011 increased 27% to $27.9 million. The increase was primarily attributable to the increase in nonrecurring revenue described above.

Selling, General, Administrative and Development Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$77,041	$62,295	$14,746	24%
International	82,106	45,877	36,229	79

Total rental and management	159,147	108,172	50,975	47
Network development services	7,864	6,312	1,552	25
Other	121,813	115,285	6,528	6

Total selling, general, administrative and development expense	$288,824	$229,769	$59,055	26%

Total selling, general, administrative and development expense (“SG&A”) for the year ended December 31, 2011 increased 26% to $288.8 million. The increase was primarily attributable to an increase in both of our rental and management segments.

Domestic rental and management segment SG&A for the year ended December 31, 2011 increased 24% to $77.0 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, and other functions supporting the expansion of our business.

International rental and management segment SG&A for the year ended December 31, 2011 increased 79% to $82.1 million. The increase was primarily attributable to our increased international expansion initiatives in our foreign operations.

Network development services segment SG&A for the year ended December 31, 2011 increased 25% to $7.9 million. The increase was primarily attributable to costs incurred to support our new tower development and our site acquisition, zoning and permitting services.

Other SG&A for the year ended December 31, 2011 increased 6% to $121.8 million. The increase was primarily due to a $14.0 million increase in corporate expenses, which was partially offset by a $7.4 million decrease in SG&A related stock-based compensation expense. The increase in corporate expenses was primarily attributable to incremental employee and increased information technology costs associated with supporting a growing global organization. The decrease in stock-based compensation expense was primarily attributable to the capitalization of approximately $3.1 million, which is now included in property and equipment as part of our cost to construct tower assets, and the recognition of approximately $2.3 million in costs of operations during the year ended December 31, 2011.

Operating Profit

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Rental and management
Domestic	$1,313,761	$1,177,819	$135,942	12%
International	338,324	216,965	121,359	56

Total rental and management	1,652,085	1,394,784	257,301	18
Network development services	20,023	15,693	4,330	28

Domestic rental and management segment operating profit for the year ended December 31, 2011 increased 12% to $1,313.8 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (12%) as described above, and was partially offset by increases in our domestic rental and management segment SG&A (24%), as described above.

International rental and management segment operating profit for the year ended December 31, 2011 increased 56% to $338.3 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (60%) as described above, and was partially offset by increases in our international rental and management segment SG&A (79%), as described above.

Network development services segment operating profit for the year ended December 31, 2011 increased 28% to $20.0 million. The growth was primarily attributable to the increase in gross margin as described above.

Depreciation, Amortization and Accretion

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Depreciation, amortization and accretion	$555,517	$460,726	$94,791	21%

Depreciation, amortization and accretion for the year ended December 31, 2011 increased 21% to $555.5 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 18,290 sites since January 1, 2010, which resulted in an increase in property and equipment.

Other Operating Expenses

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other operating expenses	$58,103	$35,876	$22,227	62%

Other operating expenses for the year ended December 31, 2011 increased 62% to $58.1 million. The increase was primarily attributable to an increase of approximately $21.5 million in acquisition related costs, including contingent consideration, and consulting and legal costs associated with our REIT Conversion that are non-recurring in nature.

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Interest expense	$311,854	$246,018	$65,836	27%

Interest expense for the year ended December 31, 2011 increased 27% to $311.9 million. The increase was primarily attributable to an increase in average debt outstanding of approximately $1.4 billion, primarily attributable to our recent acquisitions, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.52% to 5.32%.

Other (Expense) Income

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Other (expense) income	$(122,975)	$315	$(123,290)	N/A

During the year ended December 31, 2011, we recorded unrealized foreign currency losses resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $131.1 million and other miscellaneous income of $8.1 million. During the year ended December 31, 2010, we recorded unrealized foreign currency gains of approximately $4.8 million and other miscellaneous expense of $4.5 million.

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Income tax provision	$125,080	$182,489	$(57,409)	(31)%
Effective tax rate	24.7%	32.8%

The income tax provision for the year ended December 31, 2011 decreased 31% to $125.1 million. The effective tax rate (“ETR”) for the year ended December 31, 2011 decreased to 24.7% from 32.8%. The decrease in ETR during the year ended December 31, 2011 is primarily attributable to the impact of our reversal of deferred tax assets and liabilities for assets and liabilities no longer subject to income taxes at the REIT level of $121 million, which was partially offset by an increase in the income tax provision from continuing operations.

The ETRs on income from continuing operations for the years ended December 31, 2011 and 2010 differ from the federal statutory rate primarily attributable to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2010
Net income	$381,840	$373,606	$8,234	2%
Income from discontinued operations, net	—	(30)	(30)	(100)

Income from continuing operations	381,840	373,576	8,264	2
Income on equity method investments	(25)	(40)	(15)	(38)
Income tax provision	125,080	182,489	(57,409)	(31)
Other expense (income)	122,975	(315)	(123,290)	N/A
Loss on retirement of long-term obligations	—	1,886	(1,886)	(100)
Interest expense	311,854	246,018	65,836	27
Interest income	(7,378)	(5,024)	2,354	47
Other operating expenses	58,103	35,876	22,227	62
Depreciation, amortization and accretion	555,517	460,726	94,791	21
Stock-based compensation expense	47,437	52,555	(5,118)	(10)

Adjusted EBITDA	$1,595,403	$1,347,747	$247,656	18%

Net income for the year ended December 31, 2011 increased 2% to $381.8 million. The increase was primarily attributable to increases in our rental and management and network development services segment operating profit, as described above, partially offset by an increase in other expense (income), depreciation, amortization and accretion and interest expense.

Adjusted EBITDA for the year ended December 31, 2011 increased 18% to $1,595.4 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin and network development services segment gross margin, and was partially offset by an increase in selling, general, administrative and development expenses, excluding stock-based compensation expense.

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

Network development services segments revenue for the year ended December 31, 2010 decreased 12% to $49.0 million. The decrease was primarily attributable to revenues generated during the year ended December 31, 2009 for a material acquisition, zoning and permitting project with a major tenant, which did not recur in 2010.

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

Total SG&A for the year ended December 31, 2010, increased 14% to $229.8 million. The increase was primarily attributable to an increase in both of our rental and management segments and corporate overhead to support the continued growth of our operations. These increases were partially offset by lower stock-based compensation expense.

Domestic rental and management SG&A for the year ended December 31, 2010 increased 12% to $62.3 million. The increase was primarily attributable to initiatives designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, as well as costs associated with establishing a dedicated team to more actively pursue new product lines, such as shared generators and outdoor DAS networks.

International rental and management SG&A for the year ended December 31, 2010, increased 50% to $45.9 million. The increase was primarily attributable to our increased international expansion, including acquisitions of several tower businesses in India, as well as costs associated with our recent expansion initiatives in Chile, Colombia and Peru.

Network development SG&A for the year ended December 31, 2010 increased 9% to $6.3 million. The increase was primarily attributable to costs incurred to support our new tower development and our site acquisition, zoning and permitting services.

Other SG&A for the year ended December 31, 2010, increased 5% to $115.3 million. The increase was primarily due to a $13.7 million increase in corporate expenses, which were partially offset by an $8.1 million decrease in stock-based compensation expense. The increase in corporate expenses was primarily attributable to incremental employee and increased information technology costs associated with supporting a growing global organization. The decrease in stock-based compensation expense was primarily attributable to the one-time expense recognized upon the modification of certain equity awards in 2009, which did not recur in 2010.

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

The income tax provision for the year ended December 31, 2010 remained relatively flat at $182.5 million. The ETR for the year ended December 31, 2010 decreased to 32.8% from 43.3%. The decrease in the ETR was primarily due to reduced foreign withholding taxes, the recognition of previously reserved NOLs and a reduction in the foreign currency impact on certain tax items.

The ETRs on income from continuing operations for the years ended December 31, 2010 and 2009 differ from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2009
Net income	$373,606	$247,127	$126,479	51%
Income from discontinued operations, net	(30)	(8,179)	(8,149)	(100)

Income from continuing operations	373,576	238,948	134,628	56
Income on equity method investments	(40)	(26)	14	54
Income tax provision	182,489	182,565	(76)	—
Other income	(315)	(1,294)	(979)	(76)
Loss on retirement of long-term obligations	1,886	18,194	(16,308)	(90)
Interest expense	246,018	249,803	(3,785)	(2)
Interest income	(5,024)	(1,722)	3,302	192
Other operating expenses	35,876	19,168	16,708	87
Depreciation, amortization and accretion	460,726	414,619	46,107	11
Stock-based compensation expense	52,555	60,670	(8,115)	(13)

Adjusted EBITDA	$1,347,747	$1,180,925	$166,822	14%

Net income for the year ended December 31, 2010 increased 51% to $373.6 million. The increase was primarily attributable to an increase in our rental and management segments operating profit and network development services segment operating profit, as described above, an increase in interest income, partially offset by an increase in depreciation, amortization and accretion.

Adjusted EBITDA for the year ended December 31, 2010 increased 14% to $1,347.7 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin and network development services segment gross margin and was partially offset by an increase in selling, general, administrative and development expenses, excluding stock-based compensation expense.

Liquidity and Capital Resources

Overview

As a holding company, our cash flows are derived primarily from the operations of and distributions from our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of December 31, 2011, we had approximately $1,577.2 million of total liquidity, comprised of $330.2 million in cash and cash equivalents and the ability to borrow an aggregate of approximately $1,247.0 million under our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and our $1.0 billion unsecured revolving credit facility (the “2011 Credit Facility”) net of any outstanding letters of credit. In January 2012, we refinanced the Revolving Credit Facility and our term loan, as described in more detail below under caption “—Cash Flows from Financing Activities.” Summary cash flow information for the years ended December 31, 2011, 2010 and 2009 is set forth below.

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used for):
Operating activities	$1,165,942	$1,020,977	$842,126
Investing activities	(2,790,812)	(1,300,902)	(543,066)
Financing activities	1,086,095	910,330	(194,942)
Net effect of changes in exchange rates on cash and cash equivalents	(14,997)	6,265	98

Net increase in cash and cash equivalents	$(553,772)	$636,670	$104,216

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction and DAS network installations, and tower and land acquisitions and also expect to make distributions of our REIT taxable income in order to maintain our REIT qualification under the Code. During the years ended December 31, 2011 and 2010, we also used our cash flows to fund acquisitions and fund our stock repurchase programs. In addition, during the year ended December 31, 2011, we used our cash flows to pay the Pre-REIT Distribution. Our significant financing transactions in 2011 included the following:

•	We increased our borrowing capacity by entering into the 2011 Credit Facility, which allows us to borrow up to $1.0 billion.

•	We completed a registered offering of $500.0 million aggregate principal amount of our 5.90% senior notes due 2021 (“5.90% Notes”).

•	We repurchased approximately 8.1 million shares of our common stock for an aggregate purchase price of $423.9 million, including commissions and fees, pursuant to our stock repurchase programs.

As of December 31, 2011, we had total outstanding indebtedness of approximately $7.2 billion. We generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations in 2011. We believe cash generated by our operations for the year ending December 31, 2012 also will be sufficient to fund our capital expenditures, our cash debt service (interest and principal repayments) obligations and REIT distribution requirements for 2012. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by operations, we have sufficient borrowing capacity under our credit facilities.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. We intend to commence paying regular distributions in 2012. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of this Annual Report under the caption “Dividends” for a discussion of those factors considered.

For more information regarding our financing transactions in 2011, see “—Cash Flows from Financing Activities” below.

Cash Flows from Operating Activities

For the year ended December 31, 2011, cash provided by operating activities was $1,165.9 million, an increase of $145.0 million as compared to the year ended December 31, 2010. This increase was primarily comprised of an increase in the operating profit of our rental and management segments and our network development services segment, partially offset by an increase in cash paid for interest and income taxes.

For the year ended December 31, 2010, cash provided by operating activities was $1,021.0 million, an increase of approximately $178.9 million as compared to the year ended December 31, 2009. This increase was primarily comprised of an increase of $180.5 million in the operating profit of our rental and management segments and our network development services segment, partially offset by an increase in the amount spent to meet working capital needs.

Cash Flows from Investing Activities

For the year ended December 31, 2011, cash used for investing activities was $2,790.8 million, an increase of approximately $1,489.9 million, as compared to the year ended December 31, 2010. This increase was primarily comprised of increased spending for acquisitions during the year ended December 31, 2011.

During the year ended December 31, 2011, payments for purchases of property and equipment and construction activities totaled $523.0 million, including $296.9 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 1,850 communications sites, $91.3 million spent to acquire land under our towers that was subject to ground agreements (including leases), $79.5 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and $55.3 million for the redevelopment of existing sites to accommodate new tenant equipment. In addition, during the year ended December 31, 2011, we spent $2,320.7 million to acquire approximately 8,620 communications sites in the United States, Brazil, Chile, Colombia, Ghana, Mexico and South Africa and approximately 2,150 property interests under communications sites in the United States.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2012 total capital expenditures will be between approximately $500 million and $600 million, including between $85 million and $95 million for capital improvements and corporate capital expenditures, between $65 and $75 million for the redevelopment of existing communications sites, between $90 million and $100 million for ground lease purchases and between $260 million and $330 million for other discretionary capital projects including the construction of approximately 1,800 to 2,200 new communications sites.

For the year ended December 31, 2010, cash used for investing activities was $1,300.9 million, an increase of approximately $757.8 million, as compared to the year ended December 31, 2009. This increase was primarily comprised of increased spending for acquisitions, property and equipment and construction activities during the year ended December 31, 2010.

During the year ended December 31, 2010, payments for purchases of property and equipment and construction activities totaled $346.7 million, including $43.0 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements, $194.4 million spent in connection with the construction of over 1,000 towers, the installation of approximately 30 in-building DAS networks and the installation of shared back-up power generators, $83.5 million spent to acquire land under our towers that was subject to ground agreements (including leases) and $25.8 million for the redevelopment of existing sites to accommodate new tenant equipment. In addition, during the year ended December 31, 2010, we spent $420.7 million, net of $106.6 million cash acquired, to acquire Essar Telecom Infrastructure Private Limited and $585.5 million to acquire approximately 2,100 additional towers.

Cash Flows from Financing Activities

For the year ended December 31, 2011, cash provided by financing activities was $1,086.1 million, as compared to cash provided by financing activities of approximately $910.3 million for the year ended December 31, 2010. The $1,086.1 million of cash provided by financing activities during the year ended December 31, 2011 partially relates to borrowings under our Revolving Credit Facility of $925.0 million, proceeds from the issuance of our 5.90% Notes of $500.0 million ($495.2 million net of discount, commissions and expenses), proceeds from other long-term borrowings of $212.8 million, proceeds from short-term borrowings of $128.1 million, proceeds from stock options, warrants and stock purchase plans of $85.6 million and borrowings under our other credit facilities of $80.0 million, partially offset by payments for the repurchase of our common stock of $437.4 million, which consisted of $426.1 million of stock repurchases under our stock repurchase programs ($423.9 million, including commissions and fees, and a decrease in accrued treasury stock of $2.2 million) and $11.2 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units, repayment of notes payable, amounts outstanding under our credit facilities and capital leases of $395.4 million and distributions to stockholders of $137.8 million in connection with the Pre-REIT Distribution.

For the year ended December 31, 2010, cash provided by financing activities was $910.3 million, as compared to cash used for financing activities of approximately $194.9 million for the year ended December 31, 2009. The cash provided by financing activities during the year ended December 31, 2010 is primarily related to $1.0 billion ($991.9 million, net of discount, commissions and expenses) of proceeds from the issuance of the 4.50% senior notes due 2018, $700.0 million ($693.6 million, net of discount, commissions and expenses) of proceeds from the issuance of the 5.05% senior notes due 2020, the proceeds from stock options and SpectraSite, Inc. warrants of $138.5 million and borrowings under our credit facilities of $500.6 million, partially offset by payments for the repurchase of our common stock of $430.6 million, which consisted of $423.0 million ($420.8 million, including commissions and expenses, net of a decrease in accrued treasury stock of $2.2 million) of stock repurchases under our 2008 Buyback and $7.6 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units, and the repayment of notes payable, amounts outstanding under our credit facilities and capital leases of $983.7 million.

Revolving Credit Facility. As of December 31, 2011, we had approximately $1.0 billion outstanding and the ability to borrow approximately $247.0 million under the Revolving Credit Facility. On January 31, 2012, we repaid and terminated the Revolving Credit Facility, without penalty or premium, with proceeds from the 2011 Credit Facility and a new unsecured revolving credit facility entered into on January 31, 2012 (the “2012 Credit Facility”).

Term Loan. On March 24, 2008, we entered into the $325.0 million Term Loan pursuant to the Revolving Credit Facility. As of December 31, 2011, the Term Loan was fully drawn. On January 31, 2012, we repaid the Term Loan with proceeds from the 2011 Credit Facility and 2012 Credit Facility.

2011 Credit Facility. On April 8, 2011, we entered into the 2011 Credit Facility, with initial commitments of $860.0 million, and on June 16, 2011, we received additional commitments of $140.0 million. As a result, as of December 31, 2011, the 2011 Credit Facility allows us to borrow up to $1.0 billion. We will continue to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course.

The 2011 Credit Facility has a term of five years and matures on April 8, 2016. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the 2011 Credit Facility. The interest rate ranges between 1.350% to 2.600% above the LIBOR rate for LIBOR based borrowings or between 0.350% to 1.600% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2011 Credit Facility is required, ranging from 0.250% to 0.550% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the 2011 Credit Facility is 0.350%. The 2011 Credit Facility may be paid prior to maturity in whole or in part at our option without penalty or premium. The 2011 Credit Facility allows us to use borrowings for our and our subsidiaries’ working capital needs and other general corporate purposes (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities and make other distributions to stockholders, in each case without additional lender approval).

As of December 31, 2011, we had not drawn on the 2011 Credit Facility. On January 31, 2012, we borrowed $625.0 million under the 2011 Credit Facility, which was used to partially repay the Revolving Credit Facility and Term Loan.

2012 Credit Facility. On January 31, 2012, we entered into the 2012 Credit Facility that allows us to borrow up to $1.0 billion. At closing, we borrowed $700.0 million under the 2012 Credit Facility to partially repay the amounts outstanding under the Revolving Credit Facility and Term Loan. We will maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. We have the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above the LIBOR rate for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur on borrowings is 1.625% and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%. The 2012 Credit Facility may be paid prior to maturity in whole or in part at our option without penalty or premium. The 2012 Credit Facility allows us to use borrowings for our and our subsidiaries’ working capital needs and other general corporate purposes (including, without limitation, to refinance or repurchase other indebtedness and, provided certain conditions are met, to repurchase our equity securities and make other distributions to stockholders, in each case without additional lender approval).

Senior Notes Offering. On October 6, 2011, we completed a registered public offering of $500.0 million aggregate principal amount of our 5.90% Notes. The net proceeds from the offering were approximately $495.2 million, after deducting commissions and expenses. We used the net proceeds to finance acquisitions and repay a portion of the outstanding indebtedness incurred under the Revolving Credit Facility.

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

If we undergo a change of control (as defined in the indenture governing the 5.90% Notes) and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of our current investment grade credit ratings cease to be investment grade), we will be required to offer to repurchase all of the 5.90% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 5.90% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indenture.

Colombian Short-Term Credit Facility. In connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”), we entered into a 72.8 billion Colombian Peso-denominated short-term credit facility on September 3, 2010. On November 24, 2010, we increased the credit facility to 139.1 billion Colombian Pesos. On July 25, 2011, we refinanced this credit facility with a new 141.1 billion Colombian Peso-denominated short-term credit facility. As of December 31, 2011, the facility accrued interest at 7.15%. As of December 31, 2011, 141.1 billion Colombian Pesos (approximately $72.8 million) were outstanding under this credit facility. In January 2012, the maturity date of this facility was extended to April 25, 2012.

Colombian Bridge Loan. In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”), our subsidiary entered into a 51.9 billion Colombian Peso-denominated bridge loan (the “Colombian Bridge Loan”) in December 2011. As of December 31, 2011, the facility accrued interest at 7.15% and matures on March 22, 2012. As of December 31, 2011, 51.9 billion Colombian Pesos (approximately $26.8 million) were outstanding under this loan.

South African Facility. In connection with the acquisition of communications sites from Cell C (Pty) Limited (“Cell C”), our local South African subsidiary borrowed 695.4 million South African Rand under a bridge loan (the “Bridge Loan”) in March 2011. In November 2011, the Bridge Loan was refinanced with the proceeds from a South African Rand-denominated credit facility (the “South African Facility”) that allows our local South African subsidiary (“SA Borrower”) to borrow up to 1.2 billion South African Rand.

The South African Facility generally matures on March 31, 2020, subject to earlier maturity resulting from repayment increases tied either to SA Borrower’s excess cash flows or permitted distributions to SA Borrower’s parent. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The South African Facility generally may not be prepaid in whole or in part during the first twenty-four months from financial close absent prepayment consideration, but may thereafter be prepaid absent such consideration.

Under the terms of the South African Facility, interest is payable quarterly at a rate generally equal to 3.75% per annum, plus the three month Johannesburg Interbank Agreed Rate. A quarterly commitment fee of 0.75% per annum applies to additional availability under the South African Facility. As of December 31, 2011, the interest rate of the South African Facility was 9.345%. Borrowings may only be used to repay the Bridge Loan or fund the purchase price for additional communications sites from Cell C.

The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The loan agreement requires that SA Borrower manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the South African Facility. Accordingly, SA Borrower entered into interest rate swap agreements with an aggregate notional amount of 350.0 million South African Rand with certain of the lenders under the South African Facility on January 16, 2012.

As of December 31, 2011, 687.0 million South African Rand (approximately $84.9 million) was outstanding under the South African Facility.

Ghana Loan. In connection with the establishment of our joint venture with MTN Group and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with our wholly owned subsidiary (“ATC Subsidiary”) and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (“MTN Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Group’s operating subsidiary in Ghana. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Subsidiary is eliminated in consolidation, and the portion of the loans made by the MTN Subsidiary is reported as outstanding debt of American Tower. As of December 31, 2011, an aggregate of $127.5 million was payable to the MTN Subsidiary.

Unison Notes. In connection with the Unison Acquisition on October 14, 2011, we assumed $196.0 million of existing indebtedness under three separate classes of Secured Cellular Site Revenue Notes (the “Unison Notes”) issued by Unison Ground Lease Funding, LLC (the “Unison Issuer”) in a securitization transaction (the “Unison Securitization”). The three classes of Unison Notes bear interest at rates of 5.349%, 6.392% and 9.522% respectively, with anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040. The Unison Issuer may prepay the Unison Notes in whole or in part at any time following May 6, 2012, provided such payment is accompanied by applicable prepayment consideration. If the prepayment occurs within six months of the anticipated repayment date, no prepayment consideration is due.

The Unison Notes are secured by, among other things, liens on approximately 1,470 real property interests owned by two special purpose subsidiaries of the Unison Issuer and other related assets.

Under the terms of the indenture for the Unison Notes (the “Unison Indenture”), the Unison Notes will be paid from the cash flows generated by the property interests subject to the Unison Securitization. The Unison Issuer is required to make monthly payments of interest to holders of the Unison Notes. On a monthly basis, cash flows in excess of amounts needed to make debt service payments and other payments required under the Unison Indenture are to be distributed to the Unison Issuer, which may then be distributed to, and used by, us. Excess cash flows distributed to the Unison Issuer and potentially to us are not expected to be material.

As of December 31, 2011, we had $196.0 million aggregate principal amount outstanding under the Unison Notes, which at the time of acquisition had a $13.3 million premium recorded as a result of fair value adjustments recognized upon the Unison Acquisition.

Stock Repurchase Programs. In February 2008, our Board of Directors approved the 2008 Buyback, pursuant to which we were authorized to purchase $1.5 billion of common stock. In July 2011, we ceased making repurchases under the 2008 Buyback and we do not expect to make any additional repurchases under the 2008 Buyback in the future. In March 2011, our Board of Directors approved the 2011 Buyback, pursuant to which we are authorized to purchase up to an additional $1.5 billion of common stock.

During the year ended December 31, 2011, we repurchased 8.1 million shares of our common stock for an aggregate of $423.9 million, including commissions and fees, pursuant to the stock repurchase programs. As of December 31, 2011, we had repurchased 34.5 million shares of common stock for an aggregate of $1,411.6 million, including commissions and fees, pursuant to the 2008 Buyback, and 3.4 million shares of common stock for an aggregate of $181.2 million, including commissions and fees, pursuant to the 2011 Buyback.

Between January 1, 2012 and February 6, 2012, we repurchased an additional 37,900 shares of our common stock for an aggregate of $2.3 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of February 6, 2012, we had repurchased a total of approximately 3.5 million shares of our common stock under the 2011 Buyback for an aggregate of $183.5 million, including commissions and fees.

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

We expect to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors. In the near term, we expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under each program are subject to us having available cash to fund repurchases.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2011, we received an aggregate of $85.6 million in proceeds from sales of shares pursuant to our employee stock purchase plan and upon exercises of stock options.

Dividends. We declared and paid the Pre-REIT Distribution of approximately $137.8 million to our stockholders in December 2011. No dividends were declared in the years ended December 31, 2010 and 2009.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our securitization transaction, borrowings under our credit facilities, our outstanding notes and our operating leases related to the ground under our towers. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2011 (in thousands):

Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Commercial Mortgage Pass-Through
Certificates, Series 2007-1	$—	$—	$1,750,000	$—	$—	$—	$1,750,000
Revolving Credit Facility(1)	—	—	—	—	300,000	700,000	1,000,000
Term Loan(1)	—	—	—	—	325,000	—	325,000
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes(2)	—	—	—	—	—	196,000	196,000
Colombian Bridge Loan(3)	26,780	—	—	—	—	—	26,780
Colombian Short-Term Credit Facility(4)	72,811	—	—	—	—	—	72,811
South African Facility(5)	—	—	—	—	—	84,920	84,920
Ghana Loan(6)	—	—	—	—	127,466	—	127,466
4.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
5.05% senior notes	—	—	—	—	—	700,000	700,000
4.625% senior notes	—	—	—	600,000	—	—	600,000
5.90% senior notes	—	—	—	—	—	500,000	500,000
7.00% senior notes	—	—	—	—	—	500,000	500,000
7.25% senior notes	—	—	—	—	—	300,000	300,000

Long-term obligations, excluding capital leases and other notes payable	99,591	—	1,750,000	600,000	752,466	3,980,920	7,182,977
Cash interest expense	332,000	323,000	249,000	204,000	191,000	458,000	1,757,000
Capital lease payments (including interest) and other notes payable	5,429	5,120	4,418	3,294	3,417	167,457	189,135

Total debt service obligations	437,020	328,120	2,003,418	807,294	946,883	4,606,377	9,129,112

Operating lease payments(7)	303,281	293,023	288,867	282,793	270,452	2,609,470	4,047,886
Other long-term liabilities(8)(9)	495	18,990	8,816	1,816	1,104	1,158,049	1,189,270

Total	$740,796	$640,133	$2,301,101	$1,091,903	$1,218,439	$8,373,896	$14,366,268

(1)

On January 31, 2011, we repaid and terminated the Revolving Credit Facility and repaid the Term Loan with $625.0 million of proceeds from the 2011 Credit Facility, which matures on April 8, 2016, and $700.0 million of proceeds from the 2012 Credit Facility, which matures on January 31, 2017. We had the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base interest rate for borrowings under the Revolving Credit Facility and Term Loan. For the Revolving Credit Facility, the interest rate ranged between 0.40% and 1.25% above the applicable LIBOR for LIBOR based borrowings or between 0.00% and 0.25% above the defined base rate for base rate borrowings, in each case based on our debt ratings. For the Term Loan, the interest rate ranged between 0.50% and 1.50% above LIBOR for LIBOR based borrowings or between 0.00% and 0.50% above the defined base rate for base rate borrowings, in each case based on our debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility was required, ranging from 0.08% to 0.25% per annum, based on our debt ratings.

(2)	Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes were assumed by us as a result of the Unison Acquisition.

(3)	The Colombian Bridge Loan is denominated in Colombian Pesos and was entered into in connection with the purchase of towers from Colombia Movil.

(4)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for towers from Coltel.

(5)	The South African Facility is denominated in South African Rand.

(6)	The Ghana Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture and subsequent acquisitions of towers in Ghana.

(7)	Operating lease payments include payments to be made under non-cancellable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(8)	Primarily represents our asset retirement obligations and excludes certain other long-term liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(9)	Other long-term liabilities exclude $36.6 million of liabilities for unrecognized tax positions and $31.5 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Interest Rate Swap Agreements. As of December 31, 2011, we have no outstanding interest rate swap agreements as all interest swaps matured during the year. As of December 31, 2010, we held 12 interest rate swap agreements, all of which had been designated as cash flow hedges, and which had an aggregate notional amount of $525.0 million, interest rates ranging from 2.86% to 3.74% and expiration dates through March 2011. On January 16, 2012, we entered into interest rate swap agreements to mitigate the variability in the forecasted interest payments on 50% of the amount outstanding under the South African Facility.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management operations as of the end of 2011 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Revolving Credit Facility, Term Loan and 2011 Credit Facility. The loan agreements for the Revolving Credit Facility, Term Loan, and 2011 Credit Facility contain certain financial ratios and operating covenants and other restrictions applicable to us and all of our subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of December 31, 2011, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended December 31, 2011, under the Revolving Credit Facility, we could have incurred approximately $1.98 billion of additional indebtedness and under the 2011 Credit Facility, we could have incurred approximately $2.22 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, under the Revolving Credit Facility, our revenues could have decreased by approximately $330 million and under the 2011 Credit Facility, our revenues could have decreased by approximately $370 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended December 31, 2011, under the Revolving Credit Facility, we could have incurred approximately $2.57 billion of additional Senior Secured Debt and under the 2011 Credit Facility, we could have incurred approximately $2.73 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels under the Revolving Credit Facility, our revenues could have decreased by approximately $857 million and under the 2011 Credit Facility, our revenues could have decreased by approximately $911 million and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended December 31, 2011, our interest expense, which was $294 million for that period under the Revolving Credit Facility, could have increased by approximately $314 million and we would still remain in compliance with this ratio. Our interest expense, which was $299 million for the 12 months ended December 31, 2011 under the 2011 Credit Facility could have increased by approximately $330 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, under the Revolving Credit Facility, our revenues could have decreased by approximately $785 million and under the 2011 Credit Facility, our revenues could have decreased by approximately $825 million and we would still remain in compliance with this ratio.

On January 31, 2012, we entered into the 2012 Credit Facility. The loan agreement for the 2012 Credit Facility contains financial ratios and operating covenants that are substantially similar to those in the 2011 Credit Facility, including the three financial tests described above. Also, on January 31, 2012, we repaid the Revolving Credit Facility and Term Loan with $625.0 million of proceeds from the 2011 Credit Facility and $700.0 million of proceeds from the 2012 Credit Facility. Upon repayment, we terminated the Revolving Credit Facility.

The loan agreements for the 2011 Credit Facility and 2012 Credit Facility also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for the 2011 Credit Facility and 2012 Credit Facility would not only prevent us from being able to borrow additional funds under the facilities, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreement for the 2011 Credit Facility and 2012 Credit Facility and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to our Securitization Transaction. The loan agreement related to the securitization transaction (the “Securitization”) involved assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of December 31, 2011, 5,285 broadcast and communications towers are owned by the two special purpose subsidiaries.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the year ended December 31, 2011, the Borrowers distributed excess cash to us of approximately $497.1 million.

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

Additionally, while we do not anticipate commencing principal payments with respect to any component of the Securitization loan until April 2014, excess cash flow would be applied to principal during an “Amortization Period” under the Securitization loan until April 2014. An “Amortization Period” would commence under the Securitization loan if the DSCR as of the end of any calendar quarter fell below:

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

Consequently, a failure to comply with the covenants in the Securitization loan agreement could prevent the Borrowers from taking certain actions with respect to the towers. Additionally, a failure to meet the noted DSCR tests could prevent the Borrowers from distributing excess cash flow to us, which could affect our ability to fund our discretionary expenditures, including tower construction and acquisitions, pay REIT distribution requirements and fund our stock repurchase program. In addition, if the Borrowers were to default on the loan related to the Securitization, the trustee could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose the towers and the revenue associated with the towers.

As of December 31, 2011, the Borrowers’ DSCR was 3.60x. Based on the Borrowers’ net cash flow for the calendar quarter ended December 31, 2011 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Securitization loan, the Borrowers could endure a reduction of approximately $227.3 million in net cash flow before triggering a Cash Trap DSCR, and approximately $242.1 million in net cash flow before triggering an Amortization Period.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and fund our stock repurchase program, we may need to raise additional capital through financing activities. If we determined that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth expansion initiatives, refinance our existing indebtedness, satisfy our REIT distribution requirements or fund our stock repurchase program.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2011. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

•

Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets, including intangibles, for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable. We review our tower portfolio and network location intangible assets for indications of impairment on an individual tower basis, which primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. A cash flow modeling approach is utilized to assess recoverability and incorporates, among other items, the tower location, the tower location demographics, the timing of additions of new tenants, lease rates and estimated length of tenancy. To the extent that cash flows generated under this approach are not sufficient to recover the carrying value of the towers, the towers and network location intangible assets are impaired.

We monitor our customer-related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. We assess recoverability by determining whether the net book value of the customer-related intangible assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of the customer-related intangible asset may not be recoverable, we measure any impairment based on the fair value of the asset as determined by the projected future discounted cash flows to be provided from the asset, as compared to the asset’s carrying value. We record any related impairment charge in the period in which we identify such impairment.

•

Impairment of Assets—Goodwill—Assets Not Subject to Amortization: We review goodwill and intangible assets with indefinite lives for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Goodwill is recorded in our domestic and international rental and management segments and network development services segment. We utilize the two step impairment test when testing goodwill for impairment. When conducting this test, we employ a discounted cash flow analysis, corroborated by a peer group and market valuation analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results, the current weighted average cost of capital and an expected tax rate. Under the first step of this test, we compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the year ended December 31, 2011, no potential impairment was identified under the first step of the test, as the fair value of each of our reporting units, was in excess of its carrying value and passed with a substantial margin; except for two reporting units, whose fair value exceeded the carrying value by approximately $10.6 million. For these two reporting units, we performed a sensitivity analysis on our significant assumptions and determined that none of the following negative changes in our assumptions individually, which we determined to be reasonable, would impact our conclusions:

•	A 1% reduction in projected net income, or a 15 basis point increase in the weighted average cost of capital, or a 4% reduction in terminal sales growth rate.

The goodwill recorded in these two reporting units approximated $88.9 million as of December 31, 2011, and is the result of recently completed acquisitions. Accordingly, the sensitivity of projections to changes in the various assumptions is due, in part, to the timing of the underlying acquisition(s), current levels of cash flows and amounts of cash flows generated in excess of the planned amounts. Due to the proximity of the acquisition date to the measurement date, the fair value of intangible assets and goodwill used to test for impairment is in line with the fair value used to initially measure the business.

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

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net decrease in the estimated obligation of $70.8 million during the year ended December 31, 2011 and an increase of $3.3 million, during the year ended December 31, 2010. The change in 2011 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Acquisitions: For those acquisitions that meet the criteria of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For those acquisitions that do not meet the criteria of a business combination, we allocate the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer-related and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future customer cash flows, including rate and terms of renewal and attrition. The determination of the final purchase price and allocation may extend over more than one period and result in adjustments to the preliminary estimate recognized.

•

Revenue Recognition: Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Total rental and management straight-line revenues for the years ended December 31, 2011, 2010 and 2009 approximated $144.0 million, $105.2 million and $36.3 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until the earnings process is complete.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, and approximately 53% of our revenues are derived from four tenants in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of our borrowers and tenants. In recognizing customer revenue we must assess the collectability of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts which were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and reserves for amounts invoiced whose collectability is not reasonably assured.

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

•

Stock-Based Compensation: We measure stock-based compensation cost at the accounting measurement date based on the fair value of the award and the fair value is recognized as an expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of the awards that will not fully vest and be forfeited. The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account a number of assumptions at the accounting measurement date including the stock price, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected distributions, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and could significantly impact the value of the option and hence the compensation expense. The fair value of restricted stock units is based on the fair value of our common stock on the grant date. We recognize stock-based compensation in either selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of our tower assets.

•

Income Taxes: We intend to elect to be taxed as a REIT under the Code effective January 1, 2012, and will generally not be subject to federal and state income taxes on our qualified REIT subsidiaries’ taxable income that we distribute to our stockholders provided we meet certain organization and operating requirements. However, even as a REIT, we will remain obligated to pay income taxes on earnings from all or a portion of our TRS assets. In addition, our international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for book purposes differs from the timing of recognition for tax purposes, deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate. At December 31, 2011, we have reversed deferred tax assets and liabilities related to our REIT activities. Because we began operating as a REIT effective January 1, 2012, we will generally not pay federal income tax at the REIT level (including our qualified REIT subsidiaries), but instead a dividends paid deduction will offset our taxable income. As a result, while we will still be permitted to use NOLs and tax credit carryforwards to offset our REIT taxable income, we do not expect to pay taxes on our REIT taxable income, and therefore do not expect to be able to realize such deferred tax assets and liabilities.

We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. As of December 31, 2011, we have provided a valuation allowance of approximately $5.8 million which primarily relates to foreign NOLs. We have not provided a valuation allowance for the remaining deferred tax assets, primarily our foreign and federal NOLs related to our TRS entities, as we believe that we will have sufficient taxable income to realize these federal NOLs during the applicable carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The recoverability of our net deferred tax asset has been assessed utilizing projections based on our current operations. Accordingly, the recoverability of our net deferred tax asset is not dependent on material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. The realization of our deferred tax assets will be dependent upon our ability to generate approximately $70 million in federal (for TRS entities) and state taxable income, respectively, from January 1, 2012 to December 31, 2031. If we are unable to generate sufficient taxable income in the future, we will be required to reassess our deferred tax assets and consider a valuation allowance.

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

We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. We believe that the amount of the change could range from zero to $3 million. As of December 31, 2011, we have classified approximately $36.6 million as other long-term liabilities in the consolidated balance sheet. We also classified approximately $31.5 million of accrued income tax-related interest and penalties as other long-term liabilities in the consolidated balance sheet as of December 31, 2011.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws, regulations and administrative practices in a multitude of jurisdictions across our operations.

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2011.

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by us on or after January 1, 2011 and did not have a material impact on our consolidated results of operations or financial position.

In June 2011, the FASB issued amendments to the requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods beginning after December 15, 2011. We early adopted the amended guidance requiring presentation of comprehensive income in two consecutive financial statements for the year ended December 31, 2011. The implementation of this guidance did not have a material impact on our consolidated results of operations or financial position.

Accounting Standards Updates

In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for the interim and annual periods beginning on or after December 15, 2011 (with early adoption permitted). Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The implementation of this guidance will have no impact on our consolidated results of operations or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of December 31, 2011 and 2010 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$101,816	$2,231	$1,751,555	$600,462	$127,960	$3,235,851	$5,819,875	$6,064,783
Average Interest Rate(a)	7.08%	5.00%	5.61%	4.63%	9.00%	5.66%
Variable Rate Debt(a)					$625,000	$784,920	$1,409,920	$1,396,670

As of December 31, 2010

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate Debt(b)	$74,896	$884	$618	$1,750,479	$600,489	$2,541,858	$4,969,224	$5,181,720
Average Interest Rate(b)	6.23%	3.83%	7.57%	5.61%	4.63%	5.54%
Variable Rate Debt(b)		$625,000					$625,000	$618,750

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of December 31, 2010 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2011		2012	2013	2014	2015	Thereafter	Total	Fair Value
Notional Amount	$525,000	(c)						$525,000	$(3,311)
Fixed Rate (d)	3.11%

(a)	As of December 31, 2011, variable rate debt consisted of our Revolving Credit Facility ($1.0 billion drawn) and Term Loan ($325.0 million) included above which originally matured on June 8, 2012, but we repaid on January 31, 2012 with $625.0 million in proceeds from the 2011 Credit Facility, which matures on April 8, 2016, and $700 million in proceeds from the 2012 Credit Facility, which matures on January 31, 2017. Variable rate debt also includes $84.9 million of indebtedness outstanding under our South African Facility which matures on March 31, 2020. As of December 31, 2011, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); Unison Notes ($196.0 million principal amount due at maturity, the balance as of December 31, 2011 was $209.3 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of December 31, 2011 was $295.8 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of December 31, 2011 was $599.5 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of December 31, 2011 was $699.3 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of December 31, 2011 was $999.3 million); the 5.90% Notes ($500 million principal amount due at maturity, the balance as of December 31, 2011 was $499.3 million); and other debt of $273.9 million (including the Colombian Bridge Loan, Colombian Short-Term Credit Facility and Ghana Loan). Interest on the Revolving Credit Facility and Term Loan was payable in accordance with the applicable LIBOR agreement or quarterly and accrued at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted-average interest rate in effect at December 31, 2011 for the Revolving Credit Facility and Term Loan was 0.95%. For the year ended December 31, 2011, the weighted average interest rate under the Revolving Credit Facility and Term Loan was 1.71%.

(b)

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

(c)	Includes notional amounts of $525.0 million that expired between January and March 2011.

(d)	Represents the weighted-average fixed rate or range of interest based on contractual notional amount as a percentage of total notional amounts in a given year.

As of December 31, 2011, we had no interest rate swap agreements outstanding.

Changes in interest rates can cause interest charges to fluctuate on our total variable rate debt. Variable rate debt as of December 31, 2011 was comprised of $1.0 billion under the Revolving Credit Facility and $325.0 million under the Term Loan. A 10% increase in current interest rates would have caused an additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the year ended December 31, 2011. Variable rate debt as of December 31, 2010, after giving effect to our interest rate swap agreements, was comprised of $50.0 million under the Revolving Credit Facility and $50.0 million under the Term Loan. A 10% increase in then-current interest rates would have caused an additional pre-tax charge to our net income and an immaterial increase to our cash outflows for the year ended December 31, 2010.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income. We may enter into foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations.

For the year ended December 31, 2011, approximately 26% of our revenues and approximately 34% of our operating expenses were denominated in foreign currencies, as compared to 19% and 24% respectively, during the same period in 2010.

We have performed sensitivity analyses assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2011 and 2010. As of December 31, 2011, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 4%. As of December 31, 2010, the analysis indicated that such an adverse movement would not have a material effect on our revenue, operating results or cash flows.

As of December 31, 2011, we had a substantial amount of additional intercompany debt and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates would result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances entered into in 2011 would have resulted in approximately $113.5 million of unrealized gains or losses that would be included in other (expense) income in our consolidated statement of operations for the year ended December 31, 2011.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2011, and our report dated February 28, 2012, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s change in the presentation of comprehensive income to reflect the requirements of Financial Accounting Standards Board Accounting Standards Update 2011-5, Comprehensive Income (Topic 220) as amended.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2012

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 28, 2012 are set forth below:

James D. Taiclet, Jr.	51	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	53	Executive Vice President, Chief Financial Officer and Treasurer
Edmund DiSanto	59	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	48	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	50	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr.	48	Senior Vice President, Finance and Corporate Controller
Amit Sharma	61	Executive Vice President and President, Asia

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

Thomas A. Bartlett is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer, and assumed the role of Treasurer in February 2012. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis, and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President in Investor Relations. During his 25 year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett earned his M.B.A. degree from Rutgers University and a Bachelor of Science in Engineering from Lehigh University, and is also a Certified Public Accountant.

Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. DiSanto joined us in April 2007. Prior to joining us, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies, and from 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned his J.D. degree from Boston College Law School and a Bachelor of Science from Northeastern University.

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

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed our Executive Vice President and President, U.S. Tower Division. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. In October 2010, Mr. Marshall was appointed a director of PCIA—The Wireless Infrastructure Association. In April 2011, Mr. Marshall was appointed a director of RCA—the Rural Cellular Association. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

Robert J. Meyer, Jr. is our Senior Vice President, Finance and Corporate Controller. Mr. Meyer joined us in August 2008. Prior to joining us Mr. Meyer was with Bright Horizons Family Solutions since 1998, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to joining Bright Horizons, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned his Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is also a Certified Public Accountant.

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

The information under “Compensation and Other Information Concerning Directors and Officers” from the Definitive Proxy Statement is incorporated herein by reference.

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

Information required by this item pursuant to Item 404 of SEC Regulation S-K relating to approval of related party transactions is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2012.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/S/ THOMAS A. BARTLETT Thomas A. Bartlett	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2012

/S/ ROBERT J. MEYER, JR. Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2012

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 28, 2012

/S/ RONALD M. DYKES Ronald M. Dykes	Director	February 28, 2012

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 28, 2012

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 28, 2012

/S/ JOANN A. REED JoAnn A. Reed	Director	February 28, 2012

/S/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 28, 2012

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 28, 2012

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	February 28, 2012

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the presentation of comprehensive income to reflect the requirements of Financial Accounting Standards Board Accounting Standards Update 2011-5, Comprehensive Income (Topic 220) as amended during the year ended December 31, 2011.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2012

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$330,191	$883,963
Restricted cash	42,775	75,972
Short-term investments and available-for-sale securities	22,270	46,428
Accounts receivable, net	100,971	81,479
Prepaid and other current assets	316,968	145,599
Deferred income taxes	29,596	174,788

Total current assets	842,771	1,408,229

PROPERTY AND EQUIPMENT, net	4,883,473	3,683,474
GOODWILL	2,805,267	2,511,907
OTHER INTANGIBLE ASSETS, net	2,351,955	1,885,866
DEFERRED INCOME TAXES	245,607	92,162
DEFERRED RENT ASSET	609,529	470,637
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	493,828	317,809

TOTAL	$12,232,430	$10,370,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$214,739	$67,124
Accrued expenses	304,208	222,685
Accrued interest	65,729	40,621
Current portion of long-term obligations	101,816	74,896
Unearned revenue	93,099	134,135

Total current liabilities	779,591	539,461

LONG-TERM OBLIGATIONS	7,134,492	5,512,492
ASSET RETIREMENT OBLIGATIONS	346,059	341,838
OTHER LONG-TERM LIABILITIES	562,146	471,735

Total liabilities	8,822,288	6,865,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value, 1,000,000,000 shares authorized, 393,642,079 and 486,056,952 shares issued, and 393,642,079 and 398,677,234 shares outstanding, respectively	3,936	4,860
Additional paid-in capital	4,903,800	8,577,093
Accumulated deficit	(1,477,899)	(1,736,596)
Accumulated other comprehensive (loss) income	(142,617)	38,053
Treasury stock (0 and 87,379,718 shares at cost, respectively)	—	(3,381,966)

Total American Tower Corporation stockholders’ equity	3,287,220	3,501,444
Noncontrolling interest	122,922	3,114

Total stockholders’ equity	3,410,142	3,504,558

TOTAL	$12,232,430	$10,370,084

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Rental and management	$2,386,185	$1,936,373	$1,668,420
Network development services	57,347	48,962	55,694

Total operating revenues	2,443,532	1,985,335	1,724,114

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management (including stock-based compensation expense of $1,105, $0, and $0, respectively)	590,272	447,629	383,990
Network development services (including stock-based compensation expense of $1,224, $0, and $0, respectively)	30,684	26,957	32,385
Depreciation, amortization and accretion	555,517	460,726	414,619
Selling, general, administrative and development expense (including stock-based compensation expense of $45,108, $52,555, and $60,670, respectively)	288,824	229,769	201,694
Other operating expenses	58,103	35,876	19,168

Total operating expenses	1,523,400	1,200,957	1,051,856

OPERATING INCOME	920,132	784,378	672,258

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,474, $1,487, and $1,488, respectively	14,214	14,212	14,210
Interest income	7,378	5,024	1,722
Interest expense	(311,854)	(246,018)	(249,803)
Loss on retirement of long-term obligations	—	(1,886)	(18,194)
Other (expense) income (including unrealized foreign currency (losses) gains of $(131,053), $4,792 and $(464), respectively)	(122,975)	315	1,294

Total other expense	(413,237)	(228,353)	(250,771)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	506,895	556,025	421,487
Income tax provision	(125,080)	(182,489)	(182,565)
Income on equity method investments	25	40	26

INCOME FROM CONTINUING OPERATIONS	381,840	373,576	238,948
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $0, $19, AND $3,140, RESPECTIVELY	—	30	8,179

NET INCOME	$381,840	$373,606	$247,127
Net loss (income) attributable to noncontrolling interest	14,622	(670)	(532)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$396,462	$372,936	$246,595

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$1.00	$0.93	$0.60
Income from discontinued operations attributable to American Tower Corporation	—	—	0.02

Net income attributable to American Tower Corporation	$1.00	$0.93	$0.62

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$0.99	$0.92	$0.59
Income from discontinued operations attributable to American Tower Corporation	—	—	0.02

Net income attributable to American Tower Corporation	$0.99	$0.92	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	395,711	401,152	398,375

DILUTED	400,195	404,072	406,948

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$381,840	$373,606	$247,127
Other comprehensive (loss) income:
Net change in fair value of cash flow hedges, net of tax	1,977	9,496	4,770
Net realized gain on cash flow hedges, net of tax	225	118	119
Net unrealized (loss) gain on available-for-sale securities, net of tax	(104)	7	63
Foreign currency translation adjustments	(187,466)	41,081	2,430
Reclassifications due to REIT Conversion	(1,752)	—	—

Other comprehensive (loss) income	(187,120)	50,702	7,382

Comprehensive income	194,720	424,308	254,509

Comprehensive loss (income) attributable to non-controlling interest	21,072	(670)	(532)

Comprehensive income attributable to American Tower Corporation	$215,792	$423,638	$253,977

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2009	468,513,843	$4,685	(71,536,947)	$(2,746,429)	$8,109,224	$(20,031)	$(2,356,127)	$3,157	$2,994,479

Stock-based compensation related activity	3,130,516	31	—	—	121,996	—	—	—	122,027
Issuance of common stock upon exercise of warrants	72,032	1	—	—	319	—	—	—	320
Issuance of common stock—Stock Purchase Plan	77,509	1	—	—	1,852	—	—	—	1,853
Treasury stock activity	—	—	(6,569,702)	(214,748)	—	—	—	—	(214,748)
Convertible notes exchanged for common stock	7,909,733	79	—	—	160,252	—	—	—	160,331
Other comprehensive income	—	—	—	—	—	7,382	—	—	7,382
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(646)	(646)
Net income	—	—	—	—	—	—	246,595	532	247,127

BALANCE, DECEMBER 31, 2009	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Stock-based compensation related activity	4,646,904	46	—	—	174,031	—	—	—	174,077
Issuance of common stock upon exercise of warrants	1,631,061	16	—	—	6,843	—	—	—	6,859
Issuance of common stock—Stock Purchase Plan	75,354	1	—	—	2,576	—	—	—	2,577
Treasury stock activity	—	—	(9,273,069)	(420,789)	—	—	—	—	(420,789)
Other comprehensive income	—	—	—	—	—	50,702			50,702
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(599)	(599)
Net income	—	—	—	—	—	—	372,936	670	373,606

BALANCE, DECEMBER 31, 2010	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	3,033,698	30	—	—	128,128	—	—	—	128,158
Issuance of common stock—Stock Purchase Plan	79,049	1	—	—	3,522	—	—	—	3,523
Treasury stock activity	—	—	(8,147,902)	(423,932)	—	—	—	—	(423,932)
Other comprehensive income	—	—	—	—	—	(180,670)	—	(6,450)	(187,120)
Retirement of treasury stock	(95,527,620)	(955)	95,527,620	3,805,898	(3,804,943)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	141,387	141,387
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(507)	(507)
Dividends/distributions declared	—	—	—	—	—	—	(137,765)	—	(137,765)
Net income	—	—	—	—	—	—	396,462	(14,622)	381,840

BALANCE, DECEMBER 31, 2011	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$381,840	$373,606	$247,127
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	555,517	460,726	414,619
Stock-based compensation expense	47,437	52,555	60,670
Income taxes related to discontinued operations	—	(19)	(3,140)
Decrease (increase) in restricted cash	11,867	(4,941)	7,612
Loss (gain) on investments, unrealized foreign currency (gain) loss and other non-cash (income) expense	149,191	5,085	(5,665)
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	17,412	16,652	12,582
Loss on retirement of long-term obligations	—	—	4,261
Amortization of deferred financing costs, debt discounts and other non-cash interest	13,092	9,408	9,838
Provision for losses on accounts receivable	7,101	4,188	8,449
Deferred income taxes	56,852	188,327	156,780
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(28,857)	(18,974)	(17,844)
Prepaid and other assets	(43,659)	(48,834)	(24,553)
Deferred rent asset	(143,994)	(105,226)	(36,306)
Accounts payable and accrued expenses	84,699	1,603	(9,609)
Accrued interest	23,360	16,633	(5,927)
Unearned revenue	(6,351)	44,382	(9,166)
Deferred rent liability	30,952	22,269	26,590
Other long-term liabilities	9,483	3,537	5,808

Cash provided by operating activities	1,165,942	1,020,977	842,126

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(523,015)	(346,664)	(250,262)
Payments for acquisitions, net of cash acquired	(2,320,673)	(899,606)	(295,603)
Proceeds from sales of short-term investments, available-for-sale securities and other long-term assets	69,971	21,722	47,424
Payments for short-term investments	(42,590)	(52,197)	(45,965)
Deposits, restricted cash and other	25,495	(24,157)	1,340

Cash used for investing activities	(2,790,812)	(1,300,902)	(543,066)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Proceeds from short-term borrowings	128,121	—	—
Borrowings under credit facilities	1,005,014	500,562	—
Proceeds from issuance of senior notes	499,290	1,698,370	900,000
Proceeds from other long-term borrowings	212,783	—	—
Repayments of notes payable, credit facilities and capital leases	(395,384)	(983,737)	(931,199)
Distribution to stockholders	(137,765)	—	—
Contribution from (distribution to) noncontrolling interest holders, net	140,880	(599)	(646)
Purchases of common stock	(437,402)	(430,618)	(213,288)
Proceeds from stock options, warrants and Stock Purchase Plan	85,642	138,508	65,973
Deferred financing costs and other financing activities	(15,084)	(12,156)	(15,782)

Cash provided by (used for) financing activities	1,086,095	910,330	(194,942)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(14,997)	6,265	98
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(553,772)	636,670	104,216
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	883,963	247,293	143,077

CASH AND CASH EQUIVALENTS, END OF YEAR	$330,191	$883,963	$247,293

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. The Company began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC (“ATI”) and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries and joint ventures.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest, with the exception of Verestar, Inc. (“Verestar”), as discussed below. All intercompany accounts and transactions have been eliminated.

REIT Conversion—In May 2011, the Company announced its intention to reorganize to qualify as a REIT for federal income tax purposes (the “REIT Conversion”). As part of the REIT Conversion, effective December 31, 2011, the Company completed the merger with its predecessor that was approved by the Company’s stockholders in November 2011. At the time of the merger all outstanding shares of Class A common stock of American Tower were converted into a right to receive an equal number of shares of common stock of the surviving corporation. In addition, each share of Class A common stock of American Tower held in treasury at December 31, 2011 ceased to be outstanding, and a corresponding adjustment was recorded to additional paid-in capital and common stock.

The Company intends to elect REIT status for its taxable year commencing January 1, 2012. The Company believes that as of that date it has been organized and operates in a manner that enables it to qualify, and intends to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include its network development services segment. In addition, the Company has included its international operations and DAS networks business within its TRSs. In the future, the Company may elect to reorganize and transfer certain assets or operations, such as its international operations, from its TRSs to other subsidiaries, including qualified REIT subsidiaries.

As a REIT, the Company generally will not be subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from leasing towers. However, even as a

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REIT, the Company will remain obligated to pay income taxes on earnings from all or a portion of its TRS assets. In addition, the Company’s international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated up to the date of issuance of these financial statements.

Changes in Presentation—Changes have been made to the presentation of the Company’s acquired customer base and acquired customer relationship intangibles in note 4 for the year ended December 31, 2010. The acquired customer base and acquired customer relationship intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The Company has historically differentiated these intangible assets based upon whether or not they result from an acquisition which meets the criteria of a business combination (acquired customer relationship) or does not meet the criteria of a business combination (acquired customer base). As the value of both of these intangibles is driven by the customer contracts in place at the time of acquisition and the Company’s current acquisitions, in general, all meet the criteria of a business combination, the Company has combined these two intangible assets for disclosure purposes.

Concentrations of Credit Risk—The Company is subject to concentrations of credit risk related to its cash and cash equivalents, notes receivable, accounts receivable, deferred rent asset and derivative financial instruments. The Company mitigates its risk with respect to cash and cash equivalents and derivative financial instruments by maintaining its deposits and contracts at high quality financial institutions and monitoring the credit ratings of those institutions.

The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and approximately 53% of its revenues are derived from four customers. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the credit worthiness of its borrowers and tenants. In recognizing customer revenue, the Company must assess the collectability of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts which were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general, administrative and development expense in the accompanying consolidated statement of operations.

Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and reserves for amounts invoiced whose collectability is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as tenants in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Balance as of January 1	$22,505	$28,520	$11,482
Current year increases	17,008	16,219	26,771
Write-offs, net of recoveries and other	(15,101)	(22,234)	(9,733)

Balance as of December 31	$24,412	$22,505	$28,520

As of December 31, 2011, the Company’s largest international tenant is Iusacell, which is the brand name under which a group of companies controlled by Grupo Iusacell, S.A. de C.V. (“Grupo Iusacell”) operates. Iusacell represented approximately 4% of the Company’s total revenue for the year ended December 31, 2011. Grupo Iusacell was engaged in a refinancing of a majority of its U.S. Dollar denominated debt, and in connection with this, two of the legal entities of the group, including Grupo Iusacell, voluntarily filed for a pre-packaged Concurso Mercantil (a process substantially equivalent to Chapter 11 of U.S. Bankruptcy Law) with the backing of a majority of their financial creditors in December 2010. The process was concluded in April 2011 after a Mexican court ruled in favor of the refinancing plan. As of December 31, 2011, Iusacell notes receivable, net, and related assets (which include financing lease commitments and a deferred rent asset that are primarily long-term in nature) were $15.0 million and $56.4 million, respectively.

Functional Currency—As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real. From that point forward, all assets and liabilities held by the subsidiary in Brazil are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Brazilian Real gave rise to an increase in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $39.8 million with an offsetting increase in accumulated other comprehensive income (loss) during the year ended December 31, 2010.

As a result of the renegotiation of the Company’s agreements with Iusacell, which included, among other changes, converting all of Iusacell’s contractual obligations to the Company from U.S. Dollars to Mexican Pesos, the Company has determined that effective April 1, 2010, the functional currency of certain of its foreign subsidiaries in Mexico is the Mexican Peso. From that point forward, all assets and liabilities held by those subsidiaries in Mexico are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in stockholders’ equity. The change in functional currency from U.S. Dollars to Mexican Pesos gave rise to a decrease in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $33.6 million with an offsetting decrease in accumulated other comprehensive income (loss).

The functional currency of the Company’s foreign operating subsidiaries in Chile, Colombia, Ghana, India, Peru and South Africa is the respective local currency. All assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period. Revenues and expenses are translated at the average monthly exchange rates. The cumulative translation effect is included in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholders’ equity and as a component of other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations and are the result of transactions of a subsidiary being denominated in a currency other than its functional currency.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments, including money market funds, with remaining maturities of three months or less when acquired, whose cost approximates fair value.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the Company’s securitization transaction and the Secured Cellular Site Revenue Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F, assumed by the Company as a result of the acquisition of certain legal entities from Unison Holdings, LLC and Unison Site Management II, L.L.C.

Short-Term Investments and Available-for-Sale Securities—As of December 31, 2011 and 2010, short-term investments and available-for-sale securities include highly-liquid investments of approximately $22.3 million and $46.2 million, respectively, with original maturities in excess of three months. As of December 31, 2011 and 2010, the Company’s only short-term available-for-sale security was 39,871 shares of common stock of FiberTower Corporation, which had a fair value of less than $0.1 million and approximately $0.2 million, respectively (at a price of $0.21 per share and $4.46 per share, respectively). All investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities, are reported as accumulated other comprehensive (loss) income, unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and records any impairment charges in the consolidated statement of operations and comprehensive (loss) income for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading. During the years ended December 31, 2011, 2010 and 2009, the Company recorded unrealized (losses) gains on available-for-sale securities of $(0.1) million, $0.1 million and $0.1 million, respectively (net of tax benefits (provisions) of less than $0.1 million, less than $(0.1) million and less than $(0.1) million, respectively).

As of December 31, 2011 and 2010, the unrealized losses included in accumulated other comprehensive (loss) income totaled $0.4 million and $0.3 million, respectively.

Property and Equipment—Property and equipment are recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, indirect costs associated with construction and capitalized interest. Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.

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

The Company’s goodwill is recorded in its domestic and international rental and management segments and network development services segment. The Company utilizes the two step impairment test when testing goodwill for impairment. When conducting this test, the Company employs a discounted cash flow analysis, corroborated by a peer group and market valuation analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results, the current weighted average cost of capital, and an expected tax rate. Under the first step of this test, the Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the years ended December 31, 2011 and 2010, no potential impairment was determined under the first step of the test, as the fair values of each of the respective reporting units were in excess of its carrying value.

Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.

Deferred Rent Asset—The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable leases.

Notes Receivable and Other Long-Term Assets—Notes receivable and other long-term assets primarily represent the Company’s notes receivable from TV Azteca, investments accounted for under the equity method, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other long-term assets.

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

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. From time to time, the Company enters into interest rate swap agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company may also enter into forward starting interest rate swap agreements and treasury lock agreements, which the Company designates as cash flow hedges, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt. Settlement gains and losses on terminations of these forward starting interest rate swap agreements are recorded in other comprehensive income (loss), net of taxes, and amortized to interest expense over the term of the newly issued debt.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements—The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following are three levels of inputs that may be used to measure fair value:

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

Discount and Premium on Notes—The Company amortizes the discounts and premiums on its senior notes using the effective interest method over the term of the obligation. Such amortization is reflected in interest expense in the accompanying consolidated statements of operations.

Asset Retirement Obligations—The fair value of asset retirement obligations associated with an entity’s legal obligation to retire tangible long-lived assets and the related asset retirement costs is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and expected cash flows, with an offsetting adjustment made to the related tangible long-lived asset.

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

Accounts Payable and Accrued Expenses—Accounts payable and accrued expenses primarily include amounts payable to vendors in the ordinary course of business, amounts payable to sellers in conjunction with acquisitions which were executed during the year and accrued property and real estate taxes of $46.9 million and $30.3 million at December 31, 2011 and 2010, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. At December 31, 2011, the Company has reversed deferred tax assets and liabilities related to its REIT activities. As a REIT, the Company will not pay federal income tax at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use NOLs and tax credit carryforwards to offset its REIT taxable income, the Company does not expect to pay taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets and liabilities.

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

Treasury Stock—The Company records treasury stock purchases using the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases unless and until such time as the shares are formally retired. As part of the REIT Conversion all treasury stock was retired.

Dividends—A REIT is not permitted to retain earnings and profits accumulated during the years it was taxed as a C corporation or accumulated by its TRSs that have been converted to qualified REIT subsidiaries, and must make one or more distributions to stockholders that equal or exceed these accumulated amounts. In December 2011, the Company paid a one-time special cash distribution (“Pre-REIT Distribution”) to its stockholders of approximately $137.8 million, or $0.35 per share of common stock. Earnings and profits, which determine the taxability of distributions to stockholders, will differ from income reported for financial reporting purposes due to the differences in the treatment of gains on the sale of real property, revenue and expense recognition, compensation expense and in the estimated useful lives and basis used to compute depreciation for federal income tax purposes.

The Pre-REIT Distribution was an ordinary dividend.

Acquisitions—For those acquisitions that meet the criteria of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For those acquisitions that do not meet the criteria of a business combination, the Company first allocates the purchase price to property and equipment for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of the towers and to identifiable intangible assets (primarily acquired customer-related and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to depreciation, and the economic useful life. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future customer cash flows. The determination of the final purchase price and allocation may extend over more than one period and result in adjustments to the preliminary estimate recognized.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectability is reasonably assured. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases and included in the deferred rent asset on the accompanying consolidated balance sheet. Total rental and management straight-line revenues for the years ended December 31, 2011, 2010 and 2009 approximated $144.0 million, $105.2 million and $36.3 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until the earnings process is complete.

Network development services revenues are derived under contracts or arrangements with tenants that provide for billings on a fixed price basis. Revenues are recognized as services are performed, excluding certain fees for services provided in connection with the execution of lease agreements which are initially deferred and recognized as revenue over the initial terms of the applicable leases.

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

Total rental and management straight-line ground rent expense approximated $31.0 million, $22.3 million and $26.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line rent liability in other long-term liabilities and records prepaid ground rent in prepaid and other current assets and notes receivable and other long-term assets in the accompanying consolidated balance sheets.

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services operations and corporate overhead costs not specifically allocable to any of the Company’s individual business operations. Development expense consists of costs related to the Company’s acquisition efforts, costs associated with new business initiatives and abandoned site and acquisition costs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation—Stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and this fair value is then recognized as an expense over the service period, which generally represents the vesting period. The expense recognized over the service period is required to include an estimate of awards that will not fully vest and be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock units based on the fair value of the units at the grant date. The Company’s stock-based compensation expense is recognized in either selling, general, administrative and development expense, costs of operations or capitalized as part of the Company’s cost to construct tower assets.

Litigation Costs—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. The Company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Should the ultimate losses on contingencies or litigation vary from estimates, adjustments to those reserves may be required. The Company also incurs legal costs in connection with these matters and records estimates of these expenses, which are reflected in selling, general, administrative and development expense in the accompanying consolidated statement of operations. Legal costs incurred in connection with the Company’s involvement in the Verestar bankruptcy proceedings are reflected within discontinued operations in the accompanying consolidated statement of operations.

Other Operating Expenses—Other operating expenses includes the costs incurred by the Company in conjunction with acquisitions and mergers (including contingent consideration), impairments on long-lived assets and gains and losses recognized upon the disposal of long-lived assets and other discrete items of a non-recurring nature. During the years ended December 31, 2011, 2010 and 2009, the Company recognized acquisition and merger related expenses of $28.1 million, $17.0 million and $6.3 million, respectively.

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

The Company reviews its tower portfolio and network location intangible assets for indications of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its customer related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the net book value of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations—Legal reorganization or bankruptcy are conditions which can preclude consolidation in instances where control rests with the bankruptcy court, rather than the majority owner. In December 2003, Verestar filed for protection under Chapter 11 of the federal bankruptcy laws. Accordingly, the Company ceased to consolidate Verestar’s financial results beginning on December 22, 2003. The Company has incurred costs and related tax effects in connection with its involvement in the Verestar bankruptcy proceedings and related litigation. During 2007, the Company settled litigation related to the Verestar bankruptcy. In April 2008, the bankruptcy court approved Verestar’s plan of liquidation and in December 2008, Verestar was liquidated. As a result, in 2008, the Company recorded an income tax benefit of $110.1 million related to losses associated with its investment in Verestar as income from discontinued operations during the year ended December 31, 2008. The Company recorded net income from discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 of $0.03 million and $8.2 million, respectively.

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value, cash paid to holders of convertible notes in connection with note conversions and non-cash charges related to the write-off of deferred financing fees. Loss on retirement of long-term obligations also includes gains from repurchasing or refinancing certain of the Company’s debt obligations.

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the years ended December 31, 2011, 2010 and 2009 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the years ended December 31, 2011, 2010 and 2009 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. The Company’s matching contribution is 50% up to a maximum 6% of a participant’s contributions. For the years ended December 31, 2011, 2010 and 2009, the Company contributed approximately $2.9 million, $1.9 million and $1.9 million to the plan, respectively.

Recently Adopted Accounting Standards—In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which establishes accounting and reporting guidance for arrangements including multiple revenue-generating activities. This guidance requires companies to allocate the overall consideration to each deliverable under the arrangement using the estimated selling prices in the absence of vendor specific objective evidence or third-party evidence of selling price for deliverables. This guidance was effective for any contracts entered into, or materially modified by the Company on or after January 1, 2011 and did not have a material impact on the Company’s consolidated results of operations or financial position.

In June 2011, the FASB issued amendments to the requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance is effective for annual periods

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2011. The Company early adopted the amended guidance requiring presentation of comprehensive income in two consecutive financial statements for the year ended December 31, 2011. The implementation of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.

Accounting Standards Updates—In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance will be effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for the interim and annual periods beginning on or after December 15, 2011 (with early adoption permitted). Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The implementation of this guidance will have no impact on the Company’s consolidated results of operations or financial position.

2.    PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following as of December 31, (in thousands):

	2011	2010 (1)
Prepaid assets	$113,010	$72,974
Value added tax and other consumption tax receivables	144,552	18,960
Other miscellaneous current assets	59,406	53,665

Balance as of December 31,	$316,968	$145,599

(1)	December 31, 2010 balance has been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following:

	Estimated Useful Lives (1)	As of December 31,
		2011	2010
	(years)	(in thousands)
Towers (2)	Up to 20	$5,995,173	$5,237,009
Equipment	3 - 15	459,070	368,860
Buildings and improvements	3 - 31	216,593	210,082
Land and improvements (3)	3 - 20	963,925	473,477
Construction-in-progress		156,354	86,358

Total		7,791,115	6,375,786
Less accumulated depreciation and amortization		(2,907,642)	(2,692,312)

Property and equipment, net		$4,883,473	$3,683,474

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease.
(2)	December 31, 2010 balances have been revised to reflect purchase accounting measurement period adjustments.
(3)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $353.4 million, $286.0 million and $258.9 million, respectively. Property and equipment, net includes approximately $790.5 million and $313.8 million of capital leases, which are classified as either towers or land and improvements as of December 31, 2011 and 2010, respectively.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010 (1)
Balance as of January 1, as revised for purchase accounting measurement period adjustments	$2,511,907	$2,250,538
Additions	356,247	251,781
Effect of foreign currency translation	(62,887)	9,588

Balance as of December 31,	$2,805,267	$2,511,907

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consist of the following:

		As of December 31, 2011			As of December 31, 2010 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (1)	Up to 20	$1,496,440	$(654,137)	$842,303	$1,263,636	$(603,578)	$660,058
Acquired customer-related intangibles	15-20	2,286,399	(843,432)	1,442,967	1,897,482	(736,851)	1,160,631
Acquired licenses and other intangibles	3-15	24,939	(20,045)	4,894	21,601	(19,984)	1,617
Economic Rights, TV Azteca	70	26,902	(12,643)	14,259	30,292	(13,646)	16,646

Total		3,834,680	(1,530,257)	2,304,423	3,213,011	(1,374,059)	1,838,952
Deferred financing costs, net (2)	N/A			47,532			46,914

Other intangible assets, net				$2,351,955			$1,885,866

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate. This amortization is included in interest expense, rather than in amortization expense.
(3)	December 31, 2010 balances have been revised to reflect purchase accounting measurement period adjustments.

The acquired network location intangible represents the value to the Company of the incremental revenue growth which could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The acquired licenses and other intangibles consist primarily of non-competition agreements acquired from SpectraSite, Inc., and in other tower acquisitions.

The Company amortizes these intangibles on a straight-line basis. As of December 31, 2011, the weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights, is approximately 13 years. Amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 aggregated approximately $176.4 million, $156.1 million and $140.2 million, respectively (excluding

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortization of deferred financing costs, which is included in interest expense). Based on the current estimated useful lives, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Year Ending December 31,
2012	$188,100
2013	179,896
2014	171,638
2015	158,047
2016	150,634

5.    NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS

Notes receivable and other long-term assets consist of the following as of December 31, (in thousands):

	2011	2010 (1)
Notes receivable	$118,892	$129,157
Long-term prepaid assets	229,605	69,140
Other miscellaneous assets	145,331	119,512

Balance as of December 31,	$493,828	$317,809

(1)	December 31, 2010 balance has been revised to reflect purchase accounting measurement period adjustments.

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. As of December 31, 2011 and 2010, approximately $119.8 million undiscounted (approximately $108.2 million discounted) under the loan was outstanding and included in notes receivable and other long-term assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income, TV Azteca, net of interest expense, using the effective interest method over the seventy-year term of the loan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Iusacell Note Receivable—Effective April 1, 2010, the Company renegotiated its agreement with Iusacell to include, among other changes, the conversion of its accounts receivable, net, outstanding at that time, to a long-term note receivable to be repaid over five years. In December 2011, the Company and Iusacell agreed to amend the repayment terms such that all amounts outstanding will be repaid by April 2014. The loan has an interest rate of 12.0%, but may be reduced, subject to certain capitalization and repayment conditions. As of December 31, 2011, approximately $8.4 million, net, under the loan was outstanding and included in notes receivable and other long-term assets and $6.7 million was outstanding and included in prepaid and other current assets in the accompanying consolidated balance sheets.

Long-Term Prepaid Assets—Long-term prepaid assets consist primarily of long-term prepaid ground rent.

6.    ACQUISITIONS AND OTHER TRANSACTIONS

Acquisitions

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. During the year ended December 31, 2011, the Company also acquired property interests under communications sites that are leased to communications service providers and third-party tower operators. The financial results of these acquisitions have been included in the Company’s consolidated statement of operations for the year ended December 31, 2011 from the date of acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The Company reviewed the acquisitions completed during the year ended December 31, 2011 and determined that no single acquisition was material in nature. The Company estimates that the impact of the acquisitions in the aggregate on the revenues of the Company’s domestic and international rental and management segments for the year ended December 31, 2011 was approximately $11.5 million and $140.7 million, respectively. Additionally, the Company estimates that the impact of the acquisitions in the aggregate on the gross margin of the Company’s domestic and international rental and management segments for the year ended December 31, 2011 was approximately $8.9 million and $80.3 million, respectively. The estimated revenue and gross margin amounts also reflect incremental revenues from the addition of new tenants to the acquired sites subsequent to the date of acquisition. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to acquisitions are not comparable for the reasons noted above.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value of the acquired assets at the date of acquisition. During the year ended December 31, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2010. The allocation of the purchase price was finalized during the year ended December 31, 2011.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$151,576	$147,996
Other non-current assets	2,762	2,762
Property and equipment	189,750	189,750
Intangible assets (4)	154,160	151,371
Current liabilities	(196,235)	(198,286)
Other long-term liabilities	(69,246)	(66,247)

Fair value of net assets acquired	$232,767	$227,346

Goodwill (5)	187,932	193,353

(1)	Reflected in the consolidated balance sheets as of December 31, 2011 and December 31, 2010 herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Includes approximately $14.1 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer-related intangibles of approximately $100.9 million and network location intangibles of approximately $53.3 million as of December 31, 2011. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(5)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Peru Acquisition—On August 9, 2010, the Company announced that it had entered into a definitive agreement to purchase towers from Telefónica del Peru S.A.A. The Company acquired 475 communications sites in various tranches during 2010 for an initial purchase price of $88.0 million, which was subsequently reduced to $87.8 million, after certain post-closing adjustments. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition has been accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based on the estimated fair value at the date of acquisition. During the year ended December 31, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2010. The allocation of the purchase price was finalized during the year ended December 31, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$25,741	$13,850
Property and equipment	17,182	4,966
Intangible assets (3)	30,000	56,876
Other long-term liabilities	(7,313)	(6,433)

Fair value of net assets acquired	$65,610	$69,259

Goodwill (4)	22,151	18,785

(1)	Reflected in the consolidated balance sheets as of December 31, 2011 and December 31, 2010 herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer-related intangibles of approximately $13.0 million and network location intangibles of approximately $17.0 million as of December 31, 2011. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment

Colombia—Telefónica Moviles Acquisition—During October 2010, the Company entered into a definitive agreement to purchase towers from Telefónica Moviles Colombia S.A. (“Telefónica Colombia”). Pursuant to this agreement, the Company completed the purchase of 500 communications sites during the year ended December 31, 2010 for an aggregate purchase price of $72.7 million, which was subsequently reduced to $72.0 million, after certain post-closing adjustments. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition is being accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. During the year ended December 31, 2011, the Company made certain purchase accounting measurement period adjustments and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2010. The allocation of the purchase price was finalized during the year ended December 31, 2011.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$4,163	$—
Property and equipment	50,890	22,378
Intangible assets (3)	19,100	60,723
Other long-term liabilities	(10,376)	(10,376)

Fair value of net assets acquired	$63,777	$72,725

Goodwill (4)	8,265	—

(1)	Reflected in the consolidated balance sheets as of December 31, 2011 and December 31, 2010 herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Consists of customer-related intangibles of approximately $5.1 million and network location intangibles of approximately $14.0 million as of December 31, 2011. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment

During the year ended December 31, 2011, the Company acquired an additional 125 communications sites from Telefónica Colombia for an aggregate purchase price of $17.5 million, of which $16.7 million was paid during 2011 and the remaining $0.8 million is reflected in accounts payable or accrued expenses in the consolidated balance sheet for the year ended December 31, 2011.

The acquisition is being accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair values at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the completion of an analysis of the fair value of the assets acquired.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$217
Property and equipment	12,456
Intangible assets (1)	4,675
Other long-term liabilities	(341)

Fair value of net assets acquired	$17,007

Goodwill (2)	523

(1)	Consists of customer-related intangibles of approximately $1.2 million and network location intangibles of approximately $3.4 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Colombia—Colombia Movil Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), a subsidiary of Millicom International Cellular S.A (“Millicom”), whereby ATC Sitios Infraco, S.A.S. a Colombian subsidiary of the Company (“ATC Infraco”) would purchase up to 2,126 towers from Colombia Movil for an aggregate purchase price of approximately $182.0 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

On December 21, 2011, ATC Infraco completed the purchase of 1,346 existing communications sites for an aggregate purchase price of $104.0 million and contingent consideration of $15.3 million, subject to post-closing adjustments, of which $43.7 million was paid in 2011 and the remaining $75.6 million, including amounts for contingent consideration, is reflected in accounts payable or accrued expenses in the consolidated balance sheet for the year ended December 31, 2011. Through a Millicom subsidiary, Millicom exercised its option to acquire an indirect, substantial minority equity interest in ATC Infraco. As the Company has maintained a controlling financial interest in the Colombian subsidiary, the financial results have been consolidated in the Company’s financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the agreement, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company estimates the future value of contingent consideration payments required to be made under the amended agreement to be between zero and $26.7 million. The fair value of the contingent consideration, is estimated to be $15.3 million using a probability weighted average of the expected outcomes at December 31, 2011.

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

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$1,126
Property and equipment	95,052
Intangible assets (1)	26,132
Current liabilities	(639)
Other long-term liabilities	(3,416)

Fair value of net assets acquired	$118,255

Goodwill (2)	1,067

(1)	Consists of customer-related intangibles of approximately $8.6 million and network location intangibles of approximately $17.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Chile—VTR Acquisition—On February 1, 2011, the Company acquired 140 communications sites from VTR Banda Ancha (Chile) S.A. and its affiliates, and subsequently purchased 40 communications sites under construction in March 2011 for an aggregate purchase price of $19.9 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$2,888
Non-current assets	231
Property and equipment	11,358
Intangible assets (1)	5,513
Other long-term liabilities	(1,228)

Fair value of net assets acquired	$18,762

Goodwill (2)	1,127

(1)	Consists of customer-related intangibles of approximately $2.0 million and network location intangibles of approximately $3.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Chile—Telefónica Acquisition—On June 29, 2010, the Company entered into definitive agreements to purchase towers from Telefónica Chile S.A. and its affiliates. During 2011, the Company acquired an additional 165 communications sites for an aggregate purchase price of $17.7 million. After certain post-closing adjustments, the purchase price was increased to $19.4 million. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

The acquisition is being accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The allocation of the purchase price was finalized during the year ended December 31, 2011.

The following table summarizes the allocation of the purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition for those communications sites acquired in 2011 (in thousands):

Final Purchase Price Allocation
Property and equipment	$7,478
Intangible assets (1)	13,454
Other long-term liabilities	(1,548)

Fair value of net assets acquired	$19,384

(1)	Consists of customer-related intangibles of approximately $5.6 million and network location intangibles of approximately $7.9 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

Chile—Telefónica Moviles Acquisition—On December 30, 2011, the Company purchased 100% of the outstanding shares of a subsidiary of Telefónica Moviles Chile S.A. that owned 558 communications sites, for an

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate purchase price of $94.9 million, which is reflected in accounts payable or accrued expenses in the consolidated balance sheet for the year ended December 31, 2011. The purchase price is subject to additional post-closing adjustments, following completion of the Company’s post-closing due diligence of the communications sites acquired. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$2,772
Property and equipment	43,140
Intangible assets (1)	39,916
Other long-term liabilities	(4,505)

Fair value of net assets acquired	$81,323

Goodwill (2)	13,537

(1)	Consists of customer-related intangibles of approximately $15.7 million and network location intangibles of approximately $24.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C (Pty) Limited (“Cell C”) to purchase up to approximately 1,400 existing communications sites, and up to 1,800 additional communications sites that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430.0 million. On March 8, 2011, the Company completed the purchase of 959 existing communications sites through its local South African subsidiary for an aggregate purchase price of $149.1 million, including value added tax, using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% noncontrolling interest in the Company’s South African subsidiary. On July 25, 2011, the Company completed the purchase of an additional 329 existing communications sites from Cell C for approximately $51.5 million, including value added tax, and contingent consideration of $2.1 million.

On December 14, 2011, the Company acquired control of an additional 76 existing communications sites from Cell C for approximately $11.2 million, including value added tax, and contingent consideration of $0.5 million. Under the terms of the purchase agreement, legal title to certain of these communications sites will be transferred upon fulfillment of certain conditions by Cell C. Prior to the fulfillment of these conditions, the Company will operate these communications sites and reflect all associated revenues and expenses in its consolidated results of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreement with Cell C requires the Company to make a one-time payment based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired communications sites occurring within a four year period after the initial closing date. Based on current estimates, the Company estimates the future value of contingent consideration payments required to be made under the agreement to be between zero and $9.2 million. The fair value of the contingent consideration, which had preliminarily been estimated at zero, is estimated to be $7.0 million using a probability-weighted average of the expected outcomes at December 31, 2011. During the year ended December 31, 2011, the Company recorded $4.7 million of the $7.0 million as other operating expenses in the consolidated statement of operations. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$12,262
Property and equipment	82,225
Intangible assets (1)	118,781
Current liabilities	(74)
Other long-term liabilities	(32,908)

Fair value of net assets acquired	$180,286

Goodwill (2)	34,197

(1)	Consists of customer-related intangibles of approximately $105.0 million and network location intangibles of approximately $13.8 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

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

The acquisition is being accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets and liabilities acquired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets (1)	$9,922
Non-current assets	98,047
Property and equipment	86,062
Intangible assets (2)	288,000
Current liabilities	(5,536)
Other long-term liabilities (3)	(38,519)

Fair value of net assets acquired	$437,976

Goodwill (4)	147,459

(1)	Includes approximately $7.7 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(2)	Consists of customer-related intangibles of approximately $195.0 million and network location intangibles of approximately $93.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(3)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group Limited (“MTN Group”) to establish a joint venture in Ghana. The joint venture is managed by the Company and owns a tower operations company in Ghana. As the Company has a controlling financial interest in the joint venture, the financial results have been consolidated in the Company’s financial statements.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,876 existing communications sites from MTN’s operating subsidiary in Ghana (“MTN Ghana”) in various tranches throughout 2011 and 2012, subject to customary closing conditions. The Company signed the necessary agreements to establish the joint venture on May 3, 2011. On May 6, 2011, the joint venture acquired 400 communications sites for an aggregate purchase price of $110.5 million, including value added tax, which was subsequently increased to $114.8 million after certain post closing adjustments. On August 11, 2011, the joint venture acquired 770 communications sites for an aggregate purchase price of approximately $204.2 million, including value added tax, which was subsequently increased to $205.7 million after certain post-closing purchase price adjustments.

On December 23, 2011, the joint venture acquired control of an additional 686 communications sites for an aggregate purchase price of approximately $192.9 million, including value added tax, and contingent consideration of $2.3 million, subject to a post-closing adjustment, of which $184.3 million was paid during 2011 and the remaining $10.9 million is reflected in accounts payable or accrued expenses in the consolidated balance sheet for the year ended December 31, 2011. Under the terms of the purchase agreement, legal title to certain of these communications sites will be transferred upon fulfillment of certain conditions by MTN. Prior to the fulfillment of these conditions, the Company will operate these communications sites and reflect all associated revenues and expenses in its consolidated results of operations.

In December 2011, the Company signed an amendment to its agreement with MTN, which requires the Company to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

paying master lease agreements. Based on current estimates, the Company estimates the future value of contingent consideration payments required to be made under the amended agreement to be between zero and $7.2 million. The fair value of the contingent consideration is estimated to be $6.3 million using a probability weighted average of the expected outcomes at December 31, 2011. During the year ended December 31, 2011, the Company recorded $4.0 million of the $6.3 million as other operating expenses in the consolidated statement of operations.

MTN Ghana will be the anchor tenant on each of the communications sites purchased. The acquisition is consistent with the Company’s strategy to expand in selected international markets. The acquisition is being accounted for as a business combination. The purchase price was preliminarily allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the asset and liabilities acquired.

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$69,147
Non-current assets	5,405
Property and equipment	304,478
Intangible assets (1)	82,217
Other long-term liabilities	(13,356)

Fair value of net assets acquired	$447,891

Goodwill (2)	67,755

(1)	Consists of customer-related intangibles of approximately $34.0 million and network location intangibles of approximately $48.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Mexico Acquisition—On November 3, 2011, the Company entered into a definitive agreement to purchase up to approximately 730 communications sites from Telefónica’s Mexican subsidiary, Pegaso PCS, S.A. de C.V. (“Telefónica Mexico”). On December 15, 2011, the Company completed the purchase of 584 communications sites, for an aggregate purchase price of $121.9 million. On December 7, 2011, the Company entered into a definitive agreement to purchase up to approximately 1,778 additional communications sites from Telefónica Mexico. On December 28, 2011, the Company completed the purchase of 1,422 communications sites, for an aggregate purchase price of $294.4 million. The acquisition is subject to a post-closing purchase price adjustment, following completion of the Company’s post-closing due diligence of the acquired company’s financial results. The acquisition is consistent with the Company’s strategy to expand in selected international markets.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$57,414
Non-current assets	26,845
Property and equipment	174,767
Intangible assets (1)	97,182
Current liabilities	(148)
Other long-term liabilities	(8,836)

Fair value of net assets acquired	$347,224

Goodwill (2)	69,030

(1)	Consists of customer-related intangibles of approximately $47.5 million and network location intangibles of approximately $49.7 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

U.S. Acquisitions—During the year ended December 31, 2011, the Company acquired a total of 179 communications sites and equipment in the United States for $82.7 million and contingent consideration of $0.1 million. The terms of the contingent consideration require the Company to make a one-time payment based on the annualized rent for the installation of a wireless provider on one of the communications sites acquired. Based on current estimates, the Company expects the future value of contingent consideration payments required to be made under the agreement to be zero.

These acquisitions are consistent with the Company’s strategy to expand in selected geographic areas and have been accounted for as business combinations.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for acquisitions that closed during the year ended December 31, 2011 and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$23,270
Intangible assets (1)	61,626
Other long-term liabilities	(4,118)

Fair value of net assets acquired	$80,778

Goodwill (2)	2,022

(1)	Consists of customer-related intangibles of approximately $45.0 million and network location intangibles of approximately $16.6 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

During the year ended December 31, 2011, the Company made certain purchase accounting measurement period adjustments to several U.S. acquisitions and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet for the year ended December 31, 2010. The allocations of purchase price for the towers acquired during the year ended December 31, 2010 were finalized during the year ended December 31, 2011.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date for acquisitions which closed during the year ended December 31, 2010 (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Other non-current assets	$637	$442
Property and equipment	83,192	64,564
Intangible assets (3)	227,122	260,898
Current liabilities	(360)	(360)
Other long-term liabilities	(8,727)	(7,802)

Fair value of net assets acquired	$301,864	$317,742

Goodwill (4)	31,534	16,131

(1)	Reflected in the consolidated balance sheets as of December 31, 2011 and December 31, 2010 herein
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2010.
(3)	Consists of customer-related intangibles of approximately $161.9 million and network location intangibles of approximately $65.2 million as of December 31, 2011. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment

The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

U.S. Property Interests—Unison Acquisition—On September 3, 2011, the Company entered into an agreement to acquire from Unison Holdings, LLC and Unison Site Management II, L.L.C. (collectively, “Unison”) various limited liability companies holding a portfolio of approximately 1,910 property interests, including property interests that the Company leases to communications service providers and other third-party tower operators under 1,810 communications sites. The Company also acquired 12 communications sites in the United States. The acquisition includes property interests under the Company’s existing communications sites, as well as property interests under carrier tenant and other third-party communications sites providing recurring cash flow and complementary leasing arrangements. The acquisition closed on October 14, 2011 for an aggregate purchase price of $312.0 million. As part of the acquisition, the Company assumed $196.0 million of existing indebtedness, the fair value of which was $209.3 million at the date of acquisition.

The deferred rent liability associated with the underlying ground leases for existing communications sites of the Company was approximately $2.6 million on the date of acquisition. As a result of the Company’s acquisition of these property interests from Unison, the preexisting land leases were considered to be effectively settled. The terms of these land leases were determined to represent fair value at the acquisition date. As such, the Company did not record any gain or loss separately from the acquisition and the $2.6 million unamortized deferred rent liability was included as part of the acquisition-date fair value of consideration transferred.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the consideration transferred consists of the following (in thousands):

Cash consideration	$312,002
Settlement of preexisting arrangement	(2,584)

Total consideration	$309,418

The property interests acquired included perpetual easements, prepaid operating ground leases, term easements and managed sites for property located under the Company’s communication sites and sites owned by communications service providers and third-party tower operators.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

`	Preliminary Purchase Price Allocation
Current assets (1)(2)	$16,203
Non-current assets (2)	154,817
Property and equipment (3)	340,602
Intangible assets	3,297
Current liabilities	(7,703)
Long-term obligations	(209,321)
Other long-term liabilities	(1,508)

Fair value of net assets acquired	$296,387

Goodwill (4)	13,031

(1)	Includes approximately $0.4 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(2)	Includes prepaid operating leases, term easements and managed sites.
(3)	Includes perpetual easements.
(4)	With the exception of interests in land and perpetual easements, the Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

U.S. Property Interests—Other—On October 21, 2011, the Company acquired approximately 240 property interests in the United States for an aggregate purchase price of $72.6 million. The acquisition includes property interests under the Company’s existing communications sites.

The property interests acquired are located underneath existing communication sites owned or subleased by the Company. The deferred rent liability associated with the underlying ground leases was approximately $4.3 million on the date of acquisition. As a result of the Company’s acquisition of these property interests, the preexisting land leases were considered to be effectively settled. The terms of these land leases were determined to represent fair value at the acquisition date. As such, the Company did not record any gain or loss separately from the acquisition and the $4.3 million unamortized deferred rent liability was included as part of the fair value of consideration transferred.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the consideration transferred consists of the following (in thousands):

Cash consideration	$72,595
Settlement of preexisting arrangement	(4,256)

Total consideration	$68,339

The property interests acquired included perpetual easements, prepaid operating ground leases and term easements for land located under the Company’s communication sites and sites owned by communications service providers and third-party tower operators.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets (1)	$363
Non-current assets (1)	13,394
Property and equipment (2)	47,898
Intangible assets	383

Fair value of net assets acquired	$62,038

Goodwill (3)	6,301

(1)	Includes prepaid operating ground leases, term easements and managed sites.
(2)	Includes perpetual easements.
(3)	With the exception of interests in land and perpetual easements, the Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

Other Transactions

Coltel Transaction—On September 3, 2010, the Company entered into a definitive agreement to purchase the exclusive use rights for towers in Colombia from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”) until 2023, when ownership of the towers will transfer to the Company at no additional cost. Pursuant to that agreement, during the year ended December 31, 2011, the Company completed the purchase of exclusive use rights for 198 towers for approximately $33.3 million, of which $33.2 million was paid during the year ended December 31, 2011. The transaction has been accounted for as a capital lease, with the aggregated purchase price being allocated to property and equipment and non-current assets.

Uganda Transaction—On December 8, 2011, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Uganda (“TowerCo Uganda”). TowerCo Uganda, which will be managed by the Company, will be controlled by a holding company of which a wholly owned American Tower subsidiary will hold a 51% share and a wholly owned MTN Group subsidiary (“MTN Uganda”) will hold a 49% share. The transaction involves the sale of up to approximately 1,000 of MTN Uganda’s existing communications sites to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TowerCo Uganda for an agreed purchase price of up to approximately $175 million, of which the Company will pay up to approximately $89 million for its 51% stake in the holding company. MTN Uganda will be the anchor tenant, on commercial terms, on each of the towers being purchased. The Company also expects that TowerCo Uganda will build approximately 280 additional communications sites for both MTN Uganda and other wireless operators in Uganda over the next three years. The Company expects to close on an initial tranche of towers in the first half of 2012, subject to customary closing conditions.

7.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term financing arrangements consist of the following as of December 31, (in thousands):

	2011	2010
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	$1,750,000
Revolving credit facility (1)	1,000,000	300,000
Term loan (1)	325,000	325,000
Secured Cellular Site Revenue Notes, Series 2010-1 and Series 2010-2	209,321	—
Colombian bridge loan	26,780	—
Colombian short-term credit facility	72,811	72,889
South African facility	84,920	—
Ghana loan	127,466	—
4.50% senior notes	999,313	999,216
5.05% senior notes	699,258	699,186
4.625% senior notes	599,489	599,346
7.00% senior notes	500,000	500,000
5.90% senior notes	499,302	—
7.25% senior notes	295,830	295,420
Notes payable and capital leases	46,818	46,331

Total	7,236,308	5,587,388
Less current portion of long term obligations	(101,816)	(74,896)

Long-term obligations	$7,134,492	$5,512,492

(1)	On January 31, 2012, the Company repaid the $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and $325.0 million of term loan commitments (the “Term Loan”) with proceeds from an unsecured revolving credit facility entered into on April 8, 2011 (the “2011 Credit Facility”) and a new unsecured revolving credit facility entered into on January 31, 2012 (the “2012 Credit Facility”). Therefore, the amounts outstanding at December 31, 2011 have been classified as long-term obligations in the consolidated balance sheet.

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction (the “Securitization”) involving assets related to 5,295 broadcast and wireless communications towers (the “Secured Towers”) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of December 31, 2011, 5,285 Secured Towers are owned by the two special purpose subsidiaries.

The Certificates were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), an indirect wholly owned special purpose subsidiary of the Company.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are restricted for the succeeding month and held by the Trustee and then released. The $38.6 million held in the reserve accounts as of December 31, 2011 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.

Revolving Credit Facility—As of December 31, 2011, the Company had $1.0 billion outstanding under the Revolving Credit Facility and had approximately $3.0 million of undrawn letters of credit outstanding. In March 2008, the Company increased its borrowing under the Revolving Credit Facility using net proceeds from its term loan, as discussed below. On January 31, 2012, the Company repaid and terminated the Revolving Credit Facility with proceeds from the 2011 Credit Facility and the 2012 Credit Facility.

The Revolving Credit Facility had a term of five years and a maturity date of June 8, 2012. Any outstanding principal and accrued but unpaid interest was due and payable in full at maturity. The Revolving Credit Facility could have been paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company had the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Revolving Credit Facility. The interest rate ranged between 0.40% to 1.25% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.25% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of December 31, 2011, the weighted average interest rate of the Revolving Credit Facility was 0.92%. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility was required, ranging from 0.08% to 0.25% per annum, based upon the Company’s debt ratings.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan agreement for the Revolving Credit Facility contained certain reporting, information, financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries, other than those subsidiaries designated thereunder as unrestricted subsidiaries, on a consolidated basis. These included limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens, as well as certain financial maintenance tests. Any failure to comply with the financial maintenance tests and operating covenants of the loan agreement for the Revolving Credit Facility would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could have resulted in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Term Loan—In March 2008, the Company increased its borrowing capacity under its Revolving Credit Facility by adding the Term Loan. As of December 31, 2011, the Term Loan was fully drawn. At closing, the Company received net proceeds of approximately $321.7 million from the Term Loan, which, together with available cash, was used to repay $325.0 million of existing indebtedness under the Revolving Credit Facility. On January 31, 2012, the Company repaid the Term Loan with proceeds from the 2011 Credit Facility and the 2012 Credit Facility.

The Term Loan was governed by the terms of the loan agreement for the Revolving Credit Facility. Consistent with the terms of the Revolving Credit Facility, the borrower under the Term Loan was American Tower Corporation, and the maturity date for the Term Loan was June 8, 2012. Any outstanding principal and accrued but unpaid interest would be due and payable in full at maturity. The Term Loan could have been paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company had the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the Term Loan. The interest rate ranged between 0.50% to 1.50% above the LIBOR rate for LIBOR based borrowings or between 0.00% to 0.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of December 31, 2011, the interest rate of the Term Loan was 1.05%.

2011 Credit Facility—On April 8, 2011, the Company entered into the 2011 Credit Facility with initial commitments of $860.0 million, and on June 16, 2011, the Company received additional commitments of $140.0 million. As a result, as of December 31, 2011, the 2011 Credit Facility allows the Company to borrow up to $1.0 billion. The Company continues to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course.

The 2011 Credit Facility has a term of five years and matures on April 8, 2016. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2011 Credit Facility may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2011 Credit Facility. The interest rate ranges between 1.350% to 2.600% above the LIBOR rate for LIBOR based borrowings or between 0.350% to 1.600% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2011 Credit Facility is required, ranging from 0.250% to 0.550% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the 2011 Credit Facility is 0.350%.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company had not drawn on the 2011 Credit Facility. On January 31, 2012, the Company borrowed $625.0 million under the 2011 Credit Facility, which was used to partially repay the Revolving Credit Facility and Term Loan.

Unison Notes—In connection with the Company’s acquisition of a portfolio of property interests that it leases to communications service providers and other third-party tower operators under approximately 1,810 communications sites in the United States from Unison Holdings, LLC and Unison Site Management II, L.L.C on October 14, 2011, the Company assumed $196.0 million of existing indebtedness with a fair value of $209.3 million under three separate classes of Secured Cellular Site Revenue Notes (the “Unison Notes”) issued by Unison Ground Lease Funding, LLC (the “Unison Issuer”) in a securitization transaction (the “Unison Securitization”). The three classes of Unison Notes bear interest at rates of 5.349%, 6.392% and 9.522%, respectively, with anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.

The Unison Notes are secured by, among other things, liens on approximately 1,470 real property interests owned by two special purpose subsidiaries of the Unison Issuer (together with the Unison Issuer, the “Unison Obligors”) and other related assets. The indenture for the Unison Notes (the “Unison Indenture”) includes certain financial ratios and operating covenants and other restrictions customary for notes subject to rated securitizations. Among other things, the Unison Obligors are restricted from incurring other indebtedness or further encumbering their assets.

Under the terms of the Unison Indenture, the Unison Notes will be paid solely from the cash flows generated by the communications sites subject to the Unison Securitization. The Unison Issuer is required to make monthly payments of interest to holders of the Unison Notes. On a monthly basis, cash flows in excess of amounts needed to make debt service payments and other payments required under the Unison Indenture are to be distributed to the Unison Issuer, which may then be distributed to, and used by, the Company. The Unison Issuer may prepay the Unison Notes in whole or in part at any time subsequent to May 6, 2012, provided such payment is accompanied by applicable prepayment consideration. If the prepayment occurs within six months of the anticipated repayment date, no prepayment consideration is due.

A failure to comply with the covenants in the Unison Indenture could prevent the Unison Obligors from taking certain actions with respect to the property interests subject to the Unison Securitization and a failure to meet certain financial ratio tests could prevent excess cash flow from being distributed to the Unison Issuer. In addition, if the Unison Issuer were to default on the Unison Notes, the trustee could seek to foreclose upon the property interests subject to the Unison Securitization, in which case the Company could lose ownership of the property interests and the revenue associated with those property interests.

As of December 31, 2011, the Company had $196.0 million aggregate principal amount outstanding under the Unison Notes, which at the time of acquisition had a $13.3 million premium recorded as a result of fair value adjustments recognized upon acquisition of property interests from Unison.

Colombian Bridge Loan—In connection with the acquisition of communications sites from Colombia Movil, a subsidiary of the Company entered into a 51.9 billion Colombian Peso-denominated bridge loan in December 2011. As of December 31, 2011, the loan accrued interest at 7.15% and matures on March 22, 2012. As of December 31, 2011, 51.9 billion Colombian Pesos (approximately $26.8 million) were outstanding under this loan.

Colombian Short-Term Credit Facility—In connection with the purchase of the exclusive use rights for towers from Coltel, the Company entered into a 72.8 billion Colombian Peso-denominated short-term credit facility on

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 3, 2010. On November 24, 2010, the Company increased the credit facility to 139.1 billion Colombian Pesos. On July 25, 2011, the Company refinanced this credit facility with a new 141.1 billion Colombian Peso-denominated short-term credit facility. As of December 31, 2011, the facility accrued interest at 7.15%. As of December 31, 2011, 141.1 billion Colombian Pesos (approximately $72.8 million) were outstanding under this credit facility. In January 2012, the maturity date of this facility was extended to April 25, 2012.

South African Facility—In connection with the acquisition of communications sites from Cell C, a local South African subsidiary of the Company borrowed 695.4 million South African Rand under a bridge loan (“Bridge Loan”) in March 2011. In November 2011, the Bridge Loan was refinanced with the proceeds from a South African Rand-denominated credit facility (the “South African Facility”) that allows a local South African subsidiary of the Company (“SA Borrower”) to borrow up to 1.2 billion South African Rand.

The South African Facility generally matures on March 31, 2020, subject to earlier maturity resulting from repayment increases tied either to SA Borrower’s excess cash flows or permitted distributions to SA Borrower’s parent. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The South African Facility generally may not be prepaid in whole or in part during the first twenty-four months from financial close absent prepayment consideration, but may thereafter be prepaid absent such consideration.

Under the terms of the South African Facility, interest is payable quarterly at a rate generally equal to 3.75% per annum, plus the three month Johannesburg Interbank Agreed Rate and a quarterly commitment fee of 0.75% per annum applies to additional available borrowings. As of December 31, 2011, the interest rate of the South African Facility was 9.345%. Borrowings may only be used to repay the Bridge Loan or fund the purchase price for additional communications sites from Cell C.

The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The loan agreement requires that SA Borrower manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the South African Facility. Accordingly, SA Borrower entered into interest rate swap agreements with an aggregate notional value of 350.0 million South African Rand with certain of the lenders under the South African Facility on January 16, 2012.

As of December 31, 2011, 687.0 million South African Rand (approximately $84.9 million) was outstanding under the South African Facility.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group and acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (“ATC Subsidiary”) and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (“MTN Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Ghana. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Subsidiary is eliminated in consolidation and the portion of the loans made by the MTN Subsidiary is reported as outstanding debt of the Company. As of December 31, 2011, an aggregate of $127.5 million was payable to the MTN Subsidiary.

Outstanding Notes—The following is a description of the Company’s outstanding senior notes as of December 31, 2011 and 2010.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.50% Senior Notes—The 4.50% senior notes due 2018 (“4.50% Notes”) were issued during the year ended December 31, 2010 and mature on January 15, 2018, and interest is payable semi-annually in arrears on January 15 and July 15 of each year. The Company may redeem the 4.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture. If the Company undergoes a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 4.50% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 4.50% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

As of December 31, 2011 and 2010, the Company had $999.3 million and $999.2 million net, respectively ($1.0 billion aggregate principal amount) outstanding under the 4.50% Notes. As of December 31, 2011 and 2010, the carrying value includes a discount of $0.7 million and $0.8 million, respectively.

5.05% Senior Notes—The 5.05% senior notes due 2020 (“5.05% Notes”) were issued during the year ended December 31, 2010 and mature on September 1, 2020, and interest is payable semi-annually in arrears on March 1 and September 1 of each year. The Company may redeem the 5.05% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture. If the Company undergoes a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 5.05% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 5.05% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

As of December 31, 2011 and 2010, the Company had $699.3 million and $699.2 million net, respectively ($700.0 million aggregate principal amount) outstanding under the 5.05% Notes. As of December 31, 2011 and 2010, the carrying value includes a discount of $0.7 million and $0.8 million, respectively.

4.625% Senior Notes—The 4.625% senior notes due 2015 (“4.625% Notes”) were issued during the year ended December 31, 2009 and mature on April 1, 2015, and interest is payable semi-annually in arrears on April 1 and October 1 of each year. The Company may redeem the 4.625% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 4.625% Notes contains certain covenants that limit the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to a number of exceptions, including that we may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA, as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 4.625% Notes, it may be required to repurchase all of the 4.625% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 4.625% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2011 and 2010, the Company had $599.5 million and $599.3 million net, respectively ($600.0 million aggregate principal amount) outstanding under the 4.625% Notes. As of December 31, 2011 and 2010, the carrying value includes a discount of $0.5 million and $0.7 million, respectively.

5.90% Senior Notes—The 5.90% senior notes due 2021 (“5.90% Notes”) were issued during the year ended December 31, 2011 and mature on November 1, 2021, and interest is payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem the 5.90% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) abilities to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture. If the Company undergoes a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 5.90% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 5.90% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

As of December 31, 2011, the Company had $499.3 million net ($500 million aggregate principal amount) outstanding under the 5.90% Notes. As of December 31, 2011, the carrying value includes a discount of $0.7 million.

7.00% Senior Notes—The 7.00% senior notes due 2017 (“7.00% Notes”) were issued during the year ended December 31, 2007 and mature on October 15, 2017, and interest is payable semi-annually in arrears on April 15 and October 15 of each year. The Company may redeem the 7.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 7.00% Notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.00% Notes, the Company may be required to repurchase all of the 7.00% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date of repurchase. The 7.00% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2011 and 2010, the Company had $500.0 million outstanding under the 7.00% Notes.

7.25% Senior Notes—The 7.25% senior notes due 2019 (“7.25% Notes”) were issued during the year ended December 31, 2009 and mature on May 15, 2019, and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The Company may redeem the 7.25% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The indenture for the 7.25% Notes contains certain covenants that may restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company may incur liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA as defined in the indenture. If the Company undergoes a change of control and ratings decline (in the event that on, or within 90 days after, an announcement of a change of control, both of the Company’s current investment grade credit ratings cease to be investment grade), each as defined in the indenture for the 7.25% Notes, the Company may be required to repurchase all of the 7.25% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, and additional interest, if any, to but not including the date of repurchase. The 7.25% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

As of December 31, 2011 and 2010, the Company had $295.8 million and $295.4 million net, respectively ($300.0 million aggregate principal amount) outstanding under the 7.25% Notes. As of December 31, 2011 and 2010, the carrying value includes a discount of $4.2 million and $4.6 million, respectively.

Capital Lease Obligations and Notes Payable—The Company’s capital lease obligations and notes payable approximated $46.8 million and $46.3 million as of December 31, 2011 and 2010, respectively. These obligations bear interest at rates ranging from 1.56% to 9.3% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2011, aggregate carrying value of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2012	$101,816
2013	2,231
2014	1,751,555
2015	600,462
2016	752,960
Thereafter	4,020,771

Total cash obligations	7,229,795
Unamortized discounts and premiums, net	6,513

Balance as of December 31, 2011	$7,236,308

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following as of December 31, (in thousands):

	2011	2010
Deferred rent liability	$227,331	$210,302
Unearned revenue	125,472	89,886
Other miscellaneous liabilities (1)	209,343	171,547

Balance as of December 31,	$562,146	$471,735

(1)	December 31, 2010 balance has been revised to reflect purchase accounting measurement period adjustments.

9.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying value of the Company’s asset retirement obligations for years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Beginning balance as of January 1,	$341,838	$247,839
Additions (1)	49,305	72,075
Revisions in estimated timing and cash flows, net of settlements	(70,755)	3,341
Accretion expense	25,671	18,583

Balance as of December 31,	$346,059	$341,838

(1)	December 31, 2010 balance has been revised to reflect purchase accounting measurement period adjustments.

As of December 31, 2011, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.1 billion.

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate protection agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments (interest rate swaps). Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. Such exposure is limited to the current value of the contract at the time the counterparty fails to perform. As of December 31, 2010, the Company held 12 interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its credit facilities. All of the Company’s interest rate swap agreements expired by March 31, 2011. For additional information regarding the Company’s derivative financial instruments, see note 1.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

As of December 31, 2010	Notional Amount	Interest Rate	Term	Carrying Amount and Fair Value
Interest rate swap agreements	$525,000	2.86% – 3.74%	Expiring 2011	$(3,311)

During the years ended December 31, 2011 and 2010, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the consolidated balance sheet and in the consolidated statement of operations (in thousands):

The Year Ended December 31, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (228)	Interest expense	$ (2,205)	N/A	N/A

The Year Ended December 31, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (8,798)	Interest expense	$ (18,294)	N/A	N/A

The Year Ended December 31, 2009
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (14,234)	Interest expense	$ (19,004)	N/A	N/A

In May 2009, the Company entered into a foreign currency exchange contract to hedge the foreign currency exposure associated with its acquisition of XCEL Telecom Private Limited (“XCEL”). The foreign currency exchange contract was not designated as a hedging instrument and was settled upon the completion of the acquisition of XCEL on May 27, 2009. The settlement resulted in a gain of approximately $1.7 million, which was reflected in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2009.

As of December 31, 2011 and 2010, accumulated other comprehensive (loss) income included the following items related to derivative financial instruments (in thousands):

	2011	2010	2009
Deferred loss on the settlement of the treasury rate lock, net of tax	$(4,625)	$(3,354)	$(3,842)
Deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization, net of tax	202	497	866
Unrealized losses related to interest rate swap agreements, net of tax	—	(2,083)	(11,579)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2011, 2010 and 2009, the Company recorded aggregate net unrealized gains of approximately $1.9 million, $9.5 million and $4.8 million, respectively (net of tax provisions of approximately $1.3 million, $6.0 million and $3.0 million, respectively) in accumulated other comprehensive loss for the change in fair value of interest rate swaps designated as cash flow hedges and reclassified $0.1 million into results of operations for the year ended December 31, 2011. The Company is amortizing the deferred loss on the settlement of the treasury rate lock as additional interest expense over the term of the 7.00% Notes, and is amortizing the deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. The Company reclassified an aggregate of $0.1 million (net of income tax provisions of $0.1 million) into results of operations during the years ended December 31, 2011, 2010 and 2009. As a result of the REIT Conversion described in note 1, effective December 31, 2011, the Company reversed the deferred tax assets and liabilities related to the entities operating its REIT activities. Accordingly, approximately $1.8 million of deferred tax assets associated with the deferred loss on the settlement of the treasury rate lock and the deferred gain on the settlement of the interest rate swap agreement entered into in connection with the Securitization were reclassified to other comprehensive income.

On January 16, 2012, the Company entered into interest rate swap agreements with an aggregate notional value of 350.0 million South African Rand with certain lenders under its South African Facility in order to manage the variability in the cash flows related to the forecasted interest payments. These interest rate swaps were designated as hedging instruments at inception.

11.    FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Short-term investments and available-for-sale securities (1)	$22,270			$22,270

Liabilities:
Acquisition-related contingent consideration			$25,617	$25,617

	December 31, 2010
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Short-term investments and available-for-sale securities (1)	$46,428			$46,428

Liabilities:
Interest rate swap agreements (2)		$3,311		$3,311

(1)	Consists of available-for-sale securities traded on active markets as well as certain securities that are highly liquid.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Consists of interest rate swap agreements based on LIBOR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with maturities of three months or less whose cost approximates fair value at December 31, 2011 and 2010.

As of December 31, 2011, there were no interest rate swap agreements outstanding. As of December 31, 2010, the fair value of the Company’s interest rate swap agreements are recorded as liabilities and included in other long-term liabilities in the accompanying consolidated balance sheets. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statement of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach, as determined using Level 3 inputs. During the year ended December 31, 2011, the fair value of the contingent consideration increased as a result of additions of $19.9 million, and changes in fair value of $5.7 million. These increases were partially offset by payments during the year ended December 31, 2011 of $5.7 million.

Items Measured at Fair Value on a Nonrecurring Basis—During the year ended December 31, 2011, long-lived assets held and used with a carrying value of $4,280.8 million were written down to their net realizable value, resulting in an asset impairment charge of $9.0 million. During the year ended December 31, 2010, long-lived assets held and used with a carrying value of $3,554.3 million were written down to their net realizable value resulting in an asset impairment charge of $12.2 million. These adjustments were determined by comparing the estimated proceeds from sales of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including current portion, reasonably approximate the related fair values as of December 31, 2011 and 2010. The Company’s estimates of fair value of its long-term obligations, including current portion, are based primarily upon reported market values. As of December 31, 2011, the carrying value and fair value of long-term obligations, including current portion, were $7.2 billion and $7.5 billion, respectively. As of December 31, 2010, the carrying value and fair value of long-term obligations, including current portion, were $5.6 billion and $5.8 billion, respectively.

12.    INCOME TAXES

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2011 will file, a consolidated United States federal tax return, which includes all of its wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2012, the Company intends to file as a REIT, and its domestic TRSs intend to file as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2011	2010	2009
Current:
Federal	$(14,069)	$—	$(6,508)
State	(19,346)	(6,090)	(5,623)
Foreign	(34,813)	11,928	(13,654)
Deferred:
Federal	(81,685)	(191,393)	(156,282)
State	(12,001)	(14,446)	(8,412)
Foreign	36,834	17,512	7,914

Income tax provision	$(125,080)	$(182,489)	$(182,565)

The income tax provision for the year ended December 31, 2011 is net of the deferred tax benefit due to the REIT Conversion of approximately $121 million.

The domestic and foreign components of income from continuing operations before income taxes and income on equity method investments were as follows for the years ended December 31, (in thousands):

	2011	2010	2009
United States	$608,936	$536,188	$407,112
Foreign	(102,041)	19,837	14,375

Total	$506,895	$556,025	$421,487

For the year ended December 31, 2011, the Company recorded an income tax expense of $125.1 million, net of a benefit due to the adjustment of approximately $121 million in deferred tax liabilities (net of deferred tax assets) the values of which were reduced as a result of its REIT Conversion. A reconciliation between the U.S. statutory rate and the effective rate from continuing operations was as follows for the years ended December 31:

	2011	2010	2009
Statutory tax rate	35%	35%	35%
State taxes, net of federal benefit	6	3	3
Non-deductible stock compensation	—	1	1
Foreign taxes	5	—	3
Changes in uncertain tax positions	1	(2)	(4)
Foreign currency losses	1	—	3
Audit settlement	—	—	2
Reorganization of financing entity	—	(6)	—
Deferred tax adjustment due to REIT Conversion	(24)	—	—
Other	1	2	—

Effective tax rate	25%	33%	43%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset and related valuation allowance are as follows as of December 31, (in thousands):

	2011	2010
Current assets:
Allowances, accruals and other items not currently deductible	$17,673	$13,165
Net operating loss carryforwards	16,279	173,062
Current deferred liabilities	(17,345)	(9,044)

Subtotal	16,607	177,183
Less: Valuation allowance	(517)	(13,491)

Net short-term deferred tax assets	$16,090	$163,692

Long-term items:
Assets:
Net operating loss carryforwards	48,962	157,869
Basis step-up from corporate restructuring and tax planning strategies	—	22,123
Accrued asset retirement obligations	50,131	98,519
Stock-based compensation	26,993	23,428
Deferred revenue	20,896	77,564
Items not currently deductible and other	27,396	148,709
Depreciation and amortization	31,264
Liabilities:
Depreciation and amortization	—	(372,117)
Deferred rent	(9,987)	(88,623)
Other	(2,031)	(42,354)

Subtotal	193,624	25,118
Less: Valuation allowance	(5,321)	(34,716)

Net long-term deferred tax assets (liabilities)	$188,303	$(9,598)

The valuation allowance decreased from $48.2 million as of December 31, 2010 to $5.8 million as of December 31, 2011. The decrease was primarily due to the adjustment of deferred tax assets and related valuation allowance for assets and liabilities of REIT operations no longer subject to federal income taxes at the REIT level, which had the effect of valuing these assets and liabilities at an expected rate of 0%.

At December 31, 2011, the Company has provided a valuation allowance of approximately $5.8 million which primarily relates to foreign items. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The recoverability of the Company’s net deferred tax asset has been assessed utilizing projections based on its current operations. Accordingly, the recoverability of the net deferred tax asset is not dependent on material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, management believes that the net deferred tax asset will be realized.

The Company’s deferred tax assets as of December 31, 2011 and 2010 in the table above do not include $3.0 million and $122.1 million, respectively, of excess tax benefits from the exercises of employee stock options that

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are a component of net operating losses as these benefits can only be recognized when the related tax deduction reduces income taxes payable. If these benefits had been fully recognized in 2011, total stockholders’ equity as of December 31, 2011 would have increased by $130.0 million.

At December 31, 2011, the Company had net federal, state, and foreign operating loss carryforwards available to reduce future taxable income, including losses related to employee stock options of approximately $0.3 billion. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2012 to 2016	$—	$109,343	$1,986
2017 to 2021	—	422,806	3,675
2022 to 2026	795,217	581,732	—
2027 to 2031	382,416	110,073	—
Indefinite carryforward	—	—	169,707

Total	$1,177,633	$1,223,954	$175,368

In addition, the Company has Mexican tax credits of $3.3 million which if not utilized would expire in 2017.

As of December 31, 2011 and 2010, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $34.5 million and $33.0 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2011	2010	2009
Balance at January 1	$79,012	$87,975	$94,076
Additions based on tax positions related to the current year	1,801	10,101	5,640
Additions for tax positions of prior years	16,520	11,109	592
Reductions for tax positions of prior years	(54,430)	(30,855)	—
Foreign currency	(3,550)	735	905
Settlements with tax authorities	—	—	(2,999)
Reduction as a result of the lapse of statute of limitations	(467)	(53)	(10,239)

Balance at December 31,	$38,886	$79,012	$87,975

Balance at December 31, net of cash advances	$38,886	$79,012	$87,975

During the years ended December 31, 2011, 2010 and 2009, the statute of limitations on certain unrecognized tax benefits lapsed, which resulted in a decrease of $0.5 million, $0.05 million and $10.2 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

During the years ended December 31, 2011 and 2010, the Company recorded penalties and tax-related interest expense to the tax provision of $9.1 million and $2.3 million. During the year ended December 31, 2009, the Company recorded penalties and tax-related interest income of $14.1 million. As of December 31, 2011 and 2010, the total unrecognized tax benefits included in other long-term liabilities in the consolidated balance sheets were $36.6 million and $26.0 million, respectively. As of December 31, 2011 and 2010, the total amount of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrued income tax-related interest and penalties included in other long-term liabilities in the consolidated balance sheets were $31.5 million and $18.0 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2011 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign net operating losses, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or expired. The U.S. federal income tax examinations for tax years 2004 and 2005 were concluded during the year ended December 31, 2009. Upon conclusion of the examinations, the Company recognized additional income tax expense of $10.0 million relating to the disallowance of certain deductions, which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 2009.

The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2011.

13.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation of $47.4 million, $52.6 million and $60.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Stock-based compensation for the years ended December 31, 2011 and 2009 included $3.0 million and $6.9 million, respectively, related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company capitalized $3.1 million of stock-based compensation expense as property and equipment during the year ended December 31, 2011 and did not capitalize any stock-based compensation expense for the years ended December 31, 2010 and 2009.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. Under the 2007 Equity Incentive Plan (“2007 Plan”), which provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards, exercise prices in the case of non-qualified and incentive stock options are not less than the fair market value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and generally expire ten years from the date of grant. As of December 31, 2011, the Company had the ability to grant stock-based awards with respect to an aggregate of 20.4 million shares of common stock under the 2007 Plan.

Stock Options—The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The risk-free treasury rate is based on the U.S. Treasury yield approximating the estimated life in effect at the accounting measurement date. The expected life (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of Company employees. The expected volatility was based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend was based upon the mid-point of the Company’s expected future dividend yield. This dividend yield was applied only to those stock options granted subsequent to the Company’s announcement in November 2011 of the Pre-REIT Distribution and stockholder approval of the merger.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to apply this pricing model are as follows:

	2011	2010	2009
Range of risk-free interest rate	0.90% – 2.24%	1.41% – 2.39%	1.41% – 2.04%
Weighted average risk-free interest rate	1.97%	2.35%	1.71%
Expected life of option grants	4.50 years	4.60 years	4.00 years
Range of expected volatility of underlying stock price	36.89% – 38.13%	37.11% – 37.48%	36.00% – 36.63%
Weighted average expected volatility of underlying stock price	36.98%	37.14%	36.23%
Weighted average expected annual dividends	0.03%	N/A	N/A

The weighted average grant date fair value per share during the years ended December 31, 2011, 2010 and 2009 was $17.18, $15.03 and $8.90, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $54.6 million, $62.7 million and $40.1 million, respectively. As of December 31, 2011, total unrecognized compensation expense related to unvested stock options was approximately $27.1 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $82.1 million during the year ended December 31, 2011. During the year ended December 31, 2011, the Company realized approximately $6.8 million of state tax benefits from the exercise of stock options.

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2011	7,962,566	$33.96
Granted	1,133,679	51.23
Exercised	(2,509,737)	32.72
Forfeited	(205,814)	38.94
Expired	(4,450)	25.13

Outstanding as of December 31, 2011	6,376,244	$37.36	6.18	$144.42

Exercisable as of December 31, 2011	3,655,779	$33.69	4.90	$96.21
Vested or expected to vest as of December 31, 2011	6,376,205	$37.36	6.18	$144.42

The following table sets forth information regarding options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,469,283	$ 1.55 — $28.39	$23.71	5.08	883,289	$20.70
1,667,246	31.06 — 37.52	34.50	4.82	1,578,906	34.66
948,050	37.65 — 42.95	39.33	5.22	660,137	39.85
1,150,997	43.08 — 44.92	43.61	7.30	497,810	44.28
971,045	47.25 — 50.78	50.72	9.18	30,647	50.62
169,623	51.03 — 58.60	53.79	9.42	4,990	51.03

6,376,244	$ 1.55 — $58.60	$37.36	6.18	3,655,779	$33.69

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units—During the year ended December 31, 2011, the Company granted restricted stock units with respect to 0.9 million shares of its common stock pursuant to the 2007 Plan. Restricted stock units typically vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair market value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2011:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2011	2,200,225	$36.41
Granted	917,578	51.22
Vested	(743,708)	35.96
Forfeited	(176,635)	40.88

Outstanding as of December 31, 2011	2,197,460	$42.39

Expected to vest, net of estimated forfeitures, as of December 31, 2011	2,125,529	$42.26

The total fair value of restricted stock units which vested during the year ended December 31, 2011 was $38.1 million.

As of December 31, 2011, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $63.1 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, shares of the Company’s common stock may be purchased during bi-annual offering periods at 85% of the lower of the fair market value on the first or the last day of each offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2011, 2010 and 2009 offering periods employees purchased 79,049, 75,354 and 77,509 shares, respectively, at weighted average prices per share of $44.56, $34.16 and $23.91, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s common stock. The weighted average fair value for the ESPP shares purchased during 2011, 2010 and 2009 was $12.18, $9.43 and $6.65, respectively. At December 31, 2011, 3.6 million shares remain reserved for future issuance under the plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to apply this pricing model for the years ended December 31, are as follows:

	2011	2010	2009
Range of risk-free interest rate	0.11% – 0.20%	0.22% – 0.23%	0.29% – 0.44%
Weighted average risk-free interest rate	0.16%	0.22%	0.38%
Expected life of shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price	33.96% – 34.55%	35.26% – 35.27%	35.31% – 36.63%
Weighted average expected volatility of underlying stock price	34.28%	35.26%	35.83%
Weighted average expected annual dividends	N/A	N/A	N/A

14.    STOCKHOLDERS’ EQUITY

Warrants—In August 2005, the Company completed its merger with SpectraSite, Inc. and assumed outstanding warrants to purchase shares of SpectraSite, Inc. common stock. As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s common stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of the Company’s common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of common stock. These warrants expired on February 10, 2010. No warrants were outstanding at December 31, 2011 and 2010, and warrants for 1.7 million shares of common stock were outstanding at December 31, 2009.

Stock Repurchase Programs—During the year ended December 31, 2011, the Company continued to repurchase shares of its common stock pursuant to its publicly announced stock repurchase programs.

In February 2008, the Company’s Board of Directors approved the $1.5 billion stock repurchase program (“2008 Buyback”). In July 2011, the Company ceased making repurchases under the 2008 Buyback and does not expect to make any additional repurchases under the 2008 Buyback in the future. In March 2011, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.5 billion of common stock (“2011 Buyback”).

During the year ended December 31, 2011, the Company repurchased 8.1 million shares of its common stock for an aggregate of $423.9 million, including commissions and fees, pursuant to the 2008 Buyback and the 2011 Buyback. As of December 31, 2011, the Company had repurchased 34.5 million shares of common stock for an aggregate of $1,411.6 million, including commissions and fees, pursuant to the 2008 Buyback, and 3.4 million shares of common stock for an aggregate of $181.2 million, including commissions and fees, pursuant to the 2011 Buyback.

Between January 1, 2012 and February 6, 2012, the Company repurchased an additional 37,900 shares of its common stock for an aggregate of $2.3 million, including commissions and fees pursuant to the 2011 Buyback. As a result, as of February 6, 2012, the Company had repurchased a total of 3.5 million shares of its common stock under the 2011 Buyback for an aggregate of $183.5 million, including commissions and fees. The Company expects to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the near term, the Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback are subject to the Company having available cash to fund repurchases.

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

15.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS

During the years ended December 31, 2011, 2010 and 2009, the Company recorded impairments and net loss on sale of long-lived assets (primarily related to its domestic rental and management segment) of $17.4 million, $16.7 million and $12.6 million, respectively. Included in these amounts are impairment charges to write down certain assets to net realizable value after an indicator of impairment had been identified of approximately $9.0 million, $12.2 million and $12.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Also included in these amounts are net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $8.4 million, $4.5 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

16. EARNINGS PER COMMON SHARE

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 17).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth basic and diluted income from continuing operations per common share computational data for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share data):

	2011	2010	2009
Income from continuing operations attributable to American Tower Corporation	$396,462	$372,906	$238,416

Effect of convertible notes	—	—	1,734

Income available to common stockholders, as adjusted for diluted earnings	$396,462	$372,906	$240,150

Basic weighted average common shares outstanding	395,711	401,152	398,375
Dilutive securities:
Stock options, warrants and convertible notes	4,484	2,920	8,573

Diluted weighted average common shares outstanding	400,195	404,072	406,948

Basic income from continuing operations attributable to American Tower Corporation per common share	$1.00	$0.93	$0.60

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.99	$0.92	$0.59

For the years ended December 31, 2010 and 2009, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 0.1 million and 1.2 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the weighted average number of common shares outstanding excludes stock options and share based awards of 0.9 million, 1.1 million and 9.5 million, respectively, as the effect would be anti-dilutive.

17.     COMMITMENTS AND CONTINGENCIES

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

SEC Subpoena—On June 2, 2011, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to the Company’s tax accounting and reporting. While the Company believes this investigation may in part relate to a former employee’s complaints received in the past, which the Company previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, the Company cannot at this time predict the scope or the outcome of this investigation. The Company understands that its independent registered public accounting firm and one of its consultants have also received subpoenas primarily related to the Company’s tax accounting and reporting during this period and its investigation into this complaint. The Company has cooperated and intends to continue to cooperate fully with the SEC with respect to its investigation.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, the Company filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case will be returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier by the primary defendant in the case or SCI. Any judgment of the court in Mexico against SCI would need to be enforced in the United States. As a result, at this stage of the proceeding, the Company is unable to determine whether the trial court in Mexico will assess damages against SCI and whether any such damages would be enforceable in the United States.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$303,281
2013	293,023
2014	288,867
2015	282,793
2016	270,452
Thereafter	2,609,470

Total	$4,047,886

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2011, 2010 and 2009 approximated $366.1 million, $300.0 million and $275.1 million, respectively.

Future minimum payments under capital leases in effect at December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$5,429
2013	5,120
2014	4,418
2015	3,294
2016	3,417
Thereafter	167,457

Total minimum lease payments	189,135
Less amounts representing interest	(142,317)

Present value of capital lease obligations	$46,818

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant. In the United States, initial terms for television and radio broadcast leases typically range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. In Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa, the Company’s typical tenant leases have an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the tenant.

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$2,176,443
2013	2,140,173
2014	2,131,105
2015	2,127,179
2016	1,920,299
Thereafter	8,001,788

Total	$18,496,987

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $497.0 million as of December 31, 2011, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $67.1 million as of December 31, 2011. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at December 31, 2011 would be valued at approximately $82.0 million.

Guarantees and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular lease. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2011, is not aware of any agreements that could result in a material payment.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31 are as follows (in thousands):

	December 31,
	2011	2010	2009
Supplemental cash flow information:
Cash paid during the period for interest	$274,234	$219,408	$242,649
Cash paid during the period for income taxes (net of refunds)	53,909	36,381	40,214
Non-cash investing and financing activities:
Conversion of convertible notes (excluding loss on retirement)	—	—	160,331
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	8,507	11,253	(6,555)
Purchases of property, plant and equipment under capital leases	6,800	2,200	2,215
Fair value of debt assumed through acquisitions	209,321	—	—

19.    BUSINESS SEGMENTS

The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies. This business is referred to as the Company’s rental and management operations. The Company’s rental and management operations are comprised of domestic and international segments:

•	Domestic: consisting of rental and management operations in the United States; and

•	International: consisting of rental and management operations in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa.

The Company has applied the aggregation criteria to operations within the international rental and management operating segments on a basis consistent with management’s review of information and performance evaluation.

The Company’s network development services segment offers tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support its site leasing business and the addition of new tenants and equipment on its sites. The network development services segment is a strategic business unit that offers different services from the rental and management operating segments and requires different resources, skill set and marketing strategies.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, net income attributable to noncontrolling interest, income on equity method investments, income taxes and discontinued operations. The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2011, 2010 and 2009 is shown in the tables below. The Other column below represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense included in costs of operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other (expense) income, as well as reconciles segment operating profit to income before income taxes, noncontrolling interest and income on equity method investments that are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2011	Domestic	International
	(in thousands)
Segment revenues	$1,744,260	$641,925	$2,386,185	$57,347		$2,443,532
Segment operating expenses (1)	353,458	235,709	589,167	29,460		618,627
Interest income, TV Azteca, net	—	14,214	14,214	—		14,214

Segment gross margin	1,390,802	420,430	1,811,232	27,887		1,839,119

Segment selling, general, administrative and development expense (1)	77,041	82,106	159,147	7,864		167,011

Segment operating profit	$1,313,761	$338,324	$1,652,085	$20,023		$1,672,108

Stock-based compensation expense					$47,437	47,437
Other selling, general, administrative and development expense					76,705	76,705
Depreciation, amortization and accretion					555,517	555,517
Other expense (principally interest expense and other (expense) income)					485,554	485,554

Income from continuing operations before income taxes and income on equity method investments						$506,895

Capital expenditures	$325,264	$178,826	$504,090	$—	$18,925	$523,015

Goodwill	$2,243,950	$559,317	$2,803,267	$2,000	$—	$2,805,267

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.3 million and $45.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2010	Domestic	International
	(in thousands)
Segment revenues	$1,565,474	$370,899	$1,936,373	$48,962		$1,985,335
Segment operating expenses	325,360	122,269	447,629	26,957		474,586
Interest income, TV Azteca, net	—	14,212	14,212	—		14,212

Segment gross margin	1,240,114	262,842	1,502,956	22,005		1,524,961

Segment selling, general, administrative and development expense (1)	62,295	45,877	108,172	6,312		114,484

Segment operating profit	$1,177,819	$216,965	$1,394,784	$15,693		$1,410,477

Stock-based compensation expense					$52,555	52,555
Other selling, general, administrative and development expense					62,730	62,730
Depreciation, amortization and accretion					460,726	460,726
Other expense (principally interest expense and other (expense) income)					278,441	278,441

Income from continuing operations before income taxes and income on equity method investments						$556,025

Capital expenditures	$260,739	$68,827	$329,566	$5,496	$11,602	$346,664

Goodwill (2)	$2,224,497	$287,410	$2,511,907	$—	$—	$2,511,907

(1)	Segment selling, general, administrative and development expense excludes stock-based compensation expense of $52.6 million.
(2)	Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2009	Domestic	International
	(in thousands)
Segment revenues	$1,408,352	$260,068	$1,668,420	$55,694		$1,724,114
Segment operating expenses	312,002	71,988	383,990	32,385		416,375
Interest income, TV Azteca, net	—	14,210	14,210	—		14,210

Segment gross margin	1,096,350	202,290	1,298,640	23,309		1,321,949

Segment selling, general, administrative and development expense (1)	55,635	30,551	86,186	5,816		92,002

Segment operating profit	$1,040,715	$171,739	$1,212,454	$17,493		1,229,947

Stock-based compensation expense					$60,670	60,670
Other selling, general, administrative and development expense					49,022	49,022
Depreciation, amortization and accretion					414,619	414,619
Other expense (principally interest expense and other (expense) income)					284,149	284,149

Income from continuing operations before income taxes and income on equity method investments						$421,487

Capital expenditures	$148,071	$87,397	$235,468	$7,272	$7,522	$250,262

Goodwill	$2,190,591	$59,947	$2,250,538	$—	$—	$2,250,538

(1)	Segment selling, general, administrative and development expense excludes stock-based compensation expense of $60.7 million.

Additional information relating to the total assets of the Company’s operating segments for the years ended December 31, is as follows (in thousands):

	December 31,
	2011	2010 (1)
Domestic rental and management	$7,791,708	$7,083,652
International rental and management (2)	3,930,163	2,093,862
Network development services	33,941	36,763
Other	476,618	1,155,807

	$12,232,430	$10,370,084

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.

The Other line item above includes corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized geographic information related to the Company’s operating revenues and long-lived assets (property and equipment, net, goodwill and other intangible assets, net) as of and for the years ended December 31, is as follows (in thousands):

	December 31,
	2011	2010	2009
Operating Revenues:
United States	$1,801,608	$1,614,436	$1,463,744
International:
Brazil	177,526	104,922	85,013
Chile	7,380	735	—
Colombia	13,690	1,553	—
Ghana	41,464	—	—
India	170,680	98,799	22,236
Mexico	183,174	164,039	153,121
Peru	4,546	851	—
South Africa	43,464	—	—

Total international	641,924	370,899	260,370

Total operating revenues	$2,443,532	$1,985,335	$1,724,114

	December 31,
	2011	2010(2)
Long-Lived Assets (1):
United States	$6,991,854	$6,566,162
International (3):
Brazil	669,513	242,923
Chile	177,789	25,656
Colombia	301,419	157,792
Ghana	429,168	—
India	671,091	804,985
Mexico	535,123	215,106
Peru	63,956	68,623
South Africa	200,782	—

Total international	3,048,841	1,515,085

Total long-lived assets	$10,040,695	$8,081,247

(1)	Includes property, plant and equipment, goodwill and other intangible assets.
(2)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(3)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.

For the year ended December 31, 2011, three tenants within the domestic and international rental and management segments and network development services segment accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 20% of revenues, Sprint Nextel, which accounted for approximately 14% of revenues, and Verizon Wireless, which accounted for approximately 12% of revenues.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2010, three tenants within the domestic and international rental and management segments and network development services segment accounted for 10% or more of the Company’s consolidated operating revenues: AT&T Mobility, which accounted for approximately 20% of revenues, Sprint Nextel, which accounted for approximately 16% of revenues, and Verizon Wireless, which accounted for approximately 15% of revenues.

20.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011, 2010, and 2009, the Company had no significant related party transactions.

21.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2011:
Operating revenues	$562,695	$597,235	$630,403	$653,199	$2,443,532
Cost of operations (1)	135,328	151,077	168,933	165,618	620,956
Operating income	218,300	225,789	228,305	247,738	920,132
Net income (loss)	91,961	113,171	(19,726)	196,434	381,840
Net income (loss) attributable to American Tower Corporation	91,842	115,211	(15,701)	205,110	396,462
Basic net income (loss) per common share	0.23	0.29	(0.04)	0.52	1.00
Diluted net income (loss) per common share	0.23	0.29	(0.04)	0.52	0.99

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2010:
Operating revenues	$454,434	$469,937	$513,322	$547,642	$1,985,335
Cost of operations (1)	106,469	112,199	122,973	132,945	474,586
Operating income	178,849	188,716	213,372	203,441	784,378
Net income	96,483	99,819	93,601	83,703	373,606
Net income attributable to American Tower Corporation	96,318	99,665	93,439	83,514	372,936
Basic net income per common share	0.24	0.25	0.23	0.21	0.93
Diluted net income per common share	0.24	0.25	0.23	0.21	0.92

(1)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and other operating expense.

22.     SUBSEQUENT EVENTS

2012 Credit Facility—On January 31, 2012, the Company entered into the 2012 Credit Facility that allows the Company to borrow up to $1.0 billion. At closing, the Company borrowed $700.0 million under the 2012 Credit Facility, which was used, together with borrowings under the 2011 Credit Facility, to repay the Revolving Credit Facility and Term Loan. The Company will maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or the LIBOR rate as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above the LIBOR rate for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.625% and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(5)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(6)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(7)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(8)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 7, 2007;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2008;

(11)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(13)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(14)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(15)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2009;

(16)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(17)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(18)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(19)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010;

(20)	Current Report on Form 8-K (File No. 001-14195) filed on March 16, 2011;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 5, 2011;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(23)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011; and

(24)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(3)

2.2	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1(22)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware effective as of December 31, 2011	3.1(24)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2(24)

3.3	Amended and Restated By-Laws of the Company, adopted effective as of December 31, 2011	3.3(24)

4.1	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(9)

4.2	Indenture dated as of June 10, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1(14)

4.3	Indenture dated as of October 20, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee for the 4.625% Senior Notes due 2015	10.1(15)

4.4	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(17)

4.5	Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.05% Senior Notes due 2020	4(18)

4.6	Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 4.50% Senior Notes due 2018	4.1(19)

4.7	Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.90% Senior Notes due 2021	4.1(23)

4.8	First Supplemental Indenture, dated as of December 2, 2008, to Indenture dated as of October 1, 2007, by and between the Company and the Bank of New York Mellon Trust Company N.A. as Trustee, for the 7.00% Senior Notes due 2017	Filed herewith as Exhibit 4.8

4.9	Second Supplemental Indenture, dated as of December 30, 2011, to Indenture dated as of October 1, 2007, with respect to the 7.000% Senior Notes of the Company’s predecessor prior to the REIT Conversion (the “Predecessor Registrant”), by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(24)

4.10	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of June 10, 2009, with respect to the Predecessor Registrant’s 7.25% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.4(24)

Exhibit No.	Description of Document	Exhibit File No.

4.11	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of October 20, 2009 with respect to the Predecessor Registrant’s 4.625% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.5(24)

4.12	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.6(24)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (5)*

10.2	Form of Incentive Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(2) (5)*

10.3	Form of Nonqualified Stock Option Agreement Pursuant to the American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(3) (5)*

10.4	Form of Amendment to Stock Option Agreements	(a)(1)(i) (5)*

10.5	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5(16)*

10.6	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.7	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.8	American Tower Corporation 2007 Equity Incentive Plan	Annex A (6)*

10.9	Form of Notice of Grant of Incentive Stock Option and Option Agreement Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2(7)*

10.10	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.3(7)*

10.11	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(7)*

10.12	Form of Restricted Stock Unit Agreement (U.S.) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.12*

10.13	Form of Restricted Stock Unit Agreement (International) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.13*

10.14	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(4)*

10.15	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(11)*

10.16	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(2)

Exhibit No.	Description of Document	Exhibit File No.

10.17	Loan and Security Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender	10.1(8)

10.18	Management Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager	10.2 (8)

10.19	Cash Management Agreement, dated as of May 4, 2007, among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(8)

10.20	Trust and Servicing Agreement, dated as of May 4, 2007, among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee	10.4(8)

10.21	Loan Agreement, dated as of June 8, 2007, among the Company, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.6(8)

10.22	Registration Rights Agreement, dated as of October 1, 2007, by and among the Company and the Initial Purchasers named therein with respect to the 7.00% Senior Notes due 2017	10.3(9)

10.23	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(1)

10.24	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(1)

10.25	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.26	Notice of Incremental Facility Commitment, dated as of March 24, 2008	10.1(10)

10.27	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(c) of Current Report on Form 8-K (File No. 001-14195) filed on March 16, 2011)	*

10.28	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7(13)**

10.29	Letter Agreement, dated as of February 20, 2009, by and between the Company and Thomas A. Bartlett	10.1(12)*

10.30	Form of Waiver and Termination Agreement	10.4(12)

Exhibit No.	Description of Document	Exhibit File No.

10.31	Registration Rights Agreement dated June 10, 2009 by and between the Company, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc. with respect to the 7.25% Senior Notes due 2019	10.2(14)

10.32	Registration Rights Agreement dated October 20, 2009 by and between the Company, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated with respect to the 4.625% Senior Notes due 2015	10.2(15)

10.33	American Tower Corporation Severance Plan, as amended	10.35(16)*

10.34	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36 (16)*

10.35	Letter Agreement, dated as of March 11, 2011 by and between the Company and Steven C. Marshall	10.1 (20)

10.36	Loan Agreement, dated as of April 8, 2011, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Barclays Bank plc and JPMorgan Chase Bank, N.A., as Issuing Banks, Barclays Capital, as Syndication Agent and the several other lenders that are parties thereto	10.1 (21)

10.37	Assumption Agreement, dated as of December 30, 2011, among the Company, the Predecessor Registrant and Toronto Dominion (Texas) LLC, relating to the Loan Agreement, dated as of June 8, 2007, among American Tower Corporation, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.1 (24)

10.38	Loan Agreement, dated as of January 31, 2012, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, CitiBank, N.A., The Royal Bank of Scotland plc and TD Securities (USA) LLC, as Co-Syndication Agents, J.P. Morgan Securities LLC, TD Securities (USA) LLC, CitiGroup Global Markets Inc. and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank plc, Morgan Stanley MUFG Loan Partners, LLC, Mizuho Corporate Bank, Ltd. and RBC Capital Markets, as Joint Bookrunners and the several other lenders that are parties thereto	Filed herewith as Exhibit 10.38

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

Exhibit No.	Description of Document	Exhibit File No.

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

101

The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):

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