Form 10-Q
period 2012-03-31
AMERICAN TOWER CORP /MA/
filed 2012-05-03
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of April 24, 2012, there were 394,585,322 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$471,258	$330,191
Restricted cash	56,338	42,775
Short-term investments and available-for-sale securities	32,817	22,270
Accounts receivable, net	105,120	100,971
Prepaid and other current assets	279,518	317,698
Deferred income taxes	30,318	29,596

Total current assets	975,369	843,501

PROPERTY AND EQUIPMENT, net	5,006,647	4,881,000
GOODWILL	2,767,516	2,726,376
OTHER INTANGIBLE ASSETS, net	2,523,354	2,465,148
DEFERRED INCOME TAXES	233,646	209,863
DEFERRED RENT ASSET	651,476	609,529
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	480,198	494,272

TOTAL	$12,638,206	$12,229,689

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$226,283	$215,366
Accrued expenses	336,094	304,208
Distribution payable	82,907	—
Accrued interest	73,728	65,729
Current portion of long-term obligations	127,316	101,816
Unearned revenue	92,939	93,099

Total current liabilities	939,267	780,218

LONG-TERM OBLIGATIONS	7,161,126	7,134,492
ASSET RETIREMENT OBLIGATIONS	368,959	344,180
OTHER LONG-TERM LIABILITIES	582,451	560,657

Total liabilities	9,051,803	8,819,547

COMMITMENTS AND CONTINGENCIES EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value, 1,000,000,000 shares authorized, 394,677,281 and 393,642,079 shares issued, and 394,598,281 and 393,642,079 shares outstanding, respectively	3,946	3,936
Additional paid-in capital	4,917,255	4,903,800
Distributions in excess of earnings	(1,339,627)	(1,477,899)
Accumulated other comprehensive loss	(97,682)	(142,617)
Treasury stock (79,000 and 0 shares at cost, respectively)	(4,924)	—

Total American Tower Corporation equity	3,478,968	3,287,220
Noncontrolling interest	107,435	122,922

Total equity	3,586,403	3,410,142

TOTAL	$12,638,206	$12,229,689

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Rental and management	$683,990	$546,655
Network development services	12,527	16,040

Total operating revenues	696,517	562,695

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below)
Rental and management (including stock-based compensation expense of $197 and $0, respectively)	163,724	127,859
Network development services (including stock-based compensation expense of $264 and $0, respectively)	7,261	7,469
Depreciation, amortization and accretion	149,655	131,231
Selling, general, administrative and development expense (including stock-based compensation expense of $12,584 and $12,358, respectively)	79,584	66,132
Other operating expenses	21,847	11,704

Total operating expenses	422,071	344,395

OPERATING INCOME	274,446	218,300

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371 and $372, respectively	3,543	3,499
Interest income	2,253	2,304
Interest expense	(95,117)	(74,427)
Loss on retirement of long-term obligations	(398)	—
Other income (including unrealized foreign currency gains of $55,838 and $16,178, respectively)	52,861	13,707

Total other expense	(36,858)	(54,917)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	237,588	163,383
Income tax provision	(27,248)	(71,423)
Income on equity method investments	18	1

NET INCOME	210,358	91,961
Net loss (income) attributable to noncontrolling interest	10,948	(119)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$221,306	$91,842

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation	$0.56	$0.23

Diluted net income attributable to American Tower Corporation	$0.56	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	393,885	397,768

Diluted	398,453	401,899

DISTRIBUTIONS DECLARED PER SHARE	$0.21	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$210,358	$91,961
Other comprehensive (loss) income:
Net change in fair value of cash flow hedges, net of tax	(383)	1,977
Reclassification of unrealized gains (losses) on cash flow hedges to net income, net of tax	48	136
Net unrealized loss on available-for-sale securities, net of tax	—	(60)
Reclassification of unrealized gain (losses) on available-for-sale securities to net income	495	—
Foreign currency translation adjustments	36,909	14,310

Other comprehensive income	37,069	16,363

Comprehensive income	247,427	108,324

Comprehensive loss (income) attributable to non-controlling interest	18,814	(119)

Comprehensive income attributable to American Tower Corporation	$266,241	$108,205

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,358	$91,961
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	13,045	12,358
Depreciation, amortization and accretion	149,655	131,231
Other non-cash items reflected in statements of operations	(28,342)	53,335
Increase in net deferred rent asset	(28,789)	(22,704)
Increase in restricted cash	(13,490)	(7,444)
Decrease (increase) in assets	55,126	(13,486)
Increase in liabilities	44,454	38,565

Cash provided by operating activities	402,017	283,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(121,032)	(97,901)
Payments for acquisitions, net of cash acquired	(159,403)	(617,348)
Proceeds from sale of short-term investments, available-for-sale securities and other long-term assets	1,095	49,189
Payments for short-term investments	(10,085)	(12,037)
Deposits, restricted cash, investments and other	(1,871)	3,567

Cash used for investing activities	(291,296)	(674,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	17,127	101,129
Borrowings under credit facilities	1,325,000	—
Proceeds from issuance of senior notes	698,670	—
Proceeds from other long-term borrowings	16,676	—
Repayments of notes payable, credit facilities and capital leases	(2,018,847)	(126,669)
Net contributions from noncontrolling interest holders	3,327	6,589
Purchases of common stock	(20,665)	(127,723)
Proceeds from stock options	15,615	10,173
Deferred financing costs and other financing activities	(9,463)	(1,025)

Cash provided by (used for) financing activities	27,440	(137,526)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	2,906	7,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,067	(521,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	330,191	883,963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$471,258	$362,823

NET CASH (RECEIVED) PAID FOR INCOME TAXES	$(897)	$13,477

CASH PAID FOR INTEREST	$77,936	$50,806

NON-CASH INVESTING AND FINANCING ACTIVITIES:
DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$7,813	$8,915

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES	$1,066	$555

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Earnings (Distributions) in Excess of Distributions (Earnings)	Noncontrolling Interest	Total Equity

	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2011	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	778,611	8			12,276				12,284
Treasury stock activity			(2,389,747)	(122,739)					(122,739)
Net change in fair value of cash flow hedges, net of tax						1,977			1,977
Reclassification of unrealized gains (losses) on cash flow hedges to net income, net of tax						136			136
Net unrealized loss on available-for-sale securities, net of tax						(60)			(60)
Foreign currency translation adjustment						14,310			14,310
Contributions from noncontrolling interest								6,723	6,723
Distributions to noncontrolling interest								(134)	(134)
Net income							91,842	119	91,961

BALANCE, MARCH 31, 2011	486,835,563	$4,868	(89,769,465)	$(3,504,705)	$8,589,369	$54,416	$(1,644,754)	$9,822	$3,509,016

BALANCE, JANUARY 1, 2012	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	1,035,202	10			13,455				13,465
Treasury stock activity			(79,000)	(4,924)					(4,924)
Net change in fair value of cash flow hedges						(287)		(96)	(383)
Reclassification of unrealized gains (losses) on cash flow hedges to net income						48			48
Reclassification of unrealized gains (losses) on available-for-sale securities to net income						495			495
Foreign currency translation adjustment						44,679		(7,770)	36,909
Contributions from noncontrolling interest								3,504	3,504
Distributions to noncontrolling interest								(177)	(177)
Dividends/distributions declared							(83,034)		(83,034)
Net income (loss)							221,306	(10,948)	210,358

BALANCE, MARCH 31, 2012	394,677,281	$3,946	(79,000)	$(4,924)	$4,917,255	$(97,682)	$(1,339,627)	$107,435	$3,586,403

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

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries and joint ventures.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. Subsequent events have been evaluated up to the date of issuance of these financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

REIT Conversion—In May 2011, the Company announced its intention to reorganize to qualify as a REIT for federal income tax purposes (the “REIT Conversion”). As part of the REIT Conversion, effective December 31, 2011, the Company completed the merger with its predecessor that was approved by the Company’s stockholders in November 2011. At the time of the merger all outstanding shares of Class A common stock of ATC were converted into a right to receive an equal number of shares of common stock of the surviving corporation. In addition, each share of Class A common stock of ATC held in treasury at December 31, 2011 ceased to be outstanding, and a corresponding adjustment was recorded to additional paid-in capital and common stock.

The Company began operating as a REIT for the taxable year commencing January 1, 2012. The Company believes that as of that date it has been organized and has operated in a manner that enables it to qualify, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include its network development services segment. In addition, the Company has included

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

its international operations and DAS networks business within its TRSs. In the future, the Company may elect to reorganize and transfer certain assets or operations, such as its international operations, from its TRSs to other subsidiaries, including qualified REIT subsidiaries or other REIT disregarded entities (“QRSs”).

As a REIT, the Company generally will not be subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from leasing towers. However, even as a REIT, the Company will remain obligated to pay income taxes on earnings from all of its TRS assets. In addition, the Company’s international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Principles of Consolidation and Basis of Presentation—The accompanying condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated.

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

Recently Adopted Accounting Standards—In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance became effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

In September 2011, the FASB issued guidance on testing goodwill for impairment that became effective for the interim and annual periods beginning on or after December 15, 2011 (with early adoption permitted). Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The implementation of this guidance did not have an impact on the Company’s condensed consolidated results of operations or financial position.

2.	Short-Term Investments and Available-For-Sale Securities

As of March 31, 2012, short-term investments included investments with original maturities of three months or more of $32.8 million. As of December 31, 2011, short-term investments included investments with original maturities of three months or more of $22.3 million and available-for-sale securities of less than $0.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

3.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011 (1)
Prepaid assets	$130,164	$112,806
Value added tax and other consumption tax receivables	89,638	145,486
Other miscellaneous current assets	59,716	59,406

Balance	$279,518	$317,698

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

4.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments were as follows:

	Rental and Management		Network Development Services
	Domestic	International		Total
	(in thousands)
Balance as of January 1, 2012 (1)	$2,243,950	$480,426	$2,000	$2,726,376
Additions	—	22,952	—	22,952
Effect of foreign currency translation	—	18,188	—	18,188

Balance as of March 31, 2012	$2,243,950	$521,566	$2,000	$2,767,516

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following:

	As of March 31, 2012				As of December 31, 2011 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (1)	Up to 20	$1,576,537	$(671,003)	$905,534	$1,529,419	$(654,137)	$875,282
Acquired customer-related intangibles	15-20	2,425,179	(881,456)	1,543,723	2,366,613	(843,432)	1,523,181
Acquired licenses and other intangibles	3-15	25,034	(20,287)	4,747	24,939	(20,045)	4,894
Economic Rights, TV Azteca	70	29,268	(13,744)	15,524	26,902	(12,643)	14,259

Total		4,056,018	(1,586,490)	2,469,528	3,947,873	(1,530,257)	2,417,616
Deferred financing costs, net (2)	N/A			53,826			47,532

Other intangible assets, net				$2,523,354			$2,465,148

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding tower ground lease or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.
(3)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth which could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The acquired licenses and other intangibles consist primarily of non-competition agreements acquired from SpectraSite, Inc., and in other tower acquisitions.

The Company amortizes these intangibles on a straight-line basis over the estimated useful lives. As of March 31, 2012, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, was approximately 12 years. Amortization of intangible assets for the three months ended March 31, 2012 and 2011 was approximately $51.8 million and $42.9 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Based on the current estimated useful lives, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Fiscal Year
2012 (remaining year)	$148,411
2013	189,250
2014	181,483
2015	168,534
2016	161,186
2017	159,533

5.	Financing Transactions

Revolving Credit Facility and Term Loan—On January 31, 2012, the Company repaid and terminated its $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and repaid $325.0 million of related term loan commitments (the “Term Loan”), with proceeds from a $1.0 billion unsecured revolving credit facility entered into on April 8, 2011 (the “2011 Credit Facility”) and a new $1.0 billion unsecured revolving credit facility entered into on January 31, 2012 (the “2012 Credit Facility”).

2011 Credit Facility—As of March 31, 2012, the Company did not have any amounts outstanding under the 2011 Credit Facility. The Company continues to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course. The 2011 Credit Facility has a term of five years and matures on April 8, 2016.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

2012 Credit Facility—On January 31, 2012, the Company entered into the 2012 Credit Facility, which has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) rate as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above the LIBOR rate for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

The loan agreement contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of March 31, 2012, the Company had $632.0 million outstanding under the 2012 Credit Facility and had $2.7 million of undrawn letters of credit. The Company will maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

Senior Notes Offering—On March 12, 2012, the Company completed a registered public offering of $700.0 million aggregate principal amount of its 4.70% senior notes due 2022 (the “4.70% Notes”). The net proceeds to the Company from the offering were approximately $693.0 million, after deducting commissions and expenses. The Company used the net proceeds to repay a portion of the outstanding indebtedness incurred under its 2011 Credit Facility and 2012 Credit Facility, which have been used to fund recent acquisitions.

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2012. The Company may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from March 12, 2012 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If the Company undergoes a change of control and ratings decline, each as defined in supplemental indenture no. 5, dated March 12, 2012 (the “Supplemental Indenture”) to the base indenture dated May 13, 2010, as amended and supplemented on December 30, 2011, the Company will be required to offer to repurchase all of the 4.70% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 4.70% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries. The Supplemental Indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the Supplemental Indenture.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Colombian Short-Term Credit Facility—The Company’s 141.1 billion Colombian Peso-denominated short-term credit facility was executed on July 25, 2011 to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. As of March 31, 2012, 141.1 billion Colombian Pesos (approximately $78.9 million) were outstanding under this credit facility. As of March 31, 2012, this facility accrued interest at 7.65% and was initially scheduled to mature on April 25, 2012. In April 2012, prior to maturity, the maturity date of this credit facility was extended to July 25, 2012 and began accruing interest at 8.20%.

Colombian Bridge Loans—In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P., a subsidiary of the Company entered into a 51.9 billion Colombian Peso-denominated bridge loan in December 2011. The loan accrued interest at 7.15% and was initially scheduled to mature on March 22, 2012. In March 2012, prior to maturity, the maturity date was extended to June 22, 2012 and began accruing interest at 8.20%.

On February 22, 2012, this subsidiary borrowed an additional 30.7 billion Colombian Pesos under a new loan. The additional borrowing accrues interest at 7.95% and matures on May 22, 2012. As of March 31, 2012, the principal amounts outstanding under these loans were 82.6 billion Colombian Pesos (approximately $46.2 million).

Colombian Loan—In connection with the establishment of the joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the loans made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the loans made by the Millicom Subsidiary is reported as outstanding debt of ATC. As of March 31, 2012, an aggregate of $13.2 million was payable to the Millicom Subsidiary.

South African Facility—The Company’s 1.2 billion South African Rand (“ZAR”) credit facility (the “South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited (“Cell C”). As of March 31, 2012, the South African Facility accrued interest at 9.35% and matures on March 31, 2020. As of March 31, 2012, 687.0 million ZAR (approximately $89.5 million) was outstanding under the South African Facility.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Ghana Subsidiary”), and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Group’s operating subsidiary in Ghana. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Ghana Subsidiary is eliminated in consolidation, and the portion of the loans made by the MTN Subsidiary is reported as outstanding debt of American Tower. As of March 31, 2012, an aggregate of $131.0 million was payable to the MTN Subsidiary.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

6.	Derivative Financial Instruments

The Company is exposed to certain risks related to its ongoing business operations. The primary risk managed through the use of derivative instruments is interest rate risk. From time to time, the Company enters into interest rate protection agreements to manage exposure to variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform.

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

During the three months ended March 31, 2011, the Company held 12 LIBOR-based interest rate swap agreements to manage exposure to variability in cash flows relating to forecasted interest payments under its previous credit facilities. As of March 31, 2011, none of these agreements were outstanding.

On January 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional value of 350.0 million ZAR (approximately $45.6 million) all of which have been designated as cash flow hedges. The Company uses these interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa that accrue interest based on the Johannesburg Interbank Agreed Rate (“JIBAR”). The interest rate swap agreements have fixed interest rates ranging from 7.21% to 7.25% and expire on March 31, 2020. As of March 31, 2012, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

	Balance Sheet Location	Notional Amount (1)	Carrying Amount and Fair Value (1)
Liabilities:
Interest rate swap agreements	Other long-term liabilities	ZAR 350,000	ZAR 2,908

(1)	The interest rate swap agreements are denominated in ZAR and have a notional amount and fair value of $45.6 million and $0.4 million, respectively, as of March 31, 2012.

During the three months ended March 31, 2012 and 2011, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheet and in the condensed consolidated statement of operations (in thousands):

Three Months Ended March 31, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(535)	Interest expense		$(152)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Three Months Ended March 31, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(228)	Interest expense	$(2,205)	N/A	N/A

7.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis— The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows:

	March 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments (1)	$32,817			$32,817

Liabilities:
Interest rate swap agreements (2)		$379		$379
Acquisition-related contingent consideration			$32,359	$32,359

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Short-term investments and available-for-sale securities (1)	$22,270			$22,270

Liabilities:
Acquisition-related contingent consideration			$25,617	$25,617

(1)	Consists of available-for-sale securities traded on active markets as well as certain short-term investments that are highly liquid and actively traded in over-the-counter markets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(2)	Consists of interest rate swap agreements based on the JIBAR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value equaled cost at March 31, 2012 and December 31, 2011.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. There were no interest rate swap agreements outstanding at December 31, 2011.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statement of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying condensed consolidated balance sheet.

During the three months ended March 31, 2012, the fair value of the contingent consideration increased as a result of changes in fair value of $5.8 million and changes due to foreign currency translation of $1.4 million, partially offset by payments during the three months ended March 31, 2012 of $0.4 million.

Items Measured at Fair Value on a Nonrecurring Basis—During the three months ended March 31, 2012, certain long-lived assets held and used with a carrying value of $288.8 million were written down to their net realizable value, resulting in an asset impairment charge of $10.7 million, which was recorded in other operating expenses in the accompanying condensed consolidated statement of operations. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair values as of March 31, 2012 and December 31, 2011. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $7.3 billion and $7.7 billion, respectively. As of December 31, 2011, the carrying value and fair value of long-term obligations, including the current portion, were $7.2 billion and $7.5 billion, respectively. If the Company’s debt were measured at fair value, it would be classified as Level 1 and Level 2 in the fair value hierarchy.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

8.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. As described in note 1, the Company began operating as a REIT for the taxable year commencing January 1, 2012. As a REIT, while the Company will continue to be subject to income taxes on the income of its TRSs, under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. Additionally, the Company is able to offset income in both its TRSs and QRSs by utilizing its net operating losses.

As of March 31, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $36.7 million and $34.5 million, respectively. The increase in the amount of unrecognized tax benefits during the three months ended March 31, 2012 is primarily attributable to fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 12 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3.0 million.

The Company recorded penalties and tax-related interest expense during the three months ended March 31, 2012 and 2011 of $1.4 million and $1.3 million, respectively. As of March 31, 2012 and December 31, 2011, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $34.0 million and $31.5 million, respectively.

9.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2012 and 2011 of $13.0 million and $12.4 million, respectively. The Company capitalized $0.6 million and $3.1 million of stock-based compensation expense as property and equipment during the three months ended March 31, 2012 and year ended December 31, 2011, respectively.

Stock Options—The following table summarizes the Company’s option activity for the three months ended March 31, 2012:

Number of Options
Outstanding as of January 1, 2012	6,376,244
Granted	1,182,796
Exercised	(466,317)
Forfeited	(56,525)
Expired	(900)

Outstanding as of March 31, 2012	7,035,298

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the three months ended March 31, 2012:

Range of risk-free interest rate	0.89% - 0.92%
Weighted average risk-free interest rate	0.92%
Expected life of option grants	4.4 years
Range of expected volatility of underlying stock price	37.86%
Weighted average expected volatility of underlying stock price	37.86%
Expected annual dividends	1.50%

The weighted average grant date fair value per share during the three months ended March 31, 2012 was $17.41. As of March 31, 2012, total unrecognized compensation expense related to unvested stock options was $42.9 million and is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2012:

Number of Units
Outstanding as of January 1, 2012	2,197,460
Granted	796,272
Vested	(820,653)
Forfeited	(20,742)

Outstanding as of March 31, 2012	2,152,337

As of March 31, 2012, total unrecognized compensation expense related to unvested restricted stock units was $98.6 million, and is expected to be recognized over a weighted average period of approximately three years. Dividends will accrue with each restricted stock unit award granted subsequent to January 1, 2012.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (the “ESPP”) for all eligible employees as described in note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the lower of the fair market value on the first or the last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year, and accordingly, no shares were purchased by employees during the three months ended March 31, 2012.

10.	Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of common stock (“2011 Buyback”).

During the three months ended March 31, 2012, the Company repurchased 79,000 shares of its common stock for an aggregate of $4.9 million, including commissions and fees, pursuant to the 2011 Buyback. As of March 31, 2012, the Company had repurchased 3.5 million shares of its common stock under the 2011 Buyback for an aggregate of $186.1 million, including commissions and fees.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

Between April 1, 2012 and April 24, 2012, the Company repurchased an additional 24,700 shares of its common stock for an aggregate of $1.6 million, including commissions and fees, pursuant to the 2011 Buyback. As of April 24, 2012, the Company had repurchased a total of approximately 3.6 million shares of its common stock under the 2011 Buyback for an aggregate of $187.7 million, including commissions and fees.

Under the 2011 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company makes purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which allows the Company to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

In the near term, the Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback are subject to the Company having available cash to fund repurchases.

Dividends—On March 22, 2012, the Company declared a cash distribution of $0.21 per share, or approximately $82.9 million. The distribution was paid on April 25, 2012 to stockholders of record at the close of business on April 11, 2012. To maintain its REIT status, the Company expects to continue paying regular distributions, the amount of which will be determined, and is subject to adjustment, by the Company’s Board of Directors.

11.	Earnings per Common Share

Basic net income per common share represents net income attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and share based awards as determined under the treasury stock method. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 12).

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income attributable to American Tower Corporation	$221,306	$91,842

Basic weighted average common shares outstanding	393,885	397,768
Dilutive securities	4,568	4,131

Diluted weighted average common shares outstanding	398,453	401,899

Basic net income attributable to American Tower Corporation per common share	$0.56	$0.23

Diluted net income attributable to American Tower Corporation per common share	$0.56	$0.23

For the three months ended March 31, 2012 and 2011, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 1.3 million and 1.0 million, respectively, as the effect would be anti-dilutive.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

12.	Commitments and Contingencies

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

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, the Company filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case has been returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier by the primary defendant in the case or SCI. The Mexican carrier has asserted that it is entitled to approximately $7.9 million in damages. Any judgment of the court in Mexico against SCI would need to be enforced in the United States. As a result, at this stage of the proceeding, the Company is unable to determine whether the trial court in Mexico will assess damages against SCI and whether any such damages would be enforceable in the United States.

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

the towers leased and subleased was approximately $508.1 million as of March 31, 2012, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $67.6 million as of March 31, 2012. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at March 31, 2012 would be valued at approximately $86.1 million.

13.	Acquisitions and Other Transactions

Acquisitions

All of the acquisitions described below are being accounted for as business combinations. Each of these acquisitions are consistent with the Company’s strategy to expand in selected geographic areas.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C to purchase up to approximately 1,400 existing communications sites, and up to 1,800 additional communications sites that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430.0 million. On March 8, 2011, the Company completed the purchase of 959 existing communications sites through its local South African subsidiary for an aggregate purchase price of $149.1 million, including value added tax, using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% noncontrolling interest in the Company’s South African subsidiary. On July 25, 2011, the Company completed the purchase of an additional 329 existing communications sites from Cell C for approximately $51.5 million, including value added tax, and contingent consideration of $2.1 million.

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

The agreement with Cell C requires the Company to make a one-time payment based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired communications sites occurring within a four year period after the initial closing date. Based on current estimates, the Company estimates the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

future value of contingent consideration payments required to be made under the agreement to be between zero and $11.8 million. The fair value of the contingent consideration, which had preliminarily been estimated at zero, is estimated to be $11.2 million using a probability-weighted average of the expected outcomes at March 31, 2012. During the three months ended March 31, 2012, the Company recorded changes in fair value of $3.9 million as other operating expenses in the condensed consolidated statement of operations.

The acquisition is being accounted for as a business combination. The purchase price was allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The allocation of the purchase price was finalized during the three months ended March 31, 2012.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$12,262	$12,262
Property and equipment	81,052	82,225
Intangible assets (3)	118,502	118,781
Current liabilities	(74)	(74)
Other long-term liabilities	(31,418)	(32,908)

Fair value of net assets acquired	$180,324	$180,286

Goodwill (4)	34,159	34,197

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $105.0 million and network location intangibles of approximately $13.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(4)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Brazil Acquisition—On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 627 communications sites in Brazil for $553.2 million, which was subsequently increased to $585.4 million as a result of acquiring 39 additional communications sites during the year ended December 31, 2011. During the three months ended March 31, 2012, the purchase price was reduced to $585.3 million after certain post-closing purchase price adjustments.

The purchase price was allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The allocation of the purchase price was finalized during three months ended March 31, 2012.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$9,922	$9,922
Non-current assets	71,529	98,047
Property and equipment	83,539	86,062
Intangible assets (4)	368,000	288,000
Current liabilities	(5,536)	(5,536)
Other long-term liabilities (5)	(38,519)	(38,519)

Fair value of net assets acquired	$488,935	$437,976

Goodwill (6)	96,395	147,459

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2011.
(3)	Includes approximately $7.7 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer-related intangibles of approximately $250.0 million and network location intangibles of approximately $118.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(5)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(6)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Brazil—Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 towers from Vivo S.A. Pursuant to this agreement, on March 30, 2012, the Company purchased 800 communications sites for an aggregate purchase price of $151.7 million, which is reflected in accounts payable in the condensed consolidated balance sheet for the three months ended March 31, 2012.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$11,824
Property and equipment	64,281
Intangible assets (1)	61,727
Other long-term liabilities	(9,054)

Fair value of net assets acquired	$128,778

Goodwill (2)	22,952

(1)	Consists of customer-related intangibles of approximately $31.3 million and network location intangibles of approximately $30.4 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Ghana. The joint venture is managed by the Company and owns a tower operations company in Ghana. As the Company has a controlling financial interest in the joint venture, the financial results have been consolidated in the Company’s financial statements.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,876 existing communications sites from MTN’s operating subsidiary in Ghana (“MTN Ghana”) in various tranches through 2012, subject to customary closing conditions. The Company signed the necessary agreements to establish the joint venture on May 3, 2011. On May 6, 2011, the joint venture acquired 400 communications sites for an aggregate purchase price of $110.5 million, including value added tax, which was subsequently increased to $114.8 million after certain post closing adjustments during the year ended December 31, 2011.

On August 11, 2011, the joint venture acquired approximately 770 communications sites for an aggregate purchase price of approximately $204.2 million, including value added tax, which was subsequently increased to $205.7 million after certain post-closing purchase price adjustments during the year ended December 31, 2011. During the three months ended March 31, 2012, the purchase price was reduced to $205.4 million after post-closing purchase price adjustments.

On December 23, 2011, the joint venture acquired control of an additional 686 communications sites for an aggregate purchase price of approximately $192.9 million, including value added tax, which was subsequently increased to $193.9 million after certain post-closing purchase price adjustments during the three months ended March 31, 2012, and contingent consideration of $2.3 million. Under the terms of the purchase agreement, legal title to certain of these communications sites will be transferred upon fulfillment of certain conditions by MTN. Prior to the fulfillment of these conditions, the Company will operate these communications sites and reflect all associated revenues and expenses in its consolidated results of operations.

In December 2011, the Company signed an amendment to its agreement with MTN, which requires the Company to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying master lease agreements. Based on current estimates, the Company estimates the future

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

value of contingent consideration payments required to be made under the amended agreement to be between zero and $7.3 million. The fair value of the contingent consideration is estimated to be $4.1 million using a probability weighted average of the expected outcomes at March 31, 2012. During the three months ended March 31, 2012, the Company recorded changes in fair value of $0.7 million as other operating expenses in the condensed consolidated statement of operations.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$69,878	$69,147
Non-current assets	4,935	5,405
Property and equipment	304,478	304,478
Intangible assets (3)	82,217	82,217
Other long-term liabilities	(11,477)	(13,356)

Fair value of net assets acquired	$450,031	$447,891

Goodwill (4)	66,346	67,755

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $34.0 million and network location intangibles of approximately $48.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

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

The preliminary purchase price was allocated to the acquired assets and liabilities based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the completion of analyses of the fair value of the assets and liabilities acquired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$57,414	$57,414
Non-current assets	19,849	26,845
Property and equipment	174,767	174,767
Intangible assets (3)	122,168	97,182
Current liabilities	(148)	(148)
Other long-term liabilities	(8,836)	(8,836)

Fair value of net assets acquired	$365,214	$347,224

Goodwill (4)	51,040	69,030

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $63.9 million and network location intangibles of approximately $58.3 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

On April 3, 2012, the Company purchased an additional 55 communications sites from Telefónica Mexico for an aggregate purchase price of $12.5 million.

Colombia—Telefónica Moviles Acquisition—During the year ended December 31, 2011, the Company acquired 125 communications sites from Telefónica Moviles Colombia S.A. for an aggregate purchase price of $17.5 million.

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

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$110	$217
Property and equipment	13,526	12,456
Intangible assets (3)	4,008	4,675
Other long-term liabilities	(341)	(341)

Fair value of net assets acquired	$17,303	$17,007

Goodwill (4)	227	523

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

(3)	Consists of customer-related intangibles of approximately $1.5 million and network location intangibles of approximately $2.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Chile-Telefónica Moviles Acquisition—On December 30, 2011, the Company purchased 100% of the outstanding shares of a subsidiary of Telefónica Moviles Chile S.A. that owned 558 communications sites, for an aggregate purchase price of $94.9 million. The purchase price is subject to additional post-closing adjustments, following completion of the Company’s post-closing due diligence of the communications sites acquired.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$1,559	$2,772
Property and equipment	43,293	43,140
Intangible assets (3)	49,068	39,916
Other long-term liabilities	(4,505)	(4,505)

Fair value of net assets acquired	$89,415	$81,323

Goodwill (4)	5,445	13,537

(1)	Reflected in the condensed consolidated balance sheet herein.
(2)	Reflected in the consolidated balance sheet in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $24.2 million and network location intangibles of approximately $24.9 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

U.S. Acquisitions—During the three months ended March 31, 2012, the Company acquired a total of 35 communications sites in the United States for $15.5 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for acquisitions that closed during the three months ended March 31, 2012 and the amounts of assets acquired and liabilities assumed based on the estimated fair value of the acquired assets and assumed liabilities at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$5,128
Intangible assets (1)	10,578
Other long-term liabilities	(201)

Fair value of net assets acquired	$15,505

(1)	Consists of customer relationships of approximately $5.2 million and network location intangibles of approximately $5.4 million. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.

Other Transactions

Uganda Transaction—On December 8, 2011, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Uganda (“TowerCo Uganda”). TowerCo Uganda, which will be managed by the Company, will be controlled by a holding company of which a wholly owned American Tower subsidiary will hold a 51% share and a wholly owned MTN Group subsidiary (“MTN Uganda”) will hold a 49% share. The transaction involves the sale of up to approximately 1,000 of MTN Uganda’s existing communications sites to TowerCo Uganda for an agreed purchase price of up to approximately $175 million, of which the Company will pay up to approximately $89 million for its 51% stake in the holding company. MTN Uganda will be the anchor tenant, on commercial terms, on each of the towers being purchased. The Company also expects that TowerCo Uganda will build approximately 280 additional communications sites for both MTN Uganda and other wireless operators in Uganda over the next three years. The Company expects to close on an initial tranche of towers in May 2012, subject to customary closing conditions.

14.	Business Segments

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The domestic rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in the United States. The international rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and South Africa. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which primarily support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In evaluating financial performance, management focuses on segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011 is shown in the tables below. The Other column represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income from continuing operations before income taxes and income on equity method investments, as these amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2012	Domestic	International
	(in thousands)
Segment revenues	$487,062	$196,928	$683,990	$12,527		$696,517
Segment operating expenses (1)	93,003	70,524	163,527	6,997		170,524
Interest income, TV Azteca, net	—	3,543	3,543	—		3,543

Segment gross margin	394,059	129,947	524,006	5,530		529,536

Segment selling, general, administrative and development expense (1)	19,400	23,895	43,295	358		43,653

Segment operating profit	$374,659	$106,052	$480,711	$5,172		$485,883

Stock-based compensation expense					$13,045	13,045
Other selling, general, administrative and development expense					23,347	23,347
Depreciation, amortization and accretion					149,655	149,655
Other expense (principally interest expense and other (expense) income)					62,248	62,248

Income from continuing operations before income taxes and income on equity method investments						$237,588

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $12.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited—(Continued)

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2011	Domestic	International
	(in thousands)
Segment revenues	$417,626	$129,029	$546,655	$16,040		$562,695
Segment operating expenses	83,182	44,677	127,859	7,469		135,328
Interest income, TV Azteca, net	—	3,499	3,499	—		3,499

Segment gross margin	334,444	87,851	422,295	8,571		430,866

Segment selling, general, administrative and development expense (1)	18,179	17,461	35,640	1,663		37,303

Segment operating profit	$316,265	$70,390	$386,655	$6,908		$393,563

Stock-based compensation expense					$12,358	12,358
Other selling, general, administrative and development expense					16,471	16,471
Depreciation, amortization and accretion					131,231	131,231
Other expense (principally interest expense)					70,120	70,120

Income from continuing operations before income taxes and income on equity method investments						$163,383

(1)	Segment selling, general, administrative and development expenses excludes stock-based compensation expense of $12.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 54 of our Annual Report on Form 10-K for the year ended December 31, 2011, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the three months ended March 31, 2012 and include our domestic rental and management segment and our international rental and management segment. We began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

Our communications site portfolio of 47,047 sites, as of March 31, 2012, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which are collocation solutions to support seamless in-building and outdoor wireless coverage. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2012, approximately 21,488 towers domestically and approximately 25,294 towers internationally. In addition, our portfolio includes approximately 265 DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments.

The following table details the number of communications sites we own or operate in the countries in which we operate as of March 31, 2012:

Country	Number of Owned or Operated Sites
United States	21,747
International:
Brazil	3,360
Chile	1,168
Colombia	2,677
Ghana	1,875
India	9,301
Mexico	5,079
Peru	475
South Africa	1,365

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

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Management focuses on segment gross margin and segment operating profit as a means to measure operating performance in our business segments. We define segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include interest income, TV Azteca, net (see note 14 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

REIT Conversion.    Effective January 1, 2012, we reorganized our operations to qualify as a REIT for federal income tax purposes (the “REIT Conversion”). The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary (“TRS”), from investments in real estate, which for us will primarily consist of income from the leasing of our communications sites.

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). On April 25, 2012, we made our first regular distribution of $0.21 per share of common stock, or approximately $82.9 million, to stockholders of record at the close of business on April 11, 2012. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

For more information on the requirements to qualify as a REIT, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Business—Overview,” and Item 1A of this Quarterly Report under the caption “Risk Factors—Failure to make required distributions would subject us to additional federal corporate income tax, and we may be limited in our ability to fund these distributions using cash generated through our TRSs” and “—Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and will have potential deferred and contingent tax liabilities.”

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

Results of Operations

Three Months Ended March 31, 2012 and 2011 (in thousands)

Revenue

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$487,062	$417,626	$69,436	17%
International	196,928	129,029	67,899	53

Total rental and management	683,990	546,655	137,335	25
Network development services	12,527	16,040	(3,513)	(22)

Total revenues	$696,517	$562,695	$133,822	24%

Total revenues for the three months ended March 31, 2012, increased 24% to $696.5 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, revenue growth attributable to the approximately 11,930 new sites that we have constructed or acquired since January 1, 2011 and several non-recurring items which impacted our domestic rental and management revenue, including $6.0 million related to a tenant billing settlement and $9.6 million related to a lease termination settlement.

Domestic rental and management segment revenue for the three months ended March 31, 2012 increased 17% to $487.1 million. This growth was comprised of:

•

Approximately 14% from organic revenue growth, which was due to the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites, contractual rent escalations, a positive impact from straight-line lease accounting, and a positive impact of the one-time items detailed above, partially offset by tenant lease cancellations; and

•	Revenue growth from new sites of approximately 3%, which was a result of the construction or acquisition of approximately 530 new domestic sites since January 1, 2011.

International rental and management segment revenue for the three months ended March 31, 2012 increased 53% to $196.9 million. This growth was primarily due to:

•	Revenue growth from new sites of approximately 54%, which was a result of the construction or acquisition of approximately 11,400 new international sites since January 1, 2011; partially offset by

•

An organic revenue decline of approximately 1%, which was a result of a negative impact from foreign currency translation and a negative impact from straight-line lease accounting, partially offset by the incremental revenue generated from adding new tenants to legacy sites, existing tenants adding more equipment to legacy sites and contractual rent escalations.

Network development services segment revenue for the three months ended March 31, 2012 decreased 22% to $12.5 million. The decrease was primarily attributable to a favorable one-time item recognized during the three months ended March 31, 2011.

Gross Margin

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$394,059	$334,444	$59,615	18%
International	129,947	87,851	42,096	48

Total rental and management	524,006	422,295	101,711	24
Network development services	5,530	8,571	(3,041)	(35)%

Domestic rental and management segment gross margin for the three months ended March 31, 2012 increased 18% to $394.1 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 12% increase in direct operating costs, of which 10% was attributable to expense increases on our legacy domestic sites primarily from increased straight-line rent expense and higher than normal repairs and maintenance activity, and 2% was attributable to the incremental direct operating costs associated with the addition of approximately 530 new domestic sites since January 1, 2011.

International rental and management segment gross margin for the three months ended March 31, 2012 increased 48% to $129.9 million. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 58% increase in direct operating costs, including pass-through expenses. Direct operating expenses increased 62% as a result of the incremental costs associated with the addition of approximately 11,400 new international sites since January 1, 2011. This increase was partially reduced by a 4% decrease in expenses on our legacy international sites, primarily attributable to changes in foreign currency exchange rates.

Network development services segment gross margin for the three months ended March 31, 2012 decreased 35% to $5.5 million. The decrease was primarily attributable to the favorable non-recurring revenue recognized during the three months ended March 31, 2011 described above.

Selling, General, Administrative and Development Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$19,400	$18,179	$1,221	7%
International	23,895	17,461	6,434	37

Total rental and management	43,295	35,640	7,655	21
Network development services	358	1,663	(1,305)	(78)
Other	35,931	28,829	7,102	25

Total selling, general, administrative and development expense	$79,584	$66,132	$13,452	20%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended March 31, 2012 increased 20% to $79.6 million. The increase was primarily attributable to an increase in our Other SG&A as well as an increase in both of our rental and management segments.

Domestic rental and management segment SG&A for the three months ended March 31, 2012 increased 7% to $19.4 million. The increase was primarily attributable to the impact of initiatives, which we launched in 2011, designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, and other functions supporting the expansion of our business.

International rental and management segment SG&A for the three months ended March 31, 2012 increased 37% to $23.9 million. The increase was primarily attributable to our new markets as well as continued international expansion initiatives in our foreign operations.

Network development services segment SG&A for the three months ended March 31, 2012 decreased to $0.4 million. The decrease was primarily attributable to the reversal of bad debt expense upon the receipt of a customer payment for amounts previously reserved.

Other SG&A for the three months ended March 31, 2012 increased 25% to $35.9 million. The increase was primarily due to a $6.9 million increase in corporate expenses and a $0.2 million increase in SG&A related stock-based compensation expense. The increase in corporate expenses was attributable to a $3.7 million non-recurring state tax expense and incremental employee costs of approximately $2.2 million associated with supporting a growing global organization.

Operating Profit

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$374,659	$316,265	$58,394	18%
International	106,052	70,390	35,662	51

Total rental and management	480,711	386,655	94,056	24
Network development services	5,172	6,908	(1,736)	(25)%

Domestic rental and management segment operating profit for the three months ended March 31, 2012 increased 18% to $374.7 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (18%), as described above, and was partially offset by increases in our domestic rental and management segment SG&A (7%), as described above.

International rental and management segment operating profit for the three months ended March 31, 2012 increased 51% to $106.1 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (48%), as described above, and was partially offset by increases in our international rental and management segment SG&A (37%), as described above.

Network development services segment operating profit for the three months ended March 31, 2012 decreased 25% to $5.2 million. The decrease was primarily related to the favorable non-recurring revenue recognized during the three months ended March 31, 2011, as described above.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Depreciation, amortization and accretion	$149,655	$131,231	$18,424	14%

Depreciation, amortization and accretion for the three months ended March 31, 2012 increased 14% to $149.7 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 11,930 sites since January 1, 2011, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other operating expenses	$21,847	$11,704	$10,143	87%

Other operating expenses for the three months ended March 31, 2012 increased 87% to $21.8 million. This increase was primarily attributable to an increase of approximately $10.5 million in impairments, which included the impairment of one of our outdoor DAS networks upon the termination of a tenant lease during the three months ended March 31, 2012.

Interest Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$95,117	$74,427	$20,690	28%

Interest expense for the three months ended March 31, 2012 increased 28% to $95.1 million. The increase was attributable to higher levels of average debt outstanding of approximately $1.8 billion, primarily attributable to our recent acquisitions, partially offset by a reduction in our annualized weighted average cost of borrowing from 5.41% to 5.24%.

Other Income

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other income	$52,861	$13,707	$39,154	286%

During the three months ended March 31, 2012, we recorded unrealized foreign currency gains resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $55.8 million, partially offset by other expenses of approximately $3.0 million. During the three months ended March 31, 2011, we recorded unrealized foreign currency gains of approximately $16.2 million, partially offset by other expenses of approximately $2.5 million.

Income Tax Provision

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Income tax provision	$27,248	$71,423	$(44,175)	(62)%
Effective tax rate	11.5%	43.7%

The income tax provision for the three months ended March 31, 2012 decreased 62% to $27.2 million. The effective tax rate (“ETR”) for the three months ended March 31, 2012 decreased to 11.5% from 43.7%. This decrease was primarily attributable to our REIT Conversion. As a REIT, while we will continue to be subject to income taxes on the income of our TRSs, under the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we may deduct amounts distributed to stockholders against the income generated in our qualified REIT subsidiaries or other REIT disregarded entities (“QRSs”). Additionally, we are able to offset income in both our TRSs and QRSs by utilizing our NOLs.

The ETR on income from continuing operations for the three months ended March 31, 2012 differs from the federal statutory rate due primarily due to our REIT Conversion and to adjustments for foreign items. The ETR on income from continuing operations for the three months ended March 31, 2011 differs from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The adjustments for foreign items during the three months ended March 31, 2012 and 2011 primarily relate to the difference in the U.S. statutory tax rate of 35% and ETR in our international markets.

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Net income	$210,358	$91,961	$118,397	129%
Income from equity method investments	(18)	(1)	17	1,700

Income tax provision	27,248	71,423	(44,175)	(62)
Other income	(52,861)	(13,707)	39,154	286
Loss on retirement of long-term obligations	398	—	398	N/A
Interest expense	95,117	74,427	20,690	28
Interest income	(2,253)	(2,304)	(51)	(2)
Other operating expenses	21,847	11,704	10,143	87
Depreciation, amortization and accretion	149,655	131,231	18,424	14
Stock-based compensation expense	13,045	12,358	687	6

Adjusted EBITDA	$462,536	$377,092	$85,444	23%

Net income for the three months ended March 31, 2012 increased 129% to $210.4 million. The increase was primarily attributable to an increase in the operating profit of our rental and management segments, as described above, an increase in other income and a decrease in income tax provision, partially offset by an increase in depreciation, amortization and accretion, other operating expenses and interest expense.

Adjusted EBITDA for the three months ended March 31, 2012 increased 23% to $462.5 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin and was partially offset by an increase in SG&A, excluding stock-based compensation expense.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2012 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of March 31, 2012, we had approximately $1,836.6 million of total liquidity, comprised of approximately $471.3 million in cash and cash equivalents and the ability to borrow up to $1,365.3 million under our unsecured revolving credit facilities, net of any outstanding letters of credit. Summary cash flow information for the three months ended March 31, 2012 and 2011 is set forth below (in thousands).

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used for):
Operating activities	$402,017	$283,816
Investing activities	(291,296)	(674,530)
Financing activities	27,440	(137,526)
Net effect of changes in exchange rates on cash and cash equivalents	2,906	7,100

Net increase (decrease) in cash and cash equivalents	$141,067	$(521,140)

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, tower construction and DAS network installations, and tower and land acquisitions. Additionally, we use our cash flows to make distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, as well as fund refinancings and repurchases of our outstanding indebtedness and our stock repurchase program.

As of March 31, 2012, we had total outstanding indebtedness of approximately $7.3 billion. During the three months ended March 31, 2012 and the year ended December 31, 2011, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months. If our signed acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we have sufficient borrowing capacity under our credit facilities.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On April 25, 2012, we made our first regular distribution of $0.21 per share of common stock, or approximately $82.9 million, to stockholders of record at the close of business on April 11, 2012. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Dividends.”

Cash Flows from Operating Activities

For the three months ended March 31, 2012, cash provided by operating activities was $402.0 million, an increase of $118.2 million as compared to the three months ended March 31, 2011. This increase was primarily comprised of an increase in the operating profit of our rental and management segments, the accelerated recovery of value added tax in our international rental and management segment, and a decrease in net cash paid for income taxes.

Our domestic and international rental and management segments and network development services segment are expected to generate sufficient cash flows from operations during 2012 to meet their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the three months ended March 31, 2012, cash used for investing activities was $291.3 million, a decrease of $383.2 million as compared to the three months ended March 31, 2011. This decrease was primarily attributable to a decrease in acquisition-related activity during the three months ended March 31, 2012.

During the three months ended March 31, 2012, payments for purchases of property and equipment and construction activities totaled $121.0 million, including $63.7 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 620 communications sites and the installation of approximately 110 shared generators domestically, $14.7 million spent to acquire land under our towers that was subject to ground agreements (including leases), $19.8 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and $22.8 million for the redevelopment of existing sites to accommodate new tenant equipment. In addition, during the three months ended March 31, 2012, we spent $15.5 million to acquire approximately 35 communications sites in the United States and $143.9 million for the payment of amounts previously recognized in accounts payable or accrued expenses in the condensed consolidated balance sheet for communications sites we acquired in Chile, Colombia and South Africa during the year ended December 31, 2011.

During the three months ended March 31, 2012, we acquired 800 communications sites in Brazil for an aggregate purchase price of $151.7 million, which was funded subsequent to the end of the first quarter.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2012 total capital expenditures will be between approximately $500 million and $600 million, including between $90 million and $100 million for capital improvements and corporate capital expenditures, between $65 million and $75 million for the redevelopment of existing communications sites, between $90 million and $100 million for ground lease purchases and between $255 million and $325 million for other discretionary capital projects, including the construction of approximately 1,800 to 2,200 new communications sites.

Cash Flows from Financing Activities

For the three months ended March 31, 2012, cash provided by financing activities was $27.4 million, as compared to cash used for financing activities of $137.5 million during the three months ended March 31, 2011. The $27.4 million of cash provided by financing activities during the three months ended March 31, 2012 partially relates to proceeds from our registered offering of $700.0 million aggregate principle amount of our 4.70% senior notes due 2022 (the “4.70% Notes”) of $693.0 million, borrowings under our new unsecured credit facilities of $1.3 billion, proceeds from short-term borrowings of $17.1 million, proceeds from other long-term borrowings of $16.7 million and proceeds from stock options of $15.6 million, partially offset by repayment of our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) of $1.0 billion, repayment of our term loan commitments (the “Term Loan”) of $325.0 million, repayment of $625.0 million under our $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit Facility”), repayment of $68.0 million under our new $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”) and payments for the repurchase of our common stock of $20.7 million, which consisted of $4.9 million of repurchases under our stock repurchase program and $15.8 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units.

Revolving Credit Facility and Term Loan.    On January 31, 2012, we repaid in full the amounts due under our Revolving Credit Facility and our Term Loan with proceeds from the 2011 Credit Facility and 2012 Credit Facility. Upon repayment, we terminated the Revolving Credit Facility.

2011 Credit Facility.    As of March 31, 2012, we did not have any amounts outstanding under the 2011 Credit Facility. We maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course. The 2011 Credit Facility has a term of five years and matures on April 8, 2016.

2012 Credit Facility.    On January 31, 2012, we entered into the 2012 Credit Facility. The 2012 Credit Facility has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) rate as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above the LIBOR rate for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur on borrowings is 1.625% and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

The loan agreement contains certain reporting, information, financial ratios and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Any failure to comply with the financial and operating covenants of the loan agreement would not only prevent us from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of March 31, 2012, we had $632.0 million outstanding under the 2012 Credit Facility and approximately $2.7 million of undrawn letters of credit. We continue to maintain the ability to draw down and repay amounts under our 2012 Credit Facility.

Colombian Short-Term Credit Facility.    Our 141.1 billion Colombia Peso-denominated short-term credit facility was executed on July 25, 2011 to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian Subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”). As of March 31, 2012, 141.1 billion Colombian Pesos

(approximately $78.9 million) were outstanding under this credit facility. As of March 31, 2012, this facility accrued interest at 7.65% and was initially scheduled to mature on April 25, 2012. In April 2012, prior to maturity, the maturity date of this credit facility was extended to July 25, 2012 and began accruing interest at 8.20%.

Colombian Bridge Loans.    In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”), one of our subsidiaries entered into a 51.9 billion Colombian Peso-denominated bridge loan in December 2011. The loan accrued interest at 7.15% and was initially scheduled to mature on March 22, 2012. In March 2012, prior to maturity, the maturity date was extended to June 22, 2012 and began accruing interest at 8.20%.

On February 22, 2012, this subsidiary borrowed an additional 30.7 billion Colombian Pesos under a new loan. The additional borrowing accrues interest at 7.95% and matures on May 22, 2012. As of March 31, 2012, the principal amounts outstanding under these loans were 82.6 billion Colombian Pesos (approximately $46.2 million).

Colombian Loan.    In connection with the establishment of our joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the loans made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the loans made by the Millicom Subsidiary is reported as outstanding debt of ATC. As of March 31, 2012, an aggregate of $13.2 million was payable to the Millicom Subsidiary.

South African Facility.    Our 1.2 billion South African Rand credit facility (“South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited (“Cell C”) by our local South African subsidiary. As of March 31, 2012, the South African Facility accrued interest at 9.35% and matures on March 31, 2020. As of March 31, 2012, 687.0 million South African Rand (approximately $89.5 million) was outstanding under the South African Facility.

Ghana Loan.    In connection with the establishment of our joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Ghana Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Ghana Subsidiary”), and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Group’s operating subsidiary in Ghana. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Ghana Subsidiary is eliminated in consolidation, and the portion of the loans made by the MTN Subsidiary is reported as outstanding debt of American Tower. As of March 31, 2012, an aggregate of $131.0 million was payable to the MTN Subsidiary.

Senior Notes Offering.    On March 12, 2012, we completed a registered public offering of $700.0 million aggregate principal amount of our 4.70% Notes. The net proceeds to us from the offering were approximately $693.0 million, after deducting commissions and expenses. We used the net proceeds to repay a portion of the outstanding indebtedness incurred under our 2011 Credit Facility and 2012 Credit Facility which have been used to fund recent acquisitions.

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on September 15, 2012. We may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from March 12, 2012 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control and ratings decline, each as defined in supplemental indenture no. 5, dated March 12, 2012 (the “Supplemental Indenture”) to the base indenture dated May 13, 2010, as amended and supplemented on December 30, 2011, we will be required to offer to repurchase all of the 4.70% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 4.70% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The Supplemental Indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the Supplemental Indenture.

Stock Repurchase Program.    In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”).

During the three months ended March 31, 2012, we repurchased 79,000 shares of our common stock for an aggregate of $4.9 million, including commissions and fees, pursuant to the 2011 Buyback. As of March 31, 2012, we had repurchased 3.5 million shares of our common stock under the 2011 Buyback for an aggregate of $186.1 million, including commissions and fees.

Between April 1, 2012 and April 24, 2012, we repurchased an additional 24,700 shares of our common stock for an aggregate of $1.6 million, including commissions and fees, pursuant to the 2011 Buyback. As of April 24, 2012, we had repurchased a total of approximately 3.6 million shares of our common stock under the 2011 Buyback for an aggregate of $187.7 million, including commissions and fees.

Under the 2011 Buyback, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which allows us to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

We expect to continue managing the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors. In the near term, we expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases.

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the three months ended March 31, 2012, we received an aggregate of approximately $15.6 million in proceeds upon exercises of stock options.

Dividends.    As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

On March 22, 2012, we declared a cash distribution of $0.21 per share, or approximately $82.9 million. The distribution was paid on April 25, 2012 to stockholders of record at the close of business on April 11, 2012.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our 2011 Credit Facility, 2012 Credit Facility and our outstanding notes.

The following table summarizes our borrowings under our 2011 Credit Facility, 2012 Credit Facility and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of March 31, 2012 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
2011 Credit Facility	—	April 8, 2016
2012 Credit Facility	632,000	January 31, 2017
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (2)	208,503	April 15, 2017
4.70% senior notes	698,680	March 15, 2022
5.90% senior notes	499,316	November 1, 2021
4.50% senior notes	999,338	January 15, 2018
5.05% senior notes	699,276	September 1, 2020
4.625% senior notes	599,525	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	295,938	May 15, 2019
Ghana Loan (3)	130,951	May 4, 2016
South African Facility (4)	89,535	March 31, 2020
Colombian Short-Term Credit Facility (5)	78,907	April 25, 2012
Colombian Bridge Loans (6)	46,212	May 22, 2012
Colombian Loan (7)	13,192	February 22, 2022
Other debt, including capital leases	47,069

Total	$7,288,442

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes were assumed by us as a result of the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C., and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(3)	The Ghana Loan is denominated in U.S. Dollars and was entered into to refinance the bridge loan entered into in connection with the establishment of our joint venture and subsequent acquisitions of towers in Ghana.
(4)	The South African Facility is denominated in South African Rand and amortizes through March 31, 2020.
(5)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for towers from Coltel. In April 2012, the maturity date of the facility was extended to July 25, 2012.
(6)	The Colombian Bridge Loans are denominated in Colombian Pesos and were entered into in connection with the purchase of towers from Colombia Movil. The Bridge Loans have maturity dates of May 22, 2012 and June 22, 2012.

(7)	The Colombian Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture and acquisitions in Colombia.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $40.4 million as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2012. We also classified approximately $34.0 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2012.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2011, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the Securitization and to the 2011 Credit Facility and 2012 Credit Facility contain certain financial and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to the 2011 Credit Facility and the 2012 Credit Facility.    The loan agreements for the 2011 Credit Facility and 2012 Credit Facility contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of March 31, 2012, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2012, under the 2011 Credit Facility and 2012 Credit Facility we could incur approximately $2.7 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $452 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2012, under the 2011 Credit Facility and 2012 Credit Facility we could incur approximately $3.0 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.0 billion and we would still remain in compliance with this ratio.

•	Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended March 31, 2012, our interest expense, which was $321 million for that period, could increase by approximately $345 million under the 2011 Credit Facility and 2012 Credit Facility and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $862 million and we would still remain in compliance with this ratio.

The loan agreements also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for the 2011 Credit Facility and the 2012 Credit Facility would not only prevent us from being able to borrow additional funds under the facilities, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for the 2011 Credit Facility and the 2012 Credit Facility and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to Securitization.    The loan agreement for the Securitization involves assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of March 31, 2012, 5,282 broadcast and communications towers are owned by the two special purpose subsidiaries.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the three months ended March 31, 2012, the Borrowers distributed excess cash to us of approximately $127.2 million.

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

As of March 31, 2012, the Borrowers’ DSCR was 3.91x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2012 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $257.3 million in net cash flow before triggering a Cash Trap DSCR, and approximately $272.1 million in net cash flow before triggering an Amortization Period.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and fund our stock repurchase program, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements, refinance our existing indebtedness or fund our stock repurchase program.

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

For more information regarding the terms of our outstanding indebtedness, please see note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, accounting for acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2012. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Standards

In May 2011, the FASB amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance became effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance did not have a material impact on our condensed consolidated results of operations or financial position.

In September 2011, the FASB issued guidance on testing goodwill for impairment that became effective for the interim and annual periods beginning on or after December 15, 2011 (with early adoption permitted). Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity determines that it is more likely than not that the carrying value of a reporting unit is less than its fair value, then performing the two-step impairment test is unnecessary. The implementation of this guidance had no impact on our condensed consolidated results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of March 31, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of March 31, 2012

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$127,316	$2,322	$1,751,537	$600,484	$131,442	$3,949,231	$6,562,332	$6,988,482
Average Interest Rate (a)	7.75%	5.04%	5.61%	4.63%	9.00%	5.50%
Variable Rate Debt (a)		$2,238	$5,417	$10,296	$14,326	$689,258	$721,535	$727,352

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of March 31, 2012 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Notional Amount (b)						ZAR 350,000	ZAR 350,000	ZAR 2,908

(a)	As of March 31, 2012, variable rate debt consisted of our 2012 Credit Facility ($632.0 million drawn), which matures on January 31, 2017, and $89.5 million of indebtedness outstanding under our South African Facility which amortizes through March 31, 2020. As of March 31, 2012, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); Unison Notes, acquired in connection with Unison Acquisition ($196.0 principal amount due at maturity, the balance as of March 31, 2012 was $208.5 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of March 31, 2012 was $295.9 million); the 7.00% senior notes due 2017 ($500.0 million principal amount due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of March 31, 2012 was $599.5 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of March 31, 2012 was $699.3 million); the 4.50% Notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of March 31, 2012 was $999.3 million); the 5.90% senior notes due 2021 ($500.0 million principle amount due at maturity, the balance as of March 31, 2012 was $499.3 million); the 4.70% Notes due 2022 ($700.0 million principal amount due at maturity, the balance as of March 31, 2012 was $698.7 million); and other debt of $316.3 million (including the Colombian Bridge Loans, Colombian Short-Term Credit Facility, Colombian Loan, Ghana Loan and other debt including capital leases). Interest on the 2011 Credit Facility and the 2012 Credit Facility is payable in accordance with the applicable London Interbank Offered Rate (“LIBOR”) agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2012 for the 2011 Credit Facility and 2012 Credit Facility was 1.88%. For the three months ended March 31, 2012, the weighted average interest rate under the 2011 Credit Facility and the 2012 Credit Facility was 1.62%. Interest on the South African Facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at March 31, 2012, after giving effect to our interest rate swaps in South Africa, was 10.18%.

(b)	The interest rate swaps are denominated in South African Rand (“ZAR”). On March 31, 2012, the notional amount and the fair value was $45.6 million and $0.4 million, respectively.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2012, was comprised of $632.0 million under the 2012 Credit Facility and $43.9 million under the South African Facility after giving effect to our interest rate swap agreement in South Africa. A 10% increase in current interest rates would have caused an immaterial additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the three months ended March 31, 2012.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru and

South Africa. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in stockholders’ equity and as a component of comprehensive income.

For the three months ended March 31, 2012, approximately 28% of our revenues and approximately 36% of our total operating expenses were denominated in foreign currencies, as compared to 23% and 30%, respectively, during the same period in 2011.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2012 used to translate our financial results to U.S. Dollars. As of March 31, 2012, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 4%.

As of March 31, 2012, we have a substantial amount of additional intercompany debt and similar unaffiliated balances that are denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt has not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in less than $150 million of unrealized gains or losses that would be included in other income in our condensed consolidated statement of operations for the three months ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our merger with SCI’s parent in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, we filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case has been returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier by the primary defendant in the case or SCI. The Mexican carrier has asserted that it is entitled to approximately $7.9 million in damages. Any judgment of the court in Mexico against SCI would need to be enforced in the United States. As a result, at this stage of the proceeding, we are unable to determine whether the trial court in Mexico will assess damages against SCI and whether any such damages would be enforceable in the United States.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2011, we reported our material legal proceedings. Since the filing of our Annual Report, other than the legal proceedings discussed above, there have been no material developments with respect to any material legal proceedings to which we are a party.

ITEM 1A.	RISK FACTORS

Decrease in demand for our communications sites would materially and adversely affect our operating results and we cannot control that demand.

Factors affecting the demand for our communications sites, and to a lesser extent our network development services, could materially and adversely affect our operating results. Those factors include:

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	technological changes;

•	delays or changes in the deployment of next generation wireless technologies;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the growth rate of wireless communications or of a particular wireless segment;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses;

•	the imposition by local governments of significant license surcharges; and

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce obtainable lease rates. Examples of these technologies include spectrally efficient technologies which could relieve a portion of our tenants’ network capacity needs and as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies, such as picocells, femtocells and WiFi, could offload a portion of our tenants’ network traffic away from the traditional tower-based networks, which could also reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communication, radio and video services by direct broadcast satellites could materially and adversely affect demand for our tower space. In addition, a tenant may decide to no longer outsource tower infrastructure or otherwise change its business model which would result in a decrease in our revenue. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.

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

We began operating as a REIT for federal income tax purposes, effective for the taxable year beginning January 1, 2012. If we fail to qualify as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply. We believe that we are organized and will qualify as a REIT upon timely filing our federal income tax return for 2012, and we intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot guarantee that we will qualify or remain so qualified, including if our Board of Directors determines it is no longer in our interests to be a REIT. This is because REIT qualification involves the application of highly technical and complex provisions of the Code, which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of the Code provisions.

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

Failure to make required distributions would subject us to additional federal corporate income tax, and we may be limited in our ability to fund these distributions using cash generated through our TRSs.

We began declaring regular distributions in the first quarter of 2012, the amounts of which will be determined, and are subject to adjustment, by our Board of Directors. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income, and may fail to qualify for taxation as a REIT, which generally requires distribution of an amount equal to at least 90% of REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

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

The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the three months ended March 31, 2012, approximately 28% of our consolidated revenue was generated by our international operations, compared to 23% for the three months ended March 31, 2011. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•	expropriation or governmental regulation restricting foreign ownership;

•	restricting or revoking spectrum licenses;

•	imposing significant license surcharges;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws; and

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

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action or withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, which could require us to assume and fulfill the obligations of that joint venture.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the three months ended March 31, 2012, four tenants accounted for approximately 73% of our domestic rental and management segment revenue; and five tenants accounted for approximately 54% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships, including our renegotiation of our agreement with one of our largest international tenants, Iusacell. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 87% of the communications sites in our portfolio as of March 31, 2012 are located on land we lease, but do not own. Approximately 73% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

We may need additional financing to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements.

To fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities, sell assets or raise equity. We believe our cash provided by operations for the year ending December 31, 2012 will sufficiently fund our cash needs for operations, capital expenditures, required distribution payments and cash debt service (interest and principal repayments) obligations through 2012. However, we anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, future growth and expansion initiatives or satisfy our REIT distribution requirements.

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

As of March 31, 2012, we had approximately $7.3 billion of consolidated debt and the ability to borrow additional amounts of approximately $1.4 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

Our leverage could have significant negative consequences on our business, results of operations or financial condition, including:

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

Restrictive covenants in the loan agreements related to our Securitization, the loan agreements for our credit facilities and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

The loan agreement related to our Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the loan agreement for the Securitization are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the loan agreement could prevent the borrowers from taking certain actions with respect to the towers subject to the Securitization and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the towers subject to the Securitization, in which case we could lose such towers and the excess cash flow associated with such towers.

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

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 7 to our consolidated financial statements included in our Annual Report.

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

In accordance with GAAP, we are required to assess our goodwill and indefinite-lived intangibles annually to determine if they are impaired or more frequently in the event of circumstances indicating potential impairment. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

While we did not record any impairment charges during the three months ended March 31, 2012, it is possible that in the future, we may be required to record impairment charges for our goodwill for our reporting units or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy debt service obligations.

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

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen damage. Any damage or destruction to our towers or data centers as a result of these or other events would impact our ability to provide services to our tenants. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our tenants as a result of damage to our towers, it could lead to tenant loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health effects has been the subject of substantial study by the scientific community in recent years and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our tenants and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, we repurchased a total of 79,000 shares of our common stock for an aggregate of $4.9 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2012	31,800	$61.24	31,800	$1,316.8
February 2012	30,100	63.26	30,100	1,314.9
March 2012	17,100	62.63	17,100	1,313.9

Total First Quarter	79,000	$62.31	79,000	$1,313.9

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since March 31, 2012, we have continued to repurchase shares of our common stock pursuant to our 2011 Buyback. Between April 1, 2012 and April 24, 2012, we repurchased an additional 24,700 shares of our common stock for an aggregate of $1.6 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of April 24, 2012, we had repurchased a total of 3.6 million shares of our common stock under the 2011 Buyback for an aggregate of $187.7 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 3, 2012	By:	/S/ THOMAS A. BARTLETT

Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Supplemental Indenture No. 5, dated as of March 12, 2012, by and between American Tower Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K (File 001-14195) filed on March 12, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1