Form 10-Q
period 2012-06-30
AMERICAN TOWER CORP /MA/
filed 2012-08-02
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 20, 2012, there were 395,158,017 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$481,937	$330,191
Restricted cash	38,760	42,770
Short-term investments and available-for-sale securities	29,492	22,270
Accounts receivable, net	99,181	100,792
Prepaid and other current assets	240,653	254,750
Deferred income taxes	28,986	29,596

Total current assets	919,009	780,369

PROPERTY AND EQUIPMENT, net	5,079,729	4,894,205
GOODWILL	2,714,718	2,670,342
OTHER INTANGIBLE ASSETS, net	2,569,999	2,511,380
DEFERRED INCOME TAXES	213,779	206,711
DEFERRED RENT ASSET	687,497	609,529
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	524,628	557,278

TOTAL	$12,709,359	$12,229,814

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$201,386	$216,448
Accrued expenses	325,056	304,208
Distributions payable	86,994	—
Accrued interest	73,776	65,729
Current portion of long-term obligations	127,867	101,816
Unearned revenue	91,414	92,708

Total current liabilities	906,493	780,909

LONG-TERM OBLIGATIONS	7,337,552	7,134,492
ASSET RETIREMENT OBLIGATIONS	379,358	344,180
OTHER LONG-TERM LIABILITIES	599,766	560,091

Total liabilities	9,223,169	8,819,672

COMMITMENTS AND CONTINGENCIES EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value, 1,000,000,000 shares authorized, 395,204,787 and 393,642,079 shares issued, and 395,035,260 and 393,642,079 shares outstanding, respectively	3,952	3,936
Additional paid-in capital	4,946,255	4,903,800
Distributions in excess of earnings	(1,378,518)	(1,477,899)
Accumulated other comprehensive loss	(203,303)	(142,617)
Treasury stock (169,527 and 0 shares at cost, respectively)	(10,838)	—

Total American Tower Corporation equity	3,357,548	3,287,220
Non-controlling interest	128,642	122,922

Total equity	3,486,190	3,410,142

TOTAL	$12,709,359	$12,229,814

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Rental and management	$682,262	$583,839	$1,366,252	$1,130,494
Network development services	15,472	13,396	27,999	29,436

Total operating revenues	697,734	597,235	1,394,251	1,159,930

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $202, $0, $399 and $0, respectively)	165,060	144,330	328,784	272,189
Network development services (including stock-based compensation expense of $240, $0, $504 and $0, respectively)	7,324	6,747	14,585	14,216
Depreciation, amortization and accretion	172,072	138,558	321,727	269,789
Selling, general, administrative and development expense (including stock-based compensation expense of $13,109, $11,687, $25,693 and $24,045, respectively)	76,848	72,321	156,432	138,453
Other operating expenses	5,944	9,490	27,791	21,194

Total operating expenses	427,248	371,446	849,319	715,841

OPERATING INCOME	270,486	225,789	544,932	444,089

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371, $356, $742 and $728, respectively	3,586	3,590	7,129	7,089
Interest income	2,283	2,711	4,536	5,015
Interest expense	(100,233)	(74,512)	(195,350)	(148,939)
Loss on retirement of long-term obligations	—	—	(398)	—
Other (expense) income (including unrealized foreign currency (losses) gains of $(114,876), $27,460, $(59,038) and $43,638, respectively)	(118,623)	21,459	(65,762)	35,166

Total other expense	(212,987)	(46,752)	(249,845)	(101,669)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	57,499	179,037	295,087	342,420
Income tax provision	(23,815)	(65,877)	(51,063)	(137,300)
Income on equity method investments	5	11	23	12

NET INCOME	33,689	113,171	244,047	205,132
Net loss attributable to non-controlling interest	14,520	2,040	25,468	1,921

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$48,209	$115,211	$269,515	$207,053

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation	$0.12	$0.29	$0.68	$0.52

Diluted net income attributable to American Tower Corporation	$0.12	$0.29	$0.68	$0.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	394,743	396,599	394,314	397,180

Diluted	398,811	400,250	398,750	401,199

DISTRIBUTIONS DECLARED PER SHARE	$0.22	$—	$0.43	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME—Unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$33,689	$113,171	$244,047	$205,132
Other comprehensive (loss) income:
Net change in fair value of cash flow hedges, net of tax	(1,145)	—	(1,528)	1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	150	30	198	166
Net unrealized losses on available-for-sale securities, net of tax	—	(20)	—	(80)
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	495	—
Foreign currency translation adjustments	(112,048)	8,044	(75,139)	22,354

Other comprehensive (loss) income	(113,043)	8,054	(75,974)	24,417

Comprehensive (loss) income	(79,354)	121,225	168,073	229,549

Comprehensive loss attributable to non-controlling interest	21,942	2,040	40,756	1,921

Comprehensive (loss) income attributable to American Tower Corporation	$(57,412)	$123,265	$208,829	$231,470

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,047	$205,132
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	26,596	24,045
Depreciation, amortization and accretion	321,727	269,789
Other non-cash items reflected in statements of operations	112,660	101,783
Increase in net deferred rent asset	(59,590)	(45,057)
Decrease in restricted cash	4,083	272
Decrease (increase) in assets	33,478	(26,913)
Increase in liabilities	79,874	30,287

Cash provided by operating activities	762,875	559,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(226,402)	(236,580)
Payments for acquisitions, net of cash acquired	(532,860)	(892,554)
Proceeds from sale of short-term investments, available-for-sale securities and other long-term assets	192,977	60,882
Payments for short-term investments	(198,174)	(14,158)
Deposits, restricted cash, investments and other	(2,450)	25,123

Cash used for investing activities	(766,909)	(1,057,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	17,127	101,129
Borrowings under credit facilities	1,325,000	100,000
Proceeds from issuance of senior notes	698,670	—
Proceeds from term loan credit facility	750,000	—
Proceeds from other long-term borrowings	77,699	30,241
Repayments of notes payable, credit facilities and capital leases	(2,652,458)	(127,559)
Contributions from non-controlling interest holders, net	46,476	—
Purchases of common stock	(27,177)	(231,583)
Proceeds from stock options	31,134	40,228
Distributions	(82,881)	—
Deferred financing costs and other financing activities	(13,300)	30,164

Cash provided by (used for) financing activities	170,290	(57,380)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(14,510)	3,908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151,746	(551,421)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	330,191	883,963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$481,937	$332,542

NET CASH PAID FOR INCOME TAXES	$12,776	$28,295

CASH PAID FOR INTEREST	$171,661	$121,420

NON-CASH INVESTING AND FINANCING ACTIVITIES:
DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$(6,978)	$(8,488)

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES	$6,021	$2,925

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Earnings (Distributions) in Excess of Distributions (Earnings)	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2011	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	1,639,588	16			51,795				51,811
Issuance of common stock-Stock Purchase Plan	43,485	1			1,886				1,887
Treasury stock activity			(4,364,184)	(224,749)					(224,749)
Net change in fair value of cash flow hedges, net of tax						1,977			1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of tax						166			166
Net unrealized losses on available-for-sale securities, net of tax						(80)			(80)
Foreign currency translation adjustment						22,354			22,354
Contributions from non-controlling interest								36,990	36,990
Distributions to non-controlling interest								(258)	(258)
Net income (loss)							207,053	(1,921)	205,132

BALANCE, JUNE 30, 2011	487,740,025	$4,877	(91,743,902)	$(3,606,715)	$8,630,774	$62,470	$(1,529,543)	$37,925	$3,599,788

BALANCE, JANUARY 1, 2012	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	1,515,284	15			40,093				40,108
Issuance of common stock—Stock Purchase Plan	47,424	1			2,362				2,363
Treasury stock activity			(169,527)	(10,838)					(10,838)
Net change in fair value of cash flow hedges						(1,146)		(382)	(1,528)
Reclassification of unrealized losses on cash flow hedges to net income						198			198
Reclassification of unrealized losses on available-for-sale securities to net income						495			495
Foreign currency translation adjustment						(60,233)		(14,906)	(75,139)
Contributions from non-controlling interest								46,781	46,781
Distributions to non-controlling interest								(305)	(305)
Dividends/distributions declared							(170,134)		(170,134)
Net income (loss)							269,515	(25,468)	244,047

BALANCE, JUNE 30, 2012	395,204,787	$3,952	(169,527)	$(10,838)	$4,946,255	$(203,303)	$(1,378,518)	$128,642	$3,486,190

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications sites in the United States, Brazil, Chile, Colombia, Ghana, India, Mexico, Peru, South Africa and Uganda. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. The Company began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

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

REIT Conversion—In May 2011, the Company announced its intention to reorganize to qualify as a REIT for federal income tax purposes (the “REIT Conversion”). Effective December 31, 2011, the Company completed the merger with its predecessor (“American Tower”) that was approved by the Company’s stockholders in November 2011. At the time of the merger all outstanding shares of Class A common stock of American Tower were converted into a right to receive an equal number of shares of common stock of the surviving corporation. In addition, each share of Class A common stock of American Tower held in treasury at December 31, 2011 ceased to be outstanding, and a corresponding adjustment was recorded to additional paid-in capital and common stock.

The Company believes that since January 1, 2012, it has been organized and has operated in a manner that enables it to qualify, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include its network development services segment. In addition, the Company has included its international operations and DAS networks business within its TRSs. In the future, the Company may elect to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

reorganize and transfer certain assets or operations, such as its international operations, from its TRSs to other subsidiaries, including qualified REIT subsidiaries or other disregarded entities (“QRSs”).

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

Recently Adopted Accounting Standards—In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to fair value measurement and disclosure. This guidance clarifies existing measurement and disclosure requirements and results in greater consistency between GAAP and International Financial Reporting Standards. This guidance became effective prospectively for interim and annual periods beginning on or after December 15, 2011. The implementation of this guidance did not have a material impact on the Company’s condensed consolidated results of operations or financial position.

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

2.	Short-Term Investments and Available-For-Sale Securities

As of June 30, 2012, short-term investments included investments with original maturities of three months or more of $29.5 million. As of December 31, 2011, short-term investments included investments with original maturities of three months or more of $22.3 million and available-for-sale securities of less than $0.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

3.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of June 30, 2012	As of December 31, 2011 (1)
Prepaid assets	$85,336	$59,312
Prepaid operating ground leases	57,551	54,756
Value added tax and other consumption tax receivables	38,518	81,277
Other miscellaneous current assets	59,248	59,405

Balance	$240,653	$254,750

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

4.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2012 (1)	$2,244,612	$423,730	$2,000	$2,670,342
Additions	1,374	55,438	—	56,812
Effect of foreign currency translation	—	(12,436)	—	(12,436)

Balance as of June 30, 2012	$2,245,986	$466,732	$2,000	$2,714,718

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following ($ in thousands):

		As of June 30, 2012			As of December 31, 2011 (3)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (1)	Up to 20	$1,669,593	$(692,091)	$977,502	$1,543,066	$(654,137)	$888,929
Acquired customer-related intangibles	15-20	2,425,295	(907,189)	1,518,106	2,398,188	(843,432)	1,554,756
Acquired licenses and other intangibles	3-20	25,983	(20,354)	5,629	25,949	(20,045)	5,904
Economic Rights, TV Azteca	70	27,544	(13,007)	14,537	26,902	(12,643)	14,259

Total		4,148,415	(1,632,641)	2,515,774	3,994,105	(1,530,257)	2,463,848
Deferred financing costs, net (2)	N/A			54,225			47,532

Other intangible assets, net				$2,569,999			$2,511,380

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(1)	Acquired network location intangibles are amortized over a period of up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.
(3)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth, which could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The acquired licenses and other intangibles consist primarily of non-competition agreements acquired from SpectraSite, Inc. and in other tower acquisitions.

The Company amortizes these intangibles on a straight-line basis over the estimated useful lives. As of June 30, 2012, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, was approximately 12 years. Amortization of intangible assets for the three and six months ended June 30, 2012 was approximately $55.7 million and $107.5 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and six months ended June 30, 2011 was approximately $45.1 million and $87.9 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. The Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in millions):

Fiscal Year
2012 (remaining year)	$100.4
2013	193.9
2014	186.2
2015	173.3
2016	166.0
2017	164.4

5.	Financing Transactions

Revolving Credit Facility and Term Loan—On January 31, 2012, the Company repaid and terminated its $1.25 billion senior unsecured revolving credit facility and repaid $325.0 million of related term loan commitments, with proceeds from a $1.0 billion unsecured revolving credit facility entered into on April 8, 2011 (the “2011 Credit Facility”) and a new $1.0 billion unsecured revolving credit facility entered into on January 31, 2012 (the “2012 Credit Facility”).

2011 Credit Facility—As of June 30, 2012, the Company did not have any amounts outstanding under the 2011 Credit Facility. The Company continues to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course. The 2011 Credit Facility has a term of five years and matures on April 8, 2016.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2012 Credit Facility—On January 31, 2012, the Company entered into the 2012 Credit Facility, which has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above LIBOR for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

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

As of June 30, 2012, the Company did not have any amounts outstanding under the 2012 Credit Facility and had approximately $3.9 million of undrawn letters of credit. The Company continues to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

2012 Term Loan—On June 29, 2012, the Company entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The Company received net proceeds of approximately $746.4 million, of which $632.0 million were used to repay certain existing indebtedness under the 2012 Credit Facility.

The 2012 Term Loan has a term of five years and matures on June 29, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Term Loan may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.25% to 2.50% above LIBOR for LIBOR based borrowings or between 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of June 30, 2012, the interest under the 2012 Term Loan is LIBOR plus 1.75%.

The loan agreement contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of June 30, 2012, the Company had $750.0 million outstanding under the 2012 Term Loan.

Senior Notes Offering—On March 12, 2012, the Company completed a registered public offering of $700.0 million aggregate principal amount of its 4.70% senior notes due 2022 (the “4.70% Notes”). The net proceeds to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

the Company from the offering were approximately $693.0 million, after deducting commissions and expenses. The Company used the net proceeds to repay a portion of the outstanding indebtedness incurred under its 2011 Credit Facility and 2012 Credit Facility, which had been used to fund recent acquisitions.

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2012. The Company may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from March 12, 2012 and be computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Colombian Short-Term Credit Facility—The Company’s 141.1 billion Colombian Peso (“COP”) denominated short-term credit facility was executed on July 25, 2011 to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. As of June 30, 2012, 141.1 billion COP (approximately $79.1 million) were outstanding under this credit facility. As of June 30, 2012, this facility accrued interest at 8.20% and was scheduled to mature on July 25, 2012. In July 2012, the Company repaid approximately 6.1 billion COP (approximately $3.4 million at the repayment date) under this credit facility and extended the maturity date to August 25, 2012, with a new interest rate of 8.18%.

Colombian Bridge Loans—In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P., a subsidiary of the Company entered into a 51.9 billion COP denominated bridge loan in December 2011. As of June 30, 2012, this loan accrues interest at 7.95%. On February 22, 2012, this subsidiary borrowed an additional 30.7 billion COP under a new loan. As of June 30, 2012, this loan accrues interest at 7.95%. As of June 30, 2012, the aggregate principal amount outstanding under these combined loans was 82.6 billion COP (approximately $46.3 million) and the maturity dates were extended to September 22, 2012. In July 2012, the subsidiary borrowed an additional 6.9 billion COP (approximately $3.9 million at the date of the borrowings) under these loans.

Colombian Loan—In connection with the establishment of the joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the loans made by

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the loans made by the Millicom Subsidiary is reported as outstanding debt of ATC. As of June 30, 2012, an aggregate of $13.2 million was payable to the Millicom Subsidiary.

South African Facility—The Company’s 1.2 billion South African Rand (“ZAR”) credit facility (the “South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited (“Cell C”). As of June 30, 2012, the South African Facility accrues interest at 9.355% and matures on March 31, 2020. As of June 30, 2012, 687.0 million ZAR (approximately $84.1 million) was outstanding under the South African Facility.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Ghana Subsidiary”), and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Ghana Subsidiary”), as the lenders. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the Ghana Loan made by the ATC Ghana Subsidiary is eliminated in consolidation, and the portion of the Ghana Loan made by the MTN Ghana Subsidiary is reported as outstanding debt of the Company. As of June 30, 2012, an aggregate of $131.0 million was payable to the MTN Ghana Subsidiary.

Uganda Loan—In connection with the establishment of the Company’s joint venture with MTN Group and the acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Uganda Subsidiary”), and a wholly owned subsidiary of MTN Group (the “MTN Uganda Subsidiary”), as the lenders. The Uganda Loan matures on June 29, 2019 and accrues interest at 5.30% above LIBOR, reset annually, which as of June 30, 2012 was 6.368%. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of the Company. As of June 30, 2012, an aggregate of $61.0 million was payable to the MTN Uganda Subsidiary.

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

On January 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional value of 350.0 million ZAR, all of which have been designated as cash flow hedges. The Company uses

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

these interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa that accrue interest based on the Johannesburg Interbank Agreed Rate (“JIBAR”). The interest rate swap agreements have fixed interest rates ranging from 7.21% to 7.25% and expire on March 31, 2020. No interest rate swap agreements were outstanding at December 31, 2011. As of June 30, 2012, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

	Balance Sheet Location	Notional Amount (1)	Carrying Amount and Fair Value (1)
Liabilities:
Interest rate swap agreements	Other long-term liabilities	ZAR 350,000	ZAR 12,512

(1)	The interest rate swap agreements are denominated in ZAR and have a notional amount and fair value of $42.9 million and $1.5 million, respectively, as of June 30, 2012.

There were no interest rate swap agreements held by the Company during the three months ended June 30, 2011. During the three months ended June 30, 2012, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Three Months Ended June 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,315)	Interest expense	$(170)	N/A	N/A

During the six months ended June 30, 2012 and 2011, the interest rate swap agreements held by the Company had the following impact on OCI included in the consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Six Months Ended June 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,850)	Interest expense	$(322)	N/A	N/A

Six Months Ended June 30, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(228)	Interest expense	$(2,205)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

7.	Fair Value Measurements

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	June 30, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$29,492			$29,492

Liabilities:
Interest rate swap agreements (2)		$1,533		$1,533
Acquisition-related contingent consideration			$29,897	$29,897

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments and available-for-sale securities (3)	$22,270			$22,270

Liabilities:
Acquisition-related contingent consideration			$25,617	$25,617

(1)	Consists of certain short-term investments that are highly liquid and actively traded in over-the-counter markets.
(2)	Consists of interest rate swap agreements based on the JIBAR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.
(3)	Consists of available-for-sale securities traded on active markets as well as certain short-term investments that are highly liquid and actively traded in over-the-counter markets.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value approximated cost at June 30, 2012 and December 31, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The Company may be required to pay additional consideration under certain agreements for the acquisitions of communications sites in South Africa, Ghana and Colombia if specific conditions are met or events occur, such as (i) the collocation of certain wireless carriers subsequent to acquiring the communications sites or (ii) the conversion of certain barter agreements with other wireless carriers to cash paying master lease agreements.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the condensed consolidated statements of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying condensed consolidated balance sheets and operating expenses in the condensed consolidated statements of operations.

As of June 30, 2012, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $46.6 million. During the three months ended June 30, 2012, the fair value of the contingent consideration decreased as a result of changes in fair value of $1.8 million and changes due to foreign currency translation of $1.0 million, partially offset by additions of $0.3 million.

During the six months ended June 30, 2012, the fair value of the contingent consideration increased as a result of changes in fair value of $3.5 million, changes due to foreign currency translation of $0.9 million and additions of $0.3 million, partially offset by payments during the six months ended June 30, 2012 of $0.4 million.

Items Measured at Fair Value on a Nonrecurring Basis—During the six months ended June 30, 2012, certain long-lived assets held and used with a carrying value of $292.7 million were written down to their net realizable value, resulting in an asset impairment charge of $10.7 million, which was recorded in other operating expenses in the accompanying condensed consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair values as of June 30, 2012 and December 31, 2011. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $7.5 billion and $7.9 billion, respectively, of which $4.7 billion was measured using Level 1 inputs and $3.2 billion was measured using Level 2 inputs. As of December 31, 2011, the carrying value and fair value of long-term obligations, including the current portion, were $7.2 billion and $7.5 billion, respectively, of which $3.8 billion was measured using Level 1 inputs and $3.7 billion was measured using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At June 30, 2012 and December 31, 2011, the Company has provided a valuation allowance of approximately $53.4 million and $5.8 million, respectively, which primarily relates to foreign items. During the six months ended June 30, 2012, the Company increased amounts recorded as valuation allowances by $47.6 million due to the uncertainty as to the timing and the Company’s ability to recover net deferred tax assets in certain foreign operations in the foreseeable future. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of June 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $34.9 million and $34.5 million, respectively. The increase in the amount of unrecognized tax benefits during the six months ended June 30, 2012 is primarily attributable to the additions to the Company’s existing tax positions, partially offset by fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 12 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $4.2 million.

The Company recorded penalties and tax-related interest expense during the three and six months ended June 30, 2012 of $1.2 million and $2.6 million, respectively, and during the three and six months ended June 30, 2011 of $1.5 million and $2.4 million, respectively. As of June 30, 2012 and December 31, 2011, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $33.6 million and $31.5 million, respectively.

9.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2012 of $13.6 million and $26.6 million, respectively, and stock-based compensation expense during the three and six months ended June 30, 2011 of $11.7 million and $24.0 million, respectively. Stock-based compensation expense for the six months ended June 30, 2011 includes $2.7 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. For the six months ended June 30, 2012, the Company capitalized $1.1 million of stock-based compensation expense as property and equipment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Stock Options—The following table summarizes the Company’s option activity for the six months ended June 30, 2012:

Number of Options
Outstanding as of January 1, 2012	6,376,244
Granted	1,215,872
Exercised	(929,193)
Forfeited	(56,525)
Expired	(2,900)

Outstanding as of June 30, 2012	6,603,498

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the six months ended June 30, 2012:

Range of risk-free interest rate	0.89% - 1.03%
Weighted average risk-free interest rate	0.92%
Expected life of option grants	4.4 years
Range of expected volatility of underlying stock price	37.69% - 37.86%
Weighted average expected volatility of underlying stock price	37.86%
Expected annual dividends	1.50%

The weighted average grant date fair value per share during the six months ended June 30, 2012 was $17.43. As of June 30, 2012, total unrecognized compensation expense related to unvested stock options was $39.5 million and is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2012:

Number of Units
Outstanding as of January 1, 2012	2,197,460
Granted	812,381
Vested	(847,206)
Forfeited	(48,368)

Outstanding as of June 30, 2012	2,114,267

As of June 30, 2012, total unrecognized compensation expense related to unvested restricted stock units was $89.4 million, and is expected to be recognized over a weighted average period of approximately three years. Distributions will accrue with each restricted stock unit award granted subsequent to January 1, 2012.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (the “ESPP”) for all eligible employees as described in note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the lower of the fair market value on the first or the last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2012, employees purchased 47,424 shares under the ESPP and the fair value per share was $13.13.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2012 are as follows:

Approximate risk-free interest rate	0.05%
Expected life of shares	6 months
Expected volatility of underlying stock price	33.86%
Expected annual dividends	1.50%

10.	Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of its common stock (“2011 Buyback”).

During the six months ended June 30, 2012, the Company repurchased 169,527 shares of its common stock for an aggregate of $10.8 million, including commissions and fees, pursuant to the 2011 Buyback. As of June 30, 2012, the Company had repurchased 3.6 million shares of its common stock under the 2011 Buyback for an aggregate of $192.1 million, including commissions and fees.

Between July 1, 2012 and July 20, 2012, the Company repurchased an additional 17,900 shares of its common stock for an aggregate of $1.3 million, including commissions and fees, pursuant to the 2011 Buyback. As of July 20, 2012, the Company had repurchased a total of approximately 3.6 million shares of its common stock under the 2011 Buyback for an aggregate of $193.3 million, including commissions and fees.

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

Distributions—On March 22, 2012, the Company declared a cash distribution of $0.21 per share and on April 25, 2012 paid approximately $82.9 million to stockholders of record at the close of business on April 11, 2012. On June 20, 2012, the Company declared a cash distribution of $0.22 per share and on July 18, 2012 paid approximately $86.9 million to stockholders of record at the close of business on July 2, 2012. The Company will accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which will be payable upon vesting. As of June 30, 2012, the Company had accrued $0.3 million of distributions payable upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount of which will be determined and be subject to adjustment by the Company’s Board of Directors.

11.	Earnings per Common Share

Basic net income per common share represents net income attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted net income

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to American Tower Corporation	$48,209	$115,211	$269,515	$207,053

Basic weighted average common shares outstanding	394,743	396,599	394,314	397,180
Dilutive securities	4,068	3,651	4,436	4,019

Diluted weighted average common shares outstanding	398,811	400,250	398,750	401,199

Basic net income attributable to American Tower Corporation per common share	$0.12	$0.29	$0.68	$0.52

Diluted net income attributable to American Tower Corporation per common share	$0.12	$0.29	$0.68	$0.52

For the three and six months ended June 30, 2012, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 1.4 million and 0.9 million, respectively, as the effect would be anti-dilutive. For the three and six months ended June 30, 2011, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 0.2 million, as the effect would be anti-dilutive.

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

SEC Subpoena—On June 2, 2011, the Company received a subpoena from the SEC requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to the Company’s tax accounting and reporting. While the Company believes this investigation may in part relate to a former employee’s complaints, which the Company previously investigated with the assistance of outside counsel and a forensic accounting firm, finding no material issues, the Company cannot at this time predict the scope or the outcome of this investigation. The Company understands that its independent registered public accounting firm and one of its consultants also received subpoenas primarily related to the Company’s tax accounting and reporting during this period and its investigation into this complaint. The Company has cooperated and intends to continue to cooperate fully with the SEC with respect to its investigation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $520.3 million as of June 30, 2012, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $68.1 million as of June 30, 2012. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at June 30, 2012 would be valued at approximately $95.5 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

13.	Acquisitions and Other Transactions

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C to purchase up to approximately 1,400 existing communications sites, and up to 1,800 additional communications sites that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430.0 million. On March 8, 2011, July 25, 2011, and December 14, 2011 the Company completed the purchase of 959, 329 and 76 existing communications sites through its local South African subsidiary for an aggregate purchase price of $214.5 million (including contingent consideration of $2.6 million and value added tax of $12.3 million), using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% non-controlling interest in the Company’s South African subsidiary.

Under the terms of the purchase agreement, legal title to certain of the communications sites acquired on December 14, 2011 will be transferred upon fulfillment of certain conditions by Cell C. Prior to the fulfillment of these conditions, the Company will operate these communications sites and reflect all associated revenues and expenses in its consolidated results of operations.

The agreement with Cell C requires the Company to make a one-time payment based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired communications sites occurring within a four-year period after the initial closing date. Based on current estimates, the Company estimates the value of potential contingent consideration payments required to be made under the agreement to be between zero and $11.2 million. The fair value of the contingent consideration, which had preliminarily been estimated at $2.6 million, is estimated to be $10.8 million using a probability-weighted average of the expected outcomes at June 30, 2012. During the three and six months ended June 30, 2012, the Company recorded changes in fair value of zero and $3.9 million, respectively, as other operating expenses in the condensed consolidated statement of operations.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The allocation of the purchase price was finalized during the six months ended June 30, 2012.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$12,262	$12,262
Property and equipment	81,052	82,225
Intangible assets (3)	118,502	118,781
Current liabilities	(74)	(74)
Other long-term liabilities	(31,418)	(32,908)

Fair value of net assets acquired	$180,324	$180,286

Goodwill (4)	34,159	34,197

(1)	Reflected in the condensed consolidated balance sheets herein.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $105.0 million and network location intangibles of approximately $13.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(4)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

During July 2012, the Company purchased an additional 197 communications sites for an aggregate purchase price of $29.2 million.

Brazil Acquisition—On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 627 communications sites in Brazil for $553.2 million, which was subsequently increased to $585.4 million as a result of acquiring 39 additional communications sites during the year ended December 31, 2011. During the six months ended June 30, 2012, the purchase price was reduced to $585.3 million after certain post-closing purchase price adjustments.

The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The allocation of the purchase price was finalized during the six months ended June 30, 2012.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$9,922	$9,922
Non-current assets	71,529	98,047
Property and equipment	83,539	86,062
Intangible assets (4)	368,000	288,000
Current liabilities	(5,536)	(5,536)
Other long-term liabilities (5)	(38,519)	(38,519)

Fair value of net assets acquired	$488,935	$437,976

Goodwill (6)	96,395	147,459

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes approximately $7.7 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer-related intangibles of approximately $250.0 million and network location intangibles of approximately $118.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(5)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(6)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Brazil—Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 towers from Vivo S.A. (“Vivo”). Pursuant to the agreement, on March 30, 2012, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Company purchased 800 communications sites for an aggregate purchase price of $151.7 million. On June 30, 2012, the Company purchased the remaining 700 communications sites for an aggregate purchase consideration of $126.3 million, subject to post-closing adjustments, and payable to Vivo no later than July 31, 2012. In addition, the Company and Vivo amended the asset purchase agreement to allow for the acquisition of up to an additional 300 communications sites by the Company, subject to regulatory approval.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets acquired and liabilities assumed.

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$21,229
Property and equipment	115,415
Intangible assets (1)	116,375
Other long-term liabilities	(16,257)

Fair value of net assets acquired	$236,762

Goodwill (2)	41,210

(1)	Consists of customer-related intangibles of approximately $61.8 million and network location intangibles of approximately $54.6 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Ghana. Pursuant to the agreement, on May 6, 2011, August 11, 2011 and December 23, 2011, the joint venture acquired 400, 770 and 686 communications sites, respectively, from MTN Group’s operating subsidiary in Ghana for an aggregate purchase price of $515.6 million (including contingent consideration of $2.3 million and value added tax of $65.6 million). The aggregate purchase price was subsequently increased to $517.7 million (including contingent consideration of $2.3 million and value added tax of $65.6 million) after certain post-closing adjustments.

Under the terms of the purchase agreement, legal title to certain of the communications sites acquired on December 23, 2011 will be transferred upon fulfillment of certain conditions by MTN Group. Prior to the fulfillment of these conditions, the Company will operate these communications sites and reflect all associated revenues and expenses in its consolidated results of operations.

In December 2011, the Company signed an amendment to its agreement with MTN Group, which requires the Company to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying master lease agreements. Based on current estimates, the Company estimates the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $3.8 million. The fair value of the contingent consideration payable is estimated to be $3.8 million using

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

a probability weighted average of the expected outcomes at June 30, 2012. During the three and six months ended June 30, 2012, the Company recorded changes in fair value of zero and $0.7 million, respectively, as other operating expenses in the condensed consolidated statements of operations.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The allocation of the purchase price was finalized during the six months ended June 30, 2012.

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$6,969	$69,147
Non-current assets	69,145	5,405
Property and equipment	319,641	304,478
Intangible assets (3)	112,025	82,217
Other long-term liabilities	(11,477)	(13,356)

Fair value of net assets acquired	$496,303	$447,891

Goodwill (4)	21,375	67,755

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $58.0 million and network location intangibles of approximately $54.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Mexico Acquisition—On November 3, 2011, the Company entered into a definitive agreement to purchase up to approximately 730 communications sites from Telefónica’s Mexican subsidiary, Pegaso PCS, S.A. de C.V. (“Telefónica Mexico”). On December 15, 2011, the Company completed the purchase of 584 communications sites, for an aggregate purchase price of $121.9 million (including value added tax of $16.7 million). On December 7, 2011, the Company entered into a definitive agreement to purchase up to approximately 1,778 additional communications sites from Telefónica Mexico. On December 28, 2011, April 3, 2012 and June 29, 2012, the Company completed the purchase of 1,422, 55 and 74 communications sites, respectively, for aggregate purchase prices of $294.4 million (including value added tax of $40.7 million), $12.5 million (including value added tax of $1.7 million) and $15.7 million (including value added tax of $2.2 million), respectively. The acquisition is subject to a post-closing purchase price adjustment, following completion of the Company’s post-closing due diligence of the acquired company’s financial results.

The preliminary purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the completion of analyses of the fair value of the assets acquired and liabilities assumed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$61,312	$57,414
Non-current assets	16,326	26,845
Property and equipment	187,001	174,767
Intangible assets (3)	147,476	97,182
Current liabilities	(148)	(148)
Other long-term liabilities	(9,436)	(8,836)

Fair value of net assets acquired	$402,531	$347,224

Goodwill (4)	41,982	69,030

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $74.9 million and network location intangibles of approximately $72.6 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Colombia—Telefónica Moviles Acquisition—During the year ended December 31, 2011, the Company acquired 125 communications sites from Telefónica Moviles Colombia S.A. for an aggregate purchase price of $17.5 million.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The allocation of the purchase price was finalized during the six months ended June 30, 2012.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$110	$217
Property and equipment	13,526	12,456
Intangible assets (3)	4,008	4,675
Other long-term liabilities	(341)	(341)

Fair value of net assets acquired	$17,303	$17,007

Goodwill (4)	227	523

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $1.5 million and network location intangibles of approximately $2.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Colombia—Colombia Movil Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), a subsidiary of Millicom, whereby ATC Sitios Infraco, S.A.S., a Colombian subsidiary of the Company (“ATC Infraco”), would purchase up to 2,126 communications sites from Colombia Movil for an aggregate purchase price of approximately $182.0 million.

On December 21, 2011 and May 31, 2012, ATC Infraco completed the purchase of 1,346 and 29 existing communications sites, respectively, for an aggregate purchase price of $122.0 million (including contingent consideration of $15.6 million) subject to post-closing adjustments. Through a Millicom subsidiary, Millicom exercised its option to acquire an indirect, substantial minority equity interest in ATC Infraco. As the Company has maintained a controlling financial interest in the Colombian subsidiary, the financial results have been consolidated in the Company’s financial statements.

Under the terms of the agreement, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company estimates the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $29.6 million. The fair value of the contingent consideration is estimated to be $14.7 million using a probability weighted average of the expected outcomes at June 30, 2012. During the three and six months ended June 30, 2012, the Company recorded a reduction in fair value of $2.2 million which is included in other operating expenses in the condensed consolidated statements of operations.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price and the subsequent completion of analyses of the fair value of the assets acquired and liabilities assumed.

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$1,125	$1,126
Property and equipment	97,212	95,052
Intangible assets (3)	26,699	26,132
Current liabilities	(653)	(639)
Other long-term liabilities	(3,497)	(3,416)

Fair value of net assets acquired	$120,886	$118,255

Goodwill (4)	1,149	1,067

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $8.8 million and network location intangibles of approximately $17.9 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

During July 2012, the Company purchased an additional 55 communications sites for an aggregate purchase price of $4.6 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the assets acquired and liabilities assumed.

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$1,559	$2,772
Property and equipment	43,293	43,140
Intangible assets (3)	49,068	39,916
Other long-term liabilities	(4,505)	(4,505)

Fair value of net assets acquired	$89,415	$81,323

Goodwill (4)	5,445	13,537

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $24.2 million and network location intangibles of approximately $24.9 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Uganda Acquisition—On December 8, 2011, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Uganda. The joint venture is controlled by a holding company of which the ATC Uganda Subsidiary holds a 51% interest and the MTN Uganda Subsidiary holds a 49% interest. The joint venture is managed by the Company and owns a tower operations company in Uganda. As the Company has a controlling financial interest in the joint venture, the financial results have been consolidated in the Company’s financial statements.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,000 existing communications sites from MTN Group’s operating subsidiary in Uganda, subject to customary closing conditions. On June 29, 2012, the joint venture acquired 962 communications sites for an aggregate purchase price of $171.5 million, subject to post-closing adjustments. Under the terms of the purchase agreement, legal title to certain of these communications sites will be transferred upon fulfillment of certain conditions by MTN Group. Prior to the fulfillment of these conditions, the Company will operate these communications sites and reflect all associated revenues and expenses in its consolidated results of operations.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the final settlement of the purchase price with the sellers and the subsequent completion of analyses of the fair value of the asset acquired and liabilities assumed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$2,258
Property and equipment	104,063
Intangible assets (1)	61,194
Other long-term liabilities	(7,528)

Fair value of net assets acquired	$159,987

Goodwill (2)	11,479

(1)	Consists of customer-related intangibles of approximately $26.4 million and network location intangibles of approximately $34.8 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company expects that the goodwill will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

U.S. Acquisitions—During the six months ended June 30, 2012, the Company acquired a total of 80 communications sites in the United States for $32.8 million.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for acquisitions that closed during the six months ended June 30, 2012 and the amounts of assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$153
Property and equipment	11,360
Intangible assets (1)	20,489
Other long-term liabilities	(634)

Fair value of net assets acquired	$31,368

Goodwill (2)	1,420

(1)	Consists of customer relationships of approximately $11.1 million and network location intangibles of approximately $9.4 million. The customer relationships and network location are being amortized on a straight-line basis over a period of 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

During the six months ended June 30, 2012, the Company made certain purchase accounting measurement period adjustments to several U.S. acquisitions and retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2011. The allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed at the acquisition date for acquisitions which closed during the year ended December 31, 2011 (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$289	$—
Property and equipment	21,088	23,270
Intangible assets (3)	61,107	61,626
Other long-term liabilities	(4,288)	(4,118)

Fair value of net assets acquired	$78,196	$80,778

Goodwill (4)	4,604	2,022

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer relationships of approximately $46.4 million and network location intangibles of approximately $14.7 million as of June 30, 2012. The customer relationships and network location intangibles are being amortized on a straight-line basis over a period of 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

U.S. Property Interests—Unison Acquisition—On October 14, 2011, the Company acquired from Unison Holdings, LLC and Unison Site Management II, L.L.C. (collectively, “Unison”) various limited liability companies holding a portfolio of approximately 12 communications sites and 1,910 property interests, including property interests that the Company leases to communications service providers and other third-party tower operators under 1,810 communications sites for an aggregate purchase price of $312.0 million and assumed $196.0 million in existing indebtedness (the fair value of which was $209.3 million at the acquisition date). The acquisition includes property interests (easements, prepaid operating ground leases, term easements and managed sites) under the Company’s existing communications sites, as well as property interests under carrier tenant and other third-party communications sites, providing recurring cash flow and complementary leasing arrangements.

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

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon the subsequent completion of analyses of the fair value of the assets acquired and liabilities assumed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)(4)	$15,985	$16,203
Non-current assets (4)	154,769	154,817
Property and equipment (5)	340,474	340,602
Intangible assets	4,200	3,297
Current liabilities	(7,093)	(7,703)
Long-term obligations	(209,321)	(209,321)
Other long-term liabilities	(773)	(1,508)

Fair value of net assets acquired	$298,241	$296,387

Goodwill (6)	11,177	13,031

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes approximately $0.2 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(4)	Includes prepaid operating leases, term easements and managed sites.
(5)	Includes perpetual easements.
(6)	With the exception of interests in land and perpetual easements, the Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

U.S. Property Interests-Other—On October 21, 2011, the Company acquired property interests under approximately 240 communications sites in the United States for an aggregate purchase price of $72.6 million.

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

The property interests acquired included perpetual easements, prepaid operating ground leases and term easements for land located under the Company’s communications sites and sites owned by communications service providers and third-party tower operators.

The purchase price was preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition. The preliminary allocation of the purchase price will be finalized upon completion of analyses of the fair value of the assets acquired and liabilities assumed.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$359	$363
Non-current assets (3)	13,357	13,394
Property and equipment (4)	47,898	47,898
Intangible assets	490	383

Fair value of net assets acquired	$62,104	$62,038

Goodwill (5)	6,235	6,301

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes prepaid operating leases, term easements and managed sites.
(4)	Includes perpetual easements.
(5)	With the exception of interests in land and perpetual easements, the Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

14.	Business Segments

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The domestic rental and management segment provides for the leasing of antenna space on multi-tenant communications sites primarily to wireless service providers and radio and television broadcast companies in the United States. The international rental and management segment provides for the leasing of antenna space on multi-tenant communications sites to wireless service providers and radio and television broadcast companies in Brazil, Chile, Colombia, Ghana, India, Mexico, Peru, South Africa and Uganda. Through its network development services segment, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which primarily support the Company’s site leasing business and the addition of new tenants and equipment on its sites.

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to non-controlling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 is shown in the tables below. The Other column represents amounts

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income from continuing operations before income taxes and income on equity method investments, as these amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$473,411	$208,851	$682,262	$15,472		$697,734
Segment operating expenses (1)	88,113	76,745	164,858	7,084		171,942
Interest income, TV Azteca, net	—	3,586	3,586	—		3,586

Segment gross margin	385,298	135,692	520,990	8,388		529,378

Segment selling, general, administrative and development expense (1)	21,097	19,481	40,578	1,925		42,503

Segment operating profit	$364,201	$116,211	$480,412	$6,463		$486,875

Stock-based compensation expense					$13,551	13,551
Other selling, general, administrative and development expense					21,236	21,236
Depreciation, amortization and accretion					172,072	172,072
Other expense (principally interest expense and other (expense) income)					222,517	222,517

Income from continuing operations before income taxes and income on equity method investments						$57,499

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $13.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$424,906	$158,933	$583,839	$13,396		$597,235
Segment operating expenses	87,598	56,732	144,330	6,747		151,077
Interest income, TV Azteca, net	—	3,590	3,590	—		3,590

Segment gross margin	337,308	105,791	443,099	6,649		449,748

Segment selling, general, administrative and development expense (1)	17,833	21,517	39,350	1,549		40,899

Segment operating profit	$319,475	$84,274	$403,749	$5,100		$408,849

Stock-based compensation expense					$11,687	11,687
Other selling, general, administrative and development expense					19,735	19,735
Depreciation, amortization and accretion					138,558	138,558
Other expense (principally interest expense)					59,832	59,832

Income from continuing operations before income taxes and income on equity method investments						$179,037

(1)	Segment selling, general, administrative and development expenses excludes stock-based compensation expense of $11.7 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$960,473	$405,779	$1,366,252	$27,999		$1,394,251
Segment operating expenses (1)	181,116	147,269	328,385	14,081		342,466
Interest income, TV Azteca, net	—	7,129	7,129	—		7,129

Segment gross margin	779,357	265,639	1,044,996	13,918		1,058,914

Segment selling, general, administrative and development expense (1)	40,497	43,376	83,873	2,283		86,156

Segment operating profit	$738,860	$222,263	$961,123	$11,635		$972,758

Stock-based compensation expense					$26,596	26,596
Other selling, general, administrative and development expense					44,583	44,583
Depreciation, amortization and accretion					321,727	321,727
Other expense (principally interest expense and other (expense) income)					284,765	284,765

Income from continuing operations before income taxes and income on equity method investments						$295,087

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $25.7 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$842,532	$287,962	$1,130,494	$29,436		$1,159,930
Segment operating expenses	170,780	101,409	272,189	14,216		286,405
Interest income, TV Azteca, net	—	7,089	7,089	—		7,089

Segment gross margin	671,752	193,642	865,394	15,220		880,614

Segment selling, general, administrative and development expense (1)	36,012	38,978	74,990	3,212		78,202

Segment operating profit	$635,740	$154,664	$790,404	$12,008		802,412

Stock-based compensation expense					$24,045	24,045
Other selling, general, administrative and development expense					36,206	36,206
Depreciation, amortization and accretion					269,789	269,789
Other expense (principally interest expense)					129,952	129,952

Income from continuing operations before income taxes and income on equity method investments						$342,420

(1)	Segment selling, general, administrative and development expenses excludes stock-based compensation expense of $24.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” beginning on page 54 of our Annual Report on Form 10-K for the year ended December 31, 2011, and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the six months ended June 30, 2012 and include our domestic rental and management segment and our international rental and management segment. We began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

Our communications site portfolio of 49,468 sites, as of June 30, 2012, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless applications. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2012, approximately 21,592 towers domestically and approximately 27,611 towers internationally. In addition, our portfolio includes approximately 265 DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments.

The following table details the number of communications sites we own or operate in the countries in which we operate as of June 30, 2012:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	21,691	160
International:
Brazil	3,943	155
Chile	1,180	—
Colombia	2,000	706
Ghana	1,895	—
India	9,717	—
Mexico	5,020	199
Peru	475	—
South Africa	1,365	—
Uganda	962	—

(1)	All of the sites the Company operates are held pursuant to long-term capital leases.

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Among other factors, management uses segment gross margin and segment operating profit in its assessment of operating performance in each business segment. We define segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include interest income, TV Azteca, net (see note 14 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income attributable to non-controlling interest, income (loss) on equity method investments, income taxes and discontinued operations.

In the section that follows, we provide information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as our current quarter-to-date and year-to-date results of operations, financial position and sources and uses of liquidity. In addition, we highlight key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions.

Revenue Growth.    Our rental and management segments operate over 49,000 communications sites. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon various factors, including but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased through tower augmentation.

The primary sources of revenue growth for our domestic and international rental and management segments are:

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

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the six months ended June 30, 2012 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2012, we will generate more than $17 billion of non-cancellable future tenant lease revenue, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed percentage (on average approximately 3.5% in the U.S.), inflation or a fixed percentage plus inflation. Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the six months ended June 30, 2012, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.5% of the total revenue of our rental and management segments.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from wireless service providers as they seek to increase the coverage and capacity of their networks as well as roll out next generation technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our return on investment criteria.

According to industry data, we believe the following key trends will provide opportunities for organic growth in our domestic rental and management segment:

•	Wireless subscribers continue to upgrade their traditional handsets to smartphones while also acquiring incremental connected devices such as tablets and wireless data cards.

•	Wireless service providers continue to invest in their third generation (3G) networks by adding new cell sites as well as additional equipment to their existing cell sites.

•

Wireless service providers continue to pursue new avenues for growth, such as deploying fourth generation (4G) technology based wireless networks to provide higher speed data services and enable fixed broadband substitution.

According to industry data, we believe the following key trends will provide opportunities for organic growth in our international rental and management segment:

•	In India, nationwide voice networks continue to be deployed as wireless service providers are beginning their initial investments in wireless data networks.

•	In Ghana and Uganda, wireless service providers continue to build their voice and data networks to satisfy increasing demand for wireless service.

•	In South Africa, carriers are beginning to deploy wireless data networks across spectrum made available through recent spectrum auctions.

•

In Mexico and Brazil, nationwide voice networks have been initially deployed and certain incumbent wireless service providers continue to invest in their wireless data networks. Recent spectrum auctions in both markets have enabled other incumbent wireless service providers and new market entrants to begin their initial investments in wireless data networks.

•	In markets such as Chile, Colombia and Peru, recent or anticipated spectrum auctions are expected to drive investment in nationwide voice and wireless data networks.

Direct Operating Expenses.    Direct operating expenses incurred by our domestic and international rental and management segments include direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance and power and fuel costs, some of which may be passed through to our tenants. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense in our condensed consolidated statements of operations. In general, our domestic and international rental and management segments selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. We may incur additional segment selling, general, administrative and development expenses as we increase our presence in geographic areas where we have recently launched operations or are focused on expanding our communications site footprint. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

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

REIT Conversion.    Effective January 1, 2012, we reorganized our operations to qualify as a REIT for federal income tax purposes (the “REIT Conversion”). The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary (“TRS”), from investments in real estate, which for us will primarily consist of income from the leasing of our communications sites. Under the Internal Revenue Code of 1986, as amended (the “Code”), maintaining REIT status generally requires that no more than 25% of the value of the REIT’s assets be represented by securities of one or more TRSs and other non-qualifying assets.

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). On July 18, 2012, we made our second regular distribution of $0.22 per share of common stock, or approximately $86.9 million, to stockholders of record at the close of business on July 2, 2012. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

For more information on the requirements to qualify as a REIT, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Business—Overview,” and Item 1A of this Quarterly Report under the caption “Risk Factors.”

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

Results of Operations

Three Months Ended June 30, 2012 and 2011 (in thousands, except percentages)

Revenue

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$473,411	$424,906	$48,505	11%
International	208,851	158,933	49,918	31

Total rental and management	682,262	583,839	98,423	17
Network development services	15,472	13,396	2,076	15

Total revenues	$697,734	$597,235	$100,499	17%

Total revenues for the three months ended June 30, 2012, increased 17% to $697.7 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 12,240 new sites that we have constructed or acquired since April 1, 2011 and the reversal of $4.9 million of revenue reserves attributable to one of our tenants in Mexico.

Domestic rental and management segment revenue for the three months ended June 30, 2012 increased 11% to $473.4 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 9%, which includes approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, approximately 5% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites, and over 2% from straight-line lease accounting; and

•

Revenue growth from new sites of over 2%, which was a result of the construction or acquisition of approximately 540 new domestic sites, as well as land interests under third-party sites since April 1, 2011.

International rental and management segment revenue for the three months ended June 30, 2012 increased 31% to $208.9 million. This growth was primarily due to:

•	Revenue growth from new sites of approximately 28%, which was a result of the construction or acquisition of approximately 11,700 new international sites since April 1, 2011; and

•

An organic revenue increase of approximately 3%, which was a result of revenue growth of approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations and approximately 21% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 3% for the reversal of revenue reserves, offset by a negative impact of over 22% from foreign currency translation and a negative impact of approximately 1% from straight-line lease accounting.

Network development services segment revenue for the three months ended June 30, 2012 increased 15% to $15.5 million. The increase was primarily attributable to an increase in the structural analysis services provided during the three months ended June 30, 2012.

Gross Margin

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$385,298	$337,308	$47,990	14%
International	135,692	105,791	29,901	28

Total rental and management	520,990	443,099	77,891	18
Network development services	8,388	6,649	1,739	26%

Domestic rental and management segment gross margin for the three months ended June 30, 2012 increased 14% to $385.3 million, including over 11% attributable to our legacy sites and approximately 3% attributable to new sites. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a less than 1% increase in direct operating costs, of which approximately 1% was attributable to expense decreases on our legacy domestic sites, primarily related to cost management initiatives, which was offset by an increase of approximately 2% attributable to the incremental direct operating costs associated with the addition of approximately 540 new domestic sites since April 1, 2011.

International rental and management segment gross margin for the three months ended June 30, 2012 increased 28% to $135.7 million, including approximately 3% attributable to our legacy sites and approximately 25% attributable to new sites. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 35% increase in direct operating costs, including pass-through expenses. Direct operating expenses increased 1% as a result of the incremental costs associated with our legacy international sites and approximately 34% as a result of the incremental costs associated with the addition of approximately 11,700 new international sites since April 1, 2011.

Network development services segment gross margin for the three months ended June 30, 2012 increased 26% to $8.4 million. The increase was primarily attributable to an increase in revenue partially offset by an increase in direct operating expenses as a result of an increase in structural analysis services provided during the three months ended June 30, 2012.

Selling, General, Administrative and Development Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$21,097	$17,833	$3,264	18%
International	19,481	21,517	(2,036)	(9)

Total rental and management	40,578	39,350	1,228	3
Network development services	1,925	1,549	376	24
Other	34,345	31,422	2,923	9

Total selling, general, administrative and development expense	$76,848	$72,321	$4,527	6%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended June 30, 2012 increased 6% to $76.8 million. The increase was primarily attributable to an increase in our Other SG&A as well as a net increase in our rental and management segments.

Domestic rental and management segment SG&A for the three months ended June 30, 2012 increased 18% to $21.1 million. The increase was primarily attributable to the impact of initiatives, which we launched in 2011, designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance, and other functions supporting the expansion of our business.

International rental and management segment SG&A for the three months ended June 30, 2012 decreased 9% to $19.5 million. The decrease was primarily attributable to the reversal of approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved.

Network development services segment SG&A for the three months ended June 30, 2012 increased 24% to $1.9 million. The increase was primarily attributable to costs incurred to support internal improvement initiatives.

Other SG&A for the three months ended June 30, 2012 increased 9% to $34.3 million. The increase was primarily due to a $1.5 million increase in corporate expenses and a $1.4 million increase in SG&A related stock-based compensation expense. The increase in corporate expenses was attributable to incremental employee costs of approximately $1.1 million associated with supporting a growing global organization.

Operating Profit

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$364,201	$319,475	$44,726	14%
International	116,211	84,274	31,937	38

Total rental and management	480,412	403,749	76,663	19
Network development services	6,463	5,100	1,363	27%

Domestic rental and management segment operating profit for the three months ended June 30, 2012 increased 14% to $364.2 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (14%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (18%), as described above.

International rental and management segment operating profit for the three months ended June 30, 2012 increased 38% to $116.2 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (28%), as described above, and a decrease in our international rental and management segment SG&A (9%), as described above.

Network development services segment operating profit for the three months ended June 30, 2012 increased 27% to $6.5 million. The increase was primarily attributable to the increase in network development services segment gross margin (26%), as described above, and was partially offset by an increase in our network development services segment SG&A (24%), as described above.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Depreciation, amortization and accretion	$172,072	$138,558	$33,514	24%

Depreciation, amortization and accretion for the three months ended June 30, 2012 increased 24% to $172.1 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 12,240 sites since April 1, 2011, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other operating expenses	$5,944	$9,490	$(3,546)	(37)%

Other operating expenses for the three months ended June 30, 2012 decreased 37% to $5.9 million. This decrease was primarily attributable to a decrease of approximately $5.0 million in acquisition related costs, including contingent consideration, and non-recurring consulting and legal costs incurred in 2011 associated with our REIT Conversion, partially offset by an increase of approximately $1.5 million in impairments and net loss on sales or disposals of assets.

Interest Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$100,233	$74,512	$25,721	35%

Interest expense for the three months ended June 30, 2012 increased 35% to $100.2 million. The increase was attributable to an increase in our average debt outstanding of approximately $1.6 billion, primarily attributable to our recent acquisitions, and an increase in our annualized weighted average cost of borrowing from 5.27% to 5.43%.

Other (Expense) Income

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other (expense) income	$(118,623)	$21,459	$(140,082)	(653)%

During the three months ended June 30, 2012, we recorded unrealized foreign currency losses resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $114.9 million, and other expenses of approximately $3.7 million. During the three months ended June 30, 2011, we recorded unrealized foreign currency gains of approximately $27.5 million, partially offset by miscellaneous expenses of approximately $6.0 million.

Income Tax Provision

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Income tax provision	$23,815	$65,877	$(42,062)	(64)%
Effective tax rate	41.4%	36.8%

The income tax provision for the three months ended June 30, 2012 decreased 64% to $23.8 million. The effective tax rate (“ETR”) for the three months ended June 30, 2012 increased to 41.4% from 36.8%. The increase in ETR was primarily attributable to unrealized foreign currency losses, described above, which had an impact of reducing income from continuing operations before income taxes and income from equity method investments by approximately $114.9 million and our recording of valuation allowance on certain deferred tax assets of approximately $47.6 million. The deferred tax assets arose primarily as a result of purchase accounting and existing NOLs, which were generated partly from interest on intercompany debt. This increase in ETR was partially offset by our REIT conversion. As a REIT, while we will continue to be subject to income taxes on the income of our TRSs, under the provisions of the Code, we may deduct amounts distributed to stockholders against the income generated in our qualified REIT subsidiaries or other REIT disregarded entities (“QRSs”). Additionally, we are able to offset income in both our TRSs and QRSs by utilizing our NOLs.

The ETR on income from continuing operations for the three months ended June 30, 2012 differs from the federal statutory rate primarily due to our expected election to be taxed as a REIT commencing January 1, 2012 and to adjustments for foreign items. The ETR on income from continuing operations for the three months ended June 30, 2011 differs from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The adjustments for foreign items during the three months ended June 30, 2012 and 2011 primarily relate to the difference in the U.S. statutory tax rate of 35% and ETR in our international markets.

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Net income	$33,689	$113,171	$(79,482)	(70)%
Income from equity method investments	(5)	(11)	(6)	(55)
Income tax provision	23,815	65,877	(42,062)	(64)
Other expense (income)	118,623	(21,459)	(140,082)	(653)
Interest expense	100,233	74,512	25,721	35
Interest income	(2,283)	(2,711)	(428)	(16)
Other operating expenses	5,944	9,490	(3,546)	(37)
Depreciation, amortization and accretion	172,072	138,558	33,514	24
Stock-based compensation expense	13,551	11,687	1,864	16

Adjusted EBITDA	$465,639	$389,114	$76,525	20%

Net income for the three months ended June 30, 2012 decreased 70% to $33.7 million. The decrease was primarily attributable to an increase in other expense, interest expense and depreciation, amortization and accretion, partially offset by an increase in the operating profit of our rental and management segments, as described above, and a decrease in our income tax provision.

Adjusted EBITDA for the three months ended June 30, 2012 increased 20% to $465.6 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin, and was partially offset by an increase in SG&A, excluding stock-based compensation expense.

Results of Operations

Six Months Ended June 30, 2012 and 2011 (in thousands, except percentages)

Revenue

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$960,473	$842,532	$117,941	14%
International	405,779	287,962	117,817	41

Total rental and management	1,366,252	1,130,494	235,758	21
Network development services	27,999	29,436	(1,437)	(5)

Total revenues	$1,394,251	$1,159,930	$234,321	20%

Total revenues for the six months ended June 30, 2012, increased 20% to $1,394.3 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 14,360 new sites that we have constructed or acquired since January 1, 2011.

Domestic rental and management segment revenue for the six months ended June 30, 2012 increased 14% to $960.5 million, which was comprised of:

•

Revenue growth from legacy sites of over 11%, which includes approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, over 2% from straight-line lease accounting, over 7% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites, which includes the impact of approximately 2% due to a customer billing settlement during the first quarter of 2012; and

•

Revenue growth from new sites of approximately 3%, which was a result of the construction or acquisition of approximately 640 new domestic sites, as well as land interests under third-party sites since January 1, 2011.

International rental and management segment revenue for the six months ended June 30, 2012 increased 41% to $405.8 million. This growth was comprised of:

•	Revenue growth from new sites of over 41%, which was a result of the construction or acquisition of approximately 13,720 new international sites since January 1, 2011; and

•

Organic revenue was flat from the prior year period, which was a result of a negative impact of over 16% from foreign currency translation and a negative impact of over 1% from straight-line lease accounting. This was offset by revenue growth of over 2% attributable to contractual rent escalations, net of tenant lease cancellations over 13% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% for the reversal of revenue reserves.

Network development services segment revenue for the six months ended June 30, 2012 decreased 5% to $28.0 million. The decrease was primarily attributable to a favorable one-time item recognized during the six months ended June 30, 2011, partially offset by an increase in structural analysis services provided during the six months ended June 30, 2012.

Gross Margin

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$779,357	$671,752	$107,605	16%
International	265,639	193,642	71,997	37

Total rental and management	1,044,996	865,394	179,602	21
Network development services	13,918	15,220	(1,302)	(9)

Domestic rental and management segment gross margin for the six months ended June 30, 2012 increased 16% to $779.4 million, including approximately 13% attributable to our legacy sites and over 3% attributable to new sites. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by an increase in direct operating costs of over 6%, of which 4% was attributable to expense increases on our legacy domestic sites, primarily from increased straight-line rent expense and higher than normal repairs and maintenance activity, and approximately 2% was attributable to the incremental direct operating costs associated with the addition of approximately 640 new domestic sites since January 1, 2011.

International rental and management segment gross margin for the six months ended June 30, 2012 increased over 37% to $265.6 million, was primarily attributable to new sites. The growth was primarily attributable to the increase in revenue as described above, and was partially offset by a 45% increase in direct operating costs, including pass-through expenses. Direct operating expenses increased approximately 49% as a result of the incremental costs associated with the addition of approximately 13,720 new international sites since January 1, 2011. The increase was partially reduced by a 4% decrease in expenses on our legacy international sites, primarily attributable to changes in foreign currency exchange rates.

Network development services segment gross margin for the six months ended June 30, 2012 decreased 9% to $13.9 million. The decrease was primarily attributable to the favorable one-time item recognized during the six months ended June 30, 2011, described above, and an increase in direct operating expenses to support the increase in structural analysis services provided during the six months ended June 30, 2012.

Selling, General, Administrative and Development Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$40,497	$36,012	$4,485	12%
International	43,376	38,978	4,398	11

Total rental and management	83,873	74,990	8,883	12
Network development services	2,283	3,212	(929)	(29)
Other	70,276	60,251	10,025	17

Total selling, general, administrative and development expense	$156,432	$138,453	$17,979	13%

Total SG&A for the six months ended June 30, 2012 increased 13% to $156.4 million. The increase was attributable to an increase in our Other SG&A, as well as an increase in both of our rental and management segments.

Domestic rental and management segment SG&A for the six months ended June 30, 2012 increased 12% to $40.5 million. The increase was primarily attributable to the impact of initiatives, which we launched in 2011, designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance and other functions supporting the expansion of our business.

International rental and management segment SG&A for the six months ended June 30, 2012 increased 11% to $43.4 million. The increase was primarily attributable to our new markets as well as continued international expansion initiatives in foreign operations, partially offset by the reversal of approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved.

Network development services segment SG&A for the six months ended June 30, 2012 decreased 29% to $2.3 million. The decrease was primarily attributable to the reversal of bad debt expense upon the receipt of a customer payment for amounts previously reserved, partially offset by costs incurred to support internal improvement initiatives.

Other SG&A for the six months ended June 30, 2012 increased 17% to $70.3 million. The increase was primarily due to an $8.4 million increase in corporate expenses and a $1.6 million increase in SG&A related stock-based compensation expense. The increase in corporate expenses was primarily attributable to a $3.7 million non-recurring state tax expense and incremental employee costs of approximately $3.2 million associated with supporting a growing global organization.

Operating Profit

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$738,860	$635,740	$103,120	16%
International	222,263	154,664	67,599	44

Total rental and management	961,123	790,404	170,719	22
Network development services	11,635	12,008	(373)	(3)

Domestic rental and management segment operating profit for the six months ended June 30, 2012 increased 16% to $738.9 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (16%) as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (12%), as described above.

International rental and management segment operating profit for the six months ended June 30, 2012 increased 44% to $222.3 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (37%) as described above, and was partially offset by an increase in our international rental and management segment SG&A (11%), as described above.

Network development services segment operating profit for the six months ended June 30, 2012 decreased 3% to $11.6 million. The decrease was primarily related to the decrease in our network development services segment gross margin (9%) as described above, and was partially offset by a decrease in our network development services segment SG&A (29%), also described above.

Depreciation, Amortization and Accretion

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Depreciation, amortization and accretion	$321,727	$269,789	$51,938	19%

Depreciation, amortization and accretion for the six months ended June 30, 2012 increased 19% to $321.7 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 14,360 sites since January 1, 2011, which resulted in an increase in property and equipment.

Other Operating Expenses

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other operating expenses	$27,791	$21,194	$6,597	31%

Other operating expenses for the six months ended June 30, 2012 increased 31% to $27.8 million. The increase was primarily attributable to an increase of approximately $10.3 million in impairments, which included the impairment of one of our outdoor DAS networks upon the termination of a tenant lease during the six months ended June 30, 2012, and an increase of $5.1 million in losses on sale or disposal of assets, partially offset by a decrease of approximately $8.7 million in acquisition related costs, including contingent consideration, and non-recurring consulting and legal costs incurred in 2011 associated with our REIT Conversion.

Interest Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$195,350	$148,939	$46,411	31%

Interest expense for the six months ended June 30, 2012 increased 31% to $195.4 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.7 billion, primarily attributable to our recent acquisitions, and an increase in our annualized weighted average cost of borrowing from 5.34% to 5.44%.

Other (Expense) Income

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other (expense) income	$(65,762)	$35,166	$(100,928)	(287)%

During the six months ended June 30, 2012, we recorded unrealized foreign currency losses resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $59.0 million and other expenses of approximately $6.7 million. During the six months ended June 30, 2011, we recorded unrealized foreign currency gains of approximately $43.6 million, partially offset by miscellaneous expenses of approximately $8.4 million.

Income Tax Provision

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Income tax provision	$51,063	$137,300	$(86,237)	(63)%
Effective tax rate	17.3%	40.1%

The income tax provision for the six months ended June 30, 2012 decreased 63% to $51.1 million. The ETR for the six months ended June 30, 2012 decreased to 17.3% from 40.1%. This decrease was primarily attributable to our REIT Conversion, partially offset by an increase in valuation allowance on certain deferred tax assets of approximately $47.6 million. The deferred tax assets arose primarily as a result of purchase accounting and existing NOLs, which were generated partly from interest on intercompany debt. As a REIT, we may deduct amounts distributed to stockholders against the income generated in our QRSs and we are able to offset income in both our TRSs and QRSs by utilizing our NOLs.

The ETR on income from continuing operations for the six months ended June 30, 2012 differs from the federal statutory rate primarily due to our expected election to be taxed as a REIT commencing January 1, 2012 and to adjustments for foreign items. The ETR on income from continuing operations for the six months ended June 30, 2011 differs from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The discrete items during the six months ended June 30, 2011 primarily related to the implementation of restructuring activities in Latin America as well as the net benefit related to the recognition of previously reserved net operating losses.

Net Income/Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Net income	$244,047	$205,132	$38,915	19%
Income from equity method investments	(23)	(12)	11	92
Income tax provision	51,063	137,300	(86,237)	(63)
Other expense (income)	65,762	(35,166)	100,928	287
Loss on retirement of long-term obligations	398	—	398	N/A
Interest expense	195,350	148,939	46,411	31
Interest income	(4,536)	(5,015)	(479)	(10)
Other operating expenses	27,791	21,194	6,597	31
Depreciation, amortization and accretion	321,727	269,789	51,938	19
Stock-based compensation expense	26,596	24,045	2,551	11

Adjusted EBITDA	$928,175	$766,206	$161,969	21%

Net income for the six months ended June 30, 2012 increased 19% to $244.0 million. The increase was primarily attributable to an increase in the operating profit of our rental and management segments, as described above, partially offset by an increase in other expenses and other SG&A.

Adjusted EBITDA for the six months ended June 30, 2012 increased 21% to $928.2 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin, and was partially offset by an increase in SG&A.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2012 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt and equity offerings. As of June 30, 2012, we had approximately $2,478.0 million of total liquidity, comprised of approximately $481.9 million in cash and cash equivalents and the ability to borrow up to $1,996.1 million, net of any outstanding letters of credit, under our unsecured revolving credit facilities. Summary cash flow information for the six months ended June 30, 2012 and 2011 is set forth below (in thousands).

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used for):
Operating activities	$762,875	$559,338
Investing activities	(766,909)	(1,057,287)
Financing activities	170,290	(57,380)
Net effect of changes in exchange rates on cash and cash equivalents	(14,510)	3,908

Net increase (decrease) in cash and cash equivalents	$151,746	$(551,421)

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

As of June 30, 2012, we had total outstanding indebtedness of approximately $7.5 billion. During the six months ended June 30, 2012 and the year ended December 31, 2011, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months. If our acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we have sufficient borrowing capacity under our credit facilities. As of June 30, 2012, we had approximately $188.0 million of cash and cash equivalents held by our foreign subsidiaries. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we would be required to accrue and pay taxes.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On July 18, 2012, we made our second regular distribution of $0.22 per share of common stock, or approximately $86.9 million, to stockholders of record at the close of business on July 2, 2012. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Dividends.”

Cash Flows from Operating Activities

For the six months ended June 30, 2012, cash provided by operating activities was $762.9 million, an increase of $203.5 million as compared to the six months ended June 30, 2011. This increase was primarily due to an increase in the operating profit of our rental and management segments and an increase in cash provided by working capital, including the accelerated recovery of value added tax in our international rental and management segment. This increase was partially offset by an increase in cash paid for interest during the six months ended June 30, 2012.

Our domestic and international rental and management segments and network development services segment are expected to generate sufficient cash flows from operations during 2012 to meet their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the six months ended June 30, 2012, cash used for investing activities was $766.9 million, a decrease of $290.4 million as compared to the six months ended June 30, 2011. This decrease was primarily attributable to a decrease in acquisition-related activity during the six months ended June 30, 2012.

During the six months ended June 30, 2012, we spent $32.8 million to acquire approximately 80 communications sites in the United States, $351.7 million to acquire 1,920 communications sites in Brazil, Colombia, Mexico and Uganda and $148.4 million for the payment of amounts previously recognized in accounts payable or accrued expenses in the condensed consolidated balance sheets for communications sites we acquired in Chile, Colombia, Ghana and South Africa during the year ended December 31, 2011. We also acquired 700 communications sites in Brazil on June 30, 2012, the purchase price for which was paid in July 2012.

During the six months ended June 30, 2012, payments for purchases of property and equipment and construction activities totaled $226.4 million, including $113.3 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 1,180 communications sites and the installation of approximately 200 shared generators domestically, $27.2 million spent to acquire land under our towers that was subject to ground agreements (including leases), $45.0 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and $40.9 million for the redevelopment of existing sites to accommodate new tenant equipment.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2012 total capital expenditures will be between approximately $500 million and $600 million, including between $90 million and $100 million for capital improvements and corporate capital expenditures, between $75 million and $85 million for the redevelopment of existing communications sites, between $70 million and $80 million for ground lease purchases and between $265 million and $335 million for other discretionary capital projects, including the construction of approximately 1,800 to 2,200 new communications sites.

Cash Flows from Financing Activities

For the six months ended June 30, 2012, cash provided by financing activities was $170.3 million, as compared to cash used for financing activities of $57.4 million during the six months ended June 30, 2011.

Cash provided by financing activities during the six months ended June 30, 2012 is primarily due to (i) borrowings under our $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit Facility”) and our $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”) of $1.3 billion, (ii) proceeds from our $750.0 million unsecured term loan (the “2012 Term Loan”) of $746.4 million, (iii) proceeds from our registered offering of $700.0 million aggregate principle amount of our 4.70% senior notes due 2022 (the “4.70% Notes”) of $693.0 million, (iv) proceeds from other long-term borrowings of $77.7 million, (v) net contributions from non-controlling interest holders of $46.5 million, (vi) proceeds from stock options of $31.1 million and (vii) proceeds from short-term borrowings of $17.1 million.

These borrowings were partially offset by repayment of (i) $1.0 billion under our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), (ii) $325.0 million of term loan commitments (the “2008 Term Loan”), (iii) $625.0 million under the 2011 Credit Facility and (iv) $700.0 million under the 2012 Credit Facility. In addition, we made a distribution to our stockholders of $82.9 million and we paid $27.2 million for the repurchase of our common stock, which consisted of $16.4 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units and $10.8 million of repurchases under our stock repurchase program.

Revolving Credit Facility and 2008 Term Loan.    On January 31, 2012, we repaid and terminated our Revolving Credit Facility and repaid our 2008 Term Loan with proceeds from the 2011 Credit Facility and 2012 Credit Facility.

2011 Credit Facility.    As of June 30, 2012, we did not have any amounts outstanding under the 2011 Credit Facility. We continue to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course. The 2011 Credit Facility has a term of five years and matures on April 8, 2016.

2012 Credit Facility.    On January 31, 2012, we entered into the 2012 Credit Facility. The 2012 Credit Facility has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above LIBOR for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur on borrowings is 1.625% and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

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

As of June 30, 2012, we did not have any amounts outstanding under the 2012 Credit Facility and had approximately $3.9 million of undrawn letters of credit. We continue to maintain the ability to draw down and repay amounts under our 2012 Credit Facility in the ordinary course.

2012 Term Loan.    On June 29, 2012, we entered into the 2012 Term Loan. We received net proceeds of approximately $746.4 million, of which $632.0 million were used to repay certain existing indebtedness under the 2012 Credit Facility.

The 2012 Term Loan has a term of five years and matures on June 29, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Term Loan may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.25% to 2.50% above LIBOR for LIBOR based borrowings or between 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. As of June 30, 2012, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

The loan agreement contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Any failure to comply with the financial and operating covenants of the loan agreement would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of June 30, 2012, we had $750.0 million outstanding under the 2012 Term Loan.

Senior Notes Offering.    On March 12, 2012, we completed a registered public offering of $700.0 million aggregate principal amount of our 4.70% Notes. The net proceeds to us from the offering were approximately $693.0 million, after deducting commissions and expenses. We used the net proceeds to repay a portion of the outstanding indebtedness incurred under our 2011 Credit Facility and 2012 Credit Facility which had been used to fund recent acquisitions.

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2012. We may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes will accrue from March 12, 2012 and be computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Colombian Short-Term Credit Facility.    Our 141.1 billion Colombian Peso (“COP”) denominated short-term credit facility was executed on July 25, 2011 to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian Subsidiary, Colombia Telecomunicaciones S.A. E.S.P. (“Coltel”). As of June 30, 2012, 141.1 billion COP (approximately $79.1 million) were outstanding under this credit facility. As of June 30, 2012, this facility accrued interest at 8.20% and was scheduled to mature on July 25, 2012. In July 2012, we repaid approximately 6.1 billion COP (approximately $3.4 million at the repayment date) under this credit facility and extended the maturity date to August 25, 2012, with a new interest rate of 8.18%.

Colombian Bridge Loans.    In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”), one of our subsidiaries entered into a 51.9 billion COP denominated bridge loan in December 2011. As of June 30, 2012, this loan accrues interest at 7.95%. On February 22, 2012, this subsidiary borrowed an additional 30.7 billion COP under a new loan. As of June 30, 2012, this loan accrues interest at 7.95%. As of June 30, 2012, the aggregate principal amount outstanding under these combined loans was 82.6 billion COP (approximately $46.3 million) and the maturity dates were extended to September 22, 2012. In July 2012, the subsidiary borrowed an additional 6.9 billion COP (approximately $3.9 million at the date of the borrowings) under these loans.

Colombian Loan.    In connection with the establishment of our joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the loans made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the loans made by the Millicom Subsidiary is reported as outstanding debt of ATC. As of June 30, 2012, an aggregate of $13.2 million was payable to the Millicom Subsidiary.

South African Facility.    Our 1.2 billion South African Rand (“ZAR”) credit facility (“South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited by our local South African subsidiary. As of June 30, 2012, the South African Facility accrues interest at 9.355% and matures on March 31, 2020. As of June 30, 2012, 687.0 million ZAR (approximately $84.1 million) was outstanding under the South African Facility.

Ghana Loan.    In connection with the establishment of our joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Ghana Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Ghana Subsidiary”), and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Ghana Subsidiary”), as the lenders. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the Ghana Loan made by the ATC Ghana Subsidiary is eliminated in consolidation, and the portion of the Ghana Loan made by the MTN Ghana Subsidiary is reported as outstanding debt of American Tower Corporation. As of June 30, 2012, an aggregate of $131.0 million was payable to the MTN Ghana Subsidiary.

Uganda Loan—In connection with the establishment of our joint venture with MTN Group and the acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of ATC, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Uganda Subsidiary”), and a wholly owned subsidiary of MTN Group (the “MTN Uganda Subsidiary”), as the lenders. The Uganda Loan matures on June 29, 2019 and accrues interest at 5.30% above LIBOR, reset annually, which as of June 30, 2012 was 6.368%. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of American Tower Corporation. As of June 30, 2012, an aggregate of $61.0 million was payable to the MTN Uganda Subsidiary.

Stock Repurchase Program.    In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of our common stock (the “2011 Buyback”).

During the six months ended June 30, 2012, we repurchased 169,527 shares of our common stock for an aggregate of $10.8 million, including commissions and fees, pursuant to the 2011 Buyback. As of June 30, 2012, we had repurchased 3.6 million shares of our common stock under the 2011 Buyback for an aggregate of $192.1 million, including commissions and fees.

Between July 1, 2012 and July 20, 2012, we repurchased an additional 17,900 shares of our common stock for an aggregate of $1.3 million, including commissions and fees, pursuant to the 2011 Buyback. As of July 20, 2012, we had repurchased a total of approximately 3.6 million shares of our common stock under the 2011 Buyback for an aggregate of $193.3 million, including commissions and fees.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the six months ended June 30, 2012, we received an aggregate of approximately $31.1 million in proceeds upon exercises of stock options.

Distributions.    As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributions paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

On March 22, 2012, we declared a cash distribution of $0.21 per share and on April 25, 2012 paid approximately $82.9 million to stockholders of record at the close of business on April 11, 2012. On June 20, 2012, we declared a cash distribution of $0.22 per share and on July 18, 2012 paid approximately $86.9 million to stockholders of record at the close of business on July 2, 2012. We will accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which will be payable upon vesting. As of June 30, 2012, we had accrued $0.3 million of distributions payable upon the vesting of restricted stock units.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our 2011 Credit Facility, 2012 Credit Facility, 2012 Term Loan and our outstanding notes.

The following table summarizes our borrowings under our 2011 Credit Facility, 2012 Credit Facility, 2012 Term Loan and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of June 30, 2012 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
2011 Credit Facility	—	April 8, 2016
2012 Credit Facility	—	January 31, 2017
2012 Term Loan	750,000	June 29, 2017
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (2)	208,065	April 15, 2017
4.70% senior notes	698,706	March 15, 2022
5.90% senior notes	499,329	November 1, 2021
4.50% senior notes	999,363	January 15, 2018
5.05% senior notes	699,295	September 1, 2020
4.625% senior notes	599,563	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	296,047	May 15, 2019
Ghana Loan (3)	130,951	May 4, 2016
Uganda Loan (4)	61,023	June 29, 2019
South African Facility (5)	84,148	March 31, 2020
Colombian Short-Term Credit Facility (6)	79,090	July 25, 2012
Colombian Bridge Loans (7)	46,320	September 22, 2012
Colombian Loan (8)	13,192	February 22, 2022
Other debt, including capital leases	50,327

Total	$7,465,419

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes were assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C., (the “Unison Acquisition”) and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(3)	The Ghana Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture and subsequent acquisitions of towers in Ghana.
(4)	The Uganda Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture and subsequent acquisitions of towers in Uganda.
(5)	The South African Facility is denominated in South African Rand and amortizes through March 31, 2020.
(6)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos and was entered into in connection with the purchase of the exclusive use rights for towers from Coltel. In July 2012, the maturity date of the facility was extended to August 25, 2012.
(7)	The Colombian Bridge Loans are denominated in Colombian Pesos and were entered into in connection with the purchase of towers from Colombia Movil.
(8)	The Colombian Loan is denominated in U.S. Dollars and was entered into in connection with the establishment of our joint venture and acquisitions in Colombia.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $38.6 million as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2012. We also classified approximately $33.6 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2012.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2011, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the Securitization and to the 2011 Credit Facility, 2012 Credit Facility and 2012 Term Loan contain certain financial and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements and indentures represent those of our material debt agreements that incorporate covenants, the compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan.    The loan agreements for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of June 30, 2012, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2012, we could incur approximately $3.0 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $504 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2012, we could incur approximately $3.2 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.1 billion and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended June 30, 2012, our interest expense, which was $347 million for that period, could increase by approximately $351 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $878 million and we would still remain in compliance with this ratio.

The loan agreements also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for our credit facilities would not only prevent us from being able to borrow additional funds under the 2011 Credit Facility and the 2012 Credit Facility, but would constitute a default under the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to Securitization.    The loan agreement for the Securitization involves assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of June 30, 2012, 5,280 broadcast and communications towers are owned by the two special purpose subsidiaries.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the six months ended June 30, 2012, the Borrowers distributed excess cash to us of approximately $291.3 million.

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

As of June 30, 2012, the Borrowers’ DSCR was 3.87x. Based on the Borrowers’ net cash flow for the calendar quarter ended June 30, 2012 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $209.6 million in net cash flow before triggering a Cash Trap DSCR, and approximately $239.2 million in net cash flow before triggering an Amortization Period.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2012. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following tables provide information as of June 30, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of June 30, 2012

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$127,867	$2,542	$1,751,709	$600,765	$131,602	$3,951,395	$6,565,880	$7,039,591
Average Interest Rate (a)	8.03%	5.36%	5.61%	4.63%	9.00%	5.50%
Variable Rate Debt (a)	—	$2,104	$5,091	$9,677	$13,464	$864,835	$895,171	$906,848

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of June 30, 2012 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Notional Amount (b)						ZAR 350,000	ZAR 350,000	ZAR 12,512

(a)	As of June 30, 2012, variable rate debt consisted of our 2012 Term Loan ($750.0 million), which matures on June 29, 2017, $84.1 million of indebtedness outstanding under our South African Facility, which amortizes through March 31, 2020 and $61.0 of indebtedness under our Uganda Loan, which matures on June 29, 2019. As of June 30, 2012, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); Unison Notes, acquired in connection with Unison Acquisition ($196.0 principal amount due at maturity, the balance as of June 30, 2012 was $208.1 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of June 30, 2012 was $296.0 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of June 30, 2012 was $599.6 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of June 30, 2012 was $699.3 million); the 4.50% Notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of June 30, 2012 was $999.4 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of June 30, 2012 was $499.3 million); the 4.70% Notes due 2022 ($700.0 million principal amount due at maturity, the balance as of June 30, 2012 was $698.7 million); and other debt of $319.9 million (including the Colombian Bridge Loans, Colombian Short-Term Credit Facility, Colombian Loan, Ghana Loan and other debt including capital leases). Interest on the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2012 for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 2.00%. For the six months ended June 30, 2012, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 1.71%. Interest on the South African Facility is payable in accordance with the applicable JIBAR agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at June 30, 2012, after giving effect to our interest rate swap agreements in South Africa, was 10.18%. Interest on the Uganda Loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda Loan accrued interest at 6.368% at June 30, 2012.

(b)	The interest rate swaps are denominated in ZAR. On June 30, 2012, the notional amount and the fair value were $42.9 million and $1.5 million, respectively.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2012, was comprised of $750.0 million under the 2012 Term Loan, $61.0 million under the Uganda Loan and $41.3 million under the South African Facility after giving effect to our interest rate swap agreements in South Africa. A 10% increase in current interest rates would have caused an immaterial additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the six months ended June 30, 2012.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity and as a component of comprehensive income.

For the six months ended June 30, 2012, approximately 29% of our revenues and approximately 38% of our total operating expenses were denominated in foreign currencies, as compared to 25% and 31%, respectively, during the same period in 2011.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2012 used to translate our financial results to U.S. Dollars. As of June 30, 2012, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 8%.

As of June 30, 2012, we have a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that are denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt has not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $175 million of unrealized gains or losses that would be included in other income in our condensed consolidated statement of operations for the six months ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2011, we reported our material legal proceedings. Since the filing of our Annual Report, other than the legal proceedings discussed above and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, there have been no material developments with respect to any material legal proceedings to which we are a party.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the six months ended June 30, 2012 approximately 29% of our consolidated revenue was generated by our international operations, compared to 25% for the six months ended June 30, 2011. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•	changes to zoning regulations or construction laws, which could retroactively be applied to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring divestiture;

•	restricting or revoking spectrum licenses or suspending business under prior licenses;

•	imposing significant license surcharges;

•	possible failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws; and

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

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. In certain foreign jurisdictions, there may be changes to zoning regulations or construction laws based on site location which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time. These factors could materially and adversely affect our business, results of operations or financial condition.

A substantial portion of our revenue is derived from a small number of tenants.

A substantial portion of our total operating revenues is derived from a small number of tenants. For the six months ended June 30, 2012, four tenants accounted for approximately 74% of our domestic rental and management segment revenue; and five tenants accounted for approximately 54% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 87% of the communications sites in our portfolio as of June 30, 2012 are located on land we lease pursuant to operating leases. Approximately 76% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

We may need additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements.

To fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities, sell assets or raise equity. We believe our cash provided by operations for the year ending December 31, 2012 will sufficiently fund our cash needs for operations, capital expenditures, required distribution payments and cash debt service (interest and principal repayments) obligations through 2012. However, we anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, future growth and expansion initiatives or satisfy our REIT distribution requirements.

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

As of June 30, 2012, we had approximately $7.5 billion of consolidated debt and the ability to borrow additional amounts of approximately $2.0 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

While we did not record any impairment charges during the six months ended June 30, 2012, it is possible that in the future, we may be required to record impairment charges for our goodwill for our reporting units or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

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

Our towers or data centers may be affected by natural disasters and other unforeseen events for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen events. Any damage or destruction to our towers or data centers, or certain unforeseen events, may impact our ability to provide services to our tenants. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but such insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the damage. If we are unable to provide services to our tenants, it could lead to tenant loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could slow the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health or environmental effects has been the subject of substantial study by the scientific community in recent years and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our tenants and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended June 30, 2012, we repurchased a total of 90,527 shares of our common stock for an aggregate of $5.9 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
April 2012	27,800	$63.15	27,800	$1,312.1
May 2012	31,550	66.25	31,550	1,310.0
June 2012	31,177	66.29	31,177	1,307.9

Total Second Quarter	90,527	$65.31	90,527	$1,307.9

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

Since June 30, 2012, we have continued to repurchase shares of our common stock pursuant to our 2011 Buyback, originally announced on March 10, 2011. Between July 1, 2012 and July 20, 2012, we repurchased an additional 17,900 shares of our common stock for an aggregate of $1.3 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of July 20, 2012, we had repurchased a total of 3.6 million shares of our common stock under the 2011 Buyback for an aggregate of $193.3 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: August 2, 2012	By:	/S/ THOMAS A. BARTLETT

Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Term Loan Agreement, dated as of June 29, 2012, among the Company, as Borrower, The Royal Bank of Scotland plc, as Administrative Agent, Royal Bank of Canada and TD Securities (USA) LLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, RBS Securities Inc., RBC Capital Markets, LLC and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Securities LLC and Morgan Stanley MUFG Loan Partners, LLC, as Joint Bookrunners, and lenders that are signatories thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-1