Form 10-Q
period 2012-09-30
AMERICAN TOWER CORP /MA/
filed 2012-10-31
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 18, 2012, there were 395,352,861 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$382,312	$330,191
Restricted cash	43,482	42,770
Short-term investments and available-for-sale securities	—	22,270
Accounts receivable, net	148,807	100,792
Prepaid and other current assets	270,541	254,750
Deferred income taxes	27,641	29,596

Total current assets	872,783	780,369

PROPERTY AND EQUIPMENT, net	5,242,781	4,901,012
GOODWILL	2,763,706	2,676,971
OTHER INTANGIBLE ASSETS, net	2,595,059	2,497,611
DEFERRED INCOME TAXES	233,472	207,044
DEFERRED RENT ASSET	731,343	609,529
NOTES RECEIVABLE AND OTHER LONG-TERM ASSETS	522,160	557,278

TOTAL	$12,961,304	$12,229,814

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,380	$216,448
Accrued expenses	334,034	304,208
Distributions payable	91,063	—
Accrued interest	74,343	65,729
Current portion of long-term obligations	130,209	101,816
Unearned revenue	133,896	92,708

Total current liabilities	850,925	780,909

LONG-TERM OBLIGATIONS	7,359,355	7,134,492
ASSET RETIREMENT OBLIGATIONS	397,362	344,180
OTHER LONG-TERM LIABILITIES	667,680	560,091

Total liabilities	9,275,322	8,819,672

COMMITMENTS AND CONTINGENCIES EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value; 1,000,000,000 shares authorized; 395,607,119 and 393,642,079 shares issued; and 395,354,428 and 393,642,079 shares outstanding, respectively	3,956	3,936
Additional paid-in capital	4,971,181	4,903,800
Distributions in excess of earnings	(1,237,569)	(1,477,899)
Accumulated other comprehensive loss	(164,081)	(142,617)
Treasury stock (252,691 and 0 shares at cost, respectively)	(16,733)	—

Total American Tower Corporation equity	3,556,754	3,287,220
Non-controlling interest	129,228	122,922

Total equity	3,685,982	3,410,142

TOTAL	$12,961,304	$12,229,814

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Rental and management	$697,554	$614,808	$2,063,806	$1,745,302
Network development services	15,781	15,595	43,780	45,031

Total operating revenues	713,335	630,403	2,107,586	1,790,333

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $195, $853, $594 and $853, respectively)	177,336	160,265	506,120	432,454
Network development services (including stock-based compensation expense of $245, $910, $749 and $910, respectively)	7,568	8,668	22,153	22,884
Depreciation, amortization and accretion	144,061	142,113	465,788	411,902
Selling, general, administrative and development expense (including stock-based compensation expense of $12,618, $10,377, $38,311 and $34,422, respectively)	81,459	76,476	237,891	214,929
Other operating expenses	7,359	14,576	35,150	35,770

Total operating expenses	417,783	402,098	1,267,102	1,117,939

OPERATING INCOME	295,552	228,305	840,484	672,394

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $372, $458, $1,114 and $1,186, respectively	3,586	3,498	10,715	10,587
Interest income	1,717	1,822	6,253	6,837
Interest expense	(102,272)	(77,796)	(297,622)	(226,735)
Loss on retirement of long-term obligations	—	—	(398)	—
Other income (expense) (including unrealized foreign currency gains (losses) of $46,191, $(145,144), $(12,847) and $(101,505), respectively)	46,294	(150,876)	(19,468)	(115,710)

Total other expense	(50,675)	(223,352)	(300,520)	(325,021)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	244,877	4,953	539,964	347,373
Income tax provision	(13,054)	(24,681)	(64,117)	(161,981)
Income on equity method investments	2	2	25	14

NET INCOME (LOSS)	231,825	(19,726)	475,872	185,406
Net loss attributable to non-controlling interest	264	4,025	25,732	5,946

NET INCOME (LOSS) ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$232,089	$(15,701)	$501,604	$191,352

NET INCOME (LOSS) PER COMMON SHARE AMOUNTS:
Basic net income (loss) attributable to American Tower Corporation	$0.59	$(0.04)	$1.27	$0.48

Diluted net income (loss) attributable to American Tower Corporation	$0.58	$(0.04)	$1.26	$0.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	395,244	395,183	394,626	396,507

Diluted	399,487	395,183	399,084	400,467

DISTRIBUTIONS DECLARED PER SHARE	$0.23	$—	$0.66	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)—Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$231,825	$(19,726)	$475,872	$185,406
Other comprehensive income (loss):
Net change in fair value of cash flow hedges, net of tax	(955)	—	(2,483)	1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	199	29	397	195
Net unrealized losses on available-for-sale securities, net of tax	—	(6)	—	(86)
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	495	—
Foreign currency translation adjustments	38,782	(149,563)	(36,357)	(127,209)

Other comprehensive income (loss)	38,026	(149,540)	(37,948)	(125,123)

Comprehensive income (loss)	269,851	(169,266)	437,924	60,283

Comprehensive loss attributable to non-controlling interest	1,460	4,025	42,216	5,946

Comprehensive income (loss) attributable to American Tower Corporation	$271,311	$(165,241)	$480,140	$66,229

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,872	$185,406
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	39,654	36,185
Depreciation, amortization and accretion	465,788	411,902
Other non-cash items reflected in statements of operations	79,655	287,286
Increase in net deferred rent asset	(92,296)	(69,874)
Increase in restricted cash	(693)	(825)
Increase in assets	(36,137)	(58,891)
Increase in liabilities	184,704	58,809

Cash provided by operating activities	1,116,547	849,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(377,026)	(397,088)
Payments for acquisitions, net of cash acquired	(822,714)	(1,220,572)
Proceeds from sale of short-term investments, available-for-sale securities and other long-term assets	358,707	65,223
Payments for short-term investments	(330,341)	(20,412)
Deposits, restricted cash, investments and other	(2,892)	13,218

Cash used for investing activities	(1,174,266)	(1,559,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	20,099	101,128
Borrowings under credit facilities	1,325,000	280,014
Proceeds from issuance of senior notes	698,670	—
Proceeds from term loan credit facility	750,000	—
Proceeds from other long-term borrowings	99,132	80,814
Repayments of notes payable, credit facilities and capital leases	(2,655,367)	(207,120)
Contributions from non-controlling interest holders, net	48,500	87,183
Purchases of common stock	(33,436)	(391,098)
Proceeds from stock options	42,825	60,926
Distributions	(169,816)	—
Deferred financing costs and other financing activities	(13,512)	(7,582)

Cash provided by financing activities	112,095	4,265
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(2,255)	(1,089)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,121	(706,457)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	330,191	883,963

CASH AND CASH EQUIVALENTS, END OF PERIOD	$382,312	$177,506

NET CASH PAID FOR INCOME TAXES	$28,465	$48,808

CASH PAID FOR INTEREST	$265,443	$195,877

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$(1,228)	$4,495

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES	$12,219	$5,060

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Earnings (Distributions) in Excess of Distributions (Earnings)	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2011	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	2,333,452	23			86,828				86,851
Issuance of common stock-Stock Purchase Plan	43,485	1			1,886				1,887
Treasury stock activity			(7,586,960)	(393,121)					(393,121)
Net change in fair value of cash flow hedges, net of tax						1,977			1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of tax						195			195
Net unrealized losses on available-for-sale securities, net of tax						(86)			(86)
Foreign currency translation adjustment						(127,209)			(127,209)
Contributions from non-controlling interest								87,564	87,564
Distributions to non-controlling interest								(381)	(381)
Net income (loss)							191,352	(5,946)	185,406

BALANCE, SEPTEMBER 30, 2011	488,433,889	$4,884	(94,966,678)	$(3,775,087)	$8,665,807	$(87,070)	$(1,545,244)	$84,351	$3,347,641

BALANCE, JANUARY 1, 2012	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	1,917,576	19			65,017				65,036
Issuance of common stock—Stock Purchase Plan	47,464	1			2,364				2,365
Treasury stock activity			(252,691)	(16,733)					(16,733)
Net change in fair value of cash flow hedges						(1,862)		(621)	(2,483)
Reclassification of unrealized losses on cash flow hedges to net income						397			397
Reclassification of unrealized losses on available-for-sale securities to net income						495			495
Foreign currency translation adjustment						(20,494)		(15,863)	(36,357)
Contributions from non-controlling interest								48,963	48,963
Distributions to non-controlling interest								(441)	(441)
Dividends/distributions declared							(261,274)		(261,274)
Net income (loss)							501,604	(25,732)	475,872

BALANCE, SEPTEMBER 30, 2012	395,607,119	$3,956	(252,691)	$(16,733)	$4,971,181	$(164,081)	$(1,237,569)	$129,228	$3,685,982

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

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC (“SpectraSite”). ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries and joint ventures.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. Results of interim periods may not be indicative of results for the full year. Subsequent events have been evaluated up to the date of issuance of these financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company believes that since January 1, 2012, it has been organized and has operated in a manner that enables it to qualify, and intends to continue to operate in a manner that will allow it to continue to qualify as a REIT for federal income tax purposes.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include its network development services segment. In addition, the Company has included its international operations and DAS networks business within its TRSs. In the future, the Company may elect to have previously designated TRSs be treated as qualified REIT subsidiaries or other disregarded entities (“QRSs”), or reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Changes in Presentation—Changes have been made to the presentation of the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2011 to be consistent with the current year presentation. Specifically, contributions from non-controlling interest holders, in a net amount of $87.2 million, were previously included in deferred financing costs and other financing activities, but are now stated separately within financing activities in the Company’s condensed consolidated statements of cash flows.

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

2.	Short-Term Investments and Available-For-Sale Securities

As of September 30, 2012, there were no short-term investments with original maturities of three months or more or available-for-sale securities outstanding. As of December 31, 2011, short-term investments included investments with original maturities of three months or more of $22.3 million and available-for-sale securities of less than $0.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

3.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011 (1)
Prepaid assets	$110,783	$59,312
Prepaid operating ground leases	61,698	54,756
Other miscellaneous current assets	61,452	59,405
Value added tax and other consumption tax receivables	36,608	81,277

Balance	$270,541	$254,750

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

4.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2012 (1)	$2,244,612	$430,359	$2,000	$2,676,971
Additions	1,374	84,891	—	86,265
Effect of foreign currency translation	—	470	—	470

Balance as of September 30, 2012	$2,245,986	$515,720	$2,000	$2,763,706

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following ($ in thousands):

		As of September 30, 2012			As of December 31, 2011 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (2)	Up to 20	$1,641,639	$(704,131)	$937,508	$1,538,015	$(654,137)	$883,878
Acquired customer-related intangibles	15-20	2,530,338	(944,760)	1,585,578	2,389,470	(843,432)	1,546,038
Acquired licenses and other intangibles	3-20	26,065	(20,743)	5,322	25,949	(20,045)	5,904
Economic Rights, TV Azteca	70	29,261	(13,949)	15,312	26,902	(12,643)	14,259

Total		4,227,303	(1,683,583)	2,543,720	3,980,336	(1,530,257)	2,450,079
Deferred financing costs, net (3)	N/A			51,339			47,532

Other intangible assets, net				$2,595,059			$2,497,611

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over periods of up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.

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

The Company amortizes these intangibles on a straight-line basis over the estimated useful lives. As of September 30, 2012, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, was approximately 12 years. Amortization of intangible assets for the three and nine months ended September 30, 2012 was approximately $46.9 million and $154.3 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and nine months ended September 30, 2011 was approximately $43.3 million and $131.2 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. The Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in millions):

Fiscal Year
2012 (remaining year)	$50.7
2013	197.0
2014	189.2
2015	176.2
2016	168.9
2017	167.3

5.	Financing Transactions

Revolving Credit Facility and Term Loan—On January 31, 2012, the Company repaid and terminated its $1.25 billion senior unsecured revolving credit facility and repaid $325.0 million of related term loan commitments, with proceeds from borrowings under a $1.0 billion unsecured revolving credit facility entered into on April 8, 2011 (the “2011 Credit Facility”) and a new $1.0 billion unsecured revolving credit facility entered into on January 31, 2012 (the “2012 Credit Facility”).

2011 Credit Facility—As of September 30, 2012, the Company did not have any amounts outstanding under the 2011 Credit Facility and had approximately $6.7 million of undrawn letters of credit. The Company continues to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course. The 2011 Credit Facility has a term of five years and matures on April 8, 2016.

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

As of September 30, 2012, the Company did not have any amounts outstanding under the 2012 Credit Facility and had approximately $2.7 million of undrawn letters of credit. The Company continues to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

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

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.25% to 2.50% above LIBOR for LIBOR based borrowings or between 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of September 30, 2012, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

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

As of September 30, 2012, the Company had $750.0 million outstanding under the 2012 Term Loan.

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

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15. The Company began making interest payments on September 15, 2012. The Company may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes began to accrue on March 12, 2012 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Colombian Short-Term Credit Facility—The 141.1 billion Colombian Peso (“COP”) denominated short-term credit facility was executed by one of the Company’s Colombian subsidiaries (“ATC Sitios”) on July 25, 2011, to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. As of September 30, 2012, 135.0 billion COP (approximately $75.0 million) was outstanding under this credit facility and the facility was scheduled to mature on October 25, 2012 with an interest rate of 7.95%. In October 2012, the maturity date was extended to November 25, 2012, and the facility continues to accrue interest at a rate of 7.95%.

On October 19, 2012, ATC Sitios entered into a loan agreement for a long-term credit facility, which it intends to use to refinance the Colombian short-term credit facility upon completion of certain closing conditions.

Colombian Bridge Loans—In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”), another of the Company’s Colombian subsidiaries entered into five COP denominated bridge loans. As of September 30, 2012, the aggregate principal amount outstanding under these bridge loans was 94.0 billion COP (approximately $52.2 million). The bridge loans have terms ranging from 30 to 90 days, and are extended from time to time in the ordinary course. As of September 30, 2012, the interest rates of these loans ranged from 8.01% to 8.23%.

Colombian Loan—In connection with the establishment of the joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt of the Company. As of September 30, 2012, an aggregate of $16.3 million was payable to the Millicom Subsidiary.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

South African Facility—The Company’s 1.2 billion South African Rand (“ZAR”) credit facility (the “South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited (“Cell C”). On August 8, 2012 and September 14, 2012, the Company borrowed an additional 123.0 million ZAR (approximately $15.1 million) and 24.2 million ZAR (approximately $2.9 million), respectively. The South African Facility matures on March 31, 2020, and accrues interest based on a margin plus the Johannesburg Interbank Agreed Rate (“JIBAR”). As of September 30, 2012, 834.3 million ZAR (approximately $100.3 million) was outstanding under the South African Facility, and after giving effect to the interest rate swap agreements discussed in note 6, the facility accrues interest at a weighted average rate of 9.81%.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Ghana Subsidiary”), and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Ghana Subsidiary”), as the lenders. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the Ghana Loan made by the ATC Ghana Subsidiary is eliminated in consolidation, and the portion of the Ghana Loan made by the MTN Ghana Subsidiary is reported as outstanding debt of the Company. As of September 30, 2012, an aggregate of $131.0 million was payable to the MTN Ghana Subsidiary.

Uganda Loan—In connection with the establishment of the Company’s joint venture with MTN Group and the acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Uganda Subsidiary”), and a wholly owned subsidiary of MTN Group (the “MTN Uganda Subsidiary”), as the lenders. The Uganda Loan matures on June 29, 2019 and accrues interest at 5.30% above LIBOR, reset annually, which as of September 30, 2012 was 6.368%. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of the Company. As of September 30, 2012, an aggregate of $61.0 million was payable to the MTN Uganda Subsidiary.

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

The Company has entered into the following interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa that accrue interest based on JIBAR: (i) on January 16, 2012, the Company entered into three interest rate swap agreements with an aggregate notional value of 350.0 million

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

ZAR (ii) on August 29, 2012, the Company entered into three additional interest rate swap agreements with an aggregate notional value of 61.5 million ZAR and (iii) on September 28, 2012, the Company entered into three additional interest rate swap agreements with an aggregate notional value of 12.1 million ZAR.

All of the Company’s interest rate swap agreements have been designated as cash flow hedges, have fixed interest rates ranging from 6.09% to 7.25% and expire on March 31, 2020. No interest rate swap agreements were outstanding at December 31, 2011. As of September 30, 2012, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

	Balance Sheet Location	Notional Amount (1)	Carrying Amount and Fair Value (1)
Liabilities:
Interest rate swap agreements	Other long-term liabilities	ZAR 423,634	ZAR 20,407

(1)	The interest rate swap agreements are denominated in ZAR and have a notional amount and fair value of $51.0 million and $2.5 million, respectively, as of September 30, 2012.

There were no interest rate swap agreements held by the Company during the three months ended September 30, 2011. During the three months ended September 30, 2012, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Three Months Ended September 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,135)	Interest expense	$(181)	N/A	N/A

During the nine months ended September 30, 2011, the Company held twelve LIBOR-based interest rate swap agreements. As of September 30, 2011, none of those agreements were outstanding.

During the nine months ended September 30, 2012 and 2011, the interest rate swap agreements held by the Company had the following impact on OCI included in the consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Nine Months Ended September 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(2,985)	Interest expense	$(502)	N/A	N/A

Nine Months Ended September 30, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(228)	Interest expense	$(2,205)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

7.	Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	September 30, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Liabilities:
Interest rate swap agreements (1)		$2,454		$2,454
Acquisition-related contingent consideration			$27,209	$27,209

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments and available-for-sale securities (2)	$22,270			$22,270

Liabilities:
Acquisition-related contingent consideration			$25,617	$25,617

(1)	Consists of interest rate swap agreements based on JIBAR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.
(2)	Consists of certain short-term investments that are highly liquid and actively traded in over-the-counter markets as well as available-for-sale securities traded in active markets.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value approximated cost at September 30, 2012 and December 31, 2011.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. There were no interest rate swap agreements outstanding at December 31, 2011.

The Company may be required to pay additional consideration under certain agreements for the acquisitions of communications sites in South Africa, Ghana, Colombia and the United States if specific conditions are met or events occur, such as (i) the collocation of certain wireless carriers subsequent to acquiring the communications sites or (ii) the conversion of certain barter agreements with other wireless carriers to cash-paying master lease agreements.

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

As of September 30, 2012, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $44.7 million. During the three months ended September 30, 2012 and 2011, the fair value of the contingent consideration changed as follows (in thousands):

	2012	2011
Balance as of July 1	$29,897	$5,671
Additions	1,180	2,108
Payments	(3,951)	(938)
Change in fair value	325	1,341
Foreign currency translation adjustment	(242)	—

Balance as of September 30	$27,209	$8,182

During the nine months ended September 30, 2012 and 2011, the fair value of the contingent consideration changed as follows (in thousands):

	2012	2011
Balance as of January 1	$25,617	$5,809
Additions	1,533	2,199
Payments	(4,397)	(1,638)
Change in fair value	3,791	1,812
Foreign currency translation adjustment	665	—

Balance as of September 30	$27,209	$8,182

Items Measured at Fair Value on a Nonrecurring Basis—During the nine months ended September 30, 2012, certain long-lived assets held and used with a carrying value of $299.9 million were written down to their net realizable value of $289.2 million as a result of an asset impairment charge of $10.7 million, which was

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

recorded in other operating expenses in the accompanying condensed consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair values as of September 30, 2012 and December 31, 2011. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair values were estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $7.5 billion and $8.1 billion, respectively, of which $4.8 billion was measured using Level 1 inputs and $3.3 billion was measured using Level 2 inputs. As of December 31, 2011, the carrying value and fair value of long-term obligations, including the current portion, were $7.2 billion and $7.5 billion, respectively, of which $3.8 billion was measured using Level 1 inputs and $3.7 billion was measured using Level 2 inputs.

8.	Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. As described in note 1, the Company began operating as a REIT for the taxable year commencing January 1, 2012. As a REIT, the Company will continue to be subject to income taxes on the income of its TRSs. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. Additionally, the Company is able to offset income in both its TRSs and QRSs by utilizing its net operating losses.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At September 30, 2012 and December 31, 2011, the Company has provided a valuation allowance of approximately $56.2 million and $5.8 million, respectively, which primarily relates to foreign items. During the nine months ended September 30, 2012, the Company increased amounts recorded as valuation allowances by $50.4 million due to the uncertainty as to the timing and the Company’s ability to recover net deferred tax assets in certain foreign operations in the foreseeable future. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

As of September 30, 2012 and December 31, 2011, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $33.3 million and $34.5 million, respectively. The decrease in the amount of unrecognized tax benefits during the nine months ended September 30, 2012 is primarily attributable to the expiration of the statute of limitations on certain existing tax positions, partially offset by the additions to the Company’s existing tax positions and fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 12 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $3.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company recorded penalties and tax-related interest expense during the three and nine months ended September 30, 2012 of $1.3 million and $3.9 million, respectively, and during the three and nine months ended September 30, 2011 of $1.2 million and $3.5 million, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions, the Company reduced its liability for uncertain tax positions by $3.4 million. As of September 30, 2012 and December 31, 2011, the total amount of accrued income tax-related interest and penalties included in other long-term liabilities in the condensed consolidated balance sheets was $32.3 million and $31.5 million, respectively.

9.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2012 of $13.1 million and $39.7 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2011 of $12.1 million and $36.2 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 includes $3.0 million related to the modification of the vesting and exercise terms for certain employees’ equity awards. During the nine months ended September 30, 2012 and 2011, the Company capitalized $1.6 million and $2.4 million, respectively, of stock-based compensation expense as property and equipment.

Stock Options—The following table summarizes the Company’s option activity for the nine months ended September 30, 2012:

Number of Options
Outstanding as of January 1, 2012	6,376,244
Granted	1,230,578
Exercised	(1,316,473)
Forfeited	(110,825)
Expired	(2,900)

Outstanding as of September 30, 2012	6,176,624

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the nine months ended September 30, 2012:

Range of risk-free interest rate	0.67% - 1.03%
Weighted average risk-free interest rate	0.92%
Expected life of option grants	4.4 years
Range of expected volatility of underlying stock price	37.02% - 37.86%
Weighted average expected volatility of underlying stock price	37.85%
Expected annual dividends	1.50%

The weighted average grant date fair value per share during the nine months ended September 30, 2012 was $17.45. As of September 30, 2012, total unrecognized compensation expense related to unvested stock options was $35.1 million and is expected to be recognized over a weighted average period of approximately three years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2012:

Number of Units
Outstanding as of January 1, 2012	2,197,460
Granted	827,282
Vested	(867,404)
Forfeited	(104,894)

Outstanding as of September 30, 2012	2,052,444

As of September 30, 2012, total unrecognized compensation expense related to unvested restricted stock units was $79.6 million, and is expected to be recognized over a weighted average period of approximately two years. Distributions will accrue with each unvested restricted stock unit award granted subsequent to January 1, 2012.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (the “ESPP”) for all eligible employees as described in note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the lower of the fair market value on the first or the last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2012, employee contributions were accumulated to purchase an estimated 71,136 shares under the ESPP and the fair value per share was $13.13.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2012 are as follows:

Approximate risk-free interest rate	0.05%
Expected life of shares	6 months
Expected volatility of underlying stock price	33.86%
Expected annual dividends	1.50%

10.	Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of its common stock (“2011 Buyback”).

During the nine months ended September 30, 2012, the Company repurchased 252,691 shares of its common stock for an aggregate of $16.7 million, including commissions and fees, pursuant to the 2011 Buyback. As of September 30, 2012, the Company had repurchased a total of approximately 3.7 million shares of its common stock under the 2011 Buyback for an aggregate of $197.9 million, including commissions and fees.

Between October 1, 2012 and October 18, 2012, the Company repurchased an additional 16,689 shares of its common stock for an aggregate of $1.2 million, including commissions and fees, pursuant to the 2011 Buyback. As of October 18, 2012, the Company had repurchased a total of approximately 3.7 million shares of its common stock under the 2011 Buyback for an aggregate of $199.1 million, including commissions and fees.

Under the 2011 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Distributions—On March 22, 2012, the Company declared a cash distribution of $0.21 per share and on April 25, 2012 paid a total of approximately $82.9 million to stockholders of record at the close of business on April 11, 2012. On June 20, 2012, the Company declared a cash distribution of $0.22 per share and on July 18, 2012 paid a total of approximately $86.9 million to stockholders of record at the close of business on July 2, 2012. On September 19, 2012, the Company declared a cash distribution of $0.23 per share and on October 15, 2012 paid a total of approximately $90.9 million to stockholders of record at the close of business on October 1, 2012.

The Company will accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which will be payable upon vesting. As of September 30, 2012, the Company had accrued $0.5 million of distributions payable upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

11.	Earnings (Loss) per Common Share

Basic net income (loss) per common share represents net income (loss) attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share represents net income (loss) attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon exercise of stock options and share based awards as determined under the treasury stock method. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 12).

The following table sets forth basic and diluted income (loss) from continuing operations per common share computational data for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to American Tower Corporation	$232,089	$(15,701)	$501,604	$191,352

Basic weighted average common shares outstanding	395,244	395,183	394,626	396,507
Dilutive securities	4,243	—	4,458	3,960

Diluted weighted average common shares outstanding	399,487	395,183	399,084	400,467

Basic net income (loss) attributable to American Tower Corporation per common share	$0.59	$(0.04)	$1.27	$0.48

Diluted net income (loss) attributable to American Tower Corporation per common share	$0.58	$(0.04)	$1.26	$0.48

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For the three and nine months ended September 30, 2012, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 1.2 million and 1.0 million, respectively, as the effect would be anti-dilutive. For the three months ended September 30, 2011, the Company assumed common stock equivalents to be anti-dilutive, as income from continuing operations attributable to American Tower Corporation was in a loss position. For the nine months ended September 30, 2011, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 0.9 million, as the effect would be anti-dilutive.

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

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI”), a predecessor to SpectraSite, is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s acquisition of SCI in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI if the primary defendant in the case is unable to satisfy the judgment. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, the Company filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case was returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier. The Mexican carrier sought damages of approximately $7.9 million in the trial court. On August 2, 2012, the trial court entered judgment against the primary defendant and SCI in the amount of approximately $6.5 million. Each of the parties appealed the trial court’s determination and on October 17, 2012, the appellate court entered judgment against the primary defendant in the amount of approximately $7.9 million with SCI responsible for any amount that cannot be recovered from the primary defendant. SCI is currently considering whether to file an additional appeal. Any judgment of the court in Mexico against SCI would need to be enforced in the United States and the Company is unable to determine whether the award of damages is enforceable in the United States.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,500 towers from AT&T between December 2000 and August 2004. All of the towers are part of the Company’s securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $532.5 million as of September 30, 2012, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL (which completed its merger with Verizon Wireless in January 2009) to acquire towers from ALLTEL through a 15-year sublease agreement. Pursuant to the agreement with ALLTEL, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $68.6 million as of September 30, 2012. At ALLTEL’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at September 30, 2012 would be valued at approximately $97.5 million.

Chile Remediation Plan—The Company records impairment losses on long-lived assets when events and circumstances indicate that long-lived assets might be impaired and the assets’ carrying value exceeds its undiscounted future cash flows. In June 2012, the Chilean government passed a law that imposes certain zoning restrictions on telecommunications towers located throughout Chile. The new law applies retroactively and may require the Company to modify or remove approximately 22 existing towers. The Company has developed a remediation plan, which requires approval of the Chilean government and cooperation of other impacted parties. As of September 30, 2012, the Company believes that the remediation plan, if approved by the Chilean government, will not have a material impact on the Company’s consolidated balance sheet, results of operations or cash flows.

13.	Acquisitions and Other Transactions

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The allocations of purchase price are based on estimates of the fair value of the net assets acquired at the date of the particular acquisition and are subject to adjustment during the particular measurement period (up to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and/or liabilities as of that date. The effect of measurement period adjustments to the allocation of the purchase price are as if the adjustments had been completed on the acquisition date. All changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and/or goodwill, or require acceleration of the amortization expense of intangible assets. During the nine months ended September 30, 2012, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet for the year ended December 31, 2011.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C to purchase up to approximately 1,400 existing communications sites, and up to 1,800 additional communications sites that either are under construction or will be constructed, for an aggregate purchase price of up to approximately $430.0 million. On March 8, 2011, July 25, 2011, and December 14, 2011 the Company completed the purchase of 959, 329 and 76 existing communications sites, respectively, through its local South African subsidiary for an aggregate purchase price of $214.5 million (including contingent consideration of $2.6 million and value added tax of $12.3 million), using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% non-controlling interest in the Company’s South African subsidiary.

Under the terms of the purchase agreement, legal title to certain of the communications sites acquired on December 14, 2011 will be transferred upon fulfillment of certain conditions by Cell C. Prior to the fulfillment of these conditions, the Company will operate and maintain control of these communications sites, and accordingly, reflect these sites in the allocation of purchase price and the consolidated operating results.

The agreement with Cell C requires the Company to make a one-time payment based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired communications sites occurring within a four-year period after the initial closing date. Based on current estimates, the Company estimates the value of the remaining potential contingent consideration payments required to be made under the agreement to be between zero and $7.0 million. The fair value of the remaining contingent consideration, which had preliminarily been estimated at $2.6 million, is estimated to be $6.7 million using a probability-weighted average of the expected outcomes at September 30, 2012. The Company has previously made payments under this arrangement of $4.0 million. During the three and nine months ended September 30, 2012, the Company recorded changes in fair value of zero and $3.9 million, respectively, as other operating expenses in the condensed consolidated statement of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The allocation of the purchase price was finalized during the nine months ended September 30, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$12,262	$12,262
Property and equipment	81,052	82,225
Intangible assets (3)	118,502	118,781
Current liabilities	(74)	(74)
Other long-term liabilities	(31,418)	(32,908)

Fair value of net assets acquired	$180,324	$180,286

Goodwill (4)	34,159	34,197

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $105.0 million and network location intangibles of approximately $13.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Pursuant to the agreement with Cell C entered into on November 4, 2010, the Company completed the purchase of an additional 197 and 39 communications sites on July 31, 2012 and August 31, 2012, respectively, for an aggregate purchase price of $35.0 million (including value added tax of $4.3 million). Under the terms of the agreement, legal title to certain of the communications sites acquired on July 31, 2012 and August 31, 2012 will be transferred upon fulfillment of certain conditions by Cell C. Prior to the fulfillment of these conditions, the Company will operate and maintain control of these communications sites, and accordingly, reflect these sites in the allocation of purchase price and the consolidated operating results.

The following table summarizes the preliminary allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$4,295
Non-current assets	340
Property and equipment	16,375
Intangible assets (1)	10,709
Other long-term liabilities	(2,552)

Fair value of net assets acquired	$29,167

Goodwill (2)	5,809

(1)	Consists of customer-related intangibles of approximately $8.5 million and network location intangibles of approximately $2.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Brazil Acquisition—On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 627 communications sites in Brazil for $553.2 million, which was subsequently increased to $585.4 million as a result of acquiring 39 additional communications sites during the year ended December 31, 2011. During the nine months ended September 30, 2012, the purchase price was reduced to $585.3 million after certain post-closing purchase price adjustments.

The allocation of the purchase price was finalized during the nine months ended September 30, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$9,922	$9,922
Non-current assets	71,529	98,047
Property and equipment	83,539	86,062
Intangible assets (4)	368,000	288,000
Current liabilities	(5,536)	(5,536)
Other long-term liabilities (5)	(38,519)	(38,519)

Fair value of net assets acquired	$488,935	$437,976

Goodwill (6)	96,395	147,459

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes approximately $7.7 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer-related intangibles of approximately $250.0 million and network location intangibles of approximately $118.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(5)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(6)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Brazil—Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 towers from Vivo S.A. (“Vivo”). Pursuant to the agreement, on March 30, 2012, the Company purchased 800 communications sites for an aggregate purchase price of $151.7 million. On June 30, 2012, the Company purchased the remaining 700 communications sites for an aggregate purchase consideration of $126.3 million, subject to post-closing adjustments. In addition, the Company and Vivo amended the asset purchase agreement to allow for the acquisition of up to an additional 300 communications sites by the Company, subject to regulatory approval. On August 31, 2012, the Company purchased an additional 192 communications sites from Vivo for an aggregate purchase consideration of $32.7 million, subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the preliminary allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$23,760
Property and equipment	129,174
Intangible assets (1)	129,833
Other long-term liabilities	(18,195)

Fair value of net assets acquired	$264,572

Goodwill (2)	46,123

(1)	Consists of customer-related intangibles of approximately $68.7 million and network location intangibles of approximately $61.1 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Ghana. The joint venture is controlled by a holding company of which the ATC Ghana Subsidiary holds a 51% interest and the MTN Ghana Subsidiary holds a 49% interest. The joint venture is managed and controlled by the Company and owns a tower operations company in Ghana.

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

Under the terms of the purchase agreement, legal title to certain of the communications sites acquired on December 23, 2011 will be transferred upon fulfillment of certain conditions by MTN Group. Prior to the fulfillment of these conditions, the Company will operate and maintain control of these communications sites, and accordingly, reflect these sites in the allocation of purchase price and the consolidated operating results.

In December 2011, the Company signed an amendment to its agreement with MTN Group, which requires the Company to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash-paying master lease agreements. The Company currently estimates the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $4.0 million. The fair value of the contingent consideration payable is estimated to be $3.7 million using a probability weighted average of the expected outcomes at September 30, 2012. During the three and nine months ended September 30, 2012, the Company recorded a reduction in fair value of $0.1 million and an increase in fair value of $0.6 million, respectively, which are included in other operating expenses in the condensed consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The allocation of the purchase price was finalized during the nine months ended September 30, 2012. The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$6,969	$69,147
Non-current assets	69,145	5,405
Property and equipment	319,641	304,478
Intangible assets (3)	112,025	82,217
Other long-term liabilities	(11,477)	(13,356)

Fair value of net assets acquired	$496,303	$447,891

Goodwill (4)	21,375	67,755

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $58.0 million and network location intangibles of approximately $54.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Mexico Acquisition—On November 3, 2011, the Company entered into a definitive agreement to purchase up to approximately 730 communications sites from Telefónica’s Mexican subsidiary, Pegaso PCS, S.A. de C.V. (“Telefónica Mexico”). On December 15, 2011, the Company completed the purchase of 584 communications sites, for an aggregate purchase price of $121.9 million (including value added tax of $16.7 million). On December 7, 2011, the Company entered into a definitive agreement to purchase up to approximately 1,778 additional communications sites from Telefónica Mexico. On December 28, 2011, April 3, 2012, June 29, 2012 and July 10, 2012, the Company completed the purchase of 1,422, 55, 74 and 3 communications sites, respectively, for an aggregate purchase price of $323.3 million (including value added tax of $44.7 million).

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$61,402	$57,414
Non-current assets	16,350	26,845
Property and equipment	187,275	174,767
Intangible assets (3)	147,692	97,182
Current liabilities	(148)	(148)
Other long-term liabilities	(9,449)	(8,836)

Fair value of net assets acquired	$403,122	$347,224

Goodwill (4)	42,044	69,030

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $75.0 million and network location intangibles of approximately $72.7 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

On September 12, 2012, the Company entered into a definitive agreement to purchase up to approximately 348 additional communications sites from Telefónica Mexico. On September 27, 2012, the Company completed the purchase of 279 communications sites, for an aggregate purchase price of $63.1 million (including value added tax of $8.7 million).

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$8,700
Non-current assets	2,316
Property and equipment	26,520
Intangible assets (1)	20,928
Other long-term liabilities	(1,339)

Fair value of net assets acquired	$57,125

Goodwill (2)	5,955

(1)	Consists of customer-related intangibles of approximately $10.6 million and network location intangibles of approximately $10.3 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Colombia—Telefónica Moviles Acquisition—During the year ended December 31, 2011, the Company acquired 125 communications sites from Telefónica Moviles Colombia S.A. (“Telefónica Colombia”) for an aggregate purchase price of $17.5 million.

The allocation of the purchase price was finalized during the nine months ended September 30, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$110	$217
Property and equipment	13,526	12,456
Intangible assets (3)	4,008	4,675
Other long-term liabilities	(341)	(341)

Fair value of net assets acquired	$17,303	$17,007

Goodwill (4)	227	523

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $1.5 million and network location intangibles of approximately $2.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

During the three months ended September 30, 2012, the Company acquired an additional 31 communications sites from Telefónica Colombia for an aggregate purchase price of $4.7 million.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$2
Property and equipment	3,590
Intangible assets (1)	1,062
Other long-term liabilities	(91)

Fair value of net assets acquired	$4,563

Goodwill (2)	89

(1)	Consists of customer-related intangibles of approximately $0.4 million and network location intangibles of approximately $0.7 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

Colombia—Colombia Movil Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil, whereby ATC Sitios Infraco, S.A.S., a Colombian subsidiary of the Company (“ATC Infraco”), would purchase up to 2,126 communications sites from Colombia Movil for an aggregate purchase price of approximately $182.0 million.

From December 21, 2011 through the nine months ended September 30, 2012, ATC Infraco completed the purchase of 1,484 communications sites for an aggregate purchase price of $132.3 million (including contingent consideration of $16.8 million), subject to post-closing adjustments. Through a Millicom subsidiary, Millicom exercised its option to acquire an indirect, substantial non-controlling interest in ATC Infraco.

Under the terms of the agreement, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on the Company’s current estimates, the value of potential contingent consideration payments required to be made under the amended agreement is expected to be between zero and $31.6 million. The fair value of the contingent consideration is estimated to be $16.1 million using a probability weighted average of the expected outcomes at September 30, 2012. During the three and nine months ended September 30, 2012, the Company recorded an

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

increase in fair value of $0.4 million and a reduction in fair value of $1.8 million, respectively, which are included in other operating expenses in the condensed consolidated statements of operations.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$1,125	$1,126
Property and equipment	100,346	95,052
Intangible assets (3)	28,835	26,132
Current liabilities	(708)	(639)
Other long-term liabilities	(3,817)	(3,416)

Fair value of net assets acquired	$125,781	$118,255

Goodwill (4)	6,469	1,067

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $9.5 million and network location intangibles of approximately $19.3 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

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

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$1,892	$2,772
Property and equipment	55,100	43,140
Intangible assets (3)	35,300	39,916
Other long-term liabilities	(4,505)	(4,505)

Fair value of net assets acquired	$87,787	$81,323

Goodwill (4)	7,073	13,537

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $15.5 million and network location intangibles of approximately $19.8 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Uganda Acquisition—On December 8, 2011, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Uganda. The joint venture is controlled by a holding company of which the ATC Uganda Subsidiary holds a 51% interest and the MTN Uganda Subsidiary holds a 49% interest. The joint venture is managed and controlled by the Company and owns a tower operations company in Uganda.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,000 existing communications sites from MTN Group’s operating subsidiary in Uganda, subject to customary closing conditions. On June 29, 2012, the joint venture acquired 962 communications sites for an aggregate purchase price of $171.5 million, subject to post-closing adjustments. The aggregate purchase price was subsequently increased to $173.2 million, subject to future post-closing adjustments.

Under the terms of the purchase agreement, legal title to certain of these communications sites will be transferred upon fulfillment of certain conditions by MTN Group. Prior to the fulfillment of these conditions, the Company will operate and maintain control of these communications sites, and accordingly, reflect these sites in the allocation of purchase price and the consolidated operating results.

The following table summarizes the preliminary allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$2,258
Property and equipment	102,366
Intangible assets (1)	64,000
Other long-term liabilities	(7,528)

Fair value of net assets acquired	$161,096

Goodwill (2)	12,064

(1)	Consists of customer-related intangibles of approximately $43.0 million and network location intangibles of approximately $21.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

U.S. Acquisitions—During the nine months ended September 30, 2012, the Company acquired a total of 86 communications sites in the United States for an aggregate purchase price of $39.4 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for acquisitions that closed during the nine months ended September 30, 2012 and the amounts of assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$153
Property and equipment	13,825
Intangible assets (1)	24,694
Other long-term liabilities	(686)

Fair value of net assets acquired	$37,986

Goodwill (2)	1,420

(1)	Consists of customer relationships of approximately $14.1 million and network location intangibles of approximately $10.6 million. The customer relationships and network location are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon the estimated fair value at the acquisition date for acquisitions which closed during the year ended December 31, 2011 (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$289	$—
Property and equipment	21,088	23,270
Intangible assets (3)	61,107	61,626
Other long-term liabilities	(4,288)	(4,118)

Fair value of net assets acquired	$78,196	$80,778

Goodwill (4)	4,604	2,022

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer relationships of approximately $46.4 million and network location intangibles of approximately $14.7 million as of September 30, 2012. The customer relationships and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company will receive a deduction for income tax purposes for an amount equal to the goodwill recorded. The goodwill was allocated to the Company’s domestic rental and management segment.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The property interests acquired are located underneath existing communications sites owned or subleased by the Company. The deferred rent liability associated with the underlying ground leases was approximately $4.3 million on the date of acquisition. As a result of the Company’s acquisition of these property interests, the preexisting land leases were considered to be effectively settled. The terms of these land leases were determined to represent fair value at the acquisition date. As such, the Company did not record any gain or loss separately from the acquisition and the $4.3 million unamortized deferred rent liability was included as part of the fair value of consideration transferred.

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income (loss) attributable to non-controlling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011 is shown in the tables below. The Other column represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income from continuing operations before income taxes and income on equity method investments, as these amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$480,351	$217,203	$697,554	$15,781		$713,335
Segment operating expenses (1)	92,072	85,069	177,141	7,323		184,464
Interest income, TV Azteca, net	—	3,586	3,586	—		3,586

Segment gross margin	388,279	135,720	523,999	8,458		532,457

Segment selling, general, administrative and development expense (1)	20,141	25,057	45,198	2,127		47,325

Segment operating profit	$368,138	$110,663	$478,801	$6,331		$485,132

Stock-based compensation expense					$13,058	13,058
Other selling, general, administrative and development expense					21,516	21,516
Depreciation, amortization and accretion					144,061	144,061
Other expense (principally interest expense and other (expense) income)					61,620	61,620

Income from continuing operations before income taxes and income on equity method investments						$244,877

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $12.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$436,783	$178,025	$614,808	$15,595		$630,403
Segment operating expenses (1)	91,076	68,336	159,412	7,758		167,170
Interest income, TV Azteca, net	—	3,498	3,498	—		3,498

Segment gross margin	345,707	113,187	458,894	7,837		466,731

Segment selling, general, administrative and development expense (1)	20,516	21,641	42,157	1,918		44,075

Segment operating profit	$325,191	$91,546	$416,737	$5,919		$422,656

Stock-based compensation expense					$12,140	12,140
Other selling, general, administrative and development expense					22,024	22,024
Depreciation, amortization and accretion					142,113	142,113
Other expense (principally interest expense and other (expense) income)					241,426	241,426

Income from continuing operations before income taxes and income on equity method investments						$4,953

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $10.4 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$1,440,824	$622,982	$2,063,806	$43,780		$2,107,586
Segment operating expenses (1)	273,188	232,338	505,526	21,404		526,930
Interest income, TV Azteca, net	—	10,715	10,715	—		10,715

Segment gross margin	1,167,636	401,359	1,568,995	22,376		1,591,371

Segment selling, general, administrative and development expense (1)	60,638	68,433	129,071	4,410		133,481

Segment operating profit	$1,106,998	$332,926	$1,439,924	$17,966		$1,457,890

Stock-based compensation expense					$39,654	39,654
Other selling, general, administrative and development expense					66,099	66,099
Depreciation, amortization and accretion					465,788	465,788
Other expense (principally interest expense and other (expense) income)					346,385	346,385

Income from continuing operations before income taxes and income on equity method investments						$539,964

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.3 million and $38.3 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2011	Domestic	International
	(in thousands)
Segment revenues	$1,279,315	$465,987	$1,745,302	$45,031		$1,790,333
Segment operating expenses (1)	261,856	169,745	431,601	21,974		453,575
Interest income, TV Azteca, net	—	10,587	10,587	—		10,587

Segment gross margin	1,017,459	306,829	1,324,288	23,057		1,347,345

Segment selling, general, administrative and development expense (1)	56,528	60,619	117,147	5,130		122,277

Segment operating profit	$960,931	$246,210	$1,207,141	$17,927		1,225,068

Stock-based compensation expense					$36,185	36,185
Other selling, general, administrative and development expense					58,230	58,230
Depreciation, amortization and accretion					411,902	411,902
Other expense (principally interest expense and other (expense) income)					371,378	371,378

Income from continuing operations before income taxes and income on equity method investments						$347,373

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $34.4 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading wireless and broadcast communications infrastructure company that owns, operates and develops communications sites. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators under approximately 1,810 communications sites. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the nine months ended September 30, 2012 and includes our domestic rental and management segment and our international rental and management segment. We began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

Our communications site portfolio of 50,966 sites, as of September 30, 2012, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless applications. Our portfolio consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2012, approximately 21,668 towers domestically and approximately 29,031 towers internationally. In addition, our portfolio includes approximately 267 DAS networks that we operate in malls, casinos and other in-building applications, and select outdoor environments.

The following table details the number of communications sites we own or operate in the countries in which we operate as of September 30, 2012:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	15,508	6,421
International:
Brazil	4,159	155
Chile	1,180	—
Colombia	2,141	706
Ghana	1,908	—
India	10,116	—
Mexico	5,366	199
Peru	475	—
South Africa	1,601	—
Uganda	1,031	—

(1)	All of the sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Among other factors, management uses segment gross margin and segment operating profit in its assessment of operating performance in each business segment. We define segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include interest income, TV Azteca, net (see note 14 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income (loss) attributable to non-controlling interest, income (loss) on equity method investments, income taxes and discontinued operations.

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

Revenue Growth.    Our rental and management segments operate over 50,000 communications sites. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon various factors, including but not limited to, tower location, amount of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased through tower augmentation.

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

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the nine months ended September 30, 2012 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2012, we expect to generate approximately $19 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed percentage (on average approximately 3.5% in the U.S.), inflation or a fixed percentage plus inflation. Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the nine months ended September 30, 2012, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.3% of the total revenue of our rental and management segments.

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

REIT Conversion.    Effective January 1, 2012, we reorganized our operations to qualify as a REIT for federal income tax purposes (the “REIT Conversion”). The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary (“TRS”), from investments in real estate, which for us will primarily consist of income from the leasing of our communications sites. Under the Internal Revenue Code of 1986, as amended ( the “Code”), maintaining REIT status generally requires that no more than 25% of the value of the REIT’s assets be represented by securities of one or more TRSs and other non-qualifying assets.

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). On October 15, 2012, we made our third regular distribution of $0.23 per share of common stock, or a total of approximately $90.9 million, to stockholders of record at the close of business on October 1, 2012. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including, our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

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

Adjusted EBITDA is not intended to replace net income or any other performance measures determined in accordance with GAAP. Rather, Adjusted EBITDA is presented as we believe it is a useful indicator of our current operating performance. We believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because (1) it is the primary measure used by our management team for purposes of decision making and for evaluating the performance of our operating segments; (2) it is a component of the calculation used by our lenders to determine compliance with certain debt covenants; (3) it is widely used in the tower leasing business to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) it provides investors with a meaningful measure for evaluating our period to period operating performance by eliminating items which are not operational in nature; and (5) it provides investors with a measure for comparing our results of operations to those of different companies by excluding the impact of long-term strategic decisions which can differ significantly from company to company, such as decisions with respect to capital structure, capital investments and the tax jurisdictions in which companies operate.

Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, has been included below.

Results of Operations

Three Months Ended September 30, 2012 and 2011 (in thousands, except percentages)

Revenue

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$480,351	$436,783	$43,568	10%
International	217,203	178,025	39,178	22

Total rental and management	697,554	614,808	82,746	13
Network development services	15,781	15,595	186	1

Total revenues	$713,335	$630,403	$82,932	13%

Total revenues for the three months ended September 30, 2012, increased 13% to $713.3 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 12,860 new sites that we have constructed or acquired since July 1, 2011.

Domestic rental and management segment revenue for the three months ended September 30, 2012 increased 10% to $480.4 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 6%, which includes approximately 4% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 480 new sites, as well as land interests under third-party sites, since July 1, 2011; and

•	An increase of over 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended September 30, 2012 increased 22% to $217.2 million, which was comprised of:

•	Revenue growth from new sites of approximately 32%, resulting from the construction or acquisition of approximately 12,380 new sites since July 1, 2011;

•

Revenue growth from legacy sites of over 7%, which includes over 5% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations;

•	An increase of approximately 1% from the impact of straight-line lease accounting; and

•	A decline of approximately 18% attributable to the negative impact from foreign currency translation.

Network development services segment revenue for the three months ended September 30, 2012 increased 1% to $15.8 million. The increase was primarily attributable to an increase in structural engineering services provided to our tenants during the three months ended September 30, 2012.

Gross Margin

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$388,279	$345,707	$42,572	12%
International	135,720	113,187	22,533	20

Total rental and management	523,999	458,894	65,105	14
Network development services	8,458	7,837	621	8%

Domestic rental and management segment gross margin for the three months ended September 30, 2012 increased 12% to $388.3 million, which was comprised of:

•

Gross margin growth from legacy sites of over 9%, primarily associated with the increase in revenue, as described above, as well as a 1% decrease in expenses as a result of cost management initiatives; and

•

Gross margin growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 480 new sites, as well as land interests under third-party sites since July 1, 2011.

International rental and management segment gross margin for the three months ended September 30, 2012 increased 20% to $135.7 million, which was comprised of:

•	Gross margin growth from new sites of approximately 28%, resulting from the construction or acquisition of approximately 12,380 new sites since July 1, 2011;

•	Gross margin growth from legacy sites of approximately 10%, primarily associated with the increase in revenue, as described above; and

•	A decline of approximately 18% attributable to the negative impact from foreign currency translation.

Network development services segment gross margin for the three months ended September 30, 2012 increased 8% to $8.5 million. The increase was primarily attributable to an increase in structural engineering services provided to our tenants, as described above, as well as a reduction in direct labor and certain third-party costs.

Selling, General, Administrative and Development Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$20,141	$20,516	$(375)	(2)%
International	25,057	21,641	3,416	16

Total rental and management	45,198	42,157	3,041	7
Network development services	2,127	1,918	209	11
Other	34,134	32,401	1,733	5

Total selling, general, administrative and development expense	$81,459	$76,476	$4,983	7%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended September 30, 2012 increased 7% to $81.5 million. The increase was primarily attributable to an increase in our international rental and management segment, as well as an increase in our Other SG&A.

Domestic rental and management segment SG&A for the three months ended September 30, 2012 decreased 2% to $20.1 million. The decrease was primarily attributable to a non-recurring charge recorded during the three months ended September 30, 2011 associated with employee related costs.

International rental and management segment SG&A for the three months ended September 30, 2012 increased 16% to $25.1 million. The increase was primarily attributable to our continued expansion initiatives in foreign operations.

Network development services segment SG&A for the three months ended September 30, 2012 increased 11% to $2.1 million. The increase was primarily attributable to higher personnel related costs.

Other SG&A for the three months ended September 30, 2012 increased 5% to $34.1 million. The increase was primarily due to a $2.2 million increase in SG&A related stock-based compensation expense, partially offset by a $0.5 million decrease in corporate expenses.

Operating Profit

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$368,138	$325,191	$42,947	13%
International	110,663	91,546	19,117	21

Total rental and management	478,801	416,737	62,064	15
Network development services	6,331	5,919	412	7%

Domestic rental and management segment operating profit for the three months ended September 30, 2012 increased 13% to $368.1 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (12%), as described above, and a decrease in our domestic rental and management segment SG&A (2%), as described above.

International rental and management segment operating profit for the three months ended September 30, 2012 increased 21% to $110.7 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (20%), as described above, and was partially offset by an increase in our international rental and management segment SG&A (16%), as described above.

Network development services segment operating profit for the three months ended September 30, 2012 increased 7% to $6.3 million. The increase was primarily attributable to the increase in network development services segment gross margin (8%), as described above, and was partially offset by an increase in our network development services segment SG&A (11%), as described above.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Depreciation, amortization and accretion	$144,061	$142,113	$1,948	1%

Depreciation, amortization and accretion for the three months ended September 30, 2012 increased 1% to $144.1 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 12,860 sites since July 1, 2011, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other operating expenses	$7,359	$14,576	$(7,217)	(50)%

Other operating expenses for the three months ended September 30, 2012 decreased 50% to $7.4 million. This decrease was primarily attributable to a decrease of approximately $4.5 million in acquisition related costs and non-recurring consulting and legal costs incurred in 2011 associated with our REIT Conversion as well as a decrease of approximately $2.7 million in losses recognized upon the disposal of assets.

Interest Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$102,272	$77,796	$24,476	31%

Interest expense for the three months ended September 30, 2012 increased 31% to $102.3 million. The increase was attributable to an increase in our average debt outstanding of approximately $1.7 billion, primarily used to fund our recent acquisitions.

Other Income (Expense)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other income (expense)	$46,294	$(150,876)	$197,170	131%

During the three months ended September 30, 2012, we recorded unrealized foreign currency gains resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies of approximately $46.2 million and other income of approximately $0.1 million. During the three months ended September 30, 2011, we recorded unrealized foreign currency losses of approximately $145.1 million and miscellaneous expenses of approximately $6.0 million.

Income Tax Provision

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Income tax provision	$13,054	$24,681	$(11,627)	(47)%
Effective tax rate	5.3%	498.3%

The income tax provision for the three months ended September 30, 2012 decreased 47% to $13.1 million. The effective tax rate (“ETR”) for the three months ended September 30, 2012 decreased to 5.3% from 498.3%. The decrease in ETR was primarily attributable to our REIT Conversion and recording of certain favorable adjustments during the three months ended September 30, 2012. The ETR for the three months ended September 30, 2011 reflected unrealized foreign currency losses, which had an impact of reducing income from continuing operations before income taxes and income from equity method investments by approximately $145.1 million.

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

The ETR on income from continuing operations for the three months ended September 30, 2012 differs from the federal statutory rate primarily due to our expected election to be taxed as a REIT commencing January 1, 2012 and to adjustments for foreign items. The ETR on income from continuing operations for the three months ended September 30, 2011 differs from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes. The adjustments for foreign items during the three months ended September 30, 2012 and 2011 primarily relate to the difference in the U.S. statutory tax rate of 35% and ETR in our international markets.

Net Income (Loss)/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Net income (loss)	$231,825	$(19,726)	$251,551	1,275%
Income from equity method investments	(2)	(2)	—	—
Income tax provision	13,054	24,681	(11,627)	(47)
Other (income) expense	(46,294)	150,876	197,170	131
Interest expense	102,272	77,796	24,476	31
Interest income	(1,717)	(1,822)	(105)	(6)
Other operating expenses	7,359	14,576	(7,217)	(50)
Depreciation, amortization and accretion	144,061	142,113	1,948	1
Stock-based compensation expense	13,058	12,140	918	8

Adjusted EBITDA	$463,616	$400,632	$62,984	16%

Net income for the three months ended September 30, 2012 was $231.8 million as compared to a net loss of $19.7 million for the three months ended September 30, 2011. The increase was primarily attributable to an increase in our rental and management segments operating profit, as described above, as well as an increase in unrealized foreign currency gains.

Adjusted EBITDA for the three months ended September 30, 2012 increased 16% to $463.6 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin, and was partially offset by an increase in SG&A.

Results of Operations

Nine Months Ended September 30, 2012 and 2011 (in thousands, except percentages)

Revenue

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$1,440,824	$1,279,315	$161,509	13%
International	622,982	465,987	156,995	34

Total rental and management	2,063,806	1,745,302	318,504	18
Network development services	43,780	45,031	(1,251)	(3)

Total revenues	$2,107,586	$1,790,333	$317,253	18%

Total revenues for the nine months ended September 30, 2012, increased 18% to $2,107.6 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 15,860 new sites that we have constructed or acquired since January 1, 2011.

Domestic rental and management segment revenue for the nine months ended September 30, 2012 increased 13% to $1,440.8 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 8%, which includes approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations and approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites, which includes the impact of approximately 1% due to a customer billing settlement during the first quarter of 2012;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 710 new sites, as well as land interests under third-party sites since January 1, 2011; and

•	An increase of over 2% from the impact of straight-line lease accounting.

International rental and management segment revenue for the nine months ended September 30, 2012 increased 34% to $623.0 million, which was comprised of:

•	Revenue growth from new sites of over 41%, resulting from the construction or acquisition of approximately 15,150 new sites since January 1, 2011;

•

Revenue growth from legacy sites of approximately 10%, which includes over 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites, approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations and approximately 1% for the reversal of revenue reserves;

•	An increase of approximately 1% from the impact of straight-line lease accounting; and

•	A decline of approximately 18% attributable to the negative impact from foreign currency translation.

Network development services segment revenue for the nine months ended September 30, 2012 decreased 3% to $43.8 million. The decrease was primarily attributable to a favorable one-time item recognized during the nine months ended September 30, 2011, partially offset by an increase in structural engineering services provided to our tenants during the nine months ended September 30, 2012.

Gross Margin

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$1,167,636	$1,017,459	$150,177	15%
International	401,359	306,829	94,530	31

Total rental and management	1,568,995	1,324,288	244,707	18
Network development services	22,376	23,057	(681)	(3)

Domestic rental and management segment gross margin for the nine months ended September 30, 2012 increased 15% to $1,167.6 million, which was comprised of:

•

Gross margin growth from legacy sites of approximately 12%, primarily associated with the increase in revenue, as described above, and was partially offset by an increase in direct operating costs primarily from increased straight-line rent expense and higher than normal repairs and maintenance activity; and

•	Gross margin growth from new sites of over 3%, resulting from the construction or acquisition of approximately 710 new sites, as well as land interests under third-party sites since January 1, 2011.

International rental and management segment gross margin for the nine months ended September 30, 2012 increased 31% to $401.4 million, which was comprised of:

•	Gross margin growth from new sites of 37%, resulting from the construction or acquisition of approximately 15,150 new sites since January 1, 2011;

•	Gross margin growth from legacy sites of approximately 11%, primarily associated with the increase in revenue, as described above; and

•	A decline of approximately 17% attributable to the negative impact from foreign currency translation.

Network development services segment gross margin for the nine months ended September 30, 2012 decreased 3% to $22.4 million. The decrease was primarily attributable to the favorable one-time item recognized during the nine months ended September 30, 2011, partially offset by an increase in structural engineering services provided to our tenants, as described above.

Selling, General, Administrative and Development Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$60,638	$56,528	$4,110	7%
International	68,433	60,619	7,814	13

Total rental and management	129,071	117,147	11,924	10
Network development services	4,410	5,130	(720)	(14)
Other	104,410	92,652	11,758	13

Total selling, general, administrative and development expense	$237,891	$214,929	$22,962	11%

Total SG&A for the nine months ended September 30, 2012 increased 11% to $237.9 million. The increase was attributable to an increase in our Other SG&A, as well as an increase in both of our rental and management segments.

Domestic rental and management segment SG&A for the nine months ended September 30, 2012 increased 7% to $60.6 million. The increase was primarily attributable to the impact of initiatives, which we launched in 2011, designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance and other functions supporting the expansion of our business.

International rental and management segment SG&A for the nine months ended September 30, 2012 increased 13% to $68.4 million. The increase was primarily attributable to our new markets as well as continued international expansion initiatives in foreign operations, partially offset by the reversal of approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved.

Network development services segment SG&A for the nine months ended September 30, 2012 decreased 14% to $4.4 million. The decrease was primarily attributable to the reversal of bad debt expense upon the receipt of a customer payment for amounts previously reserved, partially offset by higher personnel related costs.

Other SG&A for the nine months ended September 30, 2012 increased 13% to $104.4 million. The increase was primarily due to a $7.9 million increase in corporate expenses and a $3.9 million increase in SG&A related stock-based compensation expense. The increase in corporate expenses was primarily attributable to a $3.7 million non-recurring state tax expense and incremental employee costs of approximately $3.3 million associated with supporting a growing global organization.

Operating Profit

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$1,106,998	$960,931	$146,067	15%
International	332,926	246,210	86,716	35

Total rental and management	1,439,924	1,207,141	232,783	19
Network development services	17,966	17,927	39	—

Domestic rental and management segment operating profit for the nine months ended September 30, 2012 increased 15% to $1,107.0 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (15%) as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (7%), as described above.

International rental and management segment operating profit for the nine months ended September 30, 2012 increased 35% to $332.9 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (31%) as described above, and was partially offset by an increase in our international rental and management segment SG&A (13%), as described above.

Network development services segment operating profit for the nine months ended September 30, 2012 and 2011 remained constant at approximately $18.0 million.

Depreciation, Amortization and Accretion

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Depreciation, amortization and accretion	$465,788	$411,902	$53,886	13%

Depreciation, amortization and accretion for the nine months ended September 30, 2012 increased 13% to $465.8 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 15,860 sites since January 1, 2011, which resulted in an increase in property and equipment.

Other Operating Expenses

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other operating expenses	$35,150	$35,770	$(620)	(2)%

Other operating expenses for the nine months ended September 30, 2012 decreased 2% to $35.2 million. This decrease was primarily attributable to a decrease of approximately $13.3 million in acquisition related costs and non-recurring consulting and legal costs incurred in 2011 associated with our REIT Conversion. This decrease was partially offset by an increase of approximately $12.7 million in impairment charges and loss on disposal of assets, which included the impairment of one of our outdoor DAS networks upon the termination of a tenant lease during the nine months ended September 30, 2012.

Interest Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$297,622	$226,735	$70,887	31%

Interest expense for the nine months ended September 30, 2012 increased 31% to $297.6 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.7 billion, primarily used to fund our recent acquisitions, and an increase in our annualized weighted average cost of borrowing from 5.34% to 5.45%.

Other Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other expense	$(19,468)	$(115,710)	$(96,242)	(83)%

During the nine months ended September 30, 2012, we recorded unrealized foreign currency losses of approximately $12.9 million resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies and other expenses of approximately $6.6 million. During the nine months ended September 30, 2011, we recorded unrealized foreign currency losses of approximately $101.5 million and miscellaneous expenses of $14.5 million.

Income Tax Provision

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Income tax provision	$64,117	$161,981	$(97,864)	(60)%
Effective tax rate	11.9%	46.6%

The income tax provision for the nine months ended September 30, 2012 decreased 60% to $64.1 million. The ETR for the nine months ended September 30, 2012 decreased to 11.9% from 46.6%. This decrease was primarily attributable to our REIT Conversion, as well as a favorable item recorded during the nine months ended September 30, 2012, partially offset by an increase in valuation allowance on certain deferred tax assets. The deferred tax assets arose primarily as a result of purchase accounting and existing NOLs, which were generated partly from interest on intercompany debt.

As a REIT, we may deduct amounts distributed to stockholders against the income generated in our QRSs and we are able to offset income in both our TRSs and QRSs by utilizing our NOLs.

The ETR on income from continuing operations for the nine months ended September 30, 2012 differs from the federal statutory rate primarily due to our expected election to be taxed as a REIT commencing January 1, 2012 and to adjustments for foreign items. The ETR on income from continuing operations for the nine months ended September 30, 2011 differs from the federal statutory rate due primarily to adjustments for foreign items, non-deductible stock-based compensation expense, tax reserves and state taxes.

Net Income/Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Net income	$475,872	$185,406	$290,466	157%
Income from equity method investments	(25)	(14)	11	79
Income tax provision	64,117	161,981	(97,864)	(60)
Other expense	19,468	115,710	(96,242)	(83)
Loss on retirement of long-term obligations	398	—	398	N/A
Interest expense	297,622	226,735	70,887	31
Interest income	(6,253)	(6,837)	(584)	(9)
Other operating expenses	35,150	35,770	(620)	(2)
Depreciation, amortization and accretion	465,788	411,902	53,886	13
Stock-based compensation expense	39,654	36,185	3,469	10

Adjusted EBITDA	$1,391,791	$1,166,838	$224,953	19%

Net income for the nine months ended September 30, 2012 increased 157% to $475.9 million. The increase was primarily attributable to an increase in our rental and management segments operating profit, as described above, as well as decreases in unrealized foreign currency losses and income tax provision.

Adjusted EBITDA for the nine months ended September 30, 2012 increased 19% to $1,391.8 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin, and was partially offset by an increase in SG&A.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2012 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2011 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of September 30, 2012, we had approximately $2,372.9 million of total liquidity, comprised of approximately $382.3 million in cash and cash equivalents and the ability to borrow up to $1,990.6 million, net of any outstanding letters of credit, under our unsecured revolving credit facilities. Summary cash flow information for the nine months ended September 30, 2012 and 2011 is set forth below (in thousands).

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used for):
Operating activities	$1,116,547	$849,998
Investing activities	(1,174,266)	(1,559,631)
Financing activities	112,095	4,265
Net effect of changes in exchange rates on cash and cash equivalents	(2,255)	(1,089)

Net increase (decrease) in cash and cash equivalents	$52,121	$(706,457)

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and installation, and tower and land acquisitions. Additionally, we use our cash flows to make distributions of our REIT taxable income in order to maintain our REIT qualification under the Code, as well as fund refinancings and repurchases of our outstanding indebtedness and our stock repurchase program.

As of September 30, 2012, we had total outstanding indebtedness of approximately $7.5 billion. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we generated sufficient cash flow from operations to fund our capital expenditures and cash interest obligations. We believe the cash generated by operations during the next 12 months will be sufficient to fund our capital expenditures and our cash debt service (interest and principal repayments) obligations for the next 12 months. If our acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we have sufficient borrowing capacity under our credit facilities. As of September 30, 2012, we had approximately $157.4 million of cash and cash equivalents held by our foreign subsidiaries, of which $78.4 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On October 15, 2012, we made our third regular distribution of $0.23 per share of common stock, or a total of approximately $90.9 million, to stockholders of record at the close of business on October 1, 2012. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Dividends.”

Cash Flows from Operating Activities

For the nine months ended September 30, 2012, cash provided by operating activities was $1,116.5 million, an increase of $266.5 million as compared to the nine months ended September 30, 2011. This increase was primarily due to an increase in the operating profit of our rental and management segments and an increase in cash provided by working capital. This increase was partially offset by an increase in cash paid for interest during the nine months ended September 30, 2012.

Our domestic and international rental and management segments and network development services segment are expected to generate sufficient cash flows from operations during 2012 to meet their cash needs for operations and expenditures for tower construction and improvements.

Cash Flows from Investing Activities

For the nine months ended September 30, 2012, cash used for investing activities was $1,174.3 million, a decrease of $385.4 million as compared to the nine months ended September 30, 2011. This decrease was primarily attributable to a decrease in acquisition-related activity during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, we spent $39.4 million to acquire approximately 86 communications sites in the United States, $624.7 million to acquire 3,470 communications sites in Brazil, Colombia, Mexico, South Africa and Uganda and $158.6 million for the payment of amounts previously recognized in accounts payable or accrued expenses in the condensed consolidated balance sheets for communications sites we acquired in Chile, Colombia, Ghana and South Africa during the year ended December 31, 2011.

During the nine months ended September 30, 2012, payments for purchases of property and equipment and construction activities totaled $377.0 million, including $192.2 million of capital expenditures for discretionary capital projects, such as completion of the construction of 157 communications sites, including nine DAS networks, domestically and 1,677 communications sites internationally and the installation of 299 shared generators domestically, $48.5 million spent to acquire land under our communications sites that was subject to ground agreements (including leases), $77.7 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and $58.6 million for the redevelopment of existing communications sites to accommodate new tenant equipment.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we may continue to acquire communications sites, acquire land under our towers, build or install new communications sites and redevelop or improve existing communications sites when the expected returns on such investments meet our return on investment criteria. We expect that our 2012 total capital expenditures will be between approximately $500 million and $550 million, including between $101 million and $115 million for capital improvements and corporate capital expenditures, between $75 million and $85 million for the redevelopment of existing communications sites, between $70 million and $80 million for ground lease purchases and between $254 million and $270 million for other discretionary capital projects, including the construction of approximately 2,000 to 2,200 new communications sites.

Cash Flows from Financing Activities

For the nine months ended September 30, 2012, cash provided by financing activities was $112.1 million, as compared to $4.3 million during the nine months ended September 30, 2011.

Cash provided by financing activities during the nine months ended September 30, 2012 is primarily due to (i) borrowings under our $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit Facility”) and our $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”) of $1.3 billion, (ii) net proceeds from our $750.0 million unsecured term loan (the “2012 Term Loan”) of $746.4 million, (iii) net proceeds from our registered offering of $700.0 million aggregate principle amount of our 4.70% senior notes due 2022 (the “4.70% Notes”) of $693.0 million, (iv) proceeds from other long-term borrowings of $99.1 million, (v) net contributions from non-controlling interest holders of $48.5 million, (vi) proceeds from stock options of $42.8 million and (vii) proceeds from short-term borrowings of $20.1 million.

These borrowings were partially offset by repayment of (i) $1.0 billion under our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), (ii) $325.0 million of term loan commitments (the “2008 Term Loan”), (iii) $625.0 million under the 2011 Credit Facility and (iv) $700.0 million under the 2012 Credit Facility. In addition, we made distributions to our stockholders of an aggregate of $169.8 million and we paid $33.4 million for the repurchase of our common stock, which consisted of $16.7 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units and $16.7 million of repurchases under our stock repurchase program.

Revolving Credit Facility and 2008 Term Loan.    On January 31, 2012, we repaid and terminated our Revolving Credit Facility and repaid our 2008 Term Loan with proceeds from borrowings under the 2011 Credit Facility and 2012 Credit Facility.

2011 Credit Facility.    As of September 30, 2012, we did not have any amounts outstanding under the 2011 Credit Facility and had approximately $6.7 million of undrawn letters of credit. We continue to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course. The 2011 Credit Facility has a term of five years and matures on April 8, 2016.

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

As of September 30, 2012, we did not have any amounts outstanding under the 2012 Credit Facility and had approximately $2.7 million of undrawn letters of credit. We continue to maintain the ability to draw down and repay amounts under our 2012 Credit Facility in the ordinary course.

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

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.25% to 2.50% above LIBOR for LIBOR based borrowings or between 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. As of September 30, 2012, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

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

As of September 30, 2012, we had $750.0 million outstanding under the 2012 Term Loan.

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

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15. We began making interest payments on September 15, 2012. We may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes began to accrue on March 12, 2012 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Colombian Short-Term Credit Facility.    The 141.1 billion Colombian Peso (“COP”) denominated short-term credit facility was executed by one of our Colombian subsidiaries (“ATC Sitios”), on July 25, 2011, to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. As of September 30, 2012, 135.0 billion COP (approximately $75.0 million) was outstanding under this credit facility and the facility was scheduled to mature on October 25, 2012 with an interest rate of 7.95%. In October 2012, the maturity date was extended to November 25, 2012, and the facility continues to accrue interest at a rate of 7.95%.

On October 19, 2012, ATC Sitios entered into a loan agreement for a long-term credit facility, which it intends to use to refinance the Colombian short-term credit facility upon completion of certain closing conditions.

Colombian Bridge Loans.    In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”), another of our Colombian subsidiaries entered into five COP denominated bridge loans. As of September 30, 2012, the aggregate principal amount outstanding under these bridge loans was 94.0 billion COP (approximately $52.2 million). The bridge loans have terms ranging from 30 to 90 days, and are extended from time to time in the ordinary course. As of September 30, 2012, the interest rates of these loans ranged from 8.01% to 8.23%.

Colombian Loan.    In connection with the establishment of our joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt of American Tower. As of September 30, 2012, an aggregate of $16.3 million was payable to the Millicom Subsidiary.

South African Facility.    Our 1.2 billion South African Rand (“ZAR”) credit facility (“South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited by our local South African subsidiary. On August 8, 2012 and September 14, 2012, the Company borrowed an additional 123.0 million ZAR (approximately $15.1 million) and 24.2 million ZAR (approximately $2.9 million), respectively. The South African Facility matures on March 31, 2020 and accrues interest based on a margin plus Johannesburg Interbank Agreed Rate (“JIBAR”). We entered into interest rate swap agreements to manage our exposure to variability in interest rates and, as of September 30, 2012, 834.3 million ZAR (approximately $100.3 million) was outstanding under the South African Facility, and after giving effect to the interest rate swap agreements, the facility accrues interest at a weighted average rate of 9.81%.

Ghana Loan.    In connection with the establishment of our joint venture with MTN Group Limited (“MTN Group”) and the acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Ghana Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Ghana Subsidiary”), and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Ghana Subsidiary”), as the lenders. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the Ghana Loan made by the ATC Ghana Subsidiary is eliminated in consolidation, and the portion of the Ghana Loan made by the MTN Ghana Subsidiary is reported as outstanding debt of American Tower. As of September 30, 2012, an aggregate of $131.0 million was payable to the MTN Ghana Subsidiary.

Uganda Loan.    In connection with the establishment of our joint venture with MTN Group and the acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Uganda Subsidiary”), and a wholly owned subsidiary of MTN Group (the “MTN Uganda Subsidiary”), as the lenders. The Uganda Loan matures on June 29, 2019 and accrues interest at 5.30% above LIBOR, reset annually, which as of September 30, 2012 was 6.368%. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of American Tower. As of September 30, 2012, an aggregate of $61.0 million was payable to the MTN Uganda Subsidiary.

Stock Repurchase Program.    In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of our common stock (the “2011 Buyback”).

During the nine months ended September 30, 2012, we repurchased 252,691 shares of our common stock for an aggregate of $16.7 million, including commissions and fees, pursuant to the 2011 Buyback. As of September 30, 2012, we had repurchased a total of approximately 3.7 million shares of our common stock under the 2011 Buyback for an aggregate of $197.9 million, including commissions and fees.

Between October 1, 2012 and October 18, 2012, we repurchased an additional 16,689 shares of our common stock for an aggregate of $1.2 million, including commissions and fees, pursuant to the 2011 Buyback. As of October 18, 2012, we had repurchased a total of approximately 3.7 million shares of our common stock under the 2011 Buyback for an aggregate of $199.1 million, including commissions and fees.

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

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans and upon the exercise of warrants to purchase our equity securities. For the nine months ended September 30, 2012, we received an aggregate of approximately $42.8 million in proceeds upon exercises of stock options.

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

On March 22, 2012, we declared a cash distribution of $0.21 per share and on April 25, 2012 paid a total of approximately $82.9 million to stockholders of record at the close of business on April 11, 2012. On June 20, 2012, we declared a cash distribution of $0.22 per share and on July 18, 2012 paid a total of approximately $86.9 million to stockholders of record at the close of business on July 2, 2012. On September 19, 2012, the Company declared a cash distribution of $0.23 per share and on October 15, 2012, paid a total of approximately $90.9 million to stockholders of record at the close of business on October 1, 2012.

We will accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which will be payable upon vesting. As of September 30, 2012, we had accrued $0.5 million of distributions payable upon the vesting of restricted stock units.

Contractual Obligations.    Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our 2011 Credit Facility, 2012 Credit Facility, 2012 Term Loan and our outstanding notes.

The following table summarizes our borrowings under our 2011 Credit Facility, 2012 Credit Facility, 2012 Term Loan and the balance outstanding under our notes and the certificates issued in the Securitization and certain other debt, as of September 30, 2012 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	April 15, 2014	(1)
2011 Credit Facility	—	April 8, 2016
2012 Credit Facility	—	January 31, 2017
2012 Term Loan	750,000	June 29, 2017
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (2)	207,627	April 15, 2017
4.70% senior notes	698,732	March 15, 2022
5.90% senior notes	499,343	November 1, 2021
4.50% senior notes	999,389	January 15, 2018
5.05% senior notes	699,314	September 1, 2020
4.625% senior notes	599,600	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	296,159	May 15, 2019
Ghana Loan (3)	130,951	May 4, 2016
Uganda Loan (4)	61,023	June 29, 2019
South African Facility (5)	100,338	March 31, 2020
Colombian Short-Term Credit Facility (6)	74,978	October 25, 2012
Colombian Bridge Loans (7)	52,215	December 22, 2012
Colombian Loan (8)	16,336	February 22, 2022
Other debt, including capital leases	53,559

Total	$7,489,564

(1)	Anticipated repayment date; final legal maturity date is April 2037.
(2)	The Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes were assumed by us as in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”), and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(3)	The Ghana Loan is denominated in U.S. Dollars.
(4)	The Uganda Loan is denominated in U.S. Dollars.
(5)	The South African Facility is denominated in South African Rand and amortizes through March 31, 2020.
(6)	The Colombian Short-Term Credit Facility is denominated in Colombian Pesos. In October 2012, the maturity date was extended to November 25, 2012.
(7)	The Colombian Bridge Loans are denominated in Colombian Pesos. These loans have maturity dates through December 22, 2012, which may be extended from time to time.
(8)	The Colombian Loan is denominated in U.S. Dollars.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $33.3 million as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2012. We also classified approximately $32.3 million of accrued income tax related interest and penalties as other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2012.

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

Restrictions Under Loan Agreements Relating to the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan.    The loan agreements for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries designated as restricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of September 30, 2012, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2012, we could incur approximately $3.4 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $567 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2012, we could incur approximately $3.4 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.1 billion and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended September 30, 2012, our interest expense, which was $372 million for that period, could increase by approximately $353 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $882 million and we would still remain in compliance with this ratio.

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

Restrictions Under Loan Agreement Relating to Securitization.    The loan agreement for the Securitization involves assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of September 30, 2012, 5,280 broadcast and wireless communications towers are owned by the two special purpose subsidiaries.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the nine months ended September 30, 2012, the Borrowers distributed excess cash to us of approximately $420.2 million.

In order to distribute this excess cash flow to us, the Borrowers must maintain several specified ratios with respect to their debt service coverage (“DSCR”). For this purpose, DSCR is tested as of the last day of each calendar quarter and is generally defined as four times the Borrowers’ net cash flow for that quarter divided by the amount of interest, servicing fees and trustee fees that the Borrowers must pay over the succeeding 12 months on the Securitization loan. Pursuant to one such test, if the DSCR as of the end of any calendar quarter were 1.75x or less (the “Cash Trap DSCR”), then all excess cash flow would be placed in a reserve account and would not be released to the Borrowers for distribution to us until the DSCR exceeded the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, while the anticipated repayment date is not until April 2014, excess cash flow would be applied to principal during an “Amortization Period” under the Securitization loan until April 2014. An “Amortization Period” would commence under the Securitization loan if the DSCR as of the end of any calendar quarter fell below 1.45x (the “Minimum DSCR”).

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

As of September 30, 2012, the Borrowers’ DSCR was 3.69x. Based on the Borrowers’ net cash flow for the calendar quarter ended September 30, 2012 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $191.1 million in net cash flow before triggering a Cash Trap DSCR, and approximately $220.7 million in net cash flow before triggering an Amortization Period.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2012. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following tables provide information as of September 30, 2012 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations.

As of September 30, 2012

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$130,209	$2,342	$1,751,710	$601,030	$131,824	$3,956,926	$6,574,041	$7,178,812
Average Interest Rate (a)	7.91%	5.43%	5.61%	4.63%	9.00%	5.51%
Variable Rate Debt (a)	—	$2,508	$6,070	$11,539	$16,054	$875,189	911,360	$911,629

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of September 30, 2012 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Notional Amount (b)						ZAR 423,634	ZAR 423,634	ZAR 20,407

(a)	As of September 30, 2012, variable rate debt consisted of our 2012 Term Loan ($750.0 million), which matures on June 29, 2017, $100.3 million of indebtedness outstanding under our South African Facility, which amortizes through March 31, 2020 and $61.0 of indebtedness under our Uganda Loan, which matures on June 29, 2019. As of September 30, 2012, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); Unison Notes, acquired in connection with the Unison Acquisition ($196.0 principal amount due at maturity, the balance as of September 30, 2012 was $207.6 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of September 30, 2012 was $296.2 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of September 30, 2012 was $599.6 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of September 30, 2012 was $699.3 million); the 4.50% Notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of September 30, 2012 was $999.4 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of September 30, 2012 was $499.3 million); the 4.70% Notes due 2022 ($700.0 million principal amount due at maturity, the balance as of September 30, 2012 was $698.7 million); and other debt of $328.0 million (including the Colombian Bridge Loans, Colombian Short-Term Credit Facility, Colombian Loan, Ghana Loan and other debt including capital leases). Interest on the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2012 for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 1.81%. For the nine months ended September 30, 2012, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 1.97%. Interest on the South African Facility is payable in accordance with the applicable JIBAR agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at September 30, 2012, after giving effect to our interest rate swap agreements in South Africa, was 9.81%. Interest on the Uganda Loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda Loan accrued interest at 6.368% at September 30, 2012.

(b)	The interest rate swaps are denominated in ZAR. On September 30, 2012, the notional amount and the fair value were $51.0 million and $2.5 million, respectively.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2012, was comprised of $750.0 million under the 2012 Term Loan, $61.0 million under the Uganda Loan and $49.4 million under the South African Facility after giving effect to our interest rate swap agreements in South Africa. A 10% increase in current interest rates would have caused an immaterial additional pre-tax charge to our net income and an immaterial increase in our cash outflows for the nine months ended September 30, 2012.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity and as a component of comprehensive income (loss).

For the nine months ended September 30, 2012, approximately 30% of our revenues and approximately 38% of our total operating expenses were denominated in foreign currencies, as compared to 26% and 33%, respectively, during the same period in 2011.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2012 used to translate our financial results to U.S. Dollars. As of September 30, 2012, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 4%.

Since January 1, 2011, we have incurred a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that are denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt has not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $125 million of unrealized gains or losses that would be included in other income in our condensed consolidated statement of operations for the nine months ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico Litigation—One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), a predecessor to SpectraSite Communications, LLC, is involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our acquisition of SCI in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts do not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would, if enforceable, reimpose liability on SCI if the primary defendant in the case is unable to satisfy the judgment. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, we filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case was returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier. The Mexican carrier sought damages of approximately $7.9 million in the trial court. On August 2, 2012, the trial court entered judgment against the primary defendant and SCI in the amount of approximately $6.5 million. Each of the parties appealed the trial court’s determination and on October 17, 2012, the appellate court entered judgment against the primary defendant in the amount of approximately $7.9 million with SCI responsible for any amount that cannot be recovered from the primary defendant. SCI is currently considering whether to file an additional appeal. Any judgment of the court in Mexico against SCI would need to be enforced in the United States and we are unable to determine whether the award of damages is enforceable in the United States.

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2011, we reported our material legal proceedings. Since the filing of our Annual Report, other than the legal proceedings discussed above and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, there have been no material developments with respect to any material legal proceedings to which we are a party.

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

We periodically are subject to examinations by taxing authorities in the states and countries where we do business, and we expect that we will continue to be subject to tax examinations in the future. Moreover, the Internal Revenue Service (“IRS”) and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, or with respect to our TRSs, in which case either we will owe these taxes plus applicable interest and penalties, if any, or we will offset additional income as determined by a tax authority with our NOLs. If we offset such additional income with our NOLs, our required distributions to maintain our qualification and taxation as a REIT will increase and we may be required to pay deficiency dividends and an associated interest charge if our prior REIT distributions were insufficient in light of the reduced available NOLs.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the nine months ended September 30, 2012 approximately 30% of our consolidated revenue was generated by our international operations, compared to 26% for the nine months ended September 30, 2011. We anticipate that our revenues from our international operations will grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action contrary to our requests, policies or objectives, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, which could expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that joint venture.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the nine months ended September 30, 2012, four tenants accounted for approximately 74% of our domestic rental and management segment revenue; and five tenants accounted for approximately 55% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 87% of the communications sites in our portfolio as of September 30, 2012 are located on land we lease pursuant to operating leases. Approximately 77% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

As of September 30, 2012, we had approximately $7.5 billion of consolidated debt and the ability to borrow additional amounts of approximately $2.0 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

While we did not record any impairment charges during the nine months ended September 30, 2012, it is possible that in the future, we may be required to record impairment charges for our goodwill for our reporting units or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

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

Our operations, like those of other companies engaged in similar businesses, are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition.

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

Issuer Purchases of Equity Securities

During the three months ended September 30, 2012, we repurchased a total of 83,164 shares of our common stock for an aggregate of $5.9 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
July 2012	24,900	$70.48	24,900	$1,306.2
August 2012	31,579	70.99	31,579	1,303.9
September 2012	26,685	71.08	26,685	1,302.1

Total Third Quarter	83,164	$70.86	83,164	$1,302.1

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.
(2)	Average price paid per share is calculated using the aggregate price, excluding commissions and fees.

Since September 30, 2012, we have continued to repurchase shares of our common stock pursuant to our 2011 Buyback, originally announced on March 10, 2011. Between October 1, 2012 and October 18, 2012, we repurchased an additional 16,689 shares of our common stock for an aggregate of $1.2 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of October 18, 2012, we had repurchased a total of 3.7 million shares of our common stock under the 2011 Buyback for an aggregate of $199.1 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 31, 2012	By:	/S/ THOMAS A. BARTLETT

Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-1