Form 10-K
period 2012-12-31
AMERICAN TOWER CORP /MA/
filed 2013-02-27
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $27.6 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 11, 2013, there were 395,103,065 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2012

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2012

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

ii

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the year ended December 31, 2012. We also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. Effective January 1, 2012, we reorganized to qualify as a REIT for federal income tax purposes (the “REIT Conversion”).

Our communications real estate portfolio of 54,604 sites, as of December 31, 2012, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2012, 22,534 towers domestically and 31,789 towers internationally. In addition, our portfolio also includes 281 DAS networks that we operate primarily in malls and casinos, and select outdoor environments. We also manage rooftop and tower sites for property owners under various contractual arrangements, as well as hold property interests that we lease to communications service providers and third-party tower operators.

American Tower Corporation was originally created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development.

We are a holding company and conduct our operations through our directly and indirectly owned subsidiaries and joint ventures. Our principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international operating subsidiaries and joint ventures. Our international operations consist of our operations in Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda.

Our continuing operations are reported in three segments: domestic rental and management, international rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 20 to our consolidated financial statements included in this Annual Report.

We hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. Our use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that we hold through TRSs include our network development services segment. In addition, we have included our international operations and managed networks business within our TRSs. We are currently considering changing the election of one or more of our previously designated TRSs, which hold certain of our international operations, to be treated as qualified REIT subsidiaries or other disregarded entities (“QRSs”), and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs.

As a REIT, we generally will not be subject to federal income taxes on our income and gains that we distribute to our stockholders, including the income derived from leasing towers. However, even as a REIT, we will remain obligated to pay income taxes on earnings from our TRS assets. In addition, our international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Annually, as a REIT, we are required to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Our REIT taxable income typically will not include income earned by our TRSs except to the extent the TRSs pay dividends. In 2012, we paid regular cash distributions of an aggregate of approximately $355.6 million to our stockholders. We intend to continue paying regular distributions in 2013. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

Products and Services

Rental and Management Operations

Our rental and management operations accounted for approximately 97%, 98% and 98% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our tenants lease space on our communications site infrastructure, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases. The annual rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount and type of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our tenant leases are typically non-cancellable and have annual rent escalations. Our primary costs typically include ground rent (which is primarily fixed, with annual cost escalations), property taxes and repairs and maintenance. In most of our international markets, a portion of our operating costs is passed through to our tenants, such as ground rent or fuel costs. Our rental and management operations have generated consistent incremental growth in revenue and have low cash flow volatility due to the following characteristics:

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

•

Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of five to ten years with multiple five-year renewal terms thereafter, and lease payments that typically increase based on a fixed escalation (approximately 3.5% per year in the United States) or inflationary index. As of December 31, 2012, we had approximately $20 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting.

•

High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Historical churn has been approximately 1%-2% of total rental and management revenue per year. We define churn as revenue lost when a tenant cancels or does not renew its lease, and in very limited circumstances, such as a tenant bankruptcy, reductions in lease rates on existing leases. We derive our historical churn rate for a given year by dividing our revenue lost on this basis by our rental and management segment revenue.

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

Our domestic rental and management segment is comprised of our nationwide network of communications sites that enables us to address the needs of national, regional, local and emerging communications service providers in the United States, as well as customers in a number of other industries. Our domestic rental and management segment also includes property interests that we lease to communications service providers and third-party tower operators. Our domestic rental and management segment accounted for approximately 67%, 72% and 79% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Our international rental and management segment, which is comprised of communications sites in Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda, provides a source of diversification and growth. Our international rental and management segment accounted for approximately 30%, 26% and 19% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Our rental and management operations include the operation of wireless and broadcast communications towers and managed networks, rooftop management, the leasing of property interests and the installation of shared generators domestically.

Communications Towers. We own and operate communications towers in the United States, Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. Approximately 96%, 98% and 98% of revenue in our rental and management segments was attributable to our communications towers for the years ended December 31, 2012, 2011 and 2010, respectively.

We lease real estate on our communications towers to tenants providing a diverse range of communications services, including personal communications services, cellular, broadcasting, enhanced specialized mobile radio, WiMAX, paging and fixed microwave. Our top domestic and international tenants by revenue are as follows:

•

Domestic: AT&T Mobility, Sprint Nextel, Verizon Wireless and T-Mobile USA accounted for an aggregate of approximately 74% of domestic rental and management segment revenue for the year ended December 31, 2012.

•

International: Telefónica (in Brazil, Chile, Colombia, Mexico and Peru), MTN Group Limited (in Ghana, South Africa and Uganda), Grupo Iusacell, S.A. de C.V. (in Mexico), Nextel International (in Brazil, Chile and Mexico) and Vodafone (in India, Germany, Ghana, South Africa and Uganda), accounted for an aggregate of approximately 55% of international rental and management segment revenue for the year ended December 31, 2012.

Accordingly, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.”

Managed Networks, Rooftop Management, Property Interests and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and/or lease property interests under carrier or other third-party communications sites and provide back-up power sources to tenants at our sites.

•

Managed Networks. We own and operate 281 DAS networks primarily in malls and casinos in the United States, Mexico, Brazil, Ghana and India. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants, and currently operate such networks in the United States. Typically, we design, build and operate our DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites. We are also currently evaluating other complementary network strategies, such as small cell deployments.

•

Rooftop Management. We provide management services to property owners in the United States who own rooftops capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into contracts with property owners pursuant to which we receive a percentage of occupancy or license fees paid by the wireless carriers and other tenants. As urban markets continue to evolve, we continue to evaluate infrastructure that may support additional services to meet the growing needs of our tenants’ networks.

•

Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•	Shared Generators. We install shared backup power generators at a number of our sites in the United States, which we lease to our tenants to help reinforce their networks.

Network Development Services

Through our network development services segment, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. This segment accounted for approximately 3%, 2% and 2% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of their communications equipment on our towers. Our team of engineers can evaluate whether a tower structure can support the additional burden of the new equipment or if an upgrade is needed, which enables our tenants to better assess potential sites before making an installation decision. Our structural analysis capabilities enable us to provide higher quality service to our existing tenants by, among other things, reducing the time required to achieve operational readiness, while also providing opportunities to offer structural analysis services to third parties.

Strategy

Operational Strategy

Our operational strategy is to capitalize on the growth in the use of wireless communications services and the evolution of advanced wireless handsets, tablets and other mobile devices, as well as the expanding infrastructure required to deploy current and future generations of wireless communications technologies. To achieve this, our primary focus is to increase the leasing of our existing communications real estate portfolio, invest in and selectively grow our communications real estate portfolio, further improve upon our operational performance and maintain a strong balance sheet. We believe these efforts will further support and enhance our ability to capitalize on the growth in demand for wireless infrastructure.

•

Increase the leasing of our existing communications real estate portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. As a result of wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and have capacity available for additional tenants. As of December 31, 2012, we had a global average of approximately 2.0 tenants per tower. We believe that, of our towers that are currently at or near full structural capacity, the vast majority can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•

Invest in and selectively grow our communications real estate portfolio. We seek opportunities to invest in and grow our operations through our capital programs and acquisitions. We believe we can achieve attractive risk adjusted returns by pursuing such investments. This includes pursuing opportunities to invest through new site construction and acquisitions in our domestic market and in select international markets which we believe have a competitive wireless industry, where wireless carriers are deploying next generation technologies, and are attractive from a macroeconomic standpoint. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases.

•

Further improve on our operational performance. We will continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve our efficiencies and provide superior service to our customers. To achieve this, we intend to continue to focus on customer service, such as reducing cycle times for key functions, including lease processing and tower structural analysis.

•

Maintain a strong balance sheet. We will continue to maintain our disciplined approach to managing our balance sheet. This includes maintaining our net financial leverage ratio within a target range and ensuring ample liquidity is available to pursue our strategy. As of December 31, 2012, we had approximately $1.1 billion of available liquidity. We believe that our investment grade ratings and our current level of net leverage provide us with consistent access to the capital markets and the ability to actively invest in our portfolio and pursue acquisition opportunities.

Capital Allocation Strategy

As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain), which is our first priority within our capital allocation strategy. After our REIT distributions, we expect to continue to deploy our discretionary capital through our annual discretionary capital expenditure program, including land purchases and new site construction, and through acquisitions. The objective of our allocation of our discretionary capital is to simultaneously increase recurring free cash flow and our return on invested capital. In addition, we intend to return our remaining excess discretionary capital, if any, to stockholders through continuing our stock repurchase program or declaring special distributions from time to time. During 2012, we generated $1,414.4 million of cash from operating activities, which along with incremental debt, was used to fund nearly $2,984.3 million of investments, including $568.0 million of capital expenditures, $1,998.0 million of acquisitions and $62.7 million of stock repurchases, including commissions and fees. During 2012, we paid regular cash distributions in the aggregate of approximately $355.6 million to our stockholders.

•	Discretionary capital expenditure program. We will continue to invest in and expand our existing communications real estate portfolio through our annual discretionary capital expenditure program.

This includes capital expenditures associated with maintenance, increasing the capacity of our existing sites, and projects such as new site construction, land interest acquisitions and shared generator installations.

•

Acquisitions. We will seek to pursue acquisitions of communications sites in our existing or new markets where we can meet our risk adjusted return on investment criteria. Our risk adjusted hurdle rates consider additional risks such as country risk, counter-party risk and product line risk.

•

Return excess discretionary capital to stockholders. If we have sufficient capital available to (i) satisfy our REIT distribution requirements, (ii) fund our discretionary capital expenditures and acquisition opportunities, and (iii) fund anticipated future investment while remaining within our target leverage range, we will seek to return any excess discretionary capital to stockholders. We currently utilize a stock repurchase program to facilitate this return.

International Growth Strategy

We believe that, in certain international markets, we can create substantial value by establishing an independent wireless infrastructure leasing business. Therefore, we expect we will continue to seek international growth opportunities, where we believe our risk adjusted return objectives can be achieved. In addition, we strive to maintain a diversified approach to our international growth strategy by complementing our presence in emerging markets with operations in more developed and established markets. Our international growth strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses:

•

Country analysis. Prior to entering a new geographic area, we review the country’s political stability, historical and projected macroeconomic fundamentals and the general business and legal environment, including property rights and regulatory environment.

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

•

Opportunity and counterparty analysis. Once an investment opportunity is identified within a geographic area with a competitive wireless industry, we conduct a multifaceted opportunity and counterparty analysis. This includes evaluating the type of transaction, its ability to meet our risk adjusted return criteria given the country and the counterparties involved, as well as how the transaction fits within our long-term strategic objectives, including future potential investment and expansion within the region.

Growth and Expansion

In 2012, we continued to focus on growing our operations using selective criteria for acquisitions, including expansion into new international markets, and new site development, consistent with our international growth strategy. During the year ended December 31, 2012, we grew our communications real estate portfolio through the acquisition and construction of approximately 8,790 towers, the installation of approximately 20 in-building and outdoor DAS networks and the installation of approximately 600 shared generators on our sites in the United States. In addition, we continue to evaluate complementary services to supplement our tower site growth and expansion strategy, as well as opportunities to acquire larger communications real estate portfolios that we believe we can effectively integrate into our existing business.

United States. We continued to build on our established foundation in the United States, growing our domestic communications sites portfolio by 6% during the year ended December 31, 2012 primarily through the acquisition and construction of communications sites in select locations throughout the country. Our expansion in the United States during 2012 included the acquisition and construction of approximately 945 towers, the installation of approximately 15 in-building and outdoor DAS networks and the installation of approximately 600 shared generators on our sites.

International. During 2012, we took additional steps to position ourselves for expansion into new international markets. After announcing the launch of operations in Uganda at the end of 2011, we acquired approximately 960 towers through our joint venture during the first half of 2012. In addition, in November 2012, we announced that we had launched operations in Germany and subsequently completed the purchase of approximately 2,030 towers in the fourth quarter of 2012, thereby expanding our international footprint to ten countries as of December 31, 2012. Our international expansion efforts during 2012 also included the acquisition and construction in the aggregate of approximately 4,855 towers and the installation of five in-building DAS networks in our existing markets.

Regulatory Matters

Towers and Antennas. Our domestic and international tower business is subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for approximately 69% of our total rental and management revenue for the year ended December 31, 2012, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and painted, lighted and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Furthermore, in India, each of our subsidiaries holds an Infrastructure Provider Category-I license (“IP-I”) issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. While we are required to provide tower space on a non-discriminatory basis, we may negotiate mutually agreeable terms and conditions with such service providers. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers licensed by the NCA. While we are required to provide tower space on a non-discriminatory basis, we may negotiate mutually agreeable terms and conditions with such service providers.

Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, the Telecom Regulatory Authority of India has recommended to the Department of Telecommunications changes in annual licensing fees for tower companies based on revenues generated, as well as the potential implementation of certain limitations on foreign ownership. In South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (“the BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid, and accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. Certain municipalities in Brazil and India have sought to impose certain permit fees based upon structural or operational requirements of towers. In addition, our foreign operations may be affected if a country’s regulatory authority restricts or revokes spectrum licenses of certain wireless service providers.

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. These regulations vary, but typically require tower owners and/or our tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, zoning regulations can increase costs associated with new tower construction, tower modifications, and additions of new antennas to a site or site upgrades. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our construction activities and operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted new regulations requiring that local and state governments approve modifications or collocations that qualify as eligible facilities under the regulations. In June 2012, the Chilean government passed a new law that imposes certain zoning restrictions retroactively on telecommunications towers located throughout Chile and may require us to modify or remove certain of our existing towers.

Portions of our business are subject to additional regulations, for example, in a number of states throughout the United States, certain of our subsidiaries hold Competitive Local Exchange Carrier (CLEC) status, or other similar status, in connection with the operation of our outdoor DAS networks business. In addition, we or our tenants, both domestic and international, may be subject to new regulatory policies in certain jurisdictions from time to time that may materially and adversely affect our business or the demand for our communications sites.

Environmental Matters. Our domestic and international operations, like those of other companies engaged in similar businesses, are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes, and the siting of our towers. As an owner, lessee and/or operator of real property and facilities, we may have liability under environmental laws for the costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous substances or waste. Certain of these laws impose cleanup responsibility and liability without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination, and whether or not we have discontinued operations or sold the property. We also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of contamination. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements, and make certain informational filings related to hazardous substances or devices used to provide power such as batteries, generators and fuel at our sites. Violations of these types of regulations could subject us to fines or criminal sanctions.

Additionally, in the United States and many other international markets where we do business, before constructing a new tower or adding a new antenna to an existing site, we must review and evaluate the impact of the action to determine whether it may significantly affect the environment and we must disclose any significant impacts in an environmental assessment. If a tower or new antenna might have a material adverse impact on the environment, FCC or other governmental approval of the tower or antenna could be significantly delayed.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure.

Competition

Our rental and management segments compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation and GTL Infrastructure, wireless carrier tower consortiums such as Indus Towers, and private tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price, quality and speed of service have been and will continue to be significant competitive factors affecting owners, operators and managers of communications sites.

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

•

Domestic wireless network investments. According to industry data, aggregate annual wireless capital spending in the United States has historically been approximately $25 to $30 billion resulting in consistent demand for our sites. Demand for our domestic communications sites is driven by:

•	Wireless service provider focus on network quality and resulting investments in coverage and capacity of their network;

•

Subscriber adoption of advanced wireless data applications such as email and internet and the corresponding deployments of advanced wireless networks by wireless service providers to satisfy this incremental demand for high-bandwidth wireless data;

•	Deployment of newly acquired spectrum; and

•	Deployment of wireless and backhaul networks by new market entrants.

As these factors continue to grow as a competitive necessity in the United States on a widespread basis, wireless service providers may be compelled to deploy new technology and equipment, further increase the cell density of their existing networks and expand their network coverage.

•

International wireless network investments. The wireless networks in the international markets we serve are typically less advanced than those in our domestic market with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In certain of our international markets, subscriber adoption of wireless data applications, such as email, internet and video; and

•	Spectrum auctions, which result in new market entrants, as well as initial data network deployments.

We believe demand for our communications sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next generation data networks. To meet these network objectives, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate access to their markets and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site operation and development capabilities. In addition, because our network development services are complementary to our rental and management business, we believe demand for our network development services will continue, consistent with industry trends.

Our customer demand could be adversely affected by the emergence and growth of new technologies, which could make it possible for wireless carriers to increase the capacity and efficiency of their existing networks. The increased use of spectrally efficient technologies and/or the availability of significant incremental spectrum in the marketplace could potentially relieve a portion of our tenants’ network capacity problems, and as a result, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as small cell deployments, could shift a portion of our tenants’ network investment away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites.

In addition, any increase in the use of network sharing, roaming or resale arrangements by wireless service providers could adversely affect customer demand for tower space. These arrangements enable a provider to serve its customers outside its license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas, and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers could similarly impact customer demand for our communications sites because the existing networks of wireless carriers often overlap. In addition, if wireless carriers share their sites or permit equipment location swapping on their sites with other carriers to a significant degree, it could reduce demand for our communications sites. Further, our tenants may be subject to new regulatory policies from time to time that may materially and adversely affect the demand for our communications sites.

Employees

As of December 31, 2012, we employed 2,432 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report. You may access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), through the “Investors” portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

We have adopted a written Code of Ethics and Business Conduct Policy (“Code of Conduct”) that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Conduct, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our Board of Directors are available at the “Investors” portion of our website. In the event we amend the provisions of our Code of Conduct, or provide any waivers under the Code of Conduct for our directors or executive officers, we intend to disclose these events on our website as required by the regulations of the New York Stock Exchange and applicable law.

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

Factors affecting the demand for our communications sites and, to a lesser extent, our network development services, could materially and adversely affect our operating results. Those factors include:

•	technological changes;

•	delays or changes in the deployment of next generation wireless technologies;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses;

•	mergers or consolidations among wireless service providers;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure; and

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof.

Any downturn in the economy or disruption in the financial and credit markets could impact consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider tenants could experience a decrease in demand for their services. As a result, they may scale back their capital expenditure plans, which could materially and adversely affect leasing demand for our communications sites and our network development services business, which could have a material adverse effect on our business, results of operations or financial condition.

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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce obtainable lease rates. In addition, tenants may have less of their budget allocated to lease space on our towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies which could relieve a portion of our tenants’ network capacity needs and as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies could shift a portion of our tenants’ network investment away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in delivery of wireless communications, radio and video services by direct broadcast satellites could materially and adversely affect demand for our tower space. Further, a tenant may decide to no longer outsource tower infrastructure or otherwise change its business model which would result in a decrease in our revenue. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.

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

Significant consolidation among our tenants may result in the decommissioning of certain existing communications sites, because certain portions of these tenants’ networks may be redundant. For example, in the United States, recently combined companies have either rationalized or announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites. We would expect a similar outcome in certain other countries where we do business if consolidation of certain tenants occurs. In addition, certain combined companies have undergone or are currently undergoing a modernization of their networks, and these and other tenants could determine not to renew leases with us as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed. Similar consequences might occur if wireless service providers engage in extensive sharing of site infrastructure, roaming or resale arrangements as an alternative to leasing our communications sites.

We could suffer adverse tax or other financial consequences if taxing authorities do not agree with our tax positions.

We periodically are subject to examinations by taxing authorities in the states and countries where we do business, and we expect that we will continue to be subject to tax examinations in the future. Moreover, the Internal Revenue Service and any state or local tax authority may successfully assert liabilities against us for corporate income taxes for taxable years prior to the time we qualified as a REIT, or with respect to our TRSs, in which case either we will owe these taxes plus applicable interest and penalties, if any, or we will offset additional income as determined by a tax authority with our NOLs. If we offset such additional income with our NOLs, our required distributions to maintain our qualification and taxation as a REIT will increase and we may be required to pay deficiency dividends and an associated interest charge if our prior REIT distributions were insufficient in light of the reduced available NOLs.

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

A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.

A substantial portion of our total operating revenues is derived from a small number of tenants. For the year ended December 31, 2012, four tenants accounted for approximately 74% of our domestic rental and management segment revenue; and five tenants accounted for approximately 55% of our international rental and management segment revenue. If any of these tenants are unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Additionally, due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. Some of our tenants may experience financial difficulty or may file for bankruptcy. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the year ended December 31, 2012, approximately 30% of our consolidated revenue was generated by our international operations, compared to 26% for the year ended December 31, 2011. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including inflation;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•

changes to existing or new tax laws or fees directed specifically at the ownership and operation of communications sites or our international acquisitions, which may be applied or enforced retroactively;

•	changes to zoning regulations or construction laws, which could retroactively be applied to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring divestiture;

•	actions restricting or revoking spectrum licenses or suspending business under prior licenses;

•	material site security issues;

•	significant license surcharges;

•	increases in the cost of labor (as a result of unionization or otherwise);

•	potential failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or Office of Foreign Assets Control requirements; and

•

uncertain rulings or results from legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, which may be enforced retroactively, and delays in the judicial process.

In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, which could expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that joint venture.

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

Our expansion initiatives involve a number of risks and uncertainties that could adversely affect our operating results, disrupt our operations or expose us to additional risk if we are not able to successfully integrate operations, assets and personnel.

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

Furthermore, our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, and the other risks described above in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.” As a result, our foreign operations and expansion initiatives may not succeed and may materially and adversely affect our business, results of operations or financial condition.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of December 31, 2012 are located on land we lease pursuant to operating leases. Approximately 78% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

Competitive pricing for tenants on towers from these competitors could materially and adversely affect our lease rates and services income, as well as require us to pay significantly more to acquire assets. In addition, we may not be able to renew existing tenant leases or enter into new tenant leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers would be eliminated.

Our communications real estate portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. We may not have the required available capital to exercise our right to purchase leased or subleased towers at the end of the applicable period. Even if we do have available capital, we may choose not to exercise our right to purchase such towers for business or other reasons. In the event that we do not exercise these purchase rights or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we would lose the cash flows derived from such towers. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates, which would substantially reduce funds otherwise available.

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

Qualification as a REIT requires application of certain highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of the Code provisions.

For instance, the net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to qualify as a REIT.

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

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and operations would be reduced.

We may be limited in our ability to fund required distributions using cash generated through our TRSs.

As a REIT, we must distribute to our stockholders an amount equal to at least 90% of the REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Timing differences between the receipt of income and the recognition of income for federal income tax purposes, as well as the effect of non-deductible expenditures, may impair our ability to fund required distributions. If our cash available for distribution falls short of our estimates, we may be unable to maintain distributions that approximate our REIT taxable income, and as a result, may fail to qualify for taxation as a REIT. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders for a calendar year is less than the minimum amount specified under the Code.

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

Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may affect our ability to make additional investments in our managed networks business or network development services segment as currently structured and operated, in other non-REIT qualifying operations or assets, or in international operations conducted through TRSs that we do not elect to bring into the REIT structure. To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and may have deferred and contingent tax liabilities.

We are subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. Any of these taxes would decrease our earnings and our available cash.

Our TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) on the gain recognized from a sale of assets occurring within a specified period (generally, ten years) after the REIT Conversion, up to the amount of the built-in gain that existed on January 1, 2012, which is based on the fair market value of those assets in excess of our tax basis as of January 1, 2012. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability, but our plans may change in the future.

We may need additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements.

To fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities, sell assets or raise equity. We believe our cash provided by operations for the year ending December 31, 2013 will sufficiently fund our cash needs for operations, capital expenditures, required REIT distribution payments and cash debt service (interest and principal repayments) obligations through 2013. However, we anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. Additionally, a downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, future growth and expansion initiatives or satisfy our REIT distribution requirements.

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

As of December 31, 2012, we had approximately $8.8 billion of consolidated debt and the ability to borrow additional amounts of approximately $0.7 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.

We may incur goodwill and other intangible asset impairment charges which could result in a significant reduction to our earnings.

We review goodwill and intangible assets annually to determine if it is impaired or more frequently in the event of circumstances indicating potential impairment. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

While we did not record any impairment charges during the year ended December 31, 2012, it is possible that in the future, we may be required to record impairment charges for our goodwill or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations.

We have only been operating as a REIT since January 1, 2012. Accordingly, the experience of our senior management operating a REIT is limited and may adversely affect our ability to qualify or remain qualified as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations.

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

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen events. Any damage or destruction to our towers or data centers, or certain unforeseen events, may impact our ability to provide services to our tenants. While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but our insurance may not adequately cover all of our lost revenues, including potential revenues from new tenants that could have been added to our towers but for the event. If we are unable to provide services to our tenants, it could lead to tenant loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could undermine the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. The potential connection between radio frequency emissions and certain negative health or environmental effects has been the subject of substantial study by the scientific community in recent years and numerous health-related lawsuits have been filed against wireless carriers and wireless device manufacturers. If a scientific study or court decision resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our tenants and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Details of each of our principal offices as of December 31, 2012 are provided below:

Country	Function	Size (approximate square feet)	Property Interest
United States Offices
Boston, MA	Corporate Headquarters and American Tower International Headquarters	28,000	Leased
Southborough, MA	Information Technology Data Center	24,300	Leased

Woburn, MA	US Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	91,600	Owned(1)
Atlanta, GA	US Tower Division, Accounting Services, New Site Development and Site Operations Headquarters	21,400	Leased
Cary, NC	US Tower Division, Managed Networks and Structural Engineering Services Headquarters	63,500	Leased and Owned(2)

Latin America Offices
Bogota, Colombia	Colombia Headquarters	13,800	Leased(3)
Lima, Peru	Peru Headquarters	3,700	Leased(4)
Mexico City, Mexico	Mexico Headquarters	41,200	Leased(5)
Santiago, Chile	Chile Headquarters	9,200	Leased(6)
Sao Paulo, Brazil	Brazil Headquarters	19,200	Leased

Asia Offices
Delhi, India	India Headquarters	7,200	Leased
Mumbai, India	India Operations Center	13,600	Leased(7)

EMEA Offices
Accra, Ghana	Ghana Headquarters	27,400	Leased
Johannesburg, South Africa	South Africa Headquarters	16,100	Leased
Kampala, Uganda	Uganda Headquarters	8,800	Leased
Düsseldorf, Germany	Germany Headquarters	500	Leased(8)

(1)	The Woburn facility is approximately 163,000 square feet. Currently, our offices occupy approximately 91,600 square feet. We lease the remaining space to unaffiliated tenants.
(2)	We own a 50,000 square foot facility and lease 20,500 square feet of office space. We lease 7,000 square feet in the owned facility to an unaffiliated tenant.
(3)	We lease two office spaces that together occupy an aggregate of approximately 13,800 square feet.
(4)	We lease two office spaces that together occupy an aggregate of approximately 3,700 square feet.
(5)	We lease four office spaces that together occupy an aggregate of approximately 41,200 square feet.
(6)	We lease two office spaces that together occupy an aggregate of approximately 9,200 square feet.
(7)	We lease two office spaces that together occupy an aggregate of approximately 13,600 square feet.
(8)	We lease two office spaces that together occupy an aggregate of approximately 500 square feet.

In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses, as well as maintain offices to pursue international business development initiatives. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

As of December 31, 2012, we own and operate a portfolio of 54,604 communications sites in the United States, Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our domestic rental and management segment.

Domestic Rental and Management Segment. Our interests in our domestic communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for our securitization transaction, the 5,278 tower sites in the United States subject to our securitization transaction as of December 31, 2012, are subject to mortgages, deeds of trust and deeds to secure the loan. In addition, 1,471 property interests in the United States are subject to mortgages and deeds of trust to secure notes assumed in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”).

A typical domestic tower site consists of a compound enclosing the tower site, a tower structure, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. The principal types of our domestic towers are guyed, self-supporting lattice and monopole.

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

International Rental and Management Segment. Our interests in our international communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by private or government entities.

A typical international tower site consists of a compound enclosing the tower site, a tower structure, backup or auxiliary power generators and batteries, and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. The four principal types of our international towers are guyed, self-supporting lattice, monopole and rooftop. Guyed, self-supporting lattice and monopole structures are similar to those in our domestic segment. Rooftop towers are primarily used in metropolitan areas, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.

Of the 54,604 communications sites in our portfolio as of December 31, 2012, approximately 88% are located on land we lease. Domestically, ground leases for land underlying our towers generally have a term of approximately twenty to twenty-five years, which is comprised of an initial term of approximately five years with three or four automatic five-year renewal periods. Internationally, ground leases, or similar agreements that grant use rights for land underlying our towers, typically also have a term of approximately twenty to twenty-five years, which is comprised of an initial term ranging from five to ten years with one or more automatic or exercisable renewal periods. As a result, approximately 78% of the ground agreements for our sites have a final expiration date of 2022 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other communications service providers. As of December 31, 2012, our four top tenants by revenue were AT&T Mobility (18%), Sprint Nextel (14%), Verizon Wireless (11%) and T-Mobile USA (8%). In general, our tenant leases have an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. As a result, approximately 79% of our current tenant leases have a renewal date of 2018 or beyond.

ITEM 3.	LEGAL PROCEEDINGS

On June 2, 2011, we received a subpoena from the SEC requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to our tax accounting and reporting. On November 6, 2012, the SEC notified us that its investigation has been completed. The SEC indicated that it does not intend to recommend any enforcement action against us.

One of our subsidiaries, SpectraSite Communications, Inc. (“SCI”), a predecessor in interest by conversion to SpectraSite Communications, LLC, was involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to our acquisition of SCI in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for us is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts did not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would have, if enforceable, re-imposed liability on SCI if the primary defendant in the case were unable to satisfy the judgment. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, we filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case was returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier. On August 2, 2012, the trial court entered judgment against the primary defendant and SCI in the amount of approximately $6.5 million. Each party appealed the trial court’s determination and on October 17, 2012, the appellate court entered judgment against the primary defendant in the amount of approximately $7.9 million with SCI responsible for any amount not recoverable from the primary defendant. On November 9, 2012, SCI filed a constitutional appeal of the appellate court ruling. In connection with our acquisition of a portfolio of communications sites from the Mexican carrier on January 31, 2013, the Mexican carrier released all of its claims against SCI, including any obligation of SCI to pay any damages.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our common stock on the New York Stock Exchange (“NYSE”) for the years 2012 and 2011.

2012	High	Low
Quarter ended March 31	$64.38	$58.81
Quarter ended June 30	69.91	61.62
Quarter ended September 30	73.07	69.14
Quarter ended December 31	77.27	71.07

2011	High	Low
Quarter ended March 31	$56.73	$46.61
Quarter ended June 30	55.48	49.52
Quarter ended September 30	55.21	46.35
Quarter ended December 31	60.70	52.86

On February 11, 2013, the closing price of our common stock was $76.38 per share as reported on the NYSE. As of February  11, 2013, we had 395,103,065 outstanding shares of common stock and 144 registered holders.

Dividends

As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During the year ended December 31, 2010, a pre-REIT year, there were no cash distributions declared. Prior to our REIT Conversion, during the year ended December 31, 2011, we paid a one-time special cash distribution to our stockholders of approximately $137.8 million, or $0.35 per share of common stock. During the year ended December 31, 2012, we declared and paid the following regular cash distributions to our stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 22, 2012	April 25, 2012	April 11, 2012	$0.21	$82.9
June 20, 2012	July 18, 2012	July 2, 2012	$0.22	$86.9
September 19, 2012	October 15, 2012	October 1, 2012	$0.23	$90.9
December 6, 2012	December 31, 2012	December 17, 2012	$0.24	$94.8

Performance Graph

This performance graph is furnished and shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Telecommunications Equipment Index. The performance graph assumes that on December 31, 2007, $100 was invested in each of our common stock, the S&P 500 Index and the Dow Jones U.S. Telecommunications Equipment Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/07	12/08	12/09	12/10	12/11	12/12
American Tower Corporation	$100.00	$68.83	$101.43	$121.22	$141.72	$184.85
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones U.S. Telecommunications Equipment Index	100.00	59.44	89.65	92.61	85.30	93.62

Issuer Purchases of Equity Securities

During the three months ended December 31, 2012, we repurchased 619,314 shares of our common stock for an aggregate of approximately $46.0 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
October 2012	27,524	$72.62	27,524	$1,300.1
November 2012	489,390	$74.22	489,390	$1,263.7
December 2012	102,400	$74.83	102,400	$1,256.1

Total Fourth Quarter	619,314	$74.25	619,314	$1,256.1

(1)	Repurchases made pursuant to the $1.5 billion stock repurchase program approved by our Board of Directors in March 2011 (the “2011 Buyback”). Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.

(2)	Average price per share is calculated using the aggregate price, excluding commissions and fees.

We continued to repurchase shares of our common stock pursuant to our 2011 Buyback subsequent to December 31, 2012. Between January 1, 2013 and January 21, 2013, we repurchased an additional 15,790 shares of our common stock for an aggregate of $1.2 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of January 21, 2013, we had repurchased a total of approximately 4.3 million shares of our common stock under the 2011 Buyback for an aggregate of $245.2 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.

In accordance with accounting principles generally accepted in the United States (“GAAP”), the consolidated statements of operations for all periods presented in this “Selected Financial Data” have been adjusted to reflect certain businesses as discontinued operations.

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and, to a lesser extent, construction of towers.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$2,803,490	$2,386,185	$1,936,373	$1,668,420	$1,547,035
Network development services	72,470	57,347	48,962	55,694	46,469

Total operating revenues	2,875,960	2,443,532	1,985,335	1,724,114	1,593,504

Operating expenses:
Cost of operations (exclusive of items shown separately below)
Rental and management(1)	$686,681	$590,272	$447,629	$383,990	$363,024
Network development services(2)	35,798	30,684	26,957	32,385	26,831
Depreciation, amortization and accretion(3)	644,276	555,517	460,726	414,619	405,332
Selling, general, administrative and development expense(4)	327,301	288,824	229,769	201,694	180,374
Other operating expenses	62,185	58,103	35,876	19,168	11,189

Total operating expenses	1,756,241	1,523,400	1,200,957	1,051,856	986,750

Operating income	1,119,719	920,132	784,378	672,258	606,754
Interest income, TV Azteca, net	14,258	14,214	14,212	14,210	14,253
Interest income	7,680	7,378	5,024	1,722	3,413
Interest expense	(401,665)	(311,854)	(246,018)	(249,803)	(253,584)
Loss on retirement of long-term obligations	(398)	—	(1,886)	(18,194)	(4,904)
Other (expense) income	(38,300)	(122,975)	315	1,294	5,988

Income from continuing operations before income taxes and income on equity method investments	701,294	506,895	556,025	421,487	371,920
Income tax provision	(107,304)	(125,080)	(182,489)	(182,565)	(135,509)
Income on equity method investments	35	25	40	26	22

Income from continuing operations	594,025	381,840	373,576	238,948	236,433
Income from discontinued operations, net(5)	—	—	30	8,179	110,982

Net income	594,025	381,840	373,606	247,127	347,415
Net loss (income) attributable to noncontrolling interest	43,258	14,622	(670)	(532)	(169)

Net income attributable to American Tower Corporation	$637,283	$396,462	$372,936	$246,595	$347,246

Basic income per common share from continuing operations attributable to American Tower Corporation(6)	$1.61	$1.00	$0.93	$0.60	$0.60
Diluted income per common share from continuing operations attributable to American Tower Corporation(6)	$1.60	$0.99	$0.92	$0.59	$0.58

Weight average common shares outstanding(6)
Basic	394,772	395,711	401,152	398,375	395,947

Diluted	399,287	400,195	404,072	406,948	418,357

Distribution declared per share	$0.90	$0.35	—	—	—

Other Operating Data:
Ratio of earnings to fixed charges(7)	2.32x	2.19x	2.65x	2.27x	2.12x

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:(8)
Cash and cash equivalents (including restricted cash)(9)	$437,934	$372,406	$959,935	$295,129	$194,943
Property and equipment, net	5,789,995	4,981,722	3,683,474	3,169,623	3,022,636
Total assets	14,089,129	12,242,395	10,370,084	8,519,931	8,211,665
Long-term obligations, including current portion	8,753,376	7,236,308	5,587,388	4,211,581	4,333,146
Total American Tower Corporation equity	3,573,101	3,287,220	3,501,444	3,315,082	2,991,322

(1)	For the years ended December 31, 2012 and 2011, amount includes approximately $0.8 million and $1.1 million, respectively, in stock-based compensation expense. For the years ended December 31, 2008 through 2010, there was no stock-based compensation expense included.

(2)	For the years ended December 31, 2012 and 2011, amount includes approximately $1.0 million and $1.2 million, respectively, in stock-based compensation expense. For the years ended December 31, 2008 through 2010, there was no stock-based compensation expense included.

(3)	In 2008, we completed a review of the estimated useful lives of our tower assets. Based upon this review, we revised the estimated useful lives of our towers and certain related intangible assets, primarily our network location intangible assets, from our historical estimate of 15 years to a revised estimate of 20 years. We accounted for this change as a change in estimate, which was accounted for prospectively, effective January 1, 2008. For the year ended December 31, 2008, the change resulted in a reduction in depreciation and amortization expense of approximately $121.2 million and an increase in net income of approximately $74.4 million.

(4)	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008 amount includes approximately $50.2 million, $45.1 million, $52.6 million, $60.7 million and $54.8 million, respectively, in stock-based compensation expense.

(5)	We ceased to consolidate Verestar, Inc’s (“Verestar”) financial results beginning in December 2003 and reported the results as discontinued operations. Income from discontinued operations for 2008 includes an income tax benefit of $110.1 million related to losses associated with our investment in Verestar.

(6)	Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of our convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 18 to our consolidated financial statements included in this Annual Report).

(7)	For the purpose of this calculation, “earnings” consists of income from continuing operations before income taxes, income on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consists of interest expense, including amounts capitalized, amortization of debt discounts and premiums and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon.

(8)	Balances have been revised to reflect purchase accounting measurement period adjustments.

(9)	As of December 31, 2012, 2011, 2010, 2009 and 2008, includes approximately $69.3 million, $42.2 million, $76.0 million, $47.8 million and $51.9 million, respectively, in restricted funds pledged as collateral to secure obligations and cash that is otherwise limited by contractual provisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements herein and the accompanying notes thereto, and the information set forth under the caption “Critical Accounting Policies and Estimates” below.

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network and development services. Among other factors, management uses segment gross margin and segment operating profit in its assessment of operating performance in each business segment. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include interest income, TV Azteca, net (see note 20 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income (loss) attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations.

Executive Overview

Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the year ended December 31, 2012 and includes our domestic rental and management segment and our international rental and management segment. Through our network development services segment, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. We began operating as a REIT for federal income tax purposes effective January 1, 2012.

The following table details the number of communications sites we own or operate in the countries in which we operate as of December 31, 2012:

Country	Number of Owned Sites	Number of Operated Sites(1)
United States	16,378	6,421
International:
Brazil	4,193	155
Chile	1,181	—
Colombia	2,298	706
Germany	2,031	—
Ghana	1,931	—
India	10,383	—
Mexico	5,581	199
Peru	500	—
South Africa	1,604	—
Uganda	1,043	—

(1)	All of the sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the year ended December 31, 2012 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2012, we expect to generate approximately $20 billion of non-cancellable tenant lease revenue over future periods, excluding the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed percentage (on average approximately 3.5% in the United States), inflation, or inflation with a fixed minimum or maximum escalation for the year. Revenue generated by rent increases based on fixed escalation clauses is recognized on a straight line basis over the non-cancellable term of the applicable agreement. We also routinely seek to extend our leases with our tenants, which increases the non-cancellable term of the lease and creates incremental growth in our revenues.

The revenues generated by our rental and management operations may also be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically are non-cancellable; however in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the year ended December 31, 2012, loss of annual revenue from tenant lease cancellations or renegotiations represented less than 1.3% of our rental and management operations revenues.

Rental and Management Operations Revenue Growth. The primary factors affecting the revenue growth for our domestic and international rental and management segments are:

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

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their networks as well as roll out next generation wireless technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk adjusted return on investment criteria.

Rental and Management Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment of our legacy sites, our objective is to add new tenants and new equipment for existing tenants through collocation. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless communications services and related infrastructure needs, the financial performance of our tenants and their access to capital, and general economic conditions. The following key trends within each market that we serve provide opportunities for organic revenue growth:

•

Domestic. As a result of the rapid subscriber adoption of wireless data applications, wireless service providers in the United States continue to invest in their wireless networks by adding new cell sites as well as additional equipment to their existing cell sites. This level of wireless communications services growth has driven wireless providers in the United States to deploy consistent levels of annual wireless capital investment and as a result, we have experienced strong demand for our communications sites.

We expect the following key industry trends will result in incremental revenue opportunities for us:

•

The deployment of advanced wireless technology across existing wireless networks will provide higher speed data services and enable fixed broadband substitution. As a result, our tenants continue to deploy additional equipment across their existing networks.

•

Wireless service providers compete based on the overall capacity and coverage of their existing wireless networks. To maintain or improve their network performance as overall network usage increases, our tenants continue to deploy additional equipment across their existing sites as well as add new cell sites.

•

Wireless service providers are also investing in reinforcing their networks through incremental backhaul and the utilization of on-site generators, which results in additional equipment leased at the tower site.

•	Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional equipment to their network as they seek to optimize their network configuration.

We signed holistic master lease agreements with three of our four major tenants in the United States, which provide for consistent, long-term revenue growth and a reduction in the potential impact of churn. Typically, these agreements include built-in annual escalators, fixed annual charges which permit our tenants to place a pre-determined amount of equipment on our sites and provisions for incremental lease payments if the equipment levels are exceeded. Our holistic master lease agreements build and foster strong strategic partnerships with our tenants and have significantly reduced collocation cycle times, thereby providing our tenants with the ability to rapidly deploy technology on our sites.

•

International. Most of our international markets are less advanced with respect to the current technologies deployed for wireless services. As a result, demand for our communications sites is predominantly driven by continued voice network investments, new market entrants and initial third generation (“3G”) data network deployments. For example, in India, nationwide voice networks continue to be deployed as wireless service providers are beginning their investments in 3G data networks. Similarly, in Ghana and Uganda, wireless service providers continue to build out their voice and data networks in order to satisfy increasing demand for wireless services. In South Africa, where voice networks are in a more advanced stage of development, carriers are beginning to deploy 3G data networks across spectrum acquired in recent spectrum auctions. In Mexico and Brazil, where nationwide voice networks have also been deployed, some incumbent wireless service providers continue to invest in their 3G data networks, and recent spectrum auctions have enabled other incumbent wireless service providers to begin their initial investments in 3G data networks. In markets such as Chile, Peru and Colombia, recent or anticipated spectrum auctions are expected to drive investment in nationwide voice and 3G data networks. In Germany, our most mature international wireless market, demand is currently being driven by a government-mandated rural fourth generation network build-out, as well as other tenant initiatives to deploy next generation wireless services. We believe incremental demand for our tower sites will continue in our international markets as wireless service providers seek to remain competitive by increasing the coverage of their networks while also investing in next generation data networks.

Rental and Management Operations New Site Revenue Growth. During the year ended December 31, 2012, we grew our portfolio of communications real estate through acquisitions and construction activities, including the acquisition and construction of approximately 8,810 sites. In a majority of our international markets, the acquisition or construction of new sites results in increased pass-through revenues and expenses. We continue to evaluate opportunities to acquire larger communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2012	2011	2010
Domestic	960	470	950
International(1)	7,850	10,000	6,870

(1)	The majority of sites acquired or constructed in 2012 were in Brazil, Germany, India and Uganda; in 2011 were in Brazil, Colombia, Ghana, India, Mexico and South Africa; and in 2010 were in Chile, Colombia, India and Peru.

Network Development Services Segment Revenue Growth. As we continue to focus on growing our rental and management operations, we anticipate that our network development services revenue will continue to represent a relatively small percentage of our total revenues. Through our network development services segment, we offer tower-related services, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades.

Rental and Management Operations Expenses. Direct operating expenses incurred by our domestic and international rental and management segments include direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance, security and power and fuel costs, some of which may be passed through to our tenants. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled selling, general, administrative and development expense in our consolidated statements of operations. In general, our domestic and international rental and management segments selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. We may incur additional segment selling, general, administrative and development expenses as we increase our presence in geographic areas where we have recently launched operations or are focused on expanding our portfolio. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

REIT Conversion. We began operating as a REIT effective January 1, 2012. The REIT tax rules require that we derive most of our income, other than income generated by a TRS, from investments in real estate, which for us primarily consists of income from the leasing of our communications sites. Under the Code, maintaining REIT status generally requires that no more than 25% of the value of the REIT’s assets be represented by securities of one or more TRSs and other non-qualifying assets.

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the year ended December 31, 2012, we paid an aggregate of approximately $355.6 million in regular cash distributions to our stockholders. We intend to continue paying regular distributions in 2013. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

For more information on the requirements to qualify as a REIT, see Item 1 of this Annual Report under the caption “Business—Overview,” and Item 1A of this Annual Report under the caption “Risk Factors—If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates, which would substantially reduce funds otherwise available” and “—Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and may have deferred and contingent tax liabilities.”

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

Adjusted EBITDA is not intended to replace net income or any other performance measures determined in accordance with GAAP. Rather, Adjusted EBITDA is presented as we believe it is a useful indicator of our current operating performance. We believe that Adjusted EBITDA is useful to an investor in evaluating our operating performance because (1) it is a key measure used by our management team for purposes of decision making and for evaluating the performance of our operating segments; (2) it is a component of the calculation used by our lenders to determine compliance with certain debt covenants; (3) it is widely used in the tower industry to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) it provides investors with a meaningful measure for evaluating our period to period operating performance by eliminating items which are not operational in nature; and (5) it provides investors with a measure for comparing our results of operations to those of different companies by excluding the impact of long-term strategic decisions which can differ significantly from company to company, such as decisions with respect to capital structure, capital investments and the tax jurisdictions in which companies operate.

Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies. A reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, has been included below.

Results of Operations

Years Ended December 31, 2012 and 2011

(in thousands, except percentages)

Revenue

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$1,940,689	$1,744,260	$196,429	11%
International	862,801	641,925	220,876	34

Total rental and management	2,803,490	2,386,185	417,305	17
Network development services	72,470	57,347	15,123	26

Total revenues	$2,875,960	$2,443,532	$432,428	18%

Total revenues for the year ended December 31, 2012 increased 18% to $2,876.0 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 19,280 new sites that we have constructed or acquired since January 1, 2011.

Domestic rental and management segment revenue for the year ended December 31, 2012 increased 11% to $1,940.7 million. This growth was comprised of:

•

Revenue growth from legacy sites of approximately 8%, which includes approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, and approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites, which includes the positive impact of approximately 1% due to customer settlements during the first quarter of 2012;

•

Revenue growth from new sites of approximately 2%, resulting from the construction or acquisition of approximately 1,430 new sites, as well as land interests under third-party sites since January 1, 2011; and

•	An increase of over 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the year ended December 31, 2012 increased 34% to $862.8 million. This growth was comprised of:

•	Revenue growth from new sites of approximately 38%, resulting from the construction or acquisition of approximately 17,850 new sites since January 1, 2011;

•

Revenue growth from legacy sites of approximately 10%, which includes approximately 7% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites, approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, and approximately 1% for the reversal of revenue reserves; and

•	A decline of over 14% attributable to the negative impact from foreign currency translation.

Network development services segment revenue for the year ended December 31, 2012 increased 26% to $72.5 million. The growth was comprised of:

•

Revenue growth of 32% primarily attributable to an increase in structural engineering services as a result of an increase in customer lease applications which are primarily associated with our tenants’ next generation technology network upgrades during the year ended December 31, 2012; and

•	A decline of 6% resulting from a favorable one-time item recognized in connection with the reversal of amounts previously reserved during the year ended December 31, 2011.

Gross Margin

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$1,583,134	$1,390,802	$192,332	14%
International	548,726	420,430	128,296	31

Total rental and management	2,131,860	1,811,232	320,628	18
Network development services	37,640	27,887	9,753	35

Domestic rental and management segment gross margin for the year ended December 31, 2012 increased 14% to $1,583.1 million, which was comprised of:

•

Gross margin growth from legacy sites of approximately 11%, primarily associated with the increase in revenue, as described above, which was partially offset by an increase in direct operating costs primarily from increased straight-line rent expense and an increase in repairs and maintenance activity; and

•

Gross margin growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,430 new sites, as well as land interests under third-party sites since January 1, 2011.

International rental and management segment gross margin for the year ended December 31, 2012 increased 31% to $548.7 million, which was comprised of:

•	Gross margin growth from new sites of approximately 37%, resulting from the construction or acquisition of approximately 17,850 new sites since January 1, 2011;

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue, as described above; and

•	A decline of approximately 14% attributable to the negative impact from foreign currency translation.

Network development services segment gross margin for the year ended December 31, 2012 increased 35% to $37.6 million. The increase was primarily attributable to the increase in revenue described above.

Selling, General, Administrative and Development Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$85,663	$77,041	$8,622	11%
International	95,579	82,106	13,473	16

Total rental and management	181,242	159,147	22,095	14
Network development services	6,744	7,864	(1,120)	(14)
Other	139,315	121,813	17,502	14

Total selling, general, administrative and development expense	$327,301	$288,824	$38,477	13%

Total selling, general, administrative and development expense (“SG&A”) for the year ended December 31, 2012 increased 13% to $327.3 million. The increase was attributable to an increase in both of our rental and management segments, as well as an increase in our Other SG&A.

Domestic rental and management segment SG&A for the year ended December 31, 2012 increased 11% to $85.7 million. The increase was primarily attributable to the impact of initiatives that we launched during 2011, designed to drive growth and to support a growing portfolio, including increased staffing in field operations, sales and finance and other functions supporting the expansion of our business.

International rental and management segment SG&A for the year ended December 31, 2012 increased 16% to $95.6 million. The increase was primarily attributable to the launch of operations in our new markets as well as our continued investments in international expansion initiatives in foreign operations, partially offset by the reversal of approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved.

Network development services segment SG&A for the year ended December 31, 2012 decreased 14% to $6.7 million. The decrease was primarily attributable to the reversal of bad debt expense upon the receipt of a customer payment for amounts previously reserved, partially offset by higher personnel related costs.

Other SG&A for the year ended December 31, 2012 increased 14% to $139.3 million. The increase was primarily due to a $12.4 million increase in corporate expenses and a $5.1 million increase in SG&A related stock-based compensation expense. The increase in corporate expenses was primarily attributable to incremental employee costs of approximately $8.7 million associated with supporting a growing global organization and a $3.7 million non-recurring state tax expense.

Operating Profit

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Rental and management
Domestic	$1,497,471	$1,313,761	$183,710	14%
International	453,147	338,324	114,823	34

Total rental and management	1,950,618	1,652,085	298,533	18
Network development services	30,896	20,023	10,873	54

Domestic rental and management segment operating profit for the year ended December 31, 2012 increased 14% to $1,497.5 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (14%) as described above, and was partially offset by increases in our domestic rental and management segment SG&A (11%), as described above.

International rental and management segment operating profit for the year ended December 31, 2012 increased 34% to $453.1 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (31%) as described above, and was partially offset by increases in our international rental and management segment SG&A (16%), as described above.

Network development services segment operating profit for the year ended December 31, 2012 increased 54% to $30.9 million. The growth was primarily attributable to the increase in network development services segment gross margin and the decrease in SG&A, as described above.

Depreciation, Amortization and Accretion

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Depreciation, amortization and accretion	$644,276	$555,517	$88,759	16%

Depreciation, amortization and accretion for the year ended December 31, 2012 increased 16% to $644.3 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 19,280 sites since January 1, 2011, which resulted in an increase in property and equipment.

Other Operating Expenses

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other operating expenses	$62,185	$58,103	$4,082	7%

Other operating expenses for the year ended December 31, 2012 increased 7% to $62.2 million. This change was primarily attributable to an increase of approximately $17.0 million in impairment charges and loss on disposal of assets, which included an impairment charge of $10.8 million of one of our outdoor DAS networks, upon the termination of a tenant lease during the year ended December 31, 2012. This increase was partially offset by a decrease of approximately $12.9 million in acquisition related costs and non-recurring consulting and legal costs incurred in 2011 associated with our REIT Conversion.

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$401,665	$311,854	$89,811	29%

Interest expense for the year ended December 31, 2012 increased 29% to $401.7 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1,617.3 million, which was primarily used to fund our recent acquisitions, and an increase in our annualized weighted average cost of borrowing from 5.32% to 5.37%.

Other Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Other expense	$38,300	$122,975	$(84,675)	(69)%

Other expense for the year ended December 31, 2012 decreased 69% to $38.3 million. The decrease was primarily a result of a decline in unrealized currency losses of $96.8 million. During the year ended December 31, 2012, we recorded unrealized foreign currency losses of approximately $34.3 million resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies and other expenses of approximately $4.0 million. During the year ended December 31, 2011, we recorded unrealized foreign currency losses of approximately $131.1 million and other miscellaneous income of $8.1 million.

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Income tax provision	$107,304	$125,080	$(17,776)	(14)%
Effective tax rate	15.3%	24.7%

The income tax provision for the year ended December 31, 2012 decreased 14% to $107.3 million. The effective tax rate (“ETR”) for the year ended December 31, 2012 decreased to 15.3% from 24.7%. This decrease was primarily attributable to our dividend paid deduction and decreased state taxes during the year ended December 31, 2012, partially offset by an increase in foreign taxes and valuation allowance on certain deferred tax assets. The deferred tax assets arose primarily as a result of purchase accounting and existing NOLs, which were generated partly from interest on intercompany debt.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our QRSs and, in addition, we are able to offset income in both our TRSs and QRSs by utilizing our NOLs, subject to specified limitations.

The ETR on income from continuing operations for the years ended December 31, 2012 and 2011 differs from the federal statutory rate primarily due to our expected qualification for taxation as a REIT effective as of January 1, 2012 and to adjustments for foreign items.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Net income	$594,025	$381,840	$212,185	56%
Income on equity method investments	(35)	(25)	10	40
Income tax provision	107,304	125,080	(17,776)	(14)
Other expense	38,300	122,975	(84,675)	(69)
Loss on retirement of long-term obligations	398	—	398	N/A
Interest expense	401,665	311,854	89,811	29
Interest income	(7,680)	(7,378)	302	4
Other operating expenses	62,185	58,103	4,082	7
Depreciation, amortization and accretion	644,276	555,517	88,759	16
Stock-based compensation expense	51,983	47,437	4,546	10

Adjusted EBITDA	$1,892,421	$1,595,403	$297,018	19%

Net income for the year ended December 31, 2012 increased 56% to $594.0 million. The increase was primarily attributable to an increase in our rental and management segments operating profit, as described above, as well as decreases in unrealized foreign currency losses and income tax provision, partially offset by increases in depreciation, amortization and accretion and interest expense.

Adjusted EBITDA for the year ended December 31, 2012 increased 19% to $1,892.4 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin, and was partially offset by an increase in SG&A.

Years Ended December 31, 2011 and 2010 (in thousands, except percentages)

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

Total SG&A for the year ended December 31, 2011 increased 26% to $288.8 million. The increase was primarily attributable to an increase in both of our rental and management segments.

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

The income tax provision for the year ended December 31, 2011 decreased 31% to $125.1 million. The ETR for the year ended December 31, 2011 decreased to 24.7% from 32.8%. The decrease in ETR during the year ended December 31, 2011 is primarily attributable to the impact of our reversal of deferred tax assets and liabilities for assets and liabilities no longer subject to income taxes at the REIT level of $121 million, which was partially offset by an increase in the income tax provision from continuing operations.

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

Liquidity and Capital Resources

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of December 31, 2012, we had approximately $1,103.2 million of total liquidity, comprised of $368.6 million in cash and cash equivalents and the ability to borrow up to $734.6 million, net of any outstanding letters of credit, under our $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit Facility”) and our $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”). In January 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (“3.50% Notes”) and used the net proceeds to partially repay amounts outstanding under the 2011 Credit Facility and 2012 Credit Facility, which increased our total liquidity by $1.0 billion. Summary cash flow information for the years ended December 31, 2012, 2011 and 2010 is set forth below (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used for):
Operating activities	$1,414,391	$1,165,942	$1,020,977
Investing activities	(2,558,385)	(2,790,812)	(1,300,902)
Financing activities	1,170,366	1,086,095	910,330
Net effect of changes in exchange rates on cash and cash equivalents	12,055	(14,997)	6,265

Net increase (decrease) in cash and cash equivalents	$38,427	$(553,772)	$636,670

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations, and tower and land acquisitions. Additionally, we use our cash flows to make distributions of our REIT taxable income in order to maintain our REIT qualification under the Code and fund our stock repurchase program. Our significant financing transactions in 2012 included the following:

•	We increased our borrowing capacity by entering into the 2012 Credit Facility and a $750.0 million unsecured term loan (the “2012 Term Loan”).

•	We completed a registered public offering of $700.0 million aggregate principal amount of 4.70% senior notes due 2022 (the “4.70% Notes”).

•	We repurchased 872,005 shares of our common stock for an aggregate purchase price of $62.7 million, including commissions and fees, pursuant to our stock repurchase program.

As of December 31, 2012, we had total outstanding indebtedness of approximately $8.8 billion. During the year ended December 31, 2012, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions in 2012. We believe cash generated by our operations for the year ending December 31, 2013 will also be sufficient to fund our capital expenditures, our debt service (interest and principal repayments) obligations and REIT distribution requirements for 2013. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by operations, we believe we have sufficient borrowing capacity under our credit facilities to fund our activities. As of December 31, 2012, we had approximately $156.8 million of cash and cash equivalents held by our foreign subsidiaries, of which $63.6 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. In 2012, we declared aggregate distributions of $0.90 per share and made total distributions of $355.6 million to our stockholders. We intend to continue paying regular distributions in 2013. The amount, timing and frequency of distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of this Annual Report under the caption “Dividends” for a discussion of those factors considered.

For more information regarding our financing transactions in 2012, see “—Cash Flows from Financing Activities” below.

Cash Flows from Operating Activities

For the year ended December 31, 2012, cash provided by operating activities was $1,414.4 million, an increase of $248.4 million as compared to the year ended December 31, 2011. This increase was primarily due to an increase in the operating profit of our rental and management segments and an increase in cash provided by working capital. This increase was partially offset by an increase in cash paid for interest and income taxes during the year ended December 31, 2012.

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

Cash Flows from Investing Activities

For the year ended December 31, 2012, cash used for investing activities was $2,558.4 million, a decrease of approximately $232.4 million, as compared to the year ended December 31, 2011. This decrease was primarily attributable to a decrease in acquisition-related activity during the year ended December 31, 2012.

During the year ended December 31, 2012, payments for purchases of property and equipment and construction activities totaled $568.0 million, including $279.0 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 2,360 communications sites and the installation of approximately 600 shared generators domestically, $82.3 million spent to acquire land under our towers that was subject to ground agreements (including leases), $120.0 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and $86.7 million for the redevelopment of existing sites to accommodate new tenant equipment. In addition, during the year ended December 31, 2012, we spent $1,998.0 million to acquire approximately 6,450 communications sites in our served markets, approximately 24 property interests under third-party communications sites in the United States and for the payment of amounts previously recognized in accounts payable or accrued expenses in the consolidated balance sheets for communications sites we acquired in Chile, Colombia, Ghana and South Africa during the year ended December 31, 2011.

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

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our discretionary capital through our annual discretionary capital expenditure program, including land purchases and new site construction and through acquisitions. We expect that our 2013 total capital expenditures will be between approximately $550 million and $650 million, including between $130 million and $140 million for capital improvements and corporate capital expenditures, between $95 and $105 million for the redevelopment of existing communications sites, between $85 million and $105 million for ground lease purchases and between $240 million and $300 million for other discretionary capital projects including the construction of approximately 2,250 to 2,750 new communications sites.

Cash Flows from Financing Activities

For the year ended December 31, 2012, cash provided by financing activities was $1,170.4 million, as compared to $1,086.1 million during the year ended December 31, 2011.

Cash provided by financing activities during the year ended December 31, 2012 was primarily due to (i) borrowings under the 2011 Credit Facility of $890.0 million, (ii) borrowings under the 2012 Credit Facility of $1,692.0 million, (iii) net proceeds from our 2012 Term Loan of $746.4 million, (iv) net proceeds from our registered offering of 4.70% Notes of $693.0 million, (v) proceeds from other long-term borrowings of $177.3 million, (vi) proceeds of $55.4 million from the exercise of stock options and (vii) net contributions from non-controlling interest holders of $52.8 million.

These borrowings were partially offset by repayment of (i) $1.0 billion under our $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), (ii) $700.0 million under the 2012 Credit Facility, (iii) $625.0 million under the 2011 Credit Facility (iv) $325.0 million of term loan commitments (the “2008 Term Loan”), and (v) net short-term borrowings of $55.3 million. In addition, we made distributions to our stockholders in the aggregate of $355.6 million and we paid $62.7 million for the repurchase of our common stock under our stock repurchase program.

For the year ended December 31, 2011, cash provided by financing activities was $1,086.1 million, as compared to cash provided by financing activities of approximately $910.3 million for the year ended December 31, 2010. The $1,086.1 million of cash provided by financing activities during the year ended December 31, 2011 partially relates to borrowings under our Revolving Credit Facility of $925.0 million, net proceeds from our registered offering of the 5.90% senior notes due 2021 (the “5.90% Notes”) of $495.2 million, proceeds from other long-term borrowings of $212.8 million, proceeds from short-term borrowings of $128.1 million, proceeds from stock options, warrants and stock purchase plans of $85.6 million and borrowings under our other credit facilities of $80.0 million. These borrowings were partially offset by payments for the repurchase of our common stock of $437.4 million, which consisted of $426.1 million of stock repurchases under our stock repurchase programs ($423.9 million, including commissions and fees, and a decrease in accrued treasury stock of $2.2 million) and $11.2 million of amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units, repayment of notes payable, amounts outstanding under our credit facilities and capital leases of $395.4 million and distributions to stockholders of $137.8 million in connection with the one-time special cash distribution to our stockholders in December 2011.

Revolving Credit Facility and 2008 Term Loan. On January 31, 2012, we repaid and terminated the Revolving Credit Facility and repaid the 2008 Term Loan with proceeds from borrowings under the 2011 Credit Facility and the 2012 Credit Facility.

2011 Credit Facility. As of December 31, 2012, we had $265.0 million outstanding under the 2011 Credit Facility and had approximately $5.7 million of undrawn letters of credit. On January 8, 2013, we repaid the amount outstanding with net proceeds received from the offering of the 3.50% Notes. We continue to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course.

The 2011 Credit Facility has a term of five years and matures on April 8, 2016. The current margin over London Interbank Offered Rate (“LIBOR”) that we would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the 2011 Credit Facility is 0.350%.

As of February 11, 2013, there were no amounts outstanding under the 2011 Credit Facility.

2012 Credit Facility. On January 31, 2012, we entered into the 2012 Credit Facility. The 2012 Credit Facility has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above LIBOR for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

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

As of December 31, 2012, we had $992.0 million outstanding under the 2012 Credit Facility and had approximately $2.7 million of undrawn letters of credit. On January 8, 2013, we repaid $719.0 million of the amount outstanding with net proceeds received from the offering of the 3.50% Notes and cash on hand. We continue to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

As of February 11, 2013, we had $422.0 million drawn under the 2012 Credit Facility.

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

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.25% to 2.50% above LIBOR for LIBOR based borrowings or between 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. As of December 31, 2012, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

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

As of December 31, 2012, we had $750.0 million outstanding under the 2012 Term Loan.

Colombian Short-Term Credit Facility. The 141.1 billion Colombian Peso (“COP”) denominated short-term credit facility (the “Colombian Short-Term Credit Facility”) was executed by one of our Colombian subsidiaries (“ATC Sitios”), on July 25, 2011, to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. On November 30, 2012, the Colombian Short-Term Credit Facility was repaid in full with proceeds from the Colombian Long-Term Credit Facility, described below.

Colombian Long-Term Credit Facility. On October 19, 2012, ATC Sitios entered into a loan agreement for a COP denominated long-term credit facility (the “Colombian Long-Term Credit Facility”), which it used to refinance the Colombian Short-Term Credit Facility on November 30, 2012.

The Colombian Long-Term Credit Facility generally matures on November 30, 2020, subject to earlier maturity as a result of any mandatory prepayments. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Long-Term Credit Facility may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Under the terms of the Colombian Long-Term Credit Facility, ATC Sitios paid the lenders a one-time structuring fee and upfront fee of 2.9 billion COP (approximately $1.6 million), including value added tax. Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 5% above the quarterly advanced Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period (as defined in the loan agreement). The interest rate in effect at December 31, 2012 was 9.10%.

The Colombian Long-Term Credit Facility is secured by, among other things, liens on towers owned by ATC Sitios. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the Colombian Long-Term Credit Facility for the first four years of the loan, and seventy-five percent thereafter. Accordingly, ATC Sitios entered into interest rate swap agreements with an aggregate notional value of 101.3 billion COP (approximately $57.3 million) with certain of the lenders under the Colombian Long-Term Credit Facility on December 5, 2012.

As of December 31, 2012, 135.0 billion COP (approximately $76.3 million) were outstanding under the Colombian Long-Term Credit Facility. As of December 31, 2012, the interest rate, after giving effect to the interest rate swap agreements, was 10.36%.

Colombian Bridge Loans. In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P., another of our Colombian subsidiaries entered into five COP denominated bridge loans. As of December 31, 2012, the aggregate principal amount outstanding under these bridge loans was 94.0 billion COP (approximately $53.2 million). As of December 31, 2012, the bridge loans had an interest rate of 7.99% and mature on June 22, 2013.

Colombian Loan. In connection with the establishment of our joint venture with Millicom International Cellular S.A. (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt of American Tower. As of December 31, 2012, an aggregate of $19.2 million was payable to the Millicom Subsidiary.

South African Facility. Our 1.2 billion South African Rand (“ZAR”) denominated credit facility (“South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C (Pty) Limited by our local South African subsidiaries (“SA Borrower”). The South African Facility is secured by, among other things, liens on towers owned by one of our South African subsidiaries. On August 8, 2012 and September 14, 2012, we borrowed an additional 123.0 million ZAR (approximately $15.1 million) and 24.2 million ZAR (approximately $2.9 million), respectively. The South African Facility generally matures on March 31, 2020, subject to earlier maturity resulting from repayment increases tied either to SA Borrower’s excess cash flows or permitted distributions to SA Borrower’s parent. Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a rate equal to 3.75% per annum, plus the three month Johannesburg Interbank Agreed Rate (“JIBAR”). The interest rate in effect at December 31, 2012 was 8.88%. We entered into interest rate swap agreements to manage our exposure to variability in interest rates. As of December 31, 2012, 834.3 million ZAR (approximately $98.5 million) was outstanding under the South African Facility, and after giving effect to the interest rate swap agreements, the facility accrues interest at a weighted average rate of 9.84%.

Ghana Loan. In connection with the establishment of our joint venture with MTN Group Limited (“MTN Group”) and acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with our wholly owned subsidiary (“ATC Ghana Subsidiary”) and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Ghana Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Ghana. The Ghana Loan accrues interest at 9.0% and matures on May 4,

2016. The portion of the loans made by the ATC Ghana Subsidiary is eliminated in consolidation and the portion of the loans made by the MTN Ghana Subsidiary is reported as outstanding debt of American Tower. As of December 31, 2012, an aggregate of $131.0 million was payable to the MTN Ghana Subsidiary.

Uganda Loan. In connection with the establishment of our joint venture with MTN Group and acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of American Tower, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Uganda Subsidiary”), and a wholly owned subsidiary of MTN Group (the “MTN Uganda Subsidiary”), as the lenders. The Uganda Loan matures on June 29, 2019 and accrues interest at 5.30% above LIBOR, reset annually, which as of December 31, 2012 was 6.368%. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of American Tower. As of December 31, 2012, an aggregate of $61.0 million was payable to the MTN Uganda Subsidiary.

Senior Notes Offerings. On March 12, 2012, we completed a registered public offering of $700.0 million aggregate principal amount of our 4.70% Notes. The net proceeds to us from the offering were approximately $693.0 million, after deducting commissions and expenses. We used the net proceeds to repay a portion of the outstanding indebtedness incurred under the 2011 Credit Facility and the 2012 Credit Facility, which had been used to fund recent acquisitions.

On January 8, 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of our 3.50% Notes. The net proceeds to us from the offering were approximately $983.4 million, after deducting commissions and expenses. We used $265.0 million of the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and $718.4 million to partially repay a portion of the outstanding indebtedness under the 2012 Credit Facility.

The 4.70% Notes mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15. We began making interest payments on the 4.70% Notes on September 15, 2012. The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year. We will begin making interest payments on the 3.50% Notes on July 31, 2013. We may redeem the 4.70% Notes or the 3.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the 4.70% Notes began to accrue on March 12, 2012 and interest on the 3.50% Notes began to accrue on January 8, 2013, and each is computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control and ratings decline (each as defined in the indentures governing the 4.70% Notes and the 3.50% Notes), we will be required to offer to repurchase all of the 4.70% Notes and 3.50% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. Each of the 4.70% Notes and the 3.50% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The indentures contain certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the indentures.

Stock Repurchase Program. In March 2011, our Board of Directors approved the 2011 Buyback, pursuant to which we are authorized to purchase up to $1.5 billion of common stock.

During the year ended December 31, 2012, we repurchased 872,005 shares of our common stock for an aggregate of $62.7 million, including commissions and fees, pursuant to the 2011 Buyback. As of December 31, 2012, we had repurchased a total of approximately 4.3 million shares of our common stock under the 2011 Buyback for an aggregate of $243.9 million, including commissions and fees.

Between January 1, 2013 and January 21, 2013, we repurchased an additional 15,790 shares of our common stock for an aggregate of $1.2 million, including commissions and fees, pursuant to the 2011 Buyback. As of January 21, 2013, we had repurchased a total of approximately 4.3 million shares of our common stock under the 2011 Buyback for an aggregate of $245.2 million, including commissions and fees.

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

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2012, we received an aggregate of $55.4 million in proceeds from sales of shares pursuant to our employee stock purchase plan and upon exercises of stock options.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During the year ended December 31, 2012, we paid an aggregate of $355.6 million in regular cash distributions to our stockholders, which included our fourth quarter distribution of approximately $94.8 million to stockholders of record at the close of business on December 17, 2012. For detail on the other regular cash distributions paid to our stockholders during 2012, see Item 5 of this Annual Report under the caption “Dividends.”

We will accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which will be payable upon vesting. As of December 31, 2012, we had accrued $0.7 million of distributions payable upon the vesting of restricted stock units.

Contractual Obligations. Our contractual obligations relate primarily to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in our May 2007 securitization transaction (the “Securitization”), borrowings under our credit facilities, our outstanding notes and our operating leases related to the ground under our towers. The following table sets forth information relating to our contractual obligations payable in cash as of December 31, 2012 (in thousands):

Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Commercial Mortgage Pass-Through Certificates, Series 2007-1(1)	$—	$1,750,000	$—	$—	$—	$—	$1,750,000
2011 Credit Facility(2)	—	—	—	265,000	—	—	265,000
2012 Credit Facility(2)	—	—	—	—	992,000	—	992,000
2012 Term Loan	—	—	—	—	750,000	—	750,000
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes(3)	—	—	—	—	67,000	129,000	196,000
Colombian Long-Term Credit Facility(4)	—	763	3,054	10,689	12,216	49,625	76,347
Colombian Bridge Loans(5)	53,169	—	—	—	—	—	53,169
Colombian Loan(6)	—	—	—	—	—	19,176	19,176
South African Facility(7)	2,461	5,957	11,322	15,753	17,722	45,241	98,456
Ghana Loan(6)	—	—	—	130,951	—	—	130,951
Uganda Loan(6)	—	—	—	—	—	61,023	61,023
4.625% senior notes	—	—	600,000	—	—	—	600,000
7.00% senior notes	—	—	—	—	500,000	—	500,000
4.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
7.25% senior notes	—	—	—	—	—	300,000	300,000
5.05% senior notes	—	—	—	—	—	700,000	700,000
5.90% senior notes	—	—	—	—	—	500,000	500,000
4.70% senior notes	—	—	—	—	—	700,000	700,000

Long-term obligations, excluding capital leases	55,630	1,756,720	614,376	422,393	2,338,938	3,504,065	8,692,122
Cash interest expense	398,000	342,000	295,000	284,000	214,000	448,000	1,981,000
Capital lease payments (including interest)	8,242	7,316	5,377	5,485	4,897	164,520	195,837

Total debt service obligations	461,872	2,106,036	914,753	711,878	2,557,835	4,116,585	10,868,959

Operating lease payments(8)	364,427	352,624	343,478	328,826	317,533	2,878,866	4,585,754
Other non-current liabilities(9)(10)	506	21,895	4,967	18,690	1,632	1,541,956	1,589,646

Total	$826,805	$2,480,555	$1,263,198	$1,059,394	$2,877,000	$8,537,407	$17,044,359

(1)	Anticipated repayment date; final legal maturity date is April 2037.

(2)	On January 8, 2013, we repaid $265.0 million outstanding under our 2011 Credit Facility and $719.0 million outstanding under our 2012 Credit Facility with proceeds from the 3.50% Notes and cash on hand.

(3)	The Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes were assumed by us in connection with the Unison Acquisition, and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.

(4)	The Colombian Long-Term Credit Facility is denominated in Colombian Pesos.

(5)	The Colombian Bridge Loans are denominated in Colombian Pesos. The maturity dates may be extended from time to time.

(6)	Denominated in U.S. Dollars.

(7)	The South African Facility is denominated in South African Rand.

(8)	Operating lease payments include payments to be made under non-cancellable initial terms, as well as payments for certain renewal periods at our option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that we will renew the lease.

(9)	Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(10)	Other non-current liabilities exclude $34.3 million of liabilities for unrecognized tax positions and $28.7 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Interest Rate Swap Agreements. As of December 31, 2012, we held ten interest rate swap agreements, all of which have been designated as cash flow hedges, and which had an aggregate notional amount of $107.3 million, interest rates ranging from 5.78% to 7.25% and expiration dates through November 2020.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management operations as of the end of 2012 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan. The loan agreements for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of December 31, 2012, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended December 31, 2012, we could incur approximately $2.5 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $412 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended December 31, 2012, we could incur approximately $3.4 billion of additional Senior Secured Debt and still remain in compliance with this ratio, (effectively, however, this ratio would be limited to $2.5 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.1 billion and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended December 31, 2012, our interest expense, which was $391 million for that period, could increase by approximately $356 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $891 million and we would still remain in compliance with this ratio.

The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for our credit facilities would not only prevent us from being able to borrow additional funds under these credit facilities, but would constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for the credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to the Securitization. The loan agreement related to the Securitization involves assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company (the “Borrowers”), through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of December 31, 2012, 5,278 broadcast and wireless communications towers are owned by the two special purpose subsidiaries.

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

Under the terms of the Securitization loan agreement, the loan will be paid solely from the cash flows generated by the towers subject to the Securitization, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Securitization loan. The Borrowers are required to make monthly payments of interest on the Securitization loan. On a monthly basis, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the Securitization loan, referred to as excess cash flow, is to be released to the Borrowers for distribution to us. During the year ended December 31, 2012, the Borrowers distributed excess cash to us of approximately $576.8 million.

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

As of December 31, 2012, the Borrowers’ DSCR was 3.89x. Based on the Borrowers’ net cash flow for the calendar quarter ended December 31, 2012 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Securitization loan, the Borrowers could endure a reduction of approximately $211.3 million in net cash flow before triggering a Cash Trap DSCR, and approximately $240.9 million in net cash flow before triggering an Amortization Period.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, accounting for acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2012. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

•

Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets, including intangibles, for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable. We review our tower portfolio and network location intangible assets for indications of impairment at the lowest level of identifiable cash flows, typically at an individual tower basis. Possible indicators include a tower not having current tenant leases or having expenses in excess of revenues. A cash flow modeling approach is utilized to assess recoverability and incorporates, among other items, the tower location, the tower location demographics, the timing of additions of new tenants, lease rates and estimated length of tenancy and ongoing cash requirements. To the extent that cash flows generated under this approach are not sufficient to recover the carrying value of the towers, an impairment charge is recognized for the towers and network location intangible assets. We record any related impairment charge in the period in which we identify such impairment.

We monitor our customer-related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. We assess recoverability by determining whether the carrying value of the customer-related intangible assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of the customer-related intangible asset may not be recoverable, we measure any impairment based on the fair value of the asset as determined by the projected future discounted cash flows to be provided from the asset, as compared to the asset’s carrying value. We record any related impairment charge in the period in which we identify such impairment.

•

Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Goodwill is recorded in our domestic and international rental and management segments and network development services segment. We utilize the two step impairment test when testing goodwill for impairment. When conducting this test, we employ a discounted cash flow analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. Under the first step of this test, we compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the year ended December 31, 2012, no potential impairment was identified under the first step of the test. The fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin; except for two reporting units, whose fair value exceed the carrying value by approximately $87.2 million. For these two reporting units, we performed a sensitivity analysis on our significant assumptions and determined that none of the following negative changes in our assumptions individually, which we determined to be reasonable, would impact our conclusions:

•	A 5% reduction in projected net income, or a 110 basis point increase in the weighted average cost of capital, or a 15% reduction in terminal sales growth rate.

The goodwill recorded in these two reporting units approximated $41.9 million as of December 31, 2012, and is the result of recently completed acquisitions. Accordingly, the sensitivity of projections to changes in the various assumptions is due, in part, to the timing of the underlying acquisitions(s), current levels of cash flows and amounts of cash flows generated in excess of the planned amounts. Due to the proximity of the acquisition date to the measurement date, the fair value of intangible assets and goodwill used to test for impairment is in line with the fair value used to initially measure the business.

•

Asset Retirement Obligations: We recognize asset retirement obligations associated with our obligation to retire tangible long-lived assets and the related asset retirement costs, which are principally obligations to remediate leased land on which certain of our tower assets are located, in the period in which they are incurred, if a reasonable estimate of a fair value can be made, and we accrete such liability through the obligation’s estimated settlement date. The associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives or captured as a component of purchase accounting.

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $6.6 million during the year ended December 31, 2012. The change in 2012 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounted future cash flows, and periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Acquisitions: For those acquisitions that meet the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For those transactions that do not meet the definition of a business combination, we allocate the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer-related and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future customer cash flows, including rate and terms of renewal and attrition. The determination of the final purchase price and acquisition-date fair values of the identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized.

•

Revenue Recognition: Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectability is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Total rental and management straight-line revenues for the years ended December 31, 2012, 2011 and 2010 approximated $165.8 million, $144.0 million and $105.2 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the consolidated balance sheets until the criteria for recognition has been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, and approximately 51% of our revenues are derived from four tenants in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of our borrowers and tenants. In recognizing customer revenue we must assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectability of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

•

Rent Expense: Many of the leases underlying our tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. We calculate straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears to be reasonably assured. Certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, we calculate our straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation. In addition to the straight-line ground rent expense recorded, we also record an associated straight-line rent liability in other non-current liabilities in the accompanying consolidated balance sheets. Leases may contain complex terms that often are subject to interpretation.

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

•

Income Taxes: We will elect to be taxed as a REIT under the Code effective January 1, 2012, and will generally not be subject to federal and state income taxes on our QRSs’ taxable income that we distribute to our stockholders provided we meet certain organization and operating requirements. However, even as a REIT, we will remain obligated to pay income taxes on earnings from our TRS assets. In addition, our international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for book purposes differs from the timing of recognition for tax purposes, deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate. At December 31, 2011, we reversed deferred tax assets and liabilities related to our REIT activities as a result of a reduction of the expected tax rate. As a REIT, we will not pay federal income tax on our QRSs, because a dividends paid deduction will be available to offset our taxable income. Additionally, we will be permitted to use NOLs to offset our REIT taxable income. We do not expect to pay federal taxes on our REIT taxable income.

We periodically review our deferred tax assets, and we record a valuation allowance to reduce our net deferred tax asset to the amount that management believes is more likely than not to be realized. As of December 31, 2012, we have provided a valuation allowance of approximately $95.6 million on deferred tax assets for certain of our subsidiaries, which primarily relates to foreign NOLs. We have not provided a valuation allowance for the remaining deferred tax asset, primarily our foreign and federal NOLs related to other TRS entities, as we believe that we will have sufficient taxable income to realize these NOLs during the applicable carryforward period. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The recoverability of our U.S. federal net deferred tax asset has been assessed utilizing projections based on our current operations. Accordingly, the recoverability of our net deferred tax asset is not dependent on material asset sales or other non-routine transactions. Based on our current outlook of future taxable income during the carryforward period, management believes that our net deferred tax asset will be realized. If we are unable to generate sufficient taxable income in the future, we will be required to reassess our deferred tax assets and consider an adjustment to our valuation allowances.

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

We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. We believe that the amount of the change could range from zero to $1.3 million. As of December 31, 2012, we have classified approximately $34.3 million of reserves for uncertain tax positions as other non-current liabilities in the consolidated balance sheet. We also classified approximately $28.7 million of accrued income tax-related interest and penalties as other non-current liabilities in the consolidated balance sheet as of December 31, 2012.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws, regulations and administrative practices in a multitude of jurisdictions across our operations.

From time to time, we are subject to examination by various tax authorities in jurisdictions in which we have significant business operations, and we regularly assess the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. We believe that adequate provisions have been made for income taxes for all periods through December 31, 2012.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $101 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Should we decide to repatriate the foreign earnings, we may have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside of the United States.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of December 31, 2012 and 2011 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the tables present principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate caps and swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of December 31, 2012

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$57,570	$1,752,323	$601,517	$132,280	$568,139	$3,394,758	$6,506,587	$7,120,522
Average Interest Rate(a)	7.82%	5.61%	4.63%	8.99%	6.81%	5.28%
Variable Rate Debt(a)	$2,461	$6,720	$14,377	$291,442	$1,771,938	$155,890	$2,242,828	$2,239,053

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of December 31, 2012 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Notional Amount	$1,250	$3,597	$8,040	$16,016	$18,161	$60,192	$107,256	$5,442
Fixed Rate Debt(b)							10.78%

As of December 31, 2011

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate Debt(c)	$101,816	$2,231	$1,751,555	$600,462	$127,960	$3,235,851	$5,819,875	$6,064,783
Average Interest Rate(c)	7.08%	5.00%	5.61%	4.63%	9.00%	5.66%
Variable Rate Debt(c)					$625,000	$784,920	$1,409,920	$1,396,670

(a)	As of December 31, 2012, variable rate debt consisted of our 2011 Credit Facility ($265.0 million), which matures on April 8, 2016, our 2012 Credit Facility ($992.0 million), which matures on January 31, 2017 and our 2012 Term Loan ($750.0 million), which matures on June 29, 2017. Variable rate debt also includes $98.5 million of indebtedness outstanding under the South African Facility, which amortizes through March 31, 2020, $61.0 million of indebtedness under the Uganda Loan, which matures on June 29, 2019 and $76.3 million of indebtedness under the Colombian Long-Term Credit Facility, which amortizes through November 30, 2020. As of December 31, 2012, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); Unison Notes ($196.0 million principal amount due at maturity, the balance as of December 31, 2012 was $207.2 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of December 31, 2012 was $296.3 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of December 31, 2012 was $599.6 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of December 31, 2012 was $699.3 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of December 31, 2012 was $999.4 million); the 5.90% Notes ($500.0 million principal amount due at maturity, the balance as of December 31, 2012 was $499.4 million); the 4.70% Notes ($700.0 million principal amount due at maturity, the balance as of December 31, 2012 was $698.8 million), and other debt of $260.6 million (including the Colombian Bridge Loans, Colombian Loan and Ghana Loan and other debt including capital leases). Interest on the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at December 31, 2012 for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 1.92%. For the year ended December 31, 2012, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 1.82%. Interest on the South African Facility is payable in accordance with the applicable JIBAR agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at December 31, 2012, after giving effect to our interest rate swap agreements in South Africa, was 9.84%. Interest on the Colombian Long-Term Credit Facility is payable in accordance with the applicable IBR agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at December 31, 2012, after giving effect to our interest rate swap agreements in Colombia, was 10.36%. Interest on the Uganda Loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda Loan accrued interest at 6.368% at December 31, 2012.

(b)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

(c)	As of December 31, 2011, variable rate debt consisted of our Revolving Credit Facility ($1.0 billion drawn) and the 2008 Term Loan ($325.0 million) included above which originally matured on June 8, 2012, but we repaid on January 31, 2012 with $625.0 million in proceeds from the 2011 Credit Facility, which matures on April 8, 2016, and $700 million in proceeds from the 2012 Credit Facility, which matures on January 31, 2017. Variable rate debt also includes $84.9 million of indebtedness outstanding under our South African Facility which matures on March 31, 2020. As of December 31, 2011, fixed rate debt consisted of: the Certificates issued in the Securitization ($1.75 billion); Unison Notes ($196.0 million principal amount due at maturity, the balance as of December 31, 2011 was $209.3 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of December 31, 2011 was $295.8 million); the 7.00% senior notes due 2017 ($500.0 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of December 31, 2011 was $599.5 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of December 31, 2011 was $699.3 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of December 31, 2011 was $999.3 million); the 5.90% Notes ($500.0 million principal amount due at maturity, the balance as of December 31, 2011 was $499.3 million); and other debt of $273.9 million (including the Colombian Bridge Loan, Colombian Short-Term Credit Facility and Ghana Loan). Interest on the Revolving Credit Facility and the 2008 Term Loan was payable in accordance with the applicable LIBOR agreement or quarterly and accrued at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted-average interest rate in effect at December 31, 2011 for the Revolving Credit Facility and the 2008 Term Loan was 0.95%. For the year ended December 31, 2011, the weighted average interest rate under the Revolving Credit Facility and the 2008 Term Loan was 1.71%.

As of December 31, 2012, we held ten interest rate swap agreements, all of which have been designated as cash flow hedges, and which had an aggregate notional amount of $107.3 million, interest rates ranging from 5.78% to 7.25% and expiration dates through November 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2012, was comprised of $265.0 million under the 2011 Credit Facility, $992.0 million under the 2012 Credit Facility, $750.0 million under the 2012 Term Loan, $61.0 million under the Uganda Loan, $48.5 million under the South African Facility after giving effect to our interest rate swap agreements in South Africa and $19.1 million under the Colombian Long-Term Credit Facility after giving effect to our interest rate swap agreements in Colombia. A 10% increase in current interest rates would result in an additional $4.8 million of interest expense for the year ended December 31, 2012.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity and as a component of comprehensive income (loss). We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations.

For the year ended December 31, 2012, approximately 30% of our revenues and approximately 39% of our operating expenses were denominated in foreign currencies, as compared to 26% and 34% respectively, during the same period in 2011.

We have performed sensitivity analyses assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2012 and 2011. As of December 31, 2012, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 5%. As of December 31, 2011, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 4%.

As of December 31, 2012, we have incurred a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $188.8 million of unrealized gains or losses that would be included in other (expense) income in our consolidated statements of operations for the year ended December 31, 2012.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2013

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 26, 2013 are set forth below:

James D. Taiclet, Jr.	52	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	54	Executive Vice President, Chief Financial Officer and Treasurer
Edmund DiSanto	60	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	49	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	51	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr.	49	Senior Vice President, Finance and Corporate Controller
Amit Sharma	62	Executive Vice President and President, Asia

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot. He holds a Masters Degree in Public Affairs from Princeton University, where he was awarded a Fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet serves on the Board of Trustees of Brigham and Women’s Healthcare, Inc., in Boston, Massachusetts. He is also a member of the Corporate Advisory Board of the Boston Club.

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

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed our Executive Vice President and President, U.S. Tower Division. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. In October 2010, Mr. Marshall was appointed a director of PCIA–The Wireless Infrastructure Association. In April 2011, Mr. Marshall was appointed a director of Competitive Carriers Association. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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

Amit Sharma is our Executive Vice President and President, Asia. Mr. Sharma joined us in September 2007. Prior to joining us, since 1992, Mr. Sharma worked at Motorola, where he led country teams in India and Southeast Asia, including as Country President, India and as Head of Strategy, Asia-Pacific. Mr. Sharma also served on Motorola’s Asia Pacific Board and was a member of its senior leadership team. Mr. Sharma also worked at GE Capital, serving as Vice President, Strategy and Business Development, and prior to that, with McKinsey, New York, serving as a core member of the firm’s Electronics and Marketing Practices. Mr. Sharma earned his M.B.A. degree in International Business from the Wharton School, University of Pennsylvania, where he was on the Dean’s List and the Director’s Honors List. Mr. Sharma also holds an MS in Computer Science from the Moore School, University of Pennsylvania, and a Bachelor of Technology in Mechanical Engineering from the Indian Institute of Technology.

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

2. Financial Statement Schedules. American Tower Corporation and Subsidiaries Schedule III – Schedule of Real Estate and Accumulated Depreciation is filed herewith in response to this Item.

3. Exhibits. See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2013.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/S/ THOMAS A. BARTLETT Thomas A. Bartlett	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2013

/S/ ROBERT J. MEYER, JR. Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 26, 2013

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 26, 2013

/S/ RONALD M. DYKES Ronald M. Dykes	Director	February 26, 2013

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 26, 2013

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 26, 2013

/S/ JOANN A. REED JoAnn A. Reed	Director	February 26, 2013

/S/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 26, 2013

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 26, 2013

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	February 26, 2013

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 26, 2013

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$368,618	$330,191
Restricted cash	69,316	42,215
Short-term investments and available-for-sale securities	6,018	22,270
Accounts receivable, net	136,971	100,610
Prepaid and other current assets	222,851	250,273
Deferred income taxes	25,754	29,596

Total current assets	829,528	775,155

PROPERTY AND EQUIPMENT, net	5,789,995	4,981,722
GOODWILL	2,912,046	2,676,290
OTHER INTANGIBLE ASSETS, net	3,115,053	2,495,053
DEFERRED INCOME TAXES	213,518	209,031
DEFERRED RENT ASSET	776,201	609,529
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	452,788	495,615

TOTAL	$14,089,129	$12,242,395

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$89,578	$215,931
Accrued expenses	286,962	305,538
Distributions payable	189	—
Accrued interest	71,271	65,729
Current portion of long-term obligations	60,031	101,816
Unearned revenue	124,147	92,483

Total current liabilities	632,178	781,497

LONG-TERM OBLIGATIONS	8,693,345	7,134,492
ASSET RETIREMENT OBLIGATIONS	435,724	344,180
OTHER NON-CURRENT LIABILITIES	643,701	572,084

Total liabilities	10,404,948	8,832,253

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value, 1,000,000,000 shares authorized, 395,963,218 and 393,642,079 shares issued, and 395,091,213 and 393,642,079 shares outstanding, respectively	3,959	3,936
Additional paid-in capital	5,012,124	4,903,800
Distributions in excess of earnings	(1,196,907)	(1,477,899)
Accumulated other comprehensive loss	(183,347)	(142,617)
Treasury stock (872,005 and 0 shares at cost, respectively)	(62,728)	—

Total American Tower Corporation equity	3,573,101	3,287,220
Noncontrolling interest	111,080	122,922

Total equity	3,684,181	3,410,142

TOTAL	$14,089,129	$12,242,395

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Rental and management	$2,803,490	$2,386,185	$1,936,373
Network development services	72,470	57,347	48,962

Total operating revenues	2,875,960	2,443,532	1,985,335

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $793, $1,105 and $0, respectively)	686,681	590,272	447,629
Network development services (including stock-based compensation expense of $968, $1,224 and $0, respectively)	35,798	30,684	26,957
Depreciation, amortization and accretion	644,276	555,517	460,726
Selling, general, administrative and development expense (including stock-based compensation expense of $50,222, $45,108, and $52,555, respectively)	327,301	288,824	229,769
Other operating expenses	62,185	58,103	35,876

Total operating expenses	1,756,241	1,523,400	1,200,957

OPERATING INCOME	1,119,719	920,132	784,378

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,485, $1,474, and $1,487, respectively	14,258	14,214	14,212
Interest income	7,680	7,378	5,024
Interest expense	(401,665)	(311,854)	(246,018)
Loss on retirement of long-term obligations	(398)	—	(1,886)
Other (expense) income (including unrealized foreign currency (losses) gains of $(34,330), $(131,053) and $4,792, respectively)	(38,300)	(122,975)	315

Total other expense	(418,425)	(413,237)	(228,353)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	701,294	506,895	556,025
Income tax provision	(107,304)	(125,080)	(182,489)
Income on equity method investments	35	25	40

INCOME FROM CONTINUING OPERATIONS	594,025	381,840	373,576
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION OF $0, $0 AND $19, RESPECTIVELY	—	—	30

NET INCOME	$594,025	$381,840	$373,606
Net loss (income) attributable to noncontrolling interest	43,258	14,622	(670)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$637,283	$396,462	$372,936

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC:
Income from continuing operations attributable to American Tower Corporation	$1.61	$1.00	$0.93
Income from discontinued operations attributable to American Tower Corporation	—	—	—

Net income attributable to American Tower Corporation	$1.61	$1.00	$0.93

DILUTED:
Income from continuing operations attributable to American Tower Corporation	$1.60	$0.99	$0.92
Income from discontinued operations attributable to American Tower Corporation	—	—	—

Net income attributable to American Tower Corporation	$1.60	$0.99	$0.92

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	394,772	395,711	401,152

DILUTED	399,287	400,195	404,072

DISTRIBUTIONS DECLARED PER SHARE	$0.90	$0.35	$—

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$594,025	$381,840	$373,606
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $905, $1,334 and $6,046, respectively	(5,315)	1,977	9,496
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $208, $74 and $75, respectively	1,132	225	118
Net unrealized (loss) gain on available-for-sale securities, net of taxes of $0, $65 and $4, respectively	—	(104)	7
Reclassification of unrealized losses on available-for-sale securities to net income	495	—	—
Foreign currency translation adjustments, net of taxes of $7,677, $1,702 and $3,541, respectively	(58,387)	(187,466)	41,081
Reclassifications due to REIT Conversion	—	(1,752)	—

Other comprehensive (loss) income	(62,075)	(187,120)	50,702

Comprehensive income	531,950	194,720	424,308

Comprehensive loss (income) attributable to non-controlling interest	64,603	21,072	(670)

Comprehensive income attributable to American Tower Corporation	$596,553	$215,792	$423,638

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive (Loss) Income	Earnings (Distributions) in Excess of Distributions (Earnings)	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2010	479,703,633	$4,797	(78,106,649)	$(2,961,177)	$8,393,643	$(12,649)	$(2,109,532)	$3,043	$3,318,125

Stock-based compensation related activity	4,646,904	46	—	—	174,031	—	—	—	174,077
Issuance of common stock upon exercise of warrants	1,631,061	16	—	—	6,843	—	—	—	6,859
Issuance of common stock—Stock Purchase Plan	75,354	1	—	—	2,576	—	—	—	2,577
Treasury stock activity	—	—	(9,273,069)	(420,789)	—	—	—	—	(420,789)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	9,496	—	—	9,496
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	118	—	—	118
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	7	—	—	7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	41,081	—	—	41,081
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(599)	(599)
Net income	—	—	—	—	—	—	372,936	670	373,606

BALANCE, DECEMBER 31, 2010	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	3,033,698	30	—	—	128,128	—	—	—	128,158
Issuance of common stock—Stock Purchase Plan	79,049	1	—	—	3,522	—	—	—	3,523
Treasury stock activity	—	—	(8,147,902)	(423,932)	—	—	—	—	(423,932)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	1,977	—	—	1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	225	—	—	225
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	(104)	—	—	(104)
Reclassifications due to REIT Conversion	—	—	—	—	—	(1,752)	—	—	(1,752)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(181,016)	—	(6,450)	(187,466)
Retirement of treasury stock	(95,527,620)	(955)	95,527,620	3,805,898	(3,804,943)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	141,387	141,387
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(507)	(507)
Dividends/distributions declared	—	—	—	—	—	—	(137,765)	—	(137,765)
Net income	—	—	—	—	—	—	396,462	(14,622)	381,840

BALANCE, DECEMBER 31, 2011	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	2,233,390	22	—	—	103,798	—	—	—	103,820
Issuance of common stock—Stock Purchase Plan	87,749	1	—	—	4,526	—	—	—	4,527
Treasury stock activity	—	—	(872,005)	(62,728)	—	—	—	—	(62,728)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(4,733)	—	(582)	(5,315)
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	998	—	134	1,132
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(37,490)	—	(20,897)	(58,387)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	53,341	53,341
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(580)	(580)
Dividends/distributions declared	—	—	—	—	—	—	(356,291)	—	(356,291)
Net income	—	—	—	—	—	—	637,283	(43,258)	594,025

BALANCE, DECEMBER 31, 2012	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$594,025	$381,840	$373,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	644,276	555,517	460,726
Stock-based compensation expense	51,983	47,437	52,555
Income taxes related to discontinued operations	—	—	(19)
(Increase) decrease in restricted cash	(26,500)	11,867	(4,941)
Loss (gain) on investments, unrealized foreign currency (gain) loss and other non-cash (income) expense	60,002	149,191	5,085
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	34,280	17,412	16,652
Amortization of deferred financing costs, debt discounts and other non-cash interest	11,090	13,092	9,408
Provision for losses on accounts receivable	(4,155)	7,101	4,188
Deferred income taxes	29,300	56,852	188,327
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(43,679)	(28,857)	(18,974)
Prepaid and other assets	84,640	(43,659)	(48,834)
Deferred rent asset	(164,219)	(143,994)	(105,226)
Accounts payable and accrued expenses	21,880	84,699	1,603
Accrued interest	25,031	23,360	16,633
Unearned revenue	68,015	(6,351)	44,382
Deferred rent liability	33,707	30,952	22,269
Other non-current liabilities	(5,285)	9,483	3,537

Cash provided by operating activities	1,414,391	1,165,942	1,020,977

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(568,048)	(523,015)	(346,664)
Payments for acquisitions, net of cash acquired	(1,997,955)	(2,320,673)	(899,606)
Proceeds from sales of short-term investments, available-for-sale securities and other long-term assets	374,682	69,971	21,722
Payments for short-term investments	(352,306)	(42,590)	(52,197)
Deposits, restricted cash and other	(14,758)	25,495	(24,157)

Cash used in investing activities	(2,558,385)	(2,790,812)	(1,300,902)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of) proceeds from short-term borrowings, net	(55,264)	128,121	—
Borrowings under credit facilities	2,582,000	1,005,014	500,562
Proceeds from issuance of senior notes	698,670	499,290	1,698,370
Proceeds from term loan credit facility	750,000	—	—
Proceeds from other long-term borrowings	177,299	212,783	—
Repayments of notes payable, credit facilities and capital leases	(2,658,566)	(395,384)	(983,737)
Contributions from (distribution to) noncontrolling interest holders, net	52,761	140,880	(599)
Purchases of common stock	(62,728)	(437,402)	(430,618)
Proceeds from stock options, warrants and Stock Purchase Plan	55,441	85,642	138,508
Distributions	(355,574)	(137,765)	—
Deferred financing costs and other financing activities	(13,673)	(15,084)	(12,156)

Cash provided by financing activities	1,170,366	1,086,095	910,330

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	12,055	(14,997)	6,265
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,427	(553,772)	636,670
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	330,191	883,963	247,293

CASH AND CASH EQUIVALENTS, END OF YEAR	$368,618	$330,191	$883,963

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications real estate in the United States, Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. The Company began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

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

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include its network development services segment. In addition, the Company has included its international operations and managed networks business within its TRSs. The Company is currently considering changing the election of one or more of its previously designated TRSs, which hold certain of its international operations, to be treated as qualified REIT subsidiaries or other disregarded entities (“QRSs”), and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs.

As a REIT, the Company generally will not be subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from leasing towers. However, even as a REIT, the Company will remain obligated to pay income taxes on earnings from its TRS assets. In addition, the Company’s international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.

Changes in Presentation—Changes have been made to the presentation of the Company’s consolidated statements of equity for the years ended December 31, 2011 and 2010 to be consistent with the current year presentation. Specifically, other comprehensive income was previously reported in the aggregate, but the individual components are now reported separately in the consolidated statements of equity.

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

The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and approximately 51% of its revenues is derived from four customers. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the credit worthiness of its borrowers and tenants. In recognizing customer revenue, the Company must assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general, administrative and development expense in the accompanying consolidated statement of operations.

Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as tenants in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Balance as of January 1	$24,412	$22,505	$28,520
Current year increases	8,028	17,008	16,219
Write-offs, net of recoveries and other	(12,034)	(15,101)	(22,234)

Balance as of December 31	$20,406	$24,412	$22,505

Functional Currency—As a result of changes to the organizational structure of the Company’s subsidiaries in Latin America in 2010, the Company determined that effective January 1, 2010, the functional currency of its foreign subsidiary in Brazil is the Brazilian Real. From that point forward, all assets and liabilities held by the subsidiary in Brazil are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in equity. The change in functional currency from U.S. Dollars to Brazilian Real gave rise to an increase in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $39.8 million with an offsetting increase in accumulated other comprehensive income during the year ended December 31, 2010.

As a result of the renegotiation of the Company’s agreements with Grupo Iusacell, S.A. de C.V. (“Iusacell”), which included, among other changes, converting Iusacell’s contractual obligations to the Company from U.S. Dollars to Mexican Pesos, the Company determined that effective April 1, 2010, the functional currency of certain of its foreign subsidiaries in Mexico is the Mexican Peso. From that point forward, all assets and liabilities held by those subsidiaries in Mexico are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable reporting period. Revenues and expenses are translated at the average monthly exchange rates and the cumulative translation effect is included in equity. The change in functional currency from U.S. Dollars to Mexican Pesos gave rise to a decrease in the net value of certain non-monetary assets and liabilities. The aggregate impact on such assets and liabilities was $33.6 million with an offsetting decrease in accumulated other comprehensive income.

The functional currency of the Company’s other foreign operating subsidiaries is also the respective local currency. All assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period. Revenues and expenses are translated at the average monthly exchange rates. The cumulative translation effect is included in equity as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations and are the result of transactions of a subsidiary being denominated in a currency other than its functional currency.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments, including money market funds, with remaining maturities of three months or less when acquired, whose cost approximates fair value.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the Company’s securitization transaction and the Secured Cellular Site Revenue Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F, assumed by the Company as a result of the acquisition of certain legal entities from Unison Holdings, LLC and Unison Site Management II, L.L.C. (collectively, “Unison”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments and Available-for-Sale Securities—As of December 31, 2012, short-term investments include highly-liquid investments of approximately $6.0 million and as of December 31, 2011, short-term investments and available-for-sale securities include highly-liquid investments of approximately $22.3 million, with original maturities in excess of three months. As of December 31, 2011, the Company’s only short-term available-for-sale security was 39,871 shares of common stock of FiberTower Corporation, which had a fair value of less than $0.1 million (at a price of $0.21 per share). These shares were sold during the year ended December 31, 2012. All investments classified as available-for-sale are carried at fair value on the consolidated balance sheet. The net unrealized gains or losses on the available-for-sale securities are reported as accumulated other comprehensive income (loss), unless such changes are deemed other than temporary. The Company periodically reviews the value of available-for-sale securities and records any impairment charges in the consolidated statements of operations for any decline in value that is determined to be other-than-temporary. The Company does not have any investments classified as trading. During the years ended December 31, 2011 and 2010, the Company recorded unrealized (losses) gains on available-for-sale securities of $(0.1) million and $0.1 million, respectively (net of tax benefits (provisions) of less than $ 0.1 million and less than $(0.1) million, respectively).

As of December 31, 2011, the unrealized losses included in accumulated other comprehensive (loss) income totaled $0.4 million. Upon the sale of the available-for-sale securities during the year ended December 31, 2012, the amounts in accumulated other comprehensive (loss) income were recognized.

Property and Equipment—Property and equipment are recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $41.6 million, $35.6 million and $31.9 million, respectively. Interest costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $1.9 million, $2.1 million and $1.0 million, respectively.

Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Towers and related assets on leased land are depreciated over the shorter of the term of the ground lease (including renewal options and residual value) or the estimated useful life of the tower.

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

The Company’s goodwill is recorded in its domestic and international rental and management segments and network development services segment. The Company utilizes the two step impairment test when testing goodwill for impairment. When conducting this test, the Company employs a discounted cash flow analysis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital, and an expected tax rate. Under the first step of this test, the Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized.

During the years ended December 31, 2012, 2011 and 2010, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying value.

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

Notes Receivable and Other Non-Current Assets—Notes receivable and other non-current assets primarily represent the Company’s notes receivable from TV Azteca, investments accounted for under the equity method, prepaid ground lease assets, long-term deposits, favorable leasehold interests and other non-current assets.

Derivative Financial Instruments—All derivatives are recorded on the consolidated balance sheet at fair value. Derivatives in an asset position are reflected in notes receivable and other non-current assets and derivatives in a liability position are reflected in other non-current liabilities in the accompanying consolidated balance sheets. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive (loss) income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may also enter into foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations. These transactions do not typically qualify for hedge accounting, and as a result, the associated gains and losses are recognized in other income (expense) in the consolidated statements of operations.

Fair Value Measurements—The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following are three levels of inputs that may be used to measure fair value:

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

Discount and Premium on Notes—The Company amortizes the discounts and premiums on its notes using the effective interest method over the term of the obligation. Such amortization is reflected in interest expense in the accompanying consolidated statements of operations.

Accounts Payable and Accrued Expenses—Accounts payable and accrued expenses primarily include amounts payable to vendors in the ordinary course and amounts payable to sellers in conjunction with acquisitions.

Asset Retirement Obligations—The fair value of asset retirement obligations associated with an entity’s obligation to retire tangible long-lived assets is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life or captured as a component of purchase accounting. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related tangible long-lived asset.

The Company has certain obligations related to tower assets, which are principally obligations to remediate leased land on which certain of the Company’s tower assets are located which require the recognition of an asset retirement obligation. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate the Company’s incremental borrowing rate.

Income Taxes—The consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company reversed its deferred tax assets and liabilities related to its REIT activities as a result of a reduction of the expected tax rate. As a REIT, the Company will not pay federal income tax with respect to its QRSs because a dividends paid deduction will be available to offset its taxable income. Additionally, the Company will be permitted to use net operating losses (“NOLs”) to offset its REIT taxable income. The Company does not expect to pay federal income taxes on its REIT taxable income.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized within a reasonable period of time. The Company also periodically reviews its valuation allowances on deferred tax assets to reduce these amounts to the amount that management believes is more likely than not to be realized.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the provision for income taxes and interest income from tax refunds as a component of other income in the consolidated statement of operations.

Other Comprehensive (Loss) Income—Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are included in other comprehensive (loss) income, but excluded from net income, as these amounts are recorded directly as an adjustment to equity, net of tax. The Company’s other comprehensive (loss) income is comprised of changes in fair value of derivative cash flow hedges, unrealized losses in available-for-sale securities, foreign currency translation adjustments and reclassification of unrealized losses on derivative cash flow hedges and available-for-sale securities as summarized in the accompanying consolidated statement of other comprehensive (loss) income.

Treasury Stock—The Company records treasury stock purchases using the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account (treasury stock). The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases unless and until such time as the shares are formally retired. As part of the REIT Conversion, all treasury stock outstanding at the time was retired.

Distributions—A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the year ended December 31, 2010, a pre-REIT year, there were no cash distributions declared. During the year ended December 31, 2011, the Company paid a one-time special cash distribution to its stockholders of approximately $137.8 million, or $0.35 per share, of earnings and profits accumulated during the years it was taxed as a C corporation, in anticipation of commencing to operate as a REIT effective January 1, 2012. During the year ended December 31, 2012, the Company declared and paid distributions of its REIT taxable income of $355.6 million, or $0.90 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize NOLs to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Acquisitions—For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated fair value of net assets acquired recorded as goodwill. For transactions that do not meet the definition of a business combination, the Company first allocates the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer-related and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to depreciation, and the economic useful life. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future customer cash flows. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectability is reasonably assured. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases and included in the deferred rent asset on the accompanying consolidated balance sheet. Total rental and management straight-line revenues for the years ended December 31, 2012, 2011 and 2010 approximated $165.8 million, $144.0 million and $105.2 million, respectively. Amounts billed up-front for certain services provided in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition has been met.

Network development services revenues are derived under contracts or arrangements with tenants that provide for billings on a fixed price basis. Revenues are recognized as services are performed, excluding certain fees for services provided in connection with the execution of lease agreements which are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition has been met.

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears to be reasonably assured. Certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation.

Total rental and management straight-line ground rent expense approximated $33.7 million, $31.0 million and $22.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line rent liability in other non-current liabilities and records prepaid ground rent in prepaid and other current assets and notes receivable and other non-current assets in the accompanying consolidated balance sheets.

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services operations and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation Costs—The Company periodically becomes involved in various claims and lawsuits that are incidental to its business. The Company regularly monitors the status of pending legal actions to evaluate both the magnitude and likelihood of any potential loss. The Company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. Should the ultimate losses on contingencies or litigation vary from estimates, adjustments to those liabilities may be required. The Company also incurs legal costs in connection with these matters and records estimates of these expenses, which are reflected in selling, general, administrative and development expense in the accompanying consolidated statements of operations.

Other Operating Expenses—Other operating expenses includes the costs incurred by the Company in conjunction with acquisitions and mergers (including changes in estimated fair value of contingent consideration), impairments on long-lived assets and gains and losses recognized upon the disposal of long-lived assets and other discrete items of a non-recurring nature.

The Company expenses acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs. During the years ended December 31, 2012, 2011 and 2010, the Company recognized acquisition and merger related expenses of $25.6 million, $28.1 million and $17.0 million, respectively.

The Company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable.

The Company reviews its tower portfolio and network location intangible assets for indications of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its customer related intangible assets on a customer by customer basis for indications of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying value of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets. If the Company determines that the carrying value of an asset may not be recoverable, the Company will measure any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair market value, as compared to the asset’s carrying value. The Company records any related impairment charge in the period in which the Company identifies such impairment.

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

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share for the years ended December 31, 2012, 2011 and 2010 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share for the years ended December 31, 2012, 2011 and 2010 represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. The Company’s matching contribution for the years ended December 31, 2012, 2011 and 2010 is 50% up to a maximum 6% of a participant’s contributions. For the years ended December 31, 2012, 2011 and 2010, the Company contributed approximately $4.4 million, $2.9 million and $1.9 million to the plan, respectively.

2.    PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following as of December 31, (in thousands):

	2012	2011 (1)
Prepaid income tax	$57,665	$31,384
Prepaid operating ground leases	56,916	49,585
Value added tax and other consumption tax receivables	22,443	81,276
Prepaid assets	19,037	28,031
Other miscellaneous current assets	66,790	59,997

Balance as of December 31,	$222,851	$250,273

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consist of the following:

	Estimated Useful Lives (1)	As of December 31,
		2012	2011 (2)
	(years)	(in thousands)
Towers	Up to 20	$6,929,888	$6,036,484
Equipment	3 - 15	560,009	459,070
Buildings and improvements	3 - 31	424,213	369,561
Land and improvements (3)	3 - 20	1,005,857	868,664
Construction-in-progress		151,289	155,585

Total		9,071,256	7,889,364
Less accumulated depreciation and amortization		(3,281,261)	(2,907,642)

Property and equipment, net		$5,789,995	$4,981,722

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.
(2)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.
(3)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $411.9 million, $353.4 million and $286.0 million, respectively. Property and equipment, net includes approximately $868.3 million and $790.5 million of capital leases, which are primarily classified as either towers or land and improvements as of December 31, 2012 and 2011, respectively.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services
	Domestic	International		Total
Balance as of January 1, 2012 (1)	$2,249,444	$424,846	$2,000	$2,676,290
Additions	92,420	155,696	—	248,116
Effect of foreign currency translation	—	(12,360)	—	(12,360)

Balance as of December 31, 2012	$2,341,864	$568,182	$2,000	$2,912,046

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consist of the following:

		As of December 31, 2012			As of December 31, 2011 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (2)	Up to 20	$1,696,922	$(721,135)	$975,787	$1,537,748	$(654,137)	$883,611
Acquired customer-related intangibles	15-20	3,048,696	(979,264)	2,069,432	2,387,179	(843,432)	1,543,747
Acquired licenses and other intangibles	3-20	26,079	(20,835)	5,244	25,949	(20,045)	5,904
Economic Rights, TV Azteca	70	28,954	(13,902)	15,052	26,902	(12,643)	14,259

Total		4,800,651	(1,735,136)	3,065,515	3,977,778	(1,530,257)	2,447,521
Deferred financing costs, net (3)	N/A			49,538			47,532

Other intangible assets, net				$3,115,053			$2,495,053

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense, rather than in amortization expense.

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

The Company amortizes these intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2012, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights, is approximately 13 years. Amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 aggregated approximately $207.3 million, $176.4 million and $156.1 million (excluding amortization of deferred financing costs, which is included in interest expense),

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. The Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in thousands):

Year Ending December 31,
2013	$211,770
2014	203,439
2015	189,129
2016	182,149
2017	180,515

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS

Notes receivable and other non-current assets consist of the following as of December 31, (in thousands):

	2012	2011(1)
Notes receivable	$114,256	$118,892
Long-term prepaid assets	176,094	167,975
Other miscellaneous assets	162,438	208,748

Balance as of December 31,	$452,788	$495,615

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. As of December 31, 2012 and 2011, approximately $119.8 million undiscounted (approximately $108.2 million discounted) under the loan was outstanding and included in notes receivable and other non-current assets in the accompanying consolidated balance sheets. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to interest income, TV Azteca, net of interest expense, using the effective interest method over the seventy-year term of the loan.

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

The Company has accounted for the annual payment of $1.5 million as a capital lease (initially recording an asset and a corresponding liability of approximately $18.6 million). The capital lease asset and the original discount on

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the note, which aggregated approximately $30.2 million, represent the cost to acquire the Economic Rights, which is recorded as an intangible asset and is being amortized over the seventy-year life of the Economic Rights agreement.

Iusacell Note Receivable—Effective April 1, 2010, the Company renegotiated its agreement with Iusacell. The renegotiated agreement includes, among other changes, the conversion of its accounts receivable, net, outstanding at that time, to a long-term note receivable to be repaid over five years. In December 2011, the Company and Iusacell agreed to amend the repayment terms such that all amounts outstanding will be repaid by April 2014. The loan has an interest rate of 12.0%, but may be reduced, subject to certain capitalization and repayment conditions. As of December 31, 2012, approximately $3.1 million, net, under the loan was outstanding and included in notes receivable and other non-current assets and $12.5 million was outstanding and included in prepaid and other current assets in the accompanying consolidated balance sheets.

Long-Term Prepaid Assets—Long-term prepaid assets consist primarily of long-term prepaid ground rent.

6.    ACQUISITIONS AND OTHER TRANSACTIONS

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and the related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets and/or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets and/or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the year ended December 31, 2012, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2011.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2012 from the date of acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from communication service providers, these sites may never have

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The Company reviewed the acquisitions completed during the year ended December 31, 2012 and determined that no single acquisition was material in nature. The Company estimates that the impact of the acquisitions in the aggregate on the revenues of the Company’s domestic and international rental and management segments for the year ended December 31, 2012 was approximately $3.8 million and $42.9 million, respectively. Additionally, the Company estimates that the impact of the acquisitions in the aggregate on the gross margin of the Company’s domestic and international rental and management segments for the year ended December 31, 2012 was approximately $2.8 million and $20.4 million, respectively. The estimated revenue and gross margin amounts also reflect incremental revenues from the addition of new tenants to the acquired sites subsequent to the date of acquisition. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to acquisitions are not comparable for the reasons noted above.

South Africa Acquisition—On November 4, 2010, the Company entered into a definitive agreement with Cell C (Pty) Limited (“Cell C”) to purchase up to approximately 1,400 existing communications sites, and up to 1,800 additional communications sites that either are under construction or may be constructed, for an aggregate purchase price of up to approximately $430.0 million. On March 8, 2011, July 25, 2011 and December 14, 2011, the Company completed the purchase of 959, 329 and 76 existing communications sites, respectively, through its local South African subsidiary for an aggregate purchase price of $214.5 million (including contingent consideration of $2.6 million and value added tax of $12.3 million), using cash on hand, local financing and funds contributed by South African investors who currently hold an approximate 25% non-controlling interest in the Company’s South African subsidiary.

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

The agreement with Cell C requires the Company to make a one-time payment based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired communications sites occurring within a four-year period after the initial closing date. Based on current estimates, the Company estimates the value of the remaining potential contingent consideration payments required to be made under the agreement to be between zero and $2.0 million and is estimated to be $1.9 million using a probability-weighted average of the expected outcomes at December 31, 2012. The Company has previously made payments under this arrangement of $8.7 million. During the year ended December 31, 2012, the Company recorded an increase in fair value of $3.9 million as other operating expenses in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$12,262	$12,262
Property and equipment	81,052	82,225
Intangible assets (3)	118,502	118,781
Current liabilities	(74)	(74)
Other non-current liabilities	(31,418)	(32,908)

Fair value of net assets acquired	$180,324	$180,286

Goodwill (4)	34,159	34,197

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $105.0 million and network location intangibles of approximately $13.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Pursuant to the agreement with Cell C entered into on November 4, 2010, the Company completed the purchase of an additional 197 and 39 communications sites on July 31, 2012 and August 31, 2012, respectively, for an aggregate purchase price of $35.0 million (including value added tax of $4.3 million). Under the terms of the agreement, legal title to certain of the communications sites acquired will be transferred upon fulfillment of certain conditions by Cell C. Prior to the fulfillment of these conditions, the Company will operate and maintain control of these communications sites, and accordingly, reflect these sites in the allocation of purchase price and the consolidated operating results.

The following table summarizes the preliminary allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$4,295
Non-current assets	340
Property and equipment	16,375
Intangible assets (1)	10,709
Other non-current liabilities	(2,552)

Fair value of net assets acquired	$29,167

Goodwill (2)	5,809

(1)	Consists of customer-related intangibles of approximately $8.5 million and network location intangibles of approximately $2.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brazil Acquisition—On March 1, 2011, the Company acquired 100% of the outstanding shares of a company that owned 627 communications sites in Brazil for $553.2 million, which was subsequently increased to $585.4 million as a result of acquiring 39 additional communications sites during the year ended December 31, 2011. During the year ended December 31, 2012, the purchase price was reduced to $585.3 million after certain post-closing purchase price adjustments.

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$9,922	$9,922
Non-current assets	71,529	98,047
Property and equipment	83,539	86,062
Intangible assets (4)	368,000	288,000
Current liabilities	(5,536)	(5,536)
Other non-current liabilities (5)	(38,519)	(38,519)

Fair value of net assets acquired	$488,935	$437,976

Goodwill (6)	96,395	147,459

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes approximately $7.7 million of accounts receivable, which approximates the value due to the Company under certain contractual arrangements.
(4)	Consists of customer-related intangibles of approximately $250.0 million and network location intangibles of approximately $118.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(5)	Other long-term liabilities includes contingent amounts of approximately $30.0 million primarily related to uncertain tax positions related to the acquisition and non-current assets includes $24.0 million of the related indemnification asset.
(6)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Brazil—Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 towers from Vivo S.A. (“Vivo”). Pursuant to the agreement, on March 30, 2012, the Company purchased 800 communications sites for an aggregate purchase price of $151.7 million. On June 30, 2012, the Company purchased the remaining 700 communications sites for an aggregate purchase price of $126.3 million, subject to post-closing adjustments. In addition, the Company and Vivo amended the asset purchase agreement to allow for the acquisition of up to an additional 300 communications sites by the Company, subject to regulatory approval. On August 31, 2012, the Company purchased an additional 192 communications sites from Vivo for an aggregate purchase price of $32.7 million, subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$24,460
Property and equipment	138,959
Intangible assets (1)	117,990
Other non-current liabilities	(18,195)

Fair value of net assets acquired	$263,214

Goodwill (2)	47,481

(1)	Consists of customer-related intangibles of approximately $80.0 million and network location intangibles of approximately $38.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Ghana Acquisition—On December 6, 2010, the Company entered into a definitive agreement with MTN Group Limited (“MTN Group”) to establish a joint venture in Ghana. The joint venture is controlled by a holding company of which a wholly owned subsidiary of the Company (the “ATC Ghana Subsidiary”) holds a 51% interest and Mobile Telephone Networks (Netherlands) B.V., a wholly owned subsidiary of MTN Group (the “MTN Ghana Subsidiary”) holds a 49% interest. The joint venture is managed and controlled by the Company and owns a tower operations company in Ghana.

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

In December 2011, the Company signed an amendment to its agreement with MTN Group, which requires the Company to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash-paying master lease agreements. The Company currently estimates the fair value of remaining potential contingent consideration payments required to be made under the amended agreement to be between zero and $1.0 million and is estimated to be $0.9 million using a probability weighted average of the expected outcomes at December 31, 2012. The Company has previously made payments under this arrangement of $2.6 million. During the year ended December 31, 2012, the Company recorded an increase in fair value of $0.4 million as other operating expenses in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$6,969	$69,147
Non-current assets	69,145	5,405
Property and equipment	319,641	304,478
Intangible assets (3)	112,025	82,217
Other non-current liabilities	(11,477)	(13,356)

Fair value of net assets acquired	$496,303	$447,891

Goodwill (4)	21,375	67,755

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $58.0 million and network location intangibles of approximately $54.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

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

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$61,402	$57,414
Non-current assets	16,350	26,845
Property and equipment	187,275	174,767
Intangible assets (3)	147,692	97,182
Current liabilities	(148)	(148)
Other non-current liabilities	(9,449)	(8,836)

Fair value of net assets acquired	$403,122	$347,224

Goodwill (4)	42,044	69,030

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Consists of customer-related intangibles of approximately $75.0 million and network location intangibles of approximately $72.7 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

On September 12, 2012, the Company entered into a definitive agreement to purchase up to approximately 348 additional communications sites from Telefónica Mexico. On September 27, 2012 and December 14, 2012, the Company completed the purchase of 279 and 2 communications sites, for an aggregate purchase price of $63.5 million (including value added tax of $8.8 million).

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$8,763
Non-current assets	2,332
Property and equipment	26,711
Intangible assets (1)	21,079
Other non-current liabilities	(1,349)

Fair value of net assets acquired	$57,536

Goodwill (2)	5,998

(1)	Consists of customer-related intangibles of approximately $10.7 million and network location intangibles of approximately $10.4 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

On November 16, 2012, the Company entered into an agreement to purchase up to 198 additional communications sites from Telefónica Mexico. On December 14, 2012, the Company completed the purchase of 188 communications sites, for an aggregate purchase price of $64.2 million (including value added tax of $8.9 million).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$8,852
Non-current assets	1,524
Property and equipment	17,994
Intangible assets (1)	33,882
Other non-current liabilities	(1,992)

Fair value of net assets acquired	$60,260

Goodwill (2)	3,919

(1)	Consists of customer-related intangibles of approximately $30.0 million and network location intangibles of approximately $3.8 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Colombia—Telefónica Moviles Acquisition—During the year ended December 31, 2011, the Company acquired 125 communications sites from Telefónica Moviles Colombia S.A. (“Telefónica Colombia”) for an aggregate purchase price of $17.5 million.

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$110	$217
Property and equipment	13,526	12,456
Intangible assets (3)	4,008	4,675
Other non-current liabilities	(341)	(341)

Fair value of net assets acquired	$17,303	$17,007

Goodwill (4)	227	523

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $1.5 million and network location intangibles of approximately $2.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

During the year ended December 31, 2012, the Company acquired an additional 31 communications sites from Telefónica Colombia for an aggregate purchase price of $4.7 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Final Purchase Price Allocation
Non-current assets	$2
Property and equipment	3,590
Intangible assets (1)	1,062
Other non-current liabilities	(91)

Fair value of net assets acquired	$4,563

Goodwill (2)	89

(1)	Consists of customer-related intangibles of approximately $0.4 million and network location intangibles of approximately $0.7 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Colombia—Colombia Movil Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), whereby ATC Sitios Infraco, S.A.S., a Colombian subsidiary of the Company (“ATC Infraco”), would purchase up to 2,126 communications sites from Colombia Movil for an aggregate purchase price of approximately $182.0 million.

From December 21, 2011 through the year ended December 31, 2012, ATC Infraco completed the purchase of 1,526 communications sites for an aggregate purchase price of $136.2 million (including contingent consideration of $17.3 million), subject to post-closing adjustments. Through a subsidiary, Millicom International Cellular S.A. (“Millicom”) exercised its option to acquire an indirect, substantial non-controlling interest in ATC Infraco.

Under the terms of the agreement, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on the Company’s current estimates, the value of potential contingent consideration payments required to be made under the amended agreement is expected to be between zero and $32.8 million and is estimated to be $17.3 million using a probability weighted average of the expected outcomes at December 31, 2012. During the year ended December 31, 2012, the Company recorded a reduction in fair value of $1.2 million, which is included in other operating expenses in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$—	$1,126
Property and equipment	128,989	95,052
Intangible assets (3)	26,791	26,132
Current liabilities	(2,632)	(639)
Other non-current liabilities	(17,489)	(3,416)

Fair value of net assets acquired	$135,659	$118,255

Goodwill (4)	576	1,067

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer-related intangibles of approximately $7.2 million and network location intangibles of approximately $19.6 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

On December 11, 2012, the Company returned 15 communications sites to Colombia Movil pursuant to the terms of the agreement.

On February 1, 2013, the Company purchased an additional 13 communications sites for an aggregate purchase price of $1.3 million (including contingent consideration of $0.2 million).

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

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$1,892	$2,772
Property and equipment	55,100	43,140
Intangible assets (3)	35,300	39,916
Other non-current liabilities	(4,505)	(4,505)

Fair value of net assets acquired	$87,787	$81,323

Goodwill (4)	7,073	13,537

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Consists of customer-related intangibles of approximately $15.5 million and network location intangibles of approximately $19.8 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Uganda Acquisition—On December 8, 2011, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Uganda. The joint venture is controlled by a holding company of which a wholly owned subsidiary of the Company (the “ATC Uganda Subsidiary”) holds a 51% interest and a wholly owned subsidiary of MTN Group (the “MTN Uganda Subsidiary”) holds a 49% interest. The joint venture is managed and controlled by the Company and owns a tower operations company in Uganda.

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

The following table summarizes the preliminary allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$2,258
Property and equipment	102,366
Intangible assets (1)	63,500
Other non-current liabilities	(7,528)

Fair value of net assets acquired	$160,596

Goodwill (2)	12,564

(1)	Consists of customer-related intangibles of approximately $36.5 million and network location intangibles of approximately $27.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Germany Acquisition—On November 14, 2012, the Company entered into a definitive agreement to purchase communications sites from E-Plus Mobilfunk GmbH & Co. KG. On December 4, 2012, the Company completed the purchase of 2,031 communications sites, for an aggregate purchase price of $525.7 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$14,483
Property and equipment	233,073
Intangible assets (1)	238,965
Current liabilities	(2,990)
Other non-current liabilities	(23,243)

Fair value of net assets acquired	$460,288

Goodwill (2)	65,365

(1)	Consists of customer-related intangibles of approximately $218.2 million and network location intangibles of approximately $20.8 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Skyway Acquisition—On December 20, 2012, the Company acquired an entity holding a portfolio of 318 communications sites from Skyway Towers Holdings, LLC for an aggregate purchase price of $169.6 million, including cash paid of approximately $169.5 million and net liabilities assumed of approximately $0.1 million.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$740
Property and equipment	60,671
Intangible assets (1)	83,700
Current liabilities	(454)
Other non-current liabilities	(3,333)

Fair value of net assets acquired	$141,324

Goodwill (2)	28,224

(1)	Consists of customer-related intangibles of approximately $63.0 million and network location intangibles of approximately $20.7 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

Diamond Acquisition—On December 28, 2012, the Company acquired Diamond Communications Trust and its subsidiary New Towers LLC, which hold a portfolio of 316 communications sites and 24 property interests under third-party communications sites, for an aggregate purchase price of $322.5 million, including cash paid of $320.1 million and net liabilities assumed of $2.4 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Current assets	$842
Property and equipment	69,045
Intangible assets (1)	199,700
Current liabilities	(3,216)
Other non-current liabilities	(3,423)

Fair value of net assets acquired	$262,948

Goodwill (2)	57,178

(1)	Consists of customer-related intangibles of approximately $171.3 million and network location intangibles of approximately $28.4 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

Other U.S. Acquisitions—During the year ended December 31, 2012, the Company acquired a total of 128 additional communications sites and equipment in the United States for an aggregate purchase price of $146.2 million, of which $144.8 million was paid during 2012. The remaining $1.4 million is reflected in accounts payable in the consolidated balance sheet as of December 31, 2012.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid for acquisitions that closed during the year ended December 31, 2012 and the amounts of assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$153
Property and equipment	61,995
Intangible assets (1)	78,199
Other non-current liabilities	(1,310)

Fair value of net assets acquired	$139,037

Goodwill (2)	7,124

(1)	Consists of customer-related intangibles of approximately $62.0 million and network location intangibles of approximately $16.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

During the year ended December 31, 2012, the Company purchased the remaining 67.5% interest in one of its equity method investments for $0.8 million. As a result of the acquisition, the Company also re-measured its original investment and recorded a gain of $0.2 million, which is included in other operating expenses in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon the estimated fair value at the acquisition date for acquisitions which closed during the year ended December 31, 2011 (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$289	$—
Property and equipment	21,088	23,270
Intangible assets (3)	61,107	61,626
Other non-current liabilities	(4,288)	(4,118)

Fair value of net assets acquired	$78,196	$80,778

Goodwill (4)	4,604	2,022

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Consists of customer relationships of approximately $46.4 million and network location intangibles of approximately $14.7 million as of December 31, 2012. The customer relationships and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

U.S. Property Interests—Unison Acquisition—On October 14, 2011, the Company acquired from Unison various limited liability companies holding a portfolio of approximately 12 communications sites and 1,910 property interests, including property interests that the Company leases to communications service providers and other third-party tower operators under 1,810 communications sites for an aggregate cash purchase price of $312.0 million and assumed $196.0 million in existing indebtedness (the fair value of which was $209.3 million at the acquisition date). The acquisition includes property interests (easements, prepaid operating ground leases, term easements and managed sites) under the Company’s existing communications sites, as well as property interests under carrier tenant and other third-party communications sites, providing recurring cash flow and complementary leasing arrangements.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3) (4)	$10,770	$16,203
Non-current assets (4)	96,130	154,817
Property and equipment (5)	398,542	340,602
Intangible assets	4,200	3,297
Current liabilities	(6,351)	(7,703)
Long-term obligations	(209,321)	(209,321)
Other non-current liabilities	(561)	(1,508)

Fair value of net assets acquired	$293,409	$296,387

Goodwill (6)	16,009	13,031

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes approximately $0.1 million of accounts receivable which approximates the value due to the Company under certain contractual arrangements.
(4)	Includes prepaid operating leases, term easements and managed sites.
(5)	Includes perpetual easements.
(6)	With the exception of goodwill that relates to interests in land and perpetual easements, the Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized during the year ended December 31, 2012. The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets (3)	$359	$363
Non-current assets (3)	13,357	13,394
Property and equipment (4)	47,898	47,898
Intangible assets	490	383

Fair value of net assets acquired	$62,104	$62,038

Goodwill (5)	6,235	6,301

(1)	Reflected in the consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2011.
(3)	Includes prepaid operating ground leases, term easements and managed sites.
(4)	Includes perpetual easements.
(5)	With the exception of goodwill that relates to interests in land and perpetual easements, the Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

7.    ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, (in thousands):

	2012	2011 (1)
Payroll and related withholdings	$37,586	$31,470
Accrued property and real estate taxes	36,814	46,930
Accrued rent	24,394	24,477
Other accrued expenses	188,168	202,661

Balance as of December 31,	$286,962	$305,538

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term financing arrangements consist of the following as of December 31, (in thousands):

	2012	2011
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$1,750,000	$1,750,000
Revolving Credit Facility (1)	—	1,000,000
2008 Term Loan (1)	—	325,000
2011 Credit Facility (2)	265,000	—
2012 Credit Facility(2)	992,000	—
2012 Term Loan	750,000	—
Unison Notes, Series 2010-1 and Series 2010-2	207,188	209,321
Colombian Short-Term Credit Facility	—	72,811
Colombian Long-Term Credit Facility	76,347	—
Colombian Bridge Loans	53,169	26,780
Colombian Loan	19,176	—
South African Facility	98,456	84,920
Ghana Loan	130,951	127,466
Uganda Loan	61,023	—
4.625% Notes	599,638	599,489
7.00% Notes	500,000	500,000
4.50% Notes	999,414	999,313
7.25% Notes	296,272	295,830
5.05% Notes	699,333	699,258
5.90% Notes	499,356	499,302
4.70% Notes	698,760	—
Capital lease obligations	57,293	46,818

Total	8,753,376	7,236,308
Less current portion of long-term obligations	(60,031)	(101,816)

Long-term obligations	$8,693,345	$7,134,492

(1)	On January 31, 2012, the Company repaid amounts outstanding under the $1.25 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) and $325.0 of million term loan commitments (the “2008 Term Loan”) with proceeds from an unsecured revolving credit facility entered into on April 8, 2011 (the “2011 Credit Facility”) and an unsecured revolving credit facility entered into on January 31, 2012 (the “2012 Credit Facility”). Therefore, the amounts outstanding at December 31, 2011 have been classified as long-term obligations in the consolidated balance sheet.
(2)	On January 8, 2013, the Company repaid the 2011 Credit Facility and $718.4 million of the 2012 Credit Facility with proceeds from a registered public offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (the “3.50% Notes”).

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction (the “Securitization”) involving assets related to 5,295 broadcast and wireless communications towers (the “Secured Towers”) owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). As of December 31, 2012, 5,278 Secured Towers are owned by the two special purpose subsidiaries.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Certificates and for any other payments required by the Loan Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to the anticipated repayment date for the Loan in April 2014. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, which can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the Loan, is 1.75x or less for such quarter, and such DSCR continues to exist for two consecutive calendar quarters (the “Cash Trap DSCR”), then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR falls below 1.45x (the “Minimum DSCR”) for such calendar quarter and such DSCR continues to exist until the end of any two consecutive calendar quarters the DSCR exceeds the Minimum DSCR for such two consecutive calendar quarters or (ii) on the anticipated repayment date the Loan has not been repaid in full.

The Borrowers may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within nine months of the anticipated repayment date, no prepayment consideration is due. The entire unpaid principal balance of the Loan components will be due in April 2037. The Loan may be defeased in whole or in part at any time.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Towers and their operating cash flows, (2) a security interest in substantially all of the Borrowers’ personal property and fixtures and (3) the Borrowers’ rights under the Management Agreement entered into in connection with the Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of the Securitization, and the assets and credit of these entities are not available to satisfy the debts and other obligations of the Company or any other person, except as set forth in the Loan Agreement.

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for debt service payments, ground rents, real estate and personal property taxes, insurance premiums and management fees, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are restricted for the succeeding month and held by the Trustee and then released. The $61.9 million held in the reserve accounts as of December 31, 2012 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.

Revolving Credit Facility—On January 31, 2012, the Company repaid and terminated the Revolving Credit Facility with proceeds from borrowings under the 2011 Credit Facility and the 2012 Credit Facility.

The Revolving Credit Facility had a term of five years and a maturity date of June 8, 2012. Any outstanding principal and accrued but unpaid interest was due and payable in full at maturity. The Revolving Credit Facility was paid prior to maturity at the Company’s option without penalty or premium.

The Company had the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Revolving Credit Facility. The interest rate ranged between 0.40% to 1.25% above LIBOR for LIBOR based borrowings or between 0.00% to 0.25% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the Revolving Credit Facility was required, ranging from 0.08% to 0.25% per annum, based upon the Company’s debt ratings.

The loan agreement for the Revolving Credit Facility contained certain reporting, information, financial ratios and operating covenants and other restrictions applicable to the Company and its subsidiaries, other than those subsidiaries designated thereunder as unrestricted subsidiaries, on a consolidated basis. These included limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens, as well as certain financial maintenance tests. Any failure to comply with the financial maintenance tests and operating covenants

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the loan agreement for the Revolving Credit Facility would not only have prevented the Company from being able to borrow additional funds, but would have constituted a default, which could have resulted in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

2008 Term Loan—On January 31, 2012, the Company repaid the 2008 Term Loan with proceeds from the 2011 Credit Facility and the 2012 Credit Facility.

The 2008 Term Loan was governed by the terms of the loan agreement for the Revolving Credit Facility. Consistent with the terms of the Revolving Credit Facility, the borrower under the 2008 Term Loan was American Tower Corporation, and the maturity date for the 2008 Term Loan was June 8, 2012. Any outstanding principal and accrued but unpaid interest would be due and payable in full at maturity. The 2008 Term Loan was paid prior to maturity at the Company’s option without penalty or premium. The Company had the option of choosing either a defined base rate or LIBOR rate as the applicable base rate for borrowings under the Term Loan. The interest rate ranged between 0.50% to 1.50% above LIBOR for LIBOR based borrowings or between 0.00% to 0.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.

2011 Credit Facility—As of December 31, 2012, the Company had $265.0 million outstanding under the 2011 Credit Facility and had approximately $5.7 million of undrawn letters of credit. On January 8, 2013, the Company repaid the amount outstanding with net proceeds received from the offering of the 3.50% Notes. The Company continues to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course.

The 2011 Credit Facility has a term of five years and matures on April 8, 2016. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2011 Credit Facility may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2011 Credit Facility. The interest rate ranges between 1.350% to 2.600% above LIBOR rate for LIBOR based borrowings or between 0.350% to 1.600% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2011 Credit Facility is required, ranging from 0.250% to 0.550% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the 2011 Credit Facility is 0.350%.

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

2012 Credit Facility—On January 31, 2012, the Company entered into the 2012 Credit Facility. The 2012 Credit Facility has a term of five years and matures on January 31, 2017. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2012 Credit Facility may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above LIBOR for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

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

As of December 31, 2012, the Company had $992.0 million outstanding under the 2012 Credit Facility and had approximately $2.7 million of undrawn letters of credit. On January 8, 2013, the Company repaid $719.0 million of the amount outstanding with net proceeds received from the offering of the 3.50% Notes and cash on hand. The Company continues to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

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

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.25% to 2.50% above LIBOR for LIBOR based borrowings or between 0.25% to 1.50% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. As of December 31, 2012, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

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

As of December 31, 2012, the Company had $750.0 million outstanding under the 2012 Term Loan.

Unison Notes—In connection with the Company’s acquisition of a portfolio of property interests that it leases to communications service providers and other third-party tower operators under approximately 1,810 communications sites in the United States from Unison on October 14, 2011, the Company assumed $196.0 million of existing indebtedness with a fair value of $209.3 million under three separate classes of Secured Cellular Site Revenue Notes (the “Unison Notes”) issued by Unison Ground Lease Funding, LLC (the “Unison Issuer”) in a securitization transaction (the “Unison Securitization”). The three classes of Unison Notes bear interest at rates of 5.349%, 6.392% and 9.522%, respectively, with anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012, the Company had $207.2 million outstanding under the Unison Notes, including $11.2 million of unamortized premium recorded as a result of fair value adjustments recognized upon acquisition of property interests from Unison.

Colombian Short-Term Credit Facility—The 141.1 billion Colombian Peso (“COP”) denominated short-term credit facility (the “Colombian Short-Term Credit Facility”) was executed by one of the Company’s Colombian subsidiaries (“ATC Sitios”), on July 25, 2011, to refinance the credit facility entered into in connection with the purchase of the exclusive use rights for towers from Telefónica S.A.’s Colombian subsidiary, Colombia Telecomunicaciones S.A. E.S.P. On November 30, 2012, the Colombian Short-Term Credit Facility was repaid in full with proceeds from the Colombian Long-Term Credit Facility, described below.

Colombian Long-Term Credit Facility—On October 19, 2012, ATC Sitios entered into a loan agreement for a COP denominated long-term credit facility (the “Colombian Long-Term Credit Facility”), which it used to refinance the Colombian Short-Term Credit Facility on November 30, 2012.

The Colombian Long-Term Credit Facility generally matures on November 30, 2020, subject to earlier maturity as a result of any mandatory prepayments. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Long-Term Credit Facility may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Under the terms of the Colombian Long-Term Credit Facility, ATC Sitios paid the lenders a one-time structuring fee and upfront fee of 2.9 billion COP (approximately $1.6 million), including value added tax. Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 5% above the quarterly advanced Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period (as defined in the loan agreement). The interest rate in effect at December 31, 2012 was 9.10%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Colombian Long-Term Credit Facility is secured by, among other things, liens on towers owned by ATC Sitios. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the Colombian Long-Term Credit Facility for the first four years of the loan, and seventy-five percent thereafter. Accordingly, ATC Sitios entered into interest rate swap agreements with an aggregate notional value of 101.3 billion COP (approximately $57.3 million) with certain of the lenders under the Colombian Long-Term Credit Facility on December 5, 2012.

As of December 31, 2012, 135.0 billion COP (approximately $76.3 million) were outstanding under the Colombian Long-Term Credit Facility. As of December 31, 2012, the interest rate, after giving effect to the interest rate swap agreements, was 10.36%.

Colombian Bridge Loans—In connection with the acquisition of communications sites from Colombia Movil, another of the Company’s Colombian subsidiaries entered into five COP denominated bridge loans. As of December 31, 2012, the aggregate principal amount outstanding under these bridge loans was 94.0 billion COP (approximately $53.2 million). As of December 31, 2012, the bridge loans had an interest rate of 7.99% and mature on June 22, 2013.

Colombian Loan—In connection with the establishment of the Company’s joint venture with Millicom and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with the Company’s wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The Colombian Loan accrues interest at 8.30% and matures on February 22, 2022. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt of the Company. As of December 31, 2012, an aggregate of $19.2 million was payable to the Millicom Subsidiary.

South African Facility—The Company’s 1.2 billion South African Rand (“ZAR”) denominated credit facility (“South African Facility”) was executed in November 2011 to refinance the bridge loan entered into in connection with the acquisition of communications sites from Cell C by the Company’s local South African subsidiaries (“SA Borrower”). On August 8, 2012 and September 14, 2012, the Company borrowed an additional 123.0 million ZAR (approximately $15.1 million) and 24.2 million ZAR (approximately $2.9 million), respectively to increase total borrowings under the South African Facility to 834.3 million ZAR (approximately $98.5 million) as of December 31, 2012.

The South African Facility generally matures on March 31, 2020, subject to earlier maturity resulting from repayment increases tied either to SA Borrower’s excess cash flows or permitted distributions to SA Borrower’s parent. Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The South African Facility generally may not be prepaid in whole or in part during the first twenty-four months from financial close absent prepayment consideration, but may thereafter be prepaid absent such consideration. Borrowings may only be used to repay the Bridge Loan or fund the purchase price for additional communications sites from Cell C.

The South African Facility is secured by, among other things, liens on towers owned by one of the Company’s South African subsidiaries. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unpaid fees, becoming immediately due and payable. The loan agreement requires that SA Borrower manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the South African Facility. Accordingly, during the year ended December 31, 2012, SA Borrower entered into nine interest rate swap agreements with an aggregate notional value of 423.6 million ZAR (approximately $50.0 million) with certain of the lenders under the South African Facility to manage its exposure to variability in interest rates. After giving effect to the interest rate swap agreements, the facility accrues interest at a weighted average rate of 9.84%.

Under the terms of the South African Facility, interest is payable quarterly at a rate generally equal to 3.75% per annum, plus the three month Johannesburg Interbank Agreed Rate (“JIBAR”) and a quarterly commitment fee of 0.75% per annum applies to additional available borrowings. The interest rate in effect at December 31, 2012 was 8.88%.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group and acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with the ATC Ghana Subsidiary and the MTN Ghana Subsidiary, as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Ghana. The Ghana Loan accrues interest at 9.0% and matures on May 4, 2016. The portion of the loans made by the ATC Ghana Subsidiary is eliminated in consolidation and the portion of the loans made by the MTN Ghana Subsidiary is reported as outstanding debt of the Company. As of December 31, 2012, an aggregate of $131.0 million was payable to the MTN Ghana Subsidiary.

Uganda Loan—In connection with the establishment of the Company’s joint venture with MTN Group and acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with the ATC Uganda Subsidiary and the MTN Uganda Subsidiary, as the lenders. The Uganda Loan matures on June 29, 2019 and accrues interest at 5.30% above LIBOR, reset annually, which as of December 31, 2012 was 6.368%. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of the Company. As of December 31, 2012, an aggregate of $61.0 million was payable to the MTN Uganda Subsidiary.

Outstanding Notes—The following is a description of the Company’s outstanding senior notes as of December 31, 2012 and 2011.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of repurchase. The 4.625% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

As of December 31, 2012 and 2011, the Company had $599.6 million and $599.5 million net, respectively ($600.0 million aggregate principal amount) outstanding under the 4.625% Notes. As of December 31, 2012 and 2011, the carrying value includes a discount of $0.4 million and $0.5 million, respectively.

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

As of December 31, 2012 and 2011, the Company had $500.0 million outstanding under the 7.00% Notes.

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

As of December 31, 2012 and 2011, the Company had $999.4 million and $999.3 million net, respectively ($1.0 billion aggregate principal amount) outstanding under the 4.50% Notes. As of December 31, 2012 and 2011, the carrying value includes a discount of $0.6 million and $0.7 million, respectively.

7.25% Senior Notes—The 7.25% senior notes due 2019 (“7.25% Notes”) were issued during the year ended December 31, 2009 and mature on May 15, 2019, and interest is payable semi-annually in arrears on May 15 and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012 and 2011, the Company had $296.3 million and $295.8 million net, respectively ($300.0 million aggregate principal amount) outstanding under the 7.25% Notes. As of December 31, 2012 and 2011, the carrying value includes a discount of $3.7 million and $4.2 million, respectively.

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

As of December 31, 2012 and 2011, the Company had $699.3 million, net ($700.0 million aggregate principal amount) outstanding under the 5.05% Notes. As of December 31, 2012 and 2011, the carrying value includes a discount of $0.7 million.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2012 and 2011, the Company had $499.4 million and $499.3 million, net, respectively ($500.0 million aggregate principal amount) outstanding under the 5.90% Notes. As of December 31, 2012 and 2011, the carrying value includes a discount of $0.6 million and $0.7 million, respectively.

4.70% Senior Notes—The 4.70% senior notes due 2022 (“4.70% Notes”) were issued during the year ended December 31, 2012 and mature on March 15, 2022, and interest is payable semi-annually in arrears on March 15 and September 15 of each year. The Company may redeem the 4.70% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture. If the Company undergoes a change of control and ratings decline (in the event that on or within 90 days after an announcement of a change of control, both of its current investment grade credit ratings cease to be investment grade), each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 4.70% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to but not including the repurchase date. The 4.70% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

As of December 31, 2012, the Company had $698.8 million, net ($700.0 million aggregate principal amount) outstanding under the 4.70% Notes. As of December 31, 2012, the carrying value includes a discount of $1.2 million.

Capital Lease Obligations—The Company’s capital lease obligations approximated $57.3 million and $46.8 million as of December 31, 2012 and 2011, respectively. These obligations are secured by the related assets and bear interest at rates ranging from 2.74% to 9.00% and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2012, aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are estimated to be (in thousands):

Year Ending December 31,
2013	$60,031
2014	1,759,043
2015	615,894
2016	423,722
2017	2,340,077
Thereafter	3,550,648

Total cash obligations	8,749,415
Unamortized discounts and premiums, net	3,961

Balance as of December 31, 2012	$8,753,376

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following as of December 31, (in thousands):

	2012	2011 (1)
Deferred rent liability	$254,494	$226,383
Unearned revenue	164,032	125,472
Other miscellaneous liabilities	225,175	220,229

Balance as of December 31,	$643,701	$572,084

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying value of the Company’s asset retirement obligations for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011 (1)
Beginning balance as of January 1,	$344,180	$341,838
Additions	59,847	47,426
Revisions in estimated timing and cash flows, net of settlements	6,641	(70,755)
Accretion expense	25,056	25,671

Balance as of December 31,	$435,724	$344,180

(1)	December 31, 2011 balances have been revised to reflect purchase accounting measurement period adjustments.

As of December 31, 2012, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $1.5 billion.

11.    DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has entered into the following interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa that accrues interest based on JIBAR: (i) on January 16, 2012, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company entered into three interest rate swap agreements with an aggregate notional value of 350.0 million ZAR (ii) on August 29, 2012, the Company entered into three additional interest rate swap agreements with an aggregate notional value of 61.5 million ZAR and (iii) on September 28, 2012, the Company entered into three additional interest rate swap agreements with an aggregate notional value of 12.1 million ZAR. The Company’s South African interest rate swap agreements have been designated as cash flow hedges, have fixed interest rates ranging from 6.09% to 7.25% and expire on March 31, 2020.

In addition, on December 5, 2012, the Company entered into an interest rate swap agreement with a notional value of 101.3 billion COP to manage its exposure to variability in interest rates on debt in Colombia that accrues interest based on IBR. The Company’s Colombian interest rate swap agreement has been designated as a cash flow hedge, has a fixed interest rate of 5.78%, and expires on November 30, 2020.

No interest rate swap agreements were outstanding at December 31, 2011. As of December 31, 2012, the carrying amounts of the Company’s derivative financial instruments, along with the estimated fair values of the related liabilities were as follows (in thousands):

	Balance Sheet Location	Notional Amount (1)	Carrying Amount and Fair Value (1)
Liabilities:
Interest rate swap agreements	Other non-current liabilities	ZAR 423,634	ZAR 20,441
Interest rate swap agreements	Other non-current liabilities	COP 101,250,000	COP 5,356,377

(1)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $107.3 million and $5.4 million, respectively, as of December 31, 2012.

During the years ended December 31, 2012, 2011 and 2010, the interest rate swap agreements held by the Company had the following impact on other comprehensive income (“OCI”) included in the consolidated balance sheets and in the consolidated statements of operations (in thousands):

Year Ended December 31, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (6,220)	Interest expense	$ (1,340)	N/A	N/A

Year Ended December 31, 2011
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (228)	Interest expense	$ (2,205)	N/A	N/A

Year Ended December 31, 2010
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$ (8,798)	Interest expense	$ (18,294)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, 2011 and 2010, accumulated other comprehensive (loss) income included the following items related to derivative financial instruments (in thousands):

	2012	2011	2010
Deferred loss on the settlement of the treasury rate lock, net of tax	$(3,827)	$(4,625)	$(3,354)
Deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization, net of tax	—	202	497
Unrealized losses related to interest rate swap agreements, net of tax	(4,815)	—	(2,083)

As of December 31, 2012, $1.8 million of the amount related to derivatives designated as cash flow hedges and recorded in accumulated other comprehensive (loss) income is expected to be reclassified into earnings in the next twelve months.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded aggregate net unrealized (losses) gains of approximately $(4.8) million, $1.9 million, and $9.5 million, respectively (net of tax benefits (provisions) of approximately $0.7 million, $(1.3) million, and $(6.0) million, respectively) in accumulated other comprehensive (loss) income for the change in fair value of interest rate swaps designated as cash flow hedges.

The Company is amortizing the deferred loss on the settlement of the treasury rate lock as additional interest expense over the term of the 7.00% Notes, and is amortizing the deferred gain on the settlement of interest rate swap agreements entered into in connection with the Securitization as a reduction in interest expense over the five-year period for which the interest rate swaps were designated as hedges. For the year ended December 31, 2012, the Company reclassified $0.6 million into results of operations. The Company reclassified an aggregate of $0.1 million (net of income tax provisions of $0.1 million) into results of operations during the years ended December 31, 2011 and 2010.

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

12.    FAIR VALUE MEASUREMENTS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that is required to be measured at fair value on a recurring basis is as follows:

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Short-term investments (1)	$6,018			$6,018

Liabilities:
Acquisition-related contingent consideration			$23,711	$23,711
Interest rate swap agreements (2)		$5,442		$5,442

	December 31, 2011
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
	(in thousands)

Assets:
Short-term investments and available-for-sale securities (3)	$22,270			$22,270

Liabilities:
Acquisition-related contingent consideration			$25,617	$25,617

(1)	Consists of highly liquid investments with original maturities in excess of three months.
(2)	Consists of interest rate swap agreements based on JIBAR and IBR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.
(3)	Consists of highly liquid investments with original maturities in excess of three months and available-for-sale securities traded in active markets.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value approximated cost at December 31, 2012 and 2011.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other non-current liabilities in the accompanying consolidated balance sheets. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

The Company may be required to pay additional consideration under certain agreements for the acquisitions of communications sites in Brazil, Colombia, Ghana, South Africa and the United States if specific conditions are met or events occur, such as the (i) collocation of certain wireless carriers subsequent to acquiring the communications sites, (ii) conversion of certain barter agreements with other wireless carriers to cash-paying master lease agreements or (iii) achievement of certain earnings targets.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in other operating expenses in the consolidated statements of operations. The Company determines the fair value of acquisition-

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying consolidated balance sheets and operating expenses in the consolidated statements of operations.

As of December 31, 2012, the Company estimates the value of all potential acquisition-related contingent consideration required payments to be between zero and $43.6 million. During the years ended December 31, 2012 and 2011, the fair value of the contingent consideration changed as follows (in thousands):

	2012	2011
Balance as of January 1	$25,617	$5,809
Additions	6,653	19,853
Payments	(15,716)	(5,742)
Change in fair value	6,329	5,634
Foreign currency translation adjustment	828	63

Balance as of December 31	$23,711	$25,617

Items Measured at Fair Value on a Nonrecurring Basis—During the year ended December 31, 2012, certain long-lived assets held and used with a carrying value of $5,379.2 million were written down to their net realizable value of $5,357.7 million as a result of an asset impairment charge of $21.5 million, which was recorded in other operating expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2011, long-lived assets held and used with a carrying value of $4,280.8 million were written down to their net realizable value of $4,271.8 million, resulting in an asset impairment charge of $9.0 million. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2012.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair value as of December 31, 2012 and 2011. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $8.8 billion and $9.4 billion, respectively, of which $4.9 billion was measured using Level 1 inputs and $4.5 billion was measured using Level 2 inputs. As of December 31, 2011, the carrying value and fair value of long-term obligations, including the current portion, were $7.2 billion and $7.5 billion, respectively, of which $3.8 billion was measured using Level 1 inputs and $3.7 billion was measured using Level 2 inputs.

13.    INCOME TAXES

The Company has filed, for prior taxable years through its taxable year ended December 31, 2011, a consolidated U.S. federal tax return, which includes all of its wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2012, the Company intends to file as a REIT, and its domestic TRSs intend to file as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision from continuing operations was comprised of the following for the years ended December 31, (in thousands):

	2012	2011	2010
Current:
Federal	$(18,170)	$(14,069)	$—
State	(6,321)	(19,346)	(6,090)
Foreign	(53,513)	(34,813)	11,928
Deferred:
Federal	(13,094)	(81,685)	(191,393)
State	(666)	(12,001)	(14,446)
Foreign	(15,540)	36,834	17,512

Income tax provision	$(107,304)	$(125,080)	$(182,489)

The income tax provision for the year ended December 31, 2011 is net of the deferred tax benefit due to the REIT Conversion of approximately $121 million.

The domestic and foreign components of income from continuing operations before income taxes and income on equity method investments were as follows for the years ended December 31, (in thousands):

	2012	2011	2010
United States	$787,960	$608,936	$536,188
Foreign	(86,666)	(102,041)	19,837

Total	$701,294	$506,895	$556,025

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

	2012	2011	2010
Statutory tax rate	35%	35%	35%
Tax adjustment related to REIT (1)	(35)	—	—
State taxes, net of federal benefit	1	6	3
Non-deductible stock compensation	—	—	1
Foreign taxes	4	3	—
Foreign withholding taxes	4	2	—
Changes in uncertain tax positions	(1)	1	(2)
Foreign currency losses	—	1	—
Reorganization of financing entity	—	—	(6)
Deferred tax adjustment due to REIT Conversion	—	(24)	—
Change in valuation allowance	8	—	—
Other	(1)	1	2

Effective tax rate	15%	25%	33%

(1)	Includes 18% from dividend paid deductions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset and related valuation allowance are as follows as of December 31, (in thousands):

	2012	2011
Current assets:
Allowances, accruals and other items not currently deductible	$31,561	$17,673
Net operating loss carryforwards	—	16,279
Current deferred liabilities	(2,509)	(17,345)

Subtotal	29,052	16,607
Valuation allowance	(3,298)	(517)

Net short-term deferred tax assets	$25,754	$16,090

Non-current items:
Assets:
Net operating loss carryforwards	127,914	48,962
Accrued asset retirement obligations	70,797	50,131
Stock-based compensation	25,258	26,993
Unearned revenue	21,912	20,896
Items not currently deductible and other	55,924	27,396
Depreciation and amortization	—	31,264
Liabilities:
Depreciation and amortization	(42,896)	—
Deferred rent	(18,640)	(9,987)
Other	(4,566)	(2,031)

Subtotal	235,703	193,624
Valuation allowance	(92,260)	(5,321)

Net long-term deferred tax assets	$143,443	$188,303

The valuation allowance increased from $5.8 million as of December 31, 2011 to $95.6 million as of December 31, 2012.

At December 31, 2012, the Company has provided a valuation allowance of approximately $95.6 million which primarily relates to foreign items. During 2012, the Company increased amounts recorded as valuation allowances due to the uncertainty as to the timing and the Company’s ability to recover net deferred tax assets in certain foreign operations in the foreseeable future. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The Company’s deferred tax assets as of December 31, 2012 and 2011 in the table above do not include $6.9 million and $3.0 million, respectively, of excess tax benefits from the exercises of employee stock options that are a component of net operating losses as these benefits can only be recognized when the related tax deduction reduces income taxes payable. If these benefits had been fully recognized in 2012, total equity as of December 31, 2012 would have increased by $6.9 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $101 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Should the Company decide to repatriate the foreign earnings, it may have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside of the United States.

At December 31, 2012, the Company had net federal, state, and foreign operating loss carryforwards available to reduce future taxable income, including losses related to employee stock options of approximately $0.3 billion. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2013 to 2017	$—	$118,719	$791
2018 to 2022	—	468,951	3,661
2023 to 2027	732,561	445,206	—
2028 to 2032	190,332	87,043	—
Indefinite carryforward	—	—	407,168

Total	$922,893	$1,119,919	$411,620

In addition, the Company has Mexican tax credits of $2.9 million which if not utilized would expire in 2017.

As of December 31, 2012 and 2011, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $30.6 million and $34.5 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2012	2011	2010
Balance at January 1	$38,886	$79,012	$87,975
Additions based on tax positions related to the current year	1,037	1,801	10,101
Additions for tax positions of prior years	—	16,520	11,109
Reductions for tax positions of prior years	(221)	(54,430)	(30,855)
Foreign currency	(439)	(3,550)	735
Reduction as a result of the lapse of statute of limitations and effective settlements	(4,926)	(467)	(53)

Balance at December 31,	$34,337	$38,886	$79,012

During the years ended December 31, 2012, 2011 and 2010, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $4.9 million, $0.5 million and less than $0.1 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

During the year ended December 31, 2012, the Company recorded penalties and tax-related interest benefit to the tax provision of $2.9 million. During the years ended December 31, 2011 and 2010, the Company recorded penalties and tax-related interest expense to the tax provision of $9.1 million and $2.3 million. As of December 31, 2012 and 2011, the total unrecognized tax benefits included in other non-current liabilities in the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets were $34.3 million and $36.6 million, respectively. As of December 31, 2012 and 2011, the total amount of accrued income tax-related interest and penalties included in other non-current liabilities in the consolidated balance sheets were $28.7 million and $31.5 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2012 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign net operating losses, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or expired.

The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2012.

14.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation of $52.0 million, $47.4 million and $52.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Stock-based compensation for the year ended December 31, 2011 included $3.0 million related to the modification of the vesting and exercise terms for a certain employee’s equity awards. The Company capitalized $2.2 million and $3.1 million of stock-based compensation expense as property and equipment during the years ended December 31, 2012 and 2011, respectively, and did not capitalize any stock-based compensation expense for the year ended December 31, 2010.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (“2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and generally expire ten years from the date of grant. In January 2013, the Company began granting awards under the 2007 Plan that allow for vesting of such awards upon retirement if the employee has reached certain eligibility requirements. The Company will recognize compensation expense for all stock-based compensation over the shorter of (i) the four year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits. As of December 31, 2012, the Company had the ability to grant stock-based awards with respect to an aggregate of 18.6 million shares of common stock under the 2007 Plan.

Stock Options—The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The risk-free treasury rate is based on the U.S. Treasury yield approximating the estimated life in effect at the accounting measurement date. The expected life (estimated period of time outstanding) is estimated using the vesting term and historical exercise behavior of Company employees. The expected volatility is based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend is the Company’s best estimate of expected future dividend yield.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to apply this pricing model are as follows:

	2012	2011	2010
Range of risk-free interest rate	0.62% – 1.03%	0.90% – 2.24%	1.41% – 2.39%
Weighted average risk-free interest rate	0.92%	1.97%	2.35%
Expected life of option grants	4.40 years	4.50 years	4.60 years
Range of expected volatility of underlying stock price	36.53% – 37.86%	36.89% – 38.13%	37.11% – 37.48%
Weighted average expected volatility of underlying stock price	37.84%	36.98%	37.14%
Weighted average expected annual dividends	1.50%	0.03%	N/A

The weighted average grant date fair value per share during the years ended December 31, 2012, 2011 and 2010 was $17.46, $17.18 and $15.03, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $59.5 million, $54.6 million and $62.7 million, respectively. As of December 31, 2012, total unrecognized compensation expense related to unvested stock options was approximately $30.8 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $50.9 million during the year ended December 31, 2012. During the year ended December 31, 2012, the Company realized approximately $2.1 million of state tax benefits from the exercise of stock options.

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2012	6,376,244	$37.36
Granted	1,237,172	62.22
Exercised	(1,614,657)	31.53
Forfeited	(162,839)	44.19
Expired	(5,975)	9.74

Outstanding as of December 31, 2012	5,829,945	$44.09	6.42	$193.45

Exercisable as of December 31, 2012	3,170,504	$37.07	4.86	$127.46
Vested or expected to vest as of December 31, 2012	5,829,945	$44.09	6.42	$193.45

The following table sets forth information regarding options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
703,811	$ 5.51 — $28.39	$26.32	5.47	458,581	$25.22
733,695	31.06— 31.54	31.49	3.52	691,370	31.50
972,017	32.21 — 37.70	37.52	4.50	970,173	37.53
1,237,938	38.06 — 47.25	43.41	6.07	823,641	43.56
966,548	50.78 — 58.60	51.25	8.23	198,019	51.14
1,215,936	62.00 — 71.50	62.22	9.20	28,720	62.00

5,829,945	$ 5.51 — $71.50	$44.09	6.42	3,170,504	$37.07

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units—During the year ended December 31, 2012, the Company granted restricted stock units pursuant to the 2007 Plan. Restricted stock units typically vest ratably over various periods, generally four years. The Company recognizes the expense associated with the units over the vesting term. The expense is based on the fair value of the units awarded at the date of grant, times the number of shares subject to the units awarded.

The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2012	2,197,460	$42.39
Granted	836,835	62.34
Vested	(893,739)	39.75
Forfeited	(172,003)	48.20

Outstanding as of December 31, 2012	1,968,553	$51.56

Expected to vest, net of estimated forfeitures, as of December 31, 2012	1,898,708	$51.37

The total fair value of restricted stock units which vested during the year ended December 31, 2012 was $56.3 million.

As of December 31, 2012, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $68.8 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the lower of the fair value on the first or the last day of such offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2012, 2011 and 2010 offering periods employee contributions were accumulated to purchase an estimated 87,749, 79,049 and 75,354 shares, respectively, at weighted average prices per share of $51.59, $44.56 and $34.16, respectively. The fair value of the ESPP offerings is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period over which employees accumulate payroll deductions to purchase the Company’s common stock. The weighted average fair value for the ESPP shares purchased during 2012, 2011 and 2010 was $13.64, $12.18 and $9.43, respectively. At December 31, 2012, 3.5 million shares remain reserved for future issuance under the plan.

Key assumptions used to apply this pricing model for the years ended December 31, are as follows:

	2012	2011	2010
Range of risk-free interest rate	0.05% – 0.12%	0.11% – 0.20%	0.22% – 0.23%
Weighted average risk-free interest rate	0.08%	0.16%	0.22%
Expected life of shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price	33.16% – 33.86%	33.96% – 34.55%	35.26% – 35.27%
Weighted average expected volatility of underlying stock price	33.54%	34.28%	35.26%
Expected annual dividends	1.50%	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    EQUITY

Warrants—In August 2005, the Company completed its merger with SpectraSite, Inc. and assumed outstanding warrants to purchase shares of SpectraSite, Inc. common stock. As of the merger completion date, each warrant was exercisable for two shares of SpectraSite, Inc. common stock at an exercise price of $32 per warrant. Upon completion of the merger, each warrant to purchase shares of SpectraSite, Inc. common stock automatically converted into a warrant to purchase shares of the Company’s common stock, such that upon exercise of each warrant, the holder has a right to receive 3.575 shares of the Company’s common stock in lieu of each share of SpectraSite, Inc. common stock that would have been receivable under each assumed warrant prior to the merger. Upon completion of the Company’s merger with SpectraSite, Inc., these warrants were exercisable for approximately 6.8 million shares of common stock. These warrants expired on February 10, 2010. No warrants were outstanding at December 31, 2012, 2011 and 2010.

Stock Repurchase Program—During the year ended December 31, 2012, the Company continued to repurchase shares of its common stock pursuant to its publicly announced stock repurchase program.

In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.5 billion of common stock (“2011 Buyback”).

During the year ended December 31, 2012, the Company repurchased 872,005 shares of its common stock for an aggregate of $62.7 million, including commissions and fees, pursuant to the 2011 Buyback. As of December 31, 2012, the Company had repurchased a total of approximately 4.3 million shares of its common stock under the 2011 Buyback for an aggregate of $243.9 million, including commissions and fees.

Between January 1, 2013 and January 21, 2013, the Company repurchased an additional 15,790 shares of its common stock for an aggregate of $1.2 million, including commissions and fees, pursuant to the 2011 Buyback. As of January 21, 2013, the Company had repurchased a total of approximately 4.3 million shares of its common stock under the 2011 Buyback for an aggregate of $245.2 million, including commissions and fees.

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

The Company continues to manage the pacing of the remaining $1.3 billion under the 2011 Buyback in response to general market conditions and other relevant factors. In the near term, the Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback are subject to the Company having available cash to fund repurchases.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions—During the year ended December 31, 2012, the Company declared and paid the following regular cash distributions to the stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 22, 2012	April 25, 2012	April 11, 2012	$0.21	$82.9
June 20, 2012	July 18, 2012	July 2, 2012	$0.22	$86.9
September 19, 2012	October 15, 2012	October 1, 2012	$0.23	$90.9
December 6, 2012	December 31, 2012	December 17, 2012	$0.24	$94.8

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which will be payable upon vesting. As of December 31, 2012, the Company had accrued $0.7 million of distributions payable upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

16.    IMPAIRMENTS, NET LOSS ON SALE OF LONG-LIVED ASSETS

During the years ended December 31, 2012, 2011 and 2010, the Company recorded impairment charges and net losses on sale of long-lived assets of $34.4 million, $17.4 million and $16.7 million, respectively. These charges are primarily related to assets included in the Company’s domestic rental and management segment and are included in other operating expenses in the consolidated statements of operation.

Included in these amounts are impairment charges of approximately $21.5 million, $9.0 million and $12.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, to write down certain assets to net realizable value after an indicator of impairment had been identified. Included in amounts recorded for the year ended December 31, 2012, was an impairment charge of approximately $10.8 million resulting from the impairment of one of the Company’s outdoor DAS networks upon the termination of a tenant lease.

Also included in these amounts are net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $12.9 million, $8.4 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

17.    EARNINGS PER COMMON SHARE

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 18).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth basic and diluted income from continuing operations per common share computational data for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share data):

	2012	2011	2010
Income from continuing operations attributable to American Tower Corporation	$637,283	$396,462	$372,906

Basic weighted average common shares outstanding	394,772	395,711	401,152
Dilutive securities	4,515	4,484	2,920

Diluted weighted average common shares outstanding	399,287	400,195	404,072

Basic income from continuing operations attributable to
American Tower Corporation per common share	$1.61	$1.00	$0.93

Diluted income from continuing operations attributable to
American Tower Corporation per common share	$1.60	$0.99	$0.92

For the year ended December 31, 2010, the weighted average number of common shares outstanding excludes shares issuable upon conversion of the Company’s convertible notes of 0.1 million. For the years ended December 31, 2012, 2011 and 2010, the diluted weighted average number of common shares outstanding excludes shares issuable upon exercise of the Company’s stock options and share based awards of 1.0 million, 0.9 million and 1.1 million, respectively, as the effect would be anti-dilutive.

18.    COMMITMENTS AND CONTINGENCIES

Litigation—The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of Company management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or liquidity.

SEC Subpoena—On June 2, 2011, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”) requesting certain documents from 2007 through the date of the subpoena, including in particular documents related to our tax accounting and reporting. On November 6, 2012, the SEC notified the Company that the SEC’s investigation has been completed. The SEC indicated that it does not intend to recommend any enforcement action against the Company.

Mexico Litigation—One of the Company’s subsidiaries, SpectraSite Communications, Inc. (“SCI “), a predecessor in interest by conversion to SpectraSite Communications, LLC, was involved in a lawsuit brought in Mexico against a former Mexican subsidiary of SCI (the subsidiary of SCI was sold in 2002, prior to the Company’s acquisition of SCI in 2005). The lawsuit concerns a terminated tower construction contract and related agreements with a wireless carrier in Mexico. The primary issue for the Company is whether SCI itself can be found liable to the Mexican carrier. The trial and lower appellate courts initially found that SCI had no such liability in part because Mexican courts did not have the necessary jurisdiction over SCI. In September 2010, following several decisions by Mexican appellate courts, including the Supreme Court of Mexico, and related appeals by both parties, an intermediate appellate court issued a new decision that would have, if enforceable, re-imposed liability on SCI if the primary defendant in the case were unable to satisfy the judgment. In its decision, the intermediate appellate court identified potential damages, in the form of potential statutory interest, of approximately $6.7 million as of that date. On October 14, 2010, the Company filed a new constitutional appeal to again dispute the decision, which was rejected on January 24, 2012. The case was

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

returned to the trial court to determine whether any actual damages should be awarded to the Mexican carrier. On August 2, 2012, the trial court entered judgment against the primary defendant and SCI in the amount of approximately $6.5 million. Each party appealed the trial court’s determination and on October 17, 2012, the appellate court entered judgment against the primary defendant in the amount of approximately $7.9 million with SCI responsible for any amount not recoverable from the primary defendant. On November 9, 2012, SCI filed a constitutional appeal of the appellate court ruling. In connection with the Company’s acquisition of a portfolio of communications sites from the Mexican carrier on January 31, 2013, the Mexican carrier released all of its claims against SCI, including any obligation of SCI to pay any damages.

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

Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower site and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the lease. Such payments in effect at December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$364,427
2014	352,624
2015	343,478
2016	328,826
2017	317,533
Thereafter	2,878,866

Total	$4,585,754

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2012, 2011 and 2010 approximated $419.0 million, $366.1 million and $300.0 million, respectively.

Future minimum payments under capital leases in effect at December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$8,242
2014	7,316
2015	5,377
2016	5,485
2017	4,897
Thereafter	164,520

Total minimum lease payments	195,837
Less amounts representing interest	(138,544)

Present value of capital lease obligations	$57,293

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant. In the United States, initial terms for television and radio broadcast leases typically range between 10 to 20 years, while leases for wireless communications providers generally have initial terms of five to ten years. Internationally, the Company’s typical tenant leases have an initial term of 10 years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the tenant.

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$2,519,271
2014	2,464,510
2015	2,461,416
2016	2,370,434
2017	2,264,910
Thereafter	8,142,544

Total	$20,223,085

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,450 towers from AT&T commencing between December 2000 and August 2004. All of the towers are part of the Company’s Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $545.2 million as of December 31, 2012, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”) to acquire towers through a 15-year sublease agreement. Pursuant to the agreement with Verizon, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $69.1 million as of December 31, 2012. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at December 31, 2012 would be valued at approximately $105.5 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular lease. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2012, is not aware of any agreements that could result in a material payment.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the liability is also reasonably estimable. Subsequent to December 31, 2012, the Company received a notice from the Indian tax authorities in connection with a review of transactions by Essar Telecom Infrastructure Private Limited (“ETIPL”) in 2008, prior to the Company’s acquisition of ETIPL in August 2010. The Company believes that under its definitive agreement, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010.

19.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Supplemental cash flow information:
Cash paid for interest	$366,458	$274,234	$219,408
Cash paid for income taxes (net of refunds of $20,847, $9,277 and $9,977, respectively)	69,277	53,909	36,381
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(10,244)	8,507	11,253
Purchases of property and equipment under capital leases	19,219	6,800	2,200
Fair value of debt assumed through acquisitions	—	209,321	—

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    BUSINESS SEGMENTS

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments:

•	Domestic: consisting of rental and management operations in the United States; and

•	International: consisting of rental and management operations in Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda.

The Company has applied the aggregation criteria to operations within the international rental and management operating segments on a basis consistent with management’s review of information and performance evaluation.

The Company’s network development services segment offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which primarily support its site leasing business and the addition of new tenants and equipment on its sites. The network development services segment is a strategic business unit that offers different services from the rental and management operating segments and requires different resources, skill sets and marketing strategies.

The accounting policies applied in compiling segment information below are similar to those described in note 1. In evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other (expense) income, net income (loss) attributable to noncontrolling interest, income (loss) on equity method investments, income taxes and discontinued operations. The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2012, 2011 and 2010 is shown in the following tables. The Other column represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other (expense)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income, as well as reconciles segment operating profit to income from continuing operations before income taxes and income on equity method investments, as the amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2012	Domestic	International
	(in thousands)
Segment revenues	$1,940,689	$862,801	$2,803,490	$72,470		$2,875,960
Segment operating expenses (1)	357,555	328,333	685,888	34,830		720,718
Interest income, TV Azteca, net	—	14,258	14,258	—		14,258

Segment gross margin	1,583,134	548,726	2,131,860	37,640		2,169,500

Segment selling, general, administrative and development expense (1)	85,663	95,579	181,242	6,744		187,986

Segment operating profit	$1,497,471	$453,147	$1,950,618	$30,896		$1,981,514

Stock-based compensation expense					$51,983	51,983
Other selling, general, administrative and development expense					89,093	89,093
Depreciation, amortization and accretion					644,276	644,276
Other expense (principally interest expense and other (expense) income)					494,868	494,868

Income from continuing operations before income taxes and income on equity method investments						$701,294

Capital expenditures	$268,997	$279,004	$548,001	$—	$20,047	$568,048

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $50.2 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2011	Domestic	International
	(in thousands)
Segment revenues	$1,744,260	$641,925	$2,386,185	$57,347		$2,443,532
Segment operating expenses (1)	353,458	235,709	589,167	29,460		618,627
Interest income, TV Azteca, net	—	14,214	14,214	—		14,214

Segment gross margin	1,390,802	420,430	1,811,232	27,887		1,839,119

Segment selling, general, administrative and development expense (1)	77,041	82,106	159,147	7,864		167,011

Segment operating profit	$1,313,761	$338,324	$1,652,085	$20,023		$1,672,108

Stock-based compensation expense					$47,437	47,437
Other selling, general, administrative and development expense					76,705	76,705
Depreciation, amortization and accretion					555,517	555,517
Other expense (principally interest expense and other (expense) income)					485,554	485,554

Income from continuing operations before income taxes and income on equity method investments						$506,895

Capital expenditures	$325,264	$178,826	$504,090	$—	$18,925	$523,015

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.3 million and $45.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2010	Domestic	International
	(in thousands)
Segment revenues	$1,565,474	$370,899	$1,936,373	$48,962		$1,985,335
Segment operating expenses	325,360	122,269	447,629	26,957		474,586
Interest income, TV Azteca, net	—	14,212	14,212	—		14,212

Segment gross margin	1,240,114	262,842	1,502,956	22,005		1,524,961

Segment selling, general, administrative and development expense (1)	62,295	45,877	108,172	6,312		114,484

Segment operating profit	$1,177,819	$216,965	$1,394,784	$15,693		$1,410,477

Stock-based compensation expense					$52,555	52,555
Other selling, general, administrative and development expense					62,730	62,730
Depreciation, amortization and accretion					460,726	460,726
Other expense (principally interest expense and other (expense) income)					278,441	278,441

Income from continuing operations before income taxes and income on equity method investments						$556,025

Capital expenditures	$260,739	$68,827	$329,566	$5,496	$11,602	$346,664

(1)	Segment selling, general, administrative and development expense excludes stock-based compensation expense of $52.6 million.

Additional information relating to the total assets of the Company’s operating segments for the years ended December 31, is as follows (in thousands):

	December 31,
	2012	2011 (1)
Domestic rental and management	$8,471,269	$7,789,578
International rental and management (2)	5,190,587	3,942,258
Network development services	63,956	33,941
Other (3)	363,317	476,618

	$14,089,129	$12,242,395

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.
(3)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized geographic information related to the Company’s operating revenues and long-lived assets as of and for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	December 31,
	2012	2011	2010
Operating Revenues:
United States	$2,013,159	$1,801,607	$1,614,436
International:
Brazil	198,068	177,526	104,922
Chile	22,114	7,380	735
Colombia	48,424	13,690	1,553
Germany	4,030	—	—
Ghana	81,818	41,464	—
India	181,863	170,680	98,799
Mexico	217,473	183,175	164,039
Peru	5,310	4,546	851
South Africa	80,202	43,464	—
Uganda	23,499	—	—

Total international	862,801	641,925	370,899

Total operating revenues	$2,875,960	$2,443,532	$1,985,335

	December 31,
	2012	2011(1)
Long-Lived Assets (2):
United States	$7,558,076	$7,053,599
International (3):
Brazil	909,330	695,923
Chile	196,387	178,670
Colombia	380,326	316,096
Germany	539,670	—
Ghana	377,553	427,759
India	676,049	671,091
Mexico	709,341	546,678
Peru	65,756	63,956
South Africa	230,833	199,293
Uganda	173,773	—

Total international	4,259,018	3,099,466

Total long-lived assets	$11,817,094	$10,153,065

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Includes property, equipment, goodwill and other intangible assets.
(3)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three tenants within the domestic and international rental and management segments and network development services segment accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
AT&T Mobility	18%	20%	20%
Sprint Nextel	14%	14%	16%
Verizon Wireless	11%	12%	15%

21.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2012, 2011, and 2010, the Company had no significant related party transactions.

22.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2012:
Operating revenues	$696,517	$697,734	$713,335	$768,374	$2,875,960
Cost of operations (1)	170,985	172,384	184,904	194,206	722,479
Operating income	274,446	270,486	295,552	279,235	1,119,719
Net income	210,358	33,689	231,825	118,153	594,025
Net income attributable to American Tower Corporation	221,306	48,209	232,089	135,679	637,283
Basic net income per common share	0.56	0.12	0.59	0.34	1.61
Diluted net income per common share	0.56	0.12	0.58	0.34	1.60

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2011:
Operating revenues	$562,695	$597,235	$630,403	$653,199	$2,443,532
Cost of operations (1)	135,328	151,077	168,933	165,618	620,956
Operating income	218,300	225,789	228,305	247,738	920,132
Net income (loss)	91,961	113,171	(19,726)	196,434	381,840
Net income (loss) attributable to American Tower Corporation	91,842	115,211	(15,701)	205,110	396,462
Basic net income (loss) per common share	0.23	0.29	(0.04)	0.52	1.00
Diluted net income (loss) per common share	0.23	0.29	(0.04)	0.52	0.99

(1)	Represents operating expenses, exclusive of depreciation, amortization and accretion, selling, general, administrative and development expense, and other operating expense.

23.    SUBSEQUENT EVENTS

3.50% Senior Notes—On January 8, 2013, the Company completed a registered offering of $1.0 billion aggregate principal amount of the 3.50% Notes. The 3.50% Notes have an interest rate of 3.50% per annum and were issued at a price equal to 99.185% of their face value. The net proceeds to the Company from the offering were

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $983.4 million, after deducting commissions and expenses. The Company used $265.0 million of the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and $718.4 million to repay a portion of the outstanding indebtedness under the 2012 Credit Facility.

The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on July 31, 2013. The Company may redeem the 3.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date.

If the Company undergoes a change of control and ratings decline, each as defined in the supplemental indenture, the Company will be required to offer to repurchase all of the 3.50% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 3.50% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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

Mexico—Axtel Acquisition—On January 23, 2013, the Company entered into a definitive agreement to purchase communications sites from Axtel, S.A.B. de C.V. (“Axtel”). Pursuant to the definitive agreement, on January 31, 2013, the Company acquired 883 sites from Axtel for an aggregate purchase price of $248.5 million, subject to post-closing adjustments and value added tax.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

SCHEDULE III—SCHEDULE OF REAL ESTATE

AND ACCUMULATED DEPRECIATION

Description	Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period		Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
54,604 sites (1)	2,120,804	(2)	(3)	(3)	8,316,547	(4)	(2,968,230)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(2)	Certain assets secure debt of approximately $2.1 billion.
(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)	Does not include those sites under construction.

Gross amount at which carried at January 1, 2012		7,192,641
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions (1)	739,144
Discretionary capital projects (2)	217,935
Discretionary ground lease purchases (3)	93,990
Redevelopment capital expenditures (4)	67,309
Capital improvements (5)	70,453
Other (6)	30,813

Total additions		1,219,644

Deductions during period:
Cost of real estate sold or disposed	(15,288)
Other (7)	(80,450)

Total deductions:		(95,738)

Balance at December 31, 2012		8,316,547

(1)	Other acquisitions include acquisitions of sites.
(2)	Discretionary capital projects include amounts incurred primarily for the construction of new sites.
(3)	Discretionary ground lease purchases include amounts incurred to purchase or otherwise secure the land under communications sites.
(4)	Redevelopment capital expenditures include amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.
(5)	Capital improvements include amounts incurred to maintain existing sites.
(6)	Primarily includes asset retirement obligations and regional improvements.
(7)	Primarily includes foreign currency exchange rate fluctuations.

Gross amount of accumulated depreciation at January 1, 2012		(2,646,927)
Additions during period:
Depreciation	(344,778)
Other	(253)

Total additions		(345,031)

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	10,920
Other	12,808

Total deductions		23,728

Balance at December 31, 2012		(2,968,230)

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Quarterly Report on Form 10-Q (File No. 001-14195) filed August 14, 2001;

(3)	Current Report on Form 8-K (File No. 001-14195) filed on May 5, 2005;

(4)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(5)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(6)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(7)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(8)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 7, 2007;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(11)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(12)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(13)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(14)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2009;

(15)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(16)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(18)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010;

(19)	Current Report on Form 8-K (File No. 001-14195) filed on March 16, 2011;

(20)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 5, 2011;

(21)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(23)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(24)	Annual Report on Form 10-K (File No. 001-14195) filed on February 29, 2012;

(25)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(26)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 2, 2012; and

(27)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and among American Tower Corporation, Asteroid Merger Sub, LLC and SpectraSite, Inc., dated as of May 3, 2005	2(3)

2.2	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1(21)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware effective as of December 31, 2011	3.1(23)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2(23)

3.3	Amended and Restated By-Laws of the Company, adopted effective as of December 31, 2011	3.3(23)

4.1	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(9)

4.2	Indenture dated as of June 10, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1(13)

4.3	Indenture dated as of October 20, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee for the 4.625% Senior Notes due 2015	10.1(14)

4.4	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(16)

4.5	Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.05% Senior Notes due 2020	4(17)

4.6	Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 4.50% Senior Notes due 2018	4.1(18)

4.7	Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.90% Senior Notes due 2021	4.1(22)

4.8	First Supplemental Indenture, dated as of December 2, 2008, to Indenture dated as of October 1, 2007, by and between the Company and the Bank of New York Mellon Trust Company N.A. as Trustee, for the 7.00% Senior Notes due 2017	4.8(24)

4.9	Second Supplemental Indenture, dated as of December 30, 2011, to Indenture dated as of October 1, 2007, with respect to the 7.000% Senior Notes of the Company’s predecessor prior to the REIT Conversion (the “Predecessor Registrant”), by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(23)

Exhibit No.	Description of Document	Exhibit File No.

4.10	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of June 10, 2009, with respect to the Predecessor Registrant’s 7.25% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.4 (23)

4.11	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of October 20, 2009 with respect to the Predecessor Registrant’s 4.625% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.5 (23)

4.12	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.6(23)

4.13	Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee	4.1(25)

4.14	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee	4.1(27)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (5)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5(15)*

10.3	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.4	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.5	American Tower Corporation 2007 Equity Incentive Plan	Annex A (6)*

10.6	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.6*

10.7	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(7)*

10.8	Form of Restricted Stock Unit Agreement (U.S.) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.8*

10.9	Form of Restricted Stock Unit Agreement (International) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.9*

10.10	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(4)*

10.11	Amendment, dated August 6, 2009, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(10)*

Exhibit No.	Description of Document	Exhibit File No.

10.12	Amended and Restated Registration Rights Agreement, dated as of February 25, 1999, by and among the Company and each of the parties named therein	10.2(2)

10.13	Loan and Security Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and American Tower Depositor Sub, LLC, as Lender	10.1(8)

10.14	Management Agreement, dated as of May 4, 2007, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners and SpectraSite Communications, LLC, as Manager	10.2 (8)

10.15	Cash Management Agreement, dated as of May 4, 2007, among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, American Tower Depositor Sub, LLC, as Lender, LaSalle Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(8)

10.16	Trust and Servicing Agreement, dated as of May 4, 2007, among American Tower Depositor Sub, LLC, as Depositor, The Bank of New York, as Servicer, and LaSalle Bank National Association, as Trustee	10.4(8)

10.17	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(1)

10.18	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(1)

10.19	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.20	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on February 17, 2012)	*

10.21	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7(12)**

10.22	Letter Agreement, dated as of February 20, 2009, by and between the Company and Thomas A. Bartlett	10.1(11)*

10.23	Form of Waiver and Termination Agreement	10.4(11)

10.24	American Tower Corporation Severance Plan, as amended	10.35(15)*

10.25	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36(15)*

10.26	Letter Agreement, dated as of March 11, 2011 by and between the Company and Steven C. Marshall	10.1(19)*

Exhibit No.	Description of Document	Exhibit File No.

10.27	Loan Agreement, dated as of April 8, 2011, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Barclays Bank plc and JPMorgan Chase Bank, N.A., as Issuing Banks, Barclays Capital, as Syndication Agent and the several other lenders that are parties thereto	10.1(20)

10.28	Assumption Agreement, dated as of December 30, 2011, among the Company, the Predecessor Registrant and Toronto Dominion (Texas) LLC, relating to the Loan Agreement, dated as of June 8, 2007, among American Tower Corporation, as Borrower, JPMorgan Chase Bank, N.A. and The Toronto Dominion Bank, New York Branch, as Issuing Banks, Toronto Dominion (Texas) LLC, as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the several lenders that are parties thereto	10.1 (23)

10.29	Loan Agreement, dated as of January 31, 2012, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, CitiBank, N.A., The Royal Bank of Scotland plc and TD Securities (USA) LLC, as Co-Syndication Agents, J.P. Morgan Securities LLC, TD Securities (USA) LLC, CitiGroup Global Markets Inc. and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank plc, Morgan Stanley MUFG Loan Partners, LLC, Mizuho Corporate Bank, Ltd. and RBC Capital Markets, as Joint Bookrunners and the several other lenders that are parties thereto	10.38 (24)

10.30	Term Loan Agreement, dated as of June 29, 2012, among the Company, as Borrower, The Royal Bank of Scotland plc, as Administrative Agent, Royal Bank of Canada and TD Securities (USA) LLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, RBS Securities Inc., RBC Capital Markets, LLC and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Securities LLC and Morgan Stanley MUFG Loan Partners, LLC, as Joint Bookrunners, and lenders that are signatories thereto.	10.1 (26)

10.31	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	Filed herewith as Exhibit 10.31*

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

Exhibit No.	Description of Document	Exhibit File No.

101

The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):

101.INS—XBRL Instance Document

101.SCH—XBRL Taxonomy Extension Schema Document

101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document

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