Form 10-Q
period 2013-03-31
AMERICAN TOWER CORP /MA/
filed 2013-05-01
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2013.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 001-14195

AMERICAN TOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of April 19, 2013, there were 395,485,671 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$441,706	$368,618
Restricted cash	46,733	69,316
Short-term investments	13,004	6,018
Accounts receivable, net	145,446	143,772
Prepaid and other current assets	232,110	222,851
Deferred income taxes	24,617	25,754

Total current assets	903,616	836,329

PROPERTY AND EQUIPMENT, net	5,879,513	5,796,517
GOODWILL	2,898,638	2,881,959
OTHER INTANGIBLE ASSETS, net	3,271,981	3,136,602
DEFERRED INCOME TAXES	215,559	209,257
DEFERRED RENT ASSET	811,903	776,201
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	482,530	452,788

TOTAL	$14,463,740	$14,089,653

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,769	$89,578
Accrued expenses	263,187	287,575
Distributions payable	103,095	189
Accrued interest	80,065	71,271
Current portion of long-term obligations	57,603	60,031
Unearned revenue	148,405	124,147

Total current liabilities	739,124	632,791

LONG-TERM OBLIGATIONS	8,791,520	8,693,345
ASSET RETIREMENT OBLIGATIONS	455,982	435,635
OTHER NON-CURRENT LIABILITIES	695,592	643,701

Total liabilities	10,682,218	10,405,472

COMMITMENTS AND CONTINGENCIES EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value; 1,000,000,000 shares authorized; 396,624,027 and 395,963,218 shares issued; and 395,587,902 and 395,091,213 shares outstanding, respectively	3,966	3,959
Additional paid-in capital	5,029,261	5,012,124
Distributions in excess of earnings	(1,128,361)	(1,196,907)
Accumulated other comprehensive loss	(158,043)	(183,347)
Treasury stock (1,036,125 and 872,005 shares at cost, respectively)	(75,208)	(62,728)

Total American Tower Corporation equity	3,671,615	3,573,101
Noncontrolling interest	109,907	111,080

Total equity	3,781,522	3,684,181

TOTAL	$14,463,740	$14,089,653

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUES:
Rental and management	$777,433	$683,990
Network development services	25,295	12,527

Total operating revenues	802,728	696,517

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $246 and $197, respectively)	191,295	163,724
Network development services (including stock-based compensation expense of $192 and $264, respectively)	10,471	7,261
Depreciation, amortization and accretion	185,804	149,655
Selling, general, administrative and development expense (including stock-based compensation expense of $20,604 and $12,584, respectively)	101,153	79,584
Other operating expenses	14,319	21,847

Total operating expenses	503,042	422,071

OPERATING INCOME	299,686	274,446

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371 and $371, respectively	3,543	3,543
Interest income	1,714	2,253
Interest expense	(111,766)	(95,117)
Loss on retirement of long-term obligations	(35,298)	(398)
Other income (including unrealized foreign currency gains of $22,143 and $55,838, respectively)	22,291	52,861

Total other expense	(119,516)	(36,858)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	180,170	237,588
Income tax provision	(19,222)	(27,248)
Income on equity method investments	—	18

NET INCOME	160,948	210,358
Net loss (income) attributable to noncontrolling interest	10,459	10,948

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$171,407	$221,306

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation	$0.43	$0.56

Diluted net income attributable to American Tower Corporation	$0.43	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	395,239	393,885

Diluted	399,659	398,453

DISTRIBUTIONS DECLARED PER SHARE	$0.26	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—Unaudited

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$160,948	$210,358
Other comprehensive income:
Changes in fair value of cash flow hedges, net of taxes of $111 and $0, respectively	(1,044)	(383)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $59 and $0, respectively	549	48
Reclassification of unrealized losses on available-for-sale securities to net income	—	495
Foreign currency translation adjustments, net of taxes of $13,732 and $642, respectively	27,427	36,909

Other comprehensive income	26,932	37,069

Comprehensive income	187,880	247,427

Comprehensive loss attributable to noncontrolling interest	8,831	18,814

Comprehensive income attributable to American Tower Corporation	$196,711	$266,241

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,948	$210,358
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	21,042	13,045
Depreciation, amortization and accretion	185,804	149,655
Loss on early retirement of securitized debt	35,288	—
Other non-cash items reflected in statements of operations	(7,496)	(28,342)
Increase in net deferred rent asset	(26,806)	(28,789)
Decrease (increase) in restricted cash	22,583	(13,490)
(Increase) decrease in assets	(7,374)	55,126
Increase in liabilities	10,047	44,454

Cash provided by operating activities	394,036	402,017

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(123,905)	(121,032)
Payments for acquisitions, net of cash acquired	(245,094)	(159,403)
Proceeds from sale of short-term investments and other non-current assets	7,150	1,095
Payments for short-term investments	(14,650)	(10,085)
Deposits, restricted cash, investments and other	(129)	(1,871)

Cash used for investing activities	(376,628)	(291,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	—	17,127
Borrowings under credit facilities	249,000	1,325,000
Proceeds from issuance of senior notes, net	983,354	698,670
Proceeds from issuance of Securities in securitization transaction, net	1,778,496	—
Proceeds from other long-term borrowings	—	16,676
Repayments of notes payable, credit facilities and capital leases	(2,937,744)	(2,018,847)
Contributions from noncontrolling interest holders, net	7,658	3,327
Purchases of common stock	(12,480)	(20,665)
Proceeds from stock options	6,140	15,615
Payment for early retirement of securitized debt	(29,234)	—
Deferred financing costs and other financing activities	(10,561)	(9,463)

Cash provided by financing activities	34,629	27,440

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	21,051	2,906

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,088	141,067
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	368,618	330,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$441,706	$471,258

CASH PAID (RECEIVED) FOR INCOME TAXES (NET OF REFUNDS OF $704 AND PAYMENTS OF $12,972, RESPECTIVELY)	$13,543	$(897)

CASH PAID FOR INTEREST	$95,251	$77,936

NON-CASH INVESTING AND FINANCING ACTIVITIES:
DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$1,691	$7,813

PURCHASES OF PROPERTY, PLANT AND EQUIPMENT UNDER CAPITAL LEASES	$4,495	$1,066

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Earnings (Distributions) in Excess of Distributions (Earnings)	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2012	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	1,035,202	10	—	—	13,455	—	—	—	13,465
Treasury stock activity	—	—	(79,000)	(4,924)	—	—	—	—	(4,924)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(287)	—	(96)	(383)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	48	—	—	48
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustment, net of tax	—	—	—	—	—	44,679	—	(7,770)	36,909
Contributions from noncontrolling interest	—	—	—	—	—	—	—	3,504	3,504
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(177)	(177)
Dividends/distributions declared	—	—	—	—	—	—	(83,034)	—	(83,034)
Net income (loss)	—	—	—	—	—	—	221,306	(10,948)	210,358

BALANCE, MARCH 31, 2012	394,677,281	$3,946	(79,000)	$(4,924)	$4,917,255	$(97,682)	$(1,339,627)	$107,435	$3,586,403

BALANCE, JANUARY 1, 2013	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	660,809	7	—	—	17,137	—	—	—	17,144
Treasury stock activity	—	—	(164,120)	(12,480)	—	—	—	—	(12,480)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(1,115)	—	71	(1,044)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	511	—	38	549
Foreign currency translation adjustment, net of tax	—	—	—	—	—	25,908	—	1,519	27,427
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7,820	7,820
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(162)	(162)
Dividends/distributions declared	—	—	—	—	—	—	(102,861)	—	(102,861)
Net income (loss)	—	—	—	—	—	—	171,407	(10,459)	160,948

BALANCE, MARCH 31, 2013	396,624,027	$3,966	(1,036,125)	$(75,208)	$5,029,261	$(158,043)	$(1,128,361)	$109,907	$3,781,522

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.	Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications real estate in the United States, Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. The Company began operating as a real estate investment trust for federal income tax purposes (“REIT”) effective January 1, 2012.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company believes that since January 1, 2012, it has been organized and has operated in a manner that enables it to qualify, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include its network development services segment. In addition, the Company has included most of its international operations and DAS networks business within its TRSs. The Company changed the election for substantially all of its Mexican operations, all of which was previously designated as a TRS, to be treated as a qualified REIT subsidiary as of March 1, 2013. Although the election did not have a material effect on the Company’s deferred tax position, the Company recognized a one-time dividend from its Mexican operations, the income from which the Company may either offset with its net operating losses or distribute to its stockholders as part of its regular distributions. For all periods subsequent to March 1, 2013, the Company will be required to include the income from its Mexican operations as part of its REIT taxable income for the purpose of computing the Company’s REIT distribution requirements.

The Company is also considering changing the election of other previously designated TRSs, which hold certain of its other international operations, to be treated as qualified REIT subsidiaries or other disregarded entities (collectively, “QRSs”), and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs.

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

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying condensed consolidated financial statements. The significant estimates in the accompanying condensed consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance on comprehensive income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) by component. This guidance enhances the transparency of changes in other comprehensive income (“OCI”) and items transferred out of AOCI in the financial statements and it does not amend any existing requirements for reporting net income or OCI in the financial statements. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on the Company’s condensed consolidated financial condition or results of operations.

In February 2013, the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s disclosures in the condensed consolidated financial statements.

2.	Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Prepaid operating ground leases	$61,046	$56,916
Prepaid income tax	56,475	57,665
Prepaid assets	31,660	19,037
Value added tax and other consumption tax receivables	16,412	22,443
Other miscellaneous current assets	66,517	66,790

Balance	$232,110	$222,851

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

3.	Accrued Expenses

Accrued expenses consist of the following as of (in thousands):

	March 31, 2013	December 31, 2012 (1)
Accrued property and real estate taxes	$39,280	$36,814
Payroll and related withholdings	28,596	37,586
Accrued rent	23,725	24,394
Other accrued expenses	171,586	188,781

Balance	$263,187	$287,575

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.

4.	Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2013 (1)	$2,320,777	$559,182	$2,000	$2,881,959
Additions	—	14,796	—	14,796
Effect of foreign currency translation	—	1,883	—	1,883

Balance as of March 31, 2013	$2,320,777	$575,861	$2,000	$2,898,638

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following (in thousands):

		As of March 31, 2013			As of December 31, 2012 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (2)	Up to 20	$1,753,626	$(738,687)	$1,014,939	$1,701,188	$(721,135)	$980,053
Acquired customer-related intangibles	15-20	3,188,837	(1,022,610)	2,166,227	3,065,979	(979,264)	2,086,715
Acquired licenses and other intangibles	3-20	26,180	(21,037)	5,143	26,079	(20,835)	5,244
Economic Rights, TV Azteca	70	30,439	(14,732)	15,707	28,954	(13,902)	15,052

Total		4,999,082	(1,797,066)	3,202,016	4,822,200	(1,735,136)	3,087,064
Deferred financing costs, net (3)	N/A			69,965			49,538

Other intangible assets, net				$3,271,981			$3,136,602

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.

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

The Company amortizes these intangibles on a straight-line basis over the estimated useful lives. As of March 31, 2013, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, was approximately 13 years. Amortization of intangible assets for the three months ended March 31, 2013 and 2012 was approximately $60.5 million and $51.8 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. The Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in millions):

Fiscal Year
2013 (remaining year)	$193.9
2014	234.4
2015	221.0
2016	213.6
2017	212.1
2018	210.7

5.	Financing Transactions

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company, through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). On March 15, 2013, the Company repaid all indebtedness outstanding under the Certificates ($1.75 billion in principal amount), plus prepayment consideration and accrued interest thereon and other costs and expenses related thereto, with proceeds from the offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A, as described in more detail below (collectively, the “Securities”). The Company recorded a loss on retirement of long-term obligations in the accompanying statements of operations of $35.3 million, consisting of prepayment consideration of $29.2 million and the expense of deferred financing costs of $6.1 million.

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A—On March 15, 2013, the Company completed a securitization transaction (the “Securitization”) involving assets related to 5,195 wireless and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

broadcast communications towers (the “Secured Towers”) owned by two special purpose subsidiaries of the Company, through a private offering of $1.8 billion of the Securities. The net proceeds of the transaction were $1.78 billion. The Securities were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), an indirect wholly owned special purpose subsidiary of the Company. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to a securitization.

The Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The effective weighted average interest rate of the Loan is 2.648%. The Series 2013-1A Securities have an expected life of five years with a final repayment date in March 2043. The Series 2013-2A Securities have an expected life of ten years with a final repayment date in March 2048. The effective weighted average life of the Securities is 8.6 years.

Amounts due under the Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Securities and for any other payments required by the Loan Agreement or Trust Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to March 15, 2018, which is the anticipated repayment date for the component of the Loan associated with the Series 2013-1A Securities. On a monthly basis, after payment of all required amounts under the Loan Agreement and Trust Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, and can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the principal amount of the Loan, is 1.30x or less (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be below the Cash Trap DSCR for two consecutive calendar quarters, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR is equal to or falls below 1.15x (the “Minimum DSCR”) for such calendar quarter and such amortization period will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters or (ii) on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. During an amortization period all excess cash is applied to payment of the principal on the Loan.

The Borrowers may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the Series 2013-1A Securities or eighteen months of the anticipated repayment date for the 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities will be due in March 2043. The entire unpaid principal balance of the component of the Loan related to the Series 2013-2A Securities will be due in March 2048. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Towers, (2) a pledge of their operating cash flows from the Secured Towers, (3) a security interest in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

substantially all of the Borrowers’ personal property and fixtures and (4) the Borrowers’ rights under the tenant leases and the Management Agreement entered into in connection with the Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of entering a securitization transaction, and the assets and credit of these entities are not available to satisfy the debts and other obligations of the Company or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets other than customary carveouts for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Secured Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Secured Towers to the Company. If the Borrowers were to default on the Loan, Midland Loan Services, a Division of PNC Bank, National Association, in its capacity as servicer on behalf of the trustee, could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case the Company could lose the Secured Towers and the revenue associated with the Secured Towers.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the Trustee and then released. The $39.3 million held in the reserve accounts as of March 31, 2013 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.

Senior Notes Offering—On January 8, 2013, the Company completed a registered public offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (the “3.50% Notes”), which were issued at a price equal to 99.185% of their fair value. The net proceeds to the Company from the offering were approximately $983.4 million, after deducting commissions and expenses. The Company used $265.0 million of the net proceeds to repay the outstanding indebtedness under its $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit Facility”) and $718.4 million to repay a portion of the outstanding indebtedness incurred under its $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”).

The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on July 31, 2013. The Company may redeem the 3.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes began to accrue on January 8, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

2011 Credit Facility—As of March 31, 2013, the Company did not have any amounts outstanding under the 2011 Credit Facility and had approximately $1.9 million of undrawn letters of credit. The Company repaid all outstanding amounts on January 8, 2013 with net proceeds received from the offering of the 3.50% Notes. The Company continues to maintain the ability to draw down and repay amounts under the 2011 Credit Facility in the ordinary course.

The 2011 Credit Facility has a term of five years and matures on April 8, 2016. The current margin over London Interbank Offered Rate (“LIBOR”) that the Company would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the 2011 Credit Facility is 0.350%.

2012 Credit Facility—As of March 31, 2013, the Company had $322.0 million outstanding under the 2012 Credit Facility and had approximately $2.7 million of undrawn letters of credit. The Company repaid $719.0 million on January 8, 2013 with net proceeds received from the offering of the 3.50% Notes and cash on hand. The Company continues to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The current margin over LIBOR that the Company would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2012 Term Loan—On June 29, 2012, the Company entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The 2012 Term Loan has a term of five years and matures on June 29, 2017. As of March 31, 2013, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company has entered into interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa and Colombia. As of March 31, 2013, the Company had nine interest rate swap agreements outstanding in South Africa with an aggregate notional value of 423.6 million ZAR ($45.9 million) and one interest rate swap agreement outstanding in Colombia with a notional value of 101.3 billion COP ($55.3 million). The Company’s South African interest rate swap agreements accrue interest based on the Johannesburg Interbank Agreed Rate (“JIBAR”) and have been designated as cash flow hedges, have fixed interest rates ranging from 6.09% to 7.25% and expire on March 31, 2020. The Company’s Colombian interest rate swap agreement accrues interest based on the Inter-bank Rate (“IBR”) and has been designated as a cash flow hedge, has a fixed interest rate of 5.78%, and expires on November 30, 2020.

As of March 31, 2013 and December 31, 2012, the notional amount and fair value of the Company’s interest rate swap agreements, which were recorded as other non-current liabilities, were as follows (in thousands):

	March 31, 2013 (1)	December 31, 2012 (2)
ZAR
Notional	423,634	423,634
Carrying Amount/Fair Value	14,841	20,441
COP
Notional	101,250,000	101,250,000
Carrying Amount/Fair Value	7,398,809	5,356,377

(1)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $101.1 million and $5.6 million, respectively, as of March 31, 2013.
(2)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $107.3 million and $5.4 million, respectively, as of December 31, 2012.

During the three months ended March 31, 2013 and 2012, the interest rate swap agreements held by the Company had the following impact on OCI included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2013
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(933)	Interest expense	$(608)	N/A	N/A

Three Months Ended March 31, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(535)	Interest expense	$(152)	N/A	N/A

As of March 31, 2013, $1.6 million of the amounts related to derivatives designated as cash flow hedges and recorded in accumulated other comprehensive (loss) income is expected to be reclassified into earnings in the next twelve months.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

7.	Fair Value Measurements

The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Below are the three levels of inputs that may be used to measure fair value:

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	March 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$13,004			$13,004
Liabilities:
Acquisition-related contingent consideration			$25,201	$25,201
Interest rate swap agreements (2)		$5,645		$5,645

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$6,018			$6,018
Liabilities:
Acquisition-related contingent consideration			$23,711	$23,711
Interest rate swap agreements (2)		$5,442		$5,442

(1)	Consists of highly liquid investments with original maturities in excess of three months.
(2)	Consists of interest rate swap agreements based on JIBAR and IBR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value approximated cost at March 31, 2013 and December 31, 2012.

The fair value of the Company’s interest rate swap agreements recorded as liabilities is included in other non-current liabilities in the accompanying condensed consolidated balance sheets. Fair valuations of the Company’s interest rate swap agreements reflect the value of the instrument including the values associated with

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

The Company may be required to pay additional consideration under certain agreements for the acquisitions of communications sites in Brazil, Colombia, Ghana, South Africa and the United States if specific conditions are met or events occur, such as the (i) collocation of certain wireless carriers subsequent to acquiring the communications sites (ii) conversion of certain barter agreements with other wireless carriers to cash-paying master lease agreements or (iii) achievement of certain earnings targets.

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

As of March 31, 2013, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $46.3 million. During the three months ended March 31, 2013 and 2012, the fair value of the contingent consideration changed as follows (in thousands):

	2013	2012
Balance as of January 1	$23,711	$25,617
Additions	165	—
Payments	(3,189)	(445)
Change in fair value	5,255	5,830
Foreign currency translation adjustment	(741)	1,357

Balance as of March 31	$25,201	$32,359

Items Measured at Fair Value on a Nonrecurring Basis—During the three months ended March 31, 2013, the Company did not record any asset impairment charges. During the three months ended March 31, 2012, certain long-lived assets held and used with a carrying value of $288.8 million were written down to their net realizable value of $278.1 million, as a result of an asset impairment charge of $10.7 million, which was recorded in other operating expenses in the accompanying condensed consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2013.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair value as of March 31, 2013 and December 31, 2012. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2013, the carrying value and fair value of long-term obligations, including the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

current portion, were $8.8 billion and $9.4 billion, respectively, of which $5.8 billion was measured using Level 1 inputs and $3.6 billion was measured using Level 2 inputs. As of December 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $8.8 billion and $9.4 billion, respectively, of which $4.9 billion was measured using Level 1 inputs and $4.5 billion was measured using Level 2 inputs.

8.	Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income for the three months ended March 31, 2013 is as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Beginning balance	$(4,780)	$(3,827)	$(202,509)	$(211,116)
Other comprehensive income before reclassifications, net of tax	(1,044)		27,427	26,383
Amounts reclassified from accumulated other comprehensive income, net of tax	350	199		549

Net current-period other comprehensive income	(694)	199	27,427	26,932

Ending balance	$(5,474)	$(3,628)	$(175,082)	$(184,184)

(1)	Losses on cash flow hedges have been reclassified into interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense.

9.	Income Taxes

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

As of March 31, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $34.1 million and $30.6 million, respectively. The increase in the amount of unrecognized tax benefits during the three months ended March 31, 2013 is primarily attributable to the additions to the Company’s existing tax positions and fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 13

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.3 million.

The Company recorded penalties and tax-related interest expense during the three months ended March 31, 2013 and 2012 of $1.4 million. As of March 31, 2013 and December 31, 2012, the total amount of accrued income tax-related interest and penalties included in other non-current liabilities in the condensed consolidated balance sheets was $30.8 million and $28.7 million, respectively.

10.	Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2013 and 2012 of $21.0 million and $13.0 million, respectively. The Company capitalized $0.4 million and $0.6 million of stock-based compensation expense as property and equipment during the three months ended March 31, 2013 and 2012, respectively.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (“2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and generally expire ten years from the date of grant. As of March 31, 2013, the Company had the ability to grant stock-based awards with respect to an aggregate of 16.6 million shares of common stock under the 2007 Plan.

Effective January 1, 2013, the Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards that provides for the amendment of stock options and restricted stock units granted on or after January 1, 2013, to accelerate vesting and to extend exercise periods upon an employee’s death or permanent disability, or upon an employee’s qualified retirement provided certain eligibility criteria are met. Accordingly, for grants made after January 1, 2013, the Company will recognize compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an additional $6.7 million of stock-based compensation expense during the three months ended March 31, 2013.

Stock Options—The following table summarizes the Company’s option activity for the three months ended March 31, 2013:

Number of Options
Outstanding as of January 1, 2013	5,829,945
Granted	1,338,360
Exercised	(149,926)
Forfeited	—
Expired	—

Outstanding as of March 31, 2013	7,018,379

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the three months ended March 31, 2013:

Range of risk-free interest rate	0.75% - 0.90%
Weighted average risk-free interest rate	0.90%
Expected life of option grants	4.4 years
Range of expected volatility of underlying stock price	33.83% - 36.09%
Weighted average expected volatility of underlying stock price	33.84%
Expected annual dividends	1.50%

The weighted average grant date fair value per share during the three months ended March 31, 2013 was $19.31. As of March 31, 2013, total unrecognized compensation expense related to unvested stock options was $49.2 million and is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2013:

Number of Units
Outstanding as of January 1, 2013	1,968,553
Granted	774,020
Vested	(753,915)
Forfeited	(24,932)

Outstanding as of March 31, 2013	1,963,726

As of March 31, 2013, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $109.4 million and is expected to be recognized over a weighted average period of approximately three years. Distributions accrue with each unvested restricted stock unit award granted subsequent to January 1, 2012.

11.	Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of its common stock (“2011 Buyback”).

During the three months ended March 31, 2013, the Company repurchased 164,120 shares of its common stock for an aggregate of $12.5 million, including commissions and fees, pursuant to the 2011 Buyback. As of March 31, 2013, the Company had repurchased a total of approximately 4.5 million shares of its common stock under the 2011 Buyback for an aggregate of $256.4 million, including commissions and fees.

Between April 1, 2013 and April 19, 2013, the Company repurchased an additional 205,814 shares of its common stock for an aggregate of $16.1 million, including commissions and fees, pursuant to the 2011 Buyback. As of April 19, 2013, the Company had repurchased a total of approximately 4.7 million shares of its common stock under the 2011 Buyback for an aggregate of $272.5 million, including commissions and fees.

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

The Company continues to manage the pacing of the remaining $1.2 billion under the 2011 Buyback in response to general market conditions and other relevant factors. In the near term, the Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback are subject to the Company having available cash to fund repurchases.

Distributions—On March 12, 2013, the Company declared a cash distribution of $0.26 per share and on April 25, 2013 paid a total of approximately $102.8 million to stockholders of record at the close of business on April 10, 2013.

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of March 31, 2013, the Company had accrued $0.5 million of distributions payable upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

12.	Earnings per Common Share

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options as determined under the treasury stock method and upon conversion of the Company’s convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 13).

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations attributable to American Tower Corporation	$171,407	$221,306

Basic weighted average common shares outstanding	395,239	393,885
Dilutive securities	4,420	4,568

Diluted weighted average common shares outstanding	399,659	398,453

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.43	$0.56

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.43	$0.56

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For the three months ended March 31, 2013 and 2012, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and share based awards of 0.4 million and 1.3 million, respectively, as the effect would be anti-dilutive.

13.	Commitments and Contingencies

Litigation

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of Company management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or liquidity.

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,450 towers from AT&T commencing between December 2000 and August 2004. All of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $558.0 million as of March 31, 2013, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”) to acquire towers through a 15-year sublease agreement. Pursuant to the agreement with Verizon, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $69.6 million as of March 31, 2013. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at March 31, 2013 would be valued at approximately $105.1 million.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

liability is also reasonably estimable. During the three months ended March 31, 2013, the Company received notices from the Indian tax authorities of their intent to challenge the transfer pricing related to taxes arising out of transactions of Essar Telecom Infrastructure Private Limited (“ETIPL”) in 2008, prior to the Company’s acquisition of ETIPL in August 2010. Pursuant to the Company’s definitive acquisition agreement, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010. Since no formal assessment has been issued and the Company believes ETIPL’s tax position will be sustained upon examination, the Company has not recorded a liability related to this notification.

14.	Acquisitions

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets and/or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets and/or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the three months ended March 31, 2013, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2012.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the quarter ended March 31, 2013 from the date of acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from communication service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

Brazil—Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 towers from Vivo S.A. (“Vivo”). Pursuant to the agreement, on March 30, 2012, the Company purchased 800 communications sites for an aggregate purchase price of $151.7 million. On June 30,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The allocation of the purchase price was finalized during the three months ended March 31, 2013. The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$22,418	$24,460
Property and equipment	138,959	138,959
Intangible assets (3)	123,995	117,990
Other non-current liabilities	(18,195)	(18,195)

Fair value of net assets acquired	$267,177	$263,214

Goodwill (4)	43,518	47,481

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer-related intangibles of approximately $83.0 million and network location intangibles of approximately $41.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Uganda Acquisition—On December 8, 2011, the Company entered into a definitive agreement with MTN Group to establish a joint venture in Uganda. The joint venture is controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% interest and a wholly owned subsidiary of MTN Group holds a 49% interest. The joint venture is managed and controlled by the Company and owns a tower operations company in Uganda.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,000 existing communications sites from MTN Group’s operating subsidiary in Uganda, subject to customary closing conditions. On June 29, 2012, the joint venture acquired 962 communications sites for an aggregate purchase price of $171.5 million, subject to post-closing adjustments. During the year ended December 31, 2012, the aggregate purchase price was subsequently increased to $173.2 million, subject to future post-closing adjustments. During the three months ended March 31, 2013, the aggregate purchase price was subsequently decreased to $169.2 million, subject to future post-closing adjustments.

Under the terms of the purchase agreement, legal title to certain of these communications sites will be transferred upon fulfillment of certain conditions by MTN Group. Prior to the fulfillment of these conditions, the joint venture will operate and maintain control of these communications sites, and accordingly, reflect these sites in the allocation of purchase price and the consolidated operating results.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the allocation of the aggregate purchase price consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$2,258	$2,258
Property and equipment	102,366	102,366
Intangible assets (3)	58,910	63,500
Other non-current liabilities	(7,528)	(7,528)

Fair value of net assets acquired	$156,006	$160,596

Goodwill (4)	13,234	12,564

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer-related intangibles of approximately $32.9 million and network location intangibles of approximately $26.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill will not be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Mexico Telefónica Acquisition—On September 12, 2012, the Company entered into a definitive agreement to purchase up to 348 communications sites from Telefónica’s Mexican subsidiary, Pegaso PCS, S.A. de C.V. (“Telefónica Mexico”). On September 27, 2012 and December 14, 2012, the Company completed the purchase of 279 and 2 communications sites, respectively, for an aggregate purchase price of $63.5 million (including value added tax of $8.8 million).

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$8,763	$8,763
Non-current assets	761	2,332
Property and equipment	31,601	26,711
Intangible assets (3)	21,801	21,079
Other non-current liabilities	(1,349)	(1,349)

Fair value of net assets acquired	$61,577	$57,536

Goodwill (4)	1,957	5,998

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer-related intangibles of approximately $11.7 million and network location intangibles of approximately $10.1 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

On November 16, 2012, the Company entered into an agreement to purchase up to 198 additional communications sites from Telefónica Mexico. On December 14, 2012 and February 22, 2013, the Company completed the purchase of 188 and 2 communications sites, respectively, for an aggregate purchase price of $64.9 million (including value added tax of $8.9 million).

The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$8,947	$8,852
Non-current assets	886	1,524
Property and equipment	18,290	17,994
Intangible assets (3)	36,479	33,882
Other non-current liabilities	(2,013)	(1,992)

Fair value of net assets acquired	$62,589	$60,260

Goodwill (4)	2,277	3,919

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer-related intangibles of approximately $33.4 million and network location intangibles of approximately $3.1 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

Mexico Axtel Acquisition—On January 23, 2013, the Company entered into a definitive agreement to purchase communications sites from Axtel, S.A.B. de C.V. (“Axtel”). Pursuant to the definitive agreement, on January 31, 2013, the Company acquired 883 sites from Axtel for an aggregate purchase price of $248.5 million, subject to post-closing adjustments and value added tax.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Non-current assets	$5,701
Property and equipment	73,476
Intangible assets (1)	164,064
Other non-current liabilities	(9,377)

Fair value of net assets acquired	$233,864

Goodwill (2)	14,659

(1)	Consists of customer-related intangibles of approximately $118.7 million and network location intangibles of approximately $45.4 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Skyway Acquisition—On December 20, 2012, the Company acquired an entity holding a portfolio of 318 communications sites from Skyway Towers Holdings, LLC (“Skyway”) for an aggregate purchase price of $169.6 million, including cash paid of approximately $169.5 million and net liabilities assumed of approximately $0.1 million. The aggregate purchase price was subsequently decreased to $166.7 million, including cash paid of approximately $166.6 million and net liabilities assumed of approximately $0.1 million, as the Company returned 11 communications sites to Skyway pursuant to the terms of the agreement.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$740	$740
Property and equipment	59,598	60,671
Intangible assets (3)	85,200	83,700
Current liabilities	(1,067)	(454)
Other non-current liabilities	(3,244)	(3,333)

Fair value of net assets acquired	$141,227	$141,324

Goodwill (4)	25,440	28,224

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer-related intangibles of approximately $64.7 million and network location intangibles of approximately $20.5 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

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

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Current assets	$842	$842
Property and equipment	72,447	69,045
Intangible assets (3)	216,200	199,700
Current liabilities	(3,216)	(3,216)
Other non-current liabilities	(3,423)	(3,423)

Fair value of net assets acquired	$282,850	$262,948

Goodwill (4)	37,276	57,178

(1)	Reflected in the condensed consolidated balance sheets herein.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer-related intangibles of approximately $184.2 million and network location intangibles of approximately $32.0 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

Colombia—Colombia Movil Acquisition—On July 17, 2011, the Company entered into a definitive agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), whereby ATC Sitios Infraco, S.A.S., a Colombian subsidiary of the Company (“ATC Infraco”), would purchase up to 2,126 communications sites from Colombia Movil for an aggregate purchase price of approximately $182.0 million.

On February 1, 2013, ATC Infraco purchased 13 communications sites for an aggregate purchase price of $1.3 million (including contingent consideration of $0.2 million), subject to post-closing adjustments. Through a subsidiary, Millicom International Cellular S.A. (“Millicom”) exercised its option to acquire an indirect, substantial noncontrolling interest in ATC Infraco.

The following table summarizes the preliminary allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands):

Preliminary Purchase Price Allocation
Property and equipment	$1,098
Intangible assets (1)	247
Other non-current liabilities	(195)

Fair value of net assets acquired	$1,150

Goodwill (2)	112

(1)	Consists of customer-related intangibles of less than $0.1 million and network location intangibles of approximately $0.2 million. The customer-related intangibles and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(2)	The Company expects that the goodwill will be deductible for tax purposes. The goodwill was allocated to the Company’s international rental and management segment.

As of March 31, 2013, the Company had acquired a total of 1,539 communications sites under the agreement. Under the terms of the agreement, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on the Company’s current estimates, the value of potential contingent consideration payments required to be made under the amended agreement is expected to be between zero and $31.9 million and is estimated to be $17.4 million using a probability weighted average of the expected outcomes at March 31, 2013. During the three months ended March 31, 2013, the Company recorded an increase in fair value of $0.5 million in other operating expenses in the condensed consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Prior Year U.S. Acquisitions—The following table summarizes the allocation of the aggregate purchase consideration paid and the amounts of assets acquired and liabilities assumed based upon the estimated fair value at the acquisition date for acquisitions which closed during the year ended December 31, 2012 (in thousands):

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Non-current assets	$153	$153
Property and equipment	61,195	61,995
Intangible assets (3)	77,399	78,199
Other non-current liabilities	(1,310)	(1,310)

Fair value of net assets acquired	$137,437	$139,037

Goodwill (4)	8,724	7,124

(1)	Reflected in the condensed consolidated balance sheets herein.
(2)	Reflected in the consolidated balance sheets in the Form 10-K for the year ended December 31, 2012.
(3)	Consists of customer relationships of approximately $61.3 million and network location intangibles of approximately $16.1 million. The customer relationships and network location intangibles are being amortized on a straight-line basis over periods of up to 20 years.
(4)	The Company expects that the goodwill recorded will be deductible for tax purposes. The goodwill was allocated to the Company’s domestic rental and management segment.

15.	Business Segments

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income (loss) attributable to noncontrolling interest, income (loss) on equity method investments and income taxes. The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the condensed consolidated statements of operations and condensed consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2013 and 2012 is shown in the following tables. The Other column represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income from continuing operations before income taxes and income on equity method investments, as these amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2013	Domestic	International
	(in thousands)
Segment revenues	$515,676	$261,757	$777,433	$25,295		$802,728
Segment operating expenses (1)	91,833	99,216	191,049	10,279		201,328
Interest income, TV Azteca, net	—	3,543	3,543	—		3,543

Segment gross margin	423,843	166,084	589,927	15,016		604,943

Segment selling, general, administrative and development expense (1)	22,898	29,535	52,433	2,901		55,334

Segment operating profit	$400,945	$136,549	$537,494	$12,115		$549,609

Stock-based compensation expense					$21,042	21,042
Other selling, general, administrative and development expense					25,215	25,215
Depreciation, amortization and accretion					185,804	185,804
Other expense (principally interest expense and other (expense) income)					137,378	137,378

Income from continuing operations before income taxes and income on equity method investments						$180,170

Total assets	$8,477,955	$5,564,160	$14,042,115	$66,857	$354,768	$14,463,740

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $20.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2012	Domestic	International
	(in thousands)
Segment revenues	$487,062	$196,928	$683,990	$12,527		$696,517
Segment operating expenses (1)	93,003	70,524	163,527	6,997		170,524
Interest income, TV Azteca, net	—	3,543	3,543	—		3,543

Segment gross margin	394,059	129,947	524,006	5,530		529,536

Segment selling, general, administrative and development expense (1)	19,400	23,895	43,295	358		43,653

Segment operating profit	$374,659	$106,052	$480,711	$5,172		$485,883

Stock-based compensation expense					$13,045	13,045
Other selling, general, administrative and development expense					23,347	23,347
Depreciation, amortization and accretion					149,655	149,655
Other expense (principally interest expense and other (expense) income)					62,248	62,248

Income from continuing operations before income taxes and income on equity method investments						$237,588

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $12.6 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2012, and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the three months ended March 31, 2013. We also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. Effective January 1, 2012, we reorganized to qualify as a real estate investment trust for federal income tax purposes (“REIT,” and the reorganization, the “REIT Conversion”).

Our communications real estate portfolio of 55,966 sites, as of March 31, 2013, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2013, 22,599 towers domestically and 33,074 towers internationally. Our portfolio also includes 293 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

The following table details the number of communications sites we own or operate as of March 31, 2013:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	16,446	6,421
International:
Brazil	4,223	155
Chile	1,184	—
Colombia	2,335	706
Germany	2,031	—
Ghana	1,934	—
India	10,690	—
Mexico	6,478	199
Peru	499	—
South Africa	1,621	—
Uganda	1,044	—

(1)	All of the sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Among other factors, management uses segment gross margin and segment operating profit in its assessment of operating performance in each business segment. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expense. We define segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include interest income, TV Azteca, net (see note 15 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before interest income, interest expense, loss on retirement of long-term obligations, other income (expense), net income (loss) attributable to noncontrolling interest, income (loss) on equity method investments and income taxes.

In the section that follows, we provide information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as our current quarter-to-date results of operations, financial position and sources and uses of liquidity. In addition, we highlight key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions.

Revenue Growth.    Our rental and management segments operate approximately 56,000 communications sites. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including but not limited to, tower location, amount and type of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased through tower augmentation.

The primary sources of revenue growth for our domestic and international rental and management segments are:

•	Recurring revenues from tenant leases generated from sites which existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of cancellations;

•	New revenue generated from leasing additional space on our legacy sites; and

•	New revenue generated from sites acquired or constructed since the beginning of the prior year period (“new sites”).

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the three months ended March 31, 2013 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2013, we expect to generate approximately $21 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed percentage (on average approximately 3.5% in the U.S.), inflation or inflation with a fixed minimum or maximum escalation for the year. Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the three months ended March 31, 2013, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.4% of the total revenue of our rental and management segments.

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

•

Wireless service providers compete based on the overall capacity and coverage of their existing wireless networks. To maintain or improve their network performance as overall network usage increases, our tenants continue to deploy additional equipment across their existing sites and also add new cell sites.

•

Wireless service providers are investing in reinforcing their networks through incremental backhaul and the utilization of on-site generators, which results in additional space and/or equipment leased at the tower site.

•	Wireless service providers continue to acquire additional spectrum, and as a result, are expected to add additional equipment to their network as they seek to optimize their network configuration.

According to industry data, we believe the following key trends will provide opportunities for organic growth in our international rental and management segment:

•	In India, nationwide voice networks continue to be deployed as wireless service providers are beginning their initial investments in wireless data networks.

•	In Ghana and Uganda, wireless service providers continue to build their voice and data networks to satisfy increasing demand for wireless service.

•	In South Africa, carriers are beginning to deploy wireless data networks utilizing spectrum acquired through recent auctions.

•

In Mexico and Brazil, nationwide voice networks have been deployed and certain incumbent wireless service providers continue to invest in their wireless data networks. Recent spectrum auctions in both markets have enabled other incumbent wireless service providers and new market entrants to begin initial investments in wireless data networks.

•	In markets such as Chile, Colombia and Peru, recent or anticipated spectrum auctions are expected to drive investment in nationwide voice and wireless data networks.

•

In Germany, our most mature international wireless market, demand is currently being driven by a government-mandated rural LTE network build-out, as well as other tenant initiatives to deploy next generation wireless services.

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

REIT Conversion.    We began operating as a REIT effective January 1, 2012. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary (“TRS”), from investments in real estate, which for us primarily consists of income from the leasing of our communications sites. Under the Internal Revenue Code of 1986, as amended (the “Code”), maintaining REIT status generally requires that no more than 25% of the value of the REIT’s assets be represented by securities of one or more TRSs and other non-qualifying assets.

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). On April 25, 2013, we made a regular distribution of $0.26 per share, or a total of approximately $102.8 million, to our stockholders of record at the close of business on April 10, 2013. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

For more information on the requirements to qualify as a REIT, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Business – Overview,” and Item 1A of this Quarterly Report under the caption “Risk Factors.”

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) and Adjusted Funds From Operations (“AFFO”).

We define Adjusted EBITDA as net income before income (loss) on discontinued operations, net; income (loss) from equity method investments; income tax provision (benefit); other income (expense); loss on retirement of long-term obligations; interest expense; interest income; other operating expenses; depreciation, amortization and accretion; and stock-based compensation expense.

NAREIT FFO is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges and real estate related depreciation, amortization and accretion, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interest.

We define AFFO as NAREIT FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the non-cash portion of our tax provision; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, capitalized interest and debt discounts and premiums; (vi) other (income) expense; (vii) loss on retirement of long-term obligations; (viii) other operating (income) expense; (ix) unconsolidated affiliates; and (x) noncontrolling interest, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.

Adjusted EBITDA, NAREIT FFO and AFFO are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither NAREIT FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and therefore these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, NAREIT FFO and AFFO are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating the performance of our operating segments; (2) Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with certain debt covenants; (3) Adjusted EBITDA is widely used in the tower industry to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) each provides investors with a meaningful measure for evaluating our period to period operating performance by eliminating items which are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of different companies.

Our measurement of Adjusted EBITDA, NAREIT FFO and AFFO may not be comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, NAREIT FFO and AFFO to net income, the most directly comparable GAAP measure, have been included below.

Results of Operations

Three Months Ended March 31, 2013 and 2012 (in thousands, except percentages)

Revenue

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$515,676	$487,062	$28,614	6%
International	261,757	196,928	64,829	33

Total rental and management	777,433	683,990	93,443	14
Network development services	25,295	12,527	12,768	102

Total revenues	$802,728	$696,517	$106,211	15%

Total revenues for the three months ended March 31, 2013 increased 15% to $802.7 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 10,180 new sites that we have constructed or acquired since January 1, 2012.

Domestic rental and management segment revenue for the three months ended March 31, 2013 increased 6% to $515.7 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 4%, which includes approximately 5% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by a negative impact of 3% due to a tenant billing settlement and a lease termination settlement which totaled $15.6 million during the quarter ended March 31, 2012;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,030 new sites, as well as land interests under third-party sites since January 1, 2012; and

•	A decrease of less than 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended March 31, 2013 increased 33% to $261.8 million, which was comprised of:

•	Revenue growth from new sites of approximately 27%, resulting from the construction or acquisition of approximately 9,150 new sites since January 1, 2012;

•

Revenue growth from legacy sites of approximately 14%, which includes approximately 11% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations; and

•

A decline of approximately 8% attributable to the negative impact from foreign currency translation, which includes the negative impact of approximately 4% attributable to fluctuations in Brazilian Reais, approximately 2% due to fluctuations in South African Rand and approximately 2% associated with fluctuations in Indian Rupee.

Network development services segment revenue for the three months ended March 31, 2013 increased 102% to $25.3 million. The growth was primarily attributable to an increase in structural engineering services as a result of an increase in tenant lease applications; which are primarily associated with our tenants’ next generation technology network upgrades during the three months ended March 31, 2013. In addition, network development services segment revenue increased as a result of additional zoning, permitting and site acquisitions projects for one of our major tenants.

Gross Margin

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$423,843	$394,059	$29,784	8%
International	166,084	129,947	36,137	28

Total rental and management	589,927	524,006	65,921	13
Network development services	15,016	5,530	9,486	172%

Domestic rental and management segment gross margin for the three months ended March 31, 2013 increased 8% to $423.8 million, which was comprised of:

•

Gross margin growth from legacy sites of approximately 5%, primarily associated with the increase in revenue, as described above, as well as an approximate 6% decrease in expenses primarily attributable to the impacts of straight-line lease accounting and delayed repair and maintenance expense due to inclement weather during the three months ended March 31, 2013; and

•

Gross margin growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,030 new sites, as well as land interests under third-party sites since January 1, 2012.

International rental and management segment gross margin for the three months ended March 31, 2013 increased 28% to $166.1 million, which was comprised of:

•	Gross margin growth from new sites of approximately 25%, resulting from the construction or acquisition of approximately 9,150 new sites since January 1, 2012;

•	Gross margin growth from legacy sites of approximately 10%, primarily associated with the increase in revenue, as described above; and

•

A decline of approximately 7% attributable to the negative impact from foreign currency translation, which includes the negative impact of approximately 4% attributable to fluctuations in Brazilian Reais, approximately 2% due to fluctuations in South African Rand and approximately 1% associated with fluctuations in Indian Rupee.

Network development services segment gross margin for the three months ended March 31, 2013 increased 172% to $15.0 million. The increase was primarily attributable to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$22,898	$19,400	$3,498	18%
International	29,535	23,895	5,640	24

Total rental and management	52,433	43,295	9,138	21
Network development services	2,901	358	2,543	710
Other	45,819	35,931	9,888	28

Total selling, general, administrative and development expense	$101,153	$79,584	$21,569	27%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended March 31, 2013 increased 27% to $101.2 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the three months ended March 31, 2013 increased 18% to $22.9 million. The increase was primarily driven by increasing personnel and related costs to support a growing portfolio.

International rental and management segment SG&A for the three months ended March 31, 2013 increased 24% to $29.5 million. The increase was primarily attributable to our continued expansion initiatives in foreign markets including the launch of operations in Uganda and Germany.

Network development services segment SG&A for the three months ended March 31, 2013 increased 710% to $2.9 million. The increase was primarily attributable to the reversal of bad debt expense during the three months ended March 31, 2012 of $1.4 million upon the receipt of tenant payments for amounts previously reserved.

Other SG&A for the three months ended March 31, 2013 increased 28% to $45.8 million. The increase was primarily due to an $8.0 million increase in SG&A related stock-based compensation expense primarily due to $6.7 million of additional stock-based compensation expense recognized in connection with awards granted to retirement eligible employees.

Operating Profit

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$400,945	$374,659	$26,286	7%
International	136,549	106,052	30,497	29

Total rental and management	537,494	480,711	56,783	12
Network development services	12,115	5,172	6,943	134%

Domestic rental and management segment operating profit for the three months ended March 31, 2013 increased 7% to $400.9 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (8%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (18%), as described above.

International rental and management segment operating profit for the three months ended March 31, 2013 increased 29% to $136.5 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (28%), as described above, and was partially offset by an increase in our international rental and management segment SG&A (24%), as described above.

Network development services segment operating profit for the three months ended March 31, 2013 increased 134% to $12.1 million. The growth was primarily attributable to the increase in network development services segment gross margin (172%), as described above, and was partially offset by an increase in our network development services segment SG&A (710%), as described above.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Depreciation, amortization and accretion	$185,804	$149,655	$36,149	24%

Depreciation, amortization and accretion for the three months ended March 31, 2013 increased 24% to $185.8 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 10,180 sites since January 1, 2012, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other operating expenses	$14,319	$21,847	$(7,528)	(34)%

Other operating expenses for the three months ended March 31, 2013 decreased 34% to $14.3 million. This change was primarily attributable to a decrease of approximately $14.3 million in impairment charges and loss on disposal of assets, which included the impairment of one of our outdoor DAS networks upon the termination of a tenant lease during the three months ended March 31, 2012. This decrease was partially offset by an increase of approximately $7.1 million in acquisition related costs.

Interest Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest expense	$111,766	$95,117	$16,649	18%

Interest expense for the three months ended March 31, 2013 increased 18% to $111.8 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.6 billion, which was primarily used to fund our recent acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 5.24% to 4.94%.

Loss on Retirement of Long-term Obligations

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Loss on retirement of long-term obligations	$35,298	$398	$34,900	8,769%

During the three months ended March 31, 2013, loss on retirement of long-term obligations increased to $35.3 million as we repaid the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 and incurred a prepayment penalty and recorded the acceleration of deferred financing costs.

Other Income

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other income	$22,291	$52,861	$(30,570)	(58)%

During the three months ended March 31, 2013, other income decreased 58% to $22.3 million. The decrease was primarily a result of a decline in unrealized currency gains of $33.7 million. During the three months ended March 31, 2013 and 2012, we recorded unrealized foreign currency gains of approximately $22.1 million and $55.8 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

Income Tax Provision

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax provision	$19,222	$27,248	$(8,026)	(29)%
Effective tax rate	10.7%	11.5%

The income tax provision for the three months ended March 31, 2013 decreased 29% to $19.2 million. The effective tax rate (“ETR”) for the three months ended March 31, 2013 decreased to 10.7% from 11.5%. This decrease was primarily attributable to fluctuations in foreign currency exchange rates in our TRSs during the three months ended March 31, 2012 that resulted in higher tax expense than during the three months ended March 31, 2013.

The ETR on income from continuing operations for the three months ended March 31, 2013 and 2012 differs from the federal statutory rate primarily due to our expected qualification for taxation as a REIT effective as of January 1, 2012 and to adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$160,948	$210,358	$(49,410)	(23)%
Income from equity method investments	—	(18)	(18)	(100)
Income tax provision	19,222	27,248	(8,026)	(29)
Other income	(22,291)	(52,861)	(30,570)	(58)
Loss on retirement of long-term obligations	35,298	398	34,900	8,769
Interest expense	111,766	95,117	16,649	18
Interest income	(1,714)	(2,253)	(539)	(24)
Other operating expenses	14,319	21,847	(7,528)	(34)
Depreciation, amortization and accretion	185,804	149,655	36,149	24
Stock-based compensation expense	21,042	13,045	7,997	61

Adjusted EBITDA	$524,394	$462,536	$61,858	13%

Net income for the three months ended March 31, 2013 decreased 23% to $160.9 million. The decrease was primarily attributable to the loss on retirement of long-term obligations recorded during the three months ended March 31, 2013 and increases in interest expense and depreciation, amortization and accretion expense, partially offset by an increase in our rental and management segments operating profit, as described above.

Adjusted EBITDA for the three months ended March 31, 2013 increased 13% to $524.4 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments gross margin, and was partially offset by an increase in SG&A.

Net Income/NAREIT FFO/AFFO

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$160,948	$210,358	$(49,410)	(23)%
Real estate related depreciation, amortization and accretion	163,742	132,832	30,910	23
Losses from sale or disposal of real estate and real estate related impairment charges	269	3,815	(3,546)	(93)
Adjustments for unconsolidated affiliates and noncontrolling interest	2,830	6,617	(3,787)	(57)

NAREIT FFO	$327,789	$353,622	$(25,833)	(7)%
Straight-line revenue	(34,240)	(38,503)	(4,263)	(11)
Straight-line expense	7,115	9,735	(2,620)	(27)
Stock-based compensation expense	21,042	13,045	7,997	61
Non-cash portion of tax provision	5,679	28,145	(22,466)	(80)
Non-real estate related depreciation, amortization and accretion	22,062	16,823	5,239	31
Amortization of deferred financing costs, capitalized interest and debt discounts and premiums (1)	7,527	1,852	5,675	306
Other income (2)	(22,291)	(52,861)	(30,570)	(58)
Loss on retirement of long-term obligations	35,298	398	34,900	8,769
Other operating expenses (3)	14,050	18,032	(3,982)	(22)
Capital improvement capital expenditures	(15,882)	(13,929)	1,953	14
Corporate capital expenditures	(7,518)	(4,212)	3,306	78
Adjustments for unconsolidated affiliates and noncontrolling interest	(2,830)	(6,617)	(3,787)	(57)

AFFO	$357,801	$325,530	$32,271	10%

(1)	Includes accrued non-cash interest expense attributable to joint-venture loans.
(2)	Primarily includes unrealized (gain) loss on foreign currency exchange rate fluctuations.
(3)	Primarily includes impairments and transaction related costs.

NAREIT FFO for the three months ended March 31, 2013 was $327.8 million as compared to NAREIT FFO of $353.6 million for the three months ended March 31, 2012. AFFO for the three months ended March 31, 2013 increased 10% to $357.8 million as compared to $325.5 million for the three months ended March 31, 2012. AFFO growth was primarily attributable to the increase in our operating profit and was partially offset by an increase in cash paid for interest expense and cash paid for income taxes. The increase in cash paid for income taxes was primarily attributable to the non-recurrence of a $12.5 million tax refund which was received during the three months ended March 31, 2012.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2013 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of March 31, 2013, we had approximately $2,115.1 million of total liquidity, comprised of approximately $441.7 million in cash and cash equivalents and the ability to borrow up to $1,673.4 million, net of any outstanding letters of credit, under our $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit

Facility”) and our $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”). In January 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (“3.50% Notes”) and used the net proceeds to repay certain amounts outstanding under the 2011 Credit Facility and 2012 Credit Facility. Summary cash flow information for the three months ended March 31, 2013 and 2012 is set forth below (in thousands).

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used for):
Operating activities	$394,036	$402,017
Investing activities	(376,628)	(291,296)
Financing activities	34,629	27,440
Net effect of changes in exchange rates on cash and cash equivalents	21,051	2,906

Net increase in cash and cash equivalents	$73,088	$141,067

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

As of March 31, 2013, we had total outstanding indebtedness of approximately $8.8 billion. During the three months ended March 31, 2013 and the year ended December 31, 2012, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the next 12 months will be sufficient to fund our REIT distribution requirements, capital expenditures and debt service (interest and principal repayments) obligations for the next 12 months. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we believe we have sufficient borrowing capacity under our credit facilities to fund our activities. As of March 31, 2013, we had approximately $250.3 million of cash and cash equivalents held by our foreign subsidiaries, of which $83.4 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. On April 25, 2013, we made a regular distribution of $0.26 per share, or a total of approximately $102.8 million, to stockholders of record at the close of business on April 10, 2013. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Dividends” for a discussion of these factors considered.

Cash Flows from Operating Activities

For the three months ended March 31, 2013, cash provided by operating activities was $394.0 million, a decrease of $8.0 million as compared to the three months ended March 31, 2012. This decrease was primarily due to an increase in cash paid for interest and income taxes during the three months ended March 31, 2013.

Cash paid for income taxes increased from the prior year period due to the non-recurrence of a $12.5 million tax refund received during the three months ended March 31, 2012. In addition, $61.4 million of value added tax was recovered during the three months ended March 31, 2012.

Cash Flows from Investing Activities

For the three months ended March 31, 2013, cash used for investing activities was $376.6 million, an increase of $85.3 million as compared to the three months ended March 31, 2012. This increase was primarily attributable to an increase in acquisition-related activity during the three months ended March 31, 2013.

During the three months ended March 31, 2013, payments for purchases of property and equipment and construction activities totaled $123.9 million, including $57.3 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 452 communications sites and the installation of approximately 124 shared generators domestically, $14.8 million spent to acquire land under our towers that was subject to ground agreements (including leases), $23.4 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and office build-outs, $21.7 million for the redevelopment of existing communications sites to accommodate new tenant equipment and $6.7 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments. In addition, during the three months ended March 31, 2013, we spent $245.1 million to acquire approximately 920 communications sites in our served markets and for the payment of amounts previously recognized in accounts payable or accrued expenses in the condensed consolidated balance sheets for communications sites we acquired in Uganda and the United States during the year ended December 31, 2012.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our discretionary capital through our annual discretionary capital expenditure program, including land purchases and new site construction and acquisitions. We expect that our 2013 total capital expenditures will be between approximately $550 million and $650 million, including between $110 and $120 million for capital improvements and corporate capital expenditures, $20 million for start-up capital projects, between $95 million and $105 million for the redevelopment of existing communications sites, between $85 million and $105 million for ground lease purchases and between $240 million and $300 million for other discretionary capital projects, including the construction of approximately 2,250 to 2,750 new communications sites.

Cash Flows from Financing Activities

For the three months ended March 31, 2013, cash provided by financing activities was $34.6 million, as compared to $27.4 million during the three months ended March 31, 2012.

Cash provided by financing activities during the three months ended March 31, 2013 is primarily due to (i) net proceeds of $1.78 billion from the offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A (collectively, the “Securities”), as described in more detail below, (ii) net proceeds from our registered offering of $1.0 billion aggregate principal amount of our 3.50% Notes of $983.4 million, (iii) borrowings under our 2012 Credit Facility of $249.0 million, (iv) net contributions from noncontrolling interest holders of $7.7 million and (v) proceeds from stock options of $6.1 million.

The proceeds from these borrowings were partially offset by the repayment of (i) $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”) and accrued interest thereon plus prepayment consideration of $29.2 million (ii) $919.0 million under the 2012 Credit Facility and (iii) $265.0 million under the 2011 Credit Facility. In addition, we paid $12.5 million for the repurchase of our common stock.

Commercial Mortgage Pass-Through Certificates, Series 2007-1.    During the year ended December 31, 2007, we completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of ours, through a private offering of $1.75 billion of the Certificates. On March 15, 2013, we repaid all indebtedness outstanding under the Certificates ($1.75 billion in principal amount), plus prepayment consideration and accrued interest thereon and other costs and expenses related thereto, with proceeds from the offering of $1.8 billion of the Securities.

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A.    On March 15, 2013, we completed a securitization transaction (the “Securitization”) involving assets related to 5,195 wireless and broadcast communications towers (the “Secured Towers”) owned by two of our special purpose subsidiaries, through a private offering of $1.8 billion of the Securities. The Securities were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), our indirect wholly owned special purpose subsidiary. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to a securitization.

The Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The effective weighted average interest rate of the Loan is 2.648%. The Series 2013-1A Securities have an expected life of five years with a final repayment date in March 2043. The Series 2013-2A Securities have an expected life of ten years with a final repayment date in March 2048. The effective weighted average life of the Securities is 8.6 years.

Amounts due under the Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Securities and for any other payments required by the Loan Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to March 15, 2018, which is the anticipated repayment date for the component of the Loan associated with the Series 2013-1A Securities. On a monthly basis, after payment of all required amounts under the Loan Agreement and Trust Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, and can then be distributed to, and used by, us. However, if the debt service coverage ratio (the “DSCR”) as of the last day of any calendar quarter prior to the applicable anticipated repayment date, generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the Loan, is 1.30x or less (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be equal to or below the Cash Trap DSCR for two consecutive calendar quarters, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR equals or falls below 1.15x (the “Minimum DSCR”) for such calendar quarter and such amortization period will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters or (ii) on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. During an amortization period all excess cash is applied to payment of the principal on the Loan.

The Borrowers may prepay the Loan in whole or in part at any time, provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the Series 2013-1A Securities or eighteen months of the anticipated repayment date for the 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities will be due in March 2043. The entire unpaid principal balance of the component of the Loan related to the Series 2013-2A Securities will be due in March 2048. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Towers, (2) a pledge of their operating cash flows from the Secured Towers, (3) a security interest in substantially all of the Borrowers’ personal property and fixtures and (4) the Borrowers’ rights under the tenant leases and the Management Agreement entered into in connection with the Securitization. American Tower Holding

Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of entering a securitization transaction, and the assets and credit of these entities are not available to satisfy the debts and other obligations of us or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets with customary carveouts for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Secured Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Secured Towers to us. If the Borrowers were to default on the Loan, Midland Loan Services, a Division of PNC Bank, National Association, in its capacity as servicer on behalf of the trustee, could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case we could lose the Secured Towers and the revenue associated with the Secured Towers.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $39.3 million held in the reserve accounts as of March 31, 2013 is classified as restricted cash on our accompanying condensed consolidated balance sheet.

Senior Notes Offering.    On January 8, 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of the 3.50% Notes, which were issued at a price equal to 99.185% of their face value. We used $265.0 million of the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and $718.4 million to repay a portion of the outstanding indebtedness incurred under the 2012 Credit Facility.

The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on July 31, 2013. We may redeem the 3.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes began to accrue on January 8, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

If we undergo a change of control and ratings decline, each as defined in the supplemental indenture, we will be required to offer to repurchase all of the 3.50% Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest up to but not including the repurchase date. The 3.50% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

2011 Credit Facility.    As of March 31, 2013, we did not have any amounts outstanding under our 2011 Credit Facility and had approximately $1.9 million of undrawn letters of credit. We repaid all outstanding amounts on January 8, 2013 with net proceeds received from the offering of the 3.50% Notes. We continue to maintain the ability to draw down and repay amounts under our 2011 Credit Facility in the ordinary course.

The 2011 Credit Facility has a term of five years and matures on April 8, 2016. The current margin over London Interbank Offered Rate (“LIBOR”) that we would incur on borrowings is 1.850% and the current commitment fee on the undrawn portion of the 2011 Credit Facility is 0.350%.

2012 Credit Facility.    As of March 31, 2013, we had $322.0 million outstanding under the 2012 Credit Facility and had approximately $2.7 million of undrawn letters of credit. We repaid $719.0 million on January 8, 2013 with net proceeds received from the offering of the 3.50% Notes and cash on hand. We continue to maintain the ability to draw down and repay amounts under our 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The current margin over LIBOR that we would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2012 Term Loan.    On June 29, 2012, we entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The 2012 Term Loan has a term of five years and matures on June 29, 2017. As of March 31, 2013, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

Stock Repurchase Program.    In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of our common stock (the “2011 Buyback”).

During the three months ended March 31, 2013, we repurchased 164,120 shares of our common stock for an aggregate of $12.5 million, including commissions and fees, pursuant to the 2011 Buyback. As of March 31, 2013, we had repurchased a total of approximately 4.5 million shares of our common stock under the 2011 Buyback for an aggregate of $256.4 million, including commissions and fees.

Between April 1, 2013 and April 19, 2013, we repurchased an additional 205,814 shares of our common stock for an aggregate of $16.1 million, including commissions and fees, pursuant to the 2011 Buyback. As of April 19, 2013, we had repurchased a total of approximately 4.7 million shares of our common stock under the 2011 Buyback for an aggregate of $272.5 million, including commissions and fees.

Under the 2011 Buyback, we are authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which allows us to repurchase shares during periods when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.

We expect to continue managing the pacing of the remaining $1.2 billion under the 2011 Buyback in response to general market conditions and other relevant factors. In the near term, we expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases.

Sales of Equity Securities.    We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan, upon the exercise of stock options granted under our equity incentive plans. For the three months ended March 31, 2013, we received an aggregate of approximately $6.1 million in proceeds upon exercises of stock options.

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

On March 12, 2013, we declared a cash distribution of $0.26 per share and on April 25, 2013 paid a total of approximately $102.8 million to stockholders of record at the close of business on April 10, 2013.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of March 31, 2013, we had accrued $0.5 million of distributions payable upon the vesting of restricted stock units.

Contractual Obligations.    Our contractual obligations relate primarily to the Securitization, borrowings under our 2011 Credit Facility, 2012 Credit Facility, 2012 Term Loan and our outstanding notes.

The following table summarizes our borrowings under the 2011 Credit Facility, 2012 Credit Facility, 2012 Term Loan and the balance outstanding under our notes and the Securities and certain other debt, as of March 31, 2013 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (2)	1,300,000	March 15, 2023
2011 Credit Facility	—	April 8, 2016
2012 Credit Facility	322,000	January 31, 2017
2012 Term Loan	750,000	June 29, 2017
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (3)	206,750	April 15, 2017
3.50% senior notes	992,007	January 31, 2023
4.70% senior notes	698,787	March 15, 2022
5.90% senior notes	499,370	November 1, 2021
4.50% senior notes	999,440	January 15, 2018
5.05% senior notes	699,353	September 1, 2020
4.625% senior notes	599,676	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
7.25% senior notes	296,388	May 15, 2019
Ghana loan (4)	130,951	May 4, 2016
Uganda loan (4)	61,023	June 29, 2019
South African facility (5)	90,326	March 31, 2020
Colombian long-term credit facility (6)	73,682	November 30, 2020
Colombian bridge loans (7)	51,312	June 22, 2013
Colombian loan (4)	19,176	February 22, 2022
Other debt, including capital leases	58,882

Total	$8,849,123

(1)	Anticipated repayment date; final legal maturity date is March 15, 2043.

(2)	Anticipated repayment date; final legal maturity date is March 15, 2048.
(3)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”), and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(4)	Denominated in U.S. Dollars.
(5)	Denominated in South African Rand and amortizes through March 31, 2020.
(6)	Denominated in Colombian Pesos and amortizes through November 30, 2020.
(7)	Denominated in Colombian Pesos. The maturity dates for the Colombian bridge loans may be extended from time to time.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $35.6 million as other non-current liabilities in the condensed consolidated balance sheet as of March 31, 2013. We also classified approximately $30.8 million of accrued income tax related interest and penalties as other non-current liabilities in the condensed consolidated balance sheet as of March 31, 2013.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2012, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the Securitization and to the 2011 Credit Facility, 2012 Credit Facility and 2012 Term Loan contain certain financial and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan.    The loan agreements for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of March 31, 2013, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2013, we could incur approximately $2.7 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $452 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2013, we could incur approximately $3.6 billion of additional Senior Secured Debt and still remain in compliance with this ratio (effectively, however, this ratio would be limited to $2.7 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.2 billion and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended March 31, 2013, our interest expense, which was $407 million for that period, could increase by approximately $362 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $906 million and we would still remain in compliance with this ratio.

The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for our credit facilities would not only prevent us from being able to borrow additional funds under these credit facilities, but would constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we would not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for these credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to the Securitization.    The Loan Agreement related to the Securitization involves assets related to 5,195 broadcast and wireless communications towers owned by the Borrowers, through a private offering of $1.8 billion of the Securities. As of March 31, 2013, 5,195 broadcast and wireless communications towers are owned by the Borrowers.

The Loan Agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets with customary carveouts for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

Under the terms of the Loan Agreement, amounts due under the loan will be paid solely from the cash flows generated by the Secured Towers, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Loan. The Borrowers are required to make monthly payments of interest on the Loan. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, which can then be distributed to, and used by, us.

In order to distribute this excess cash flow to us, the Borrowers must maintain several specified ratios with respect to their DSCR. For this purpose, DSCR is tested as of the last day of each calendar quarter prior to the applicable anticipated repayment date and is generally defined as four times the Borrowers’ net cash flow for that quarter divided by the amount of interest, servicing fees and trustee fees that the Borrowers must pay over the succeeding 12 months on the principal amount of the Loan. Pursuant to one such test, if the DSCR as of the end of any calendar quarter were 1.30x or less (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be below the Cash Trap DSCR for two consecutive calendar quarters, then all excess cash flow would be placed in a reserve account and would not be released to the Borrowers for distribution to us until the DSCR exceeded the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, while the anticipated repayment date is not until March 2018 for the Series 2013-1A Securities and March 2023 for the Series 2013-2A Securities, excess cash flow would be applied to principal during an “amortization period” under the Loan if the DSCR as of the end of any calendar quarter was equal to or fell below 1.15x (the “Minimum DSCR”).

In such a case, all excess cash flow and any amounts then in the reserve account because the Cash Trap DSCR was not met would be applied to pay principal of the Loan on each monthly payment date until the DSCR exceeded the Minimum DSCR for two consecutive calendar quarters, and so would not be available for distribution to us.

Consequently, a failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Secured Towers. Additionally, a failure to meet the noted DSCR tests could prevent the Borrowers from distributing excess cash flow to us, which could affect our ability to fund our discretionary expenditures, including tower construction and acquisitions, meet REIT distribution requirements and fund our stock repurchase program. In addition, if the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case we could lose the towers and the revenue associated with the towers.

As of March 31, 2013, the Borrowers’ DSCR was 9.06x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2013 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Loan, the Borrowers could endure a reduction of approximately $373 million in net cash flow before triggering a Cash Trap DSCR, and approximately $380 million in net cash flow before triggering an amortization period.

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

For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, accounting for acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued additional guidance on comprehensive income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) by component. This guidance enhances the transparency of changes in other comprehensive income (“OCI”) and items transferred out of AOCI in the financial statements and it does not amend any existing requirements for reporting net income or OCI in the financial statements. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on our condensed consolidated financial condition or results of operations.

In February 2013, the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of this guidance did not have a material impact on our disclosures in the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of March 31, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of March 31, 2013

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$55,345	$2,559	$601,621	$132,463	$568,249	$6,196,085	$7,556,322	$8,123,637
Average Interest Rate (a)	7.82%	6.06%	4.63%	8.99%	6.81%	4.23%
Variable Rate Debt (a)	$2,258	$6,202	$13,335	$24,768	$1,100,048	$150,421	$1,297,032	$1,301,635

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of March 31, 2013 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Notional Amount	$1,147	$3,328	$7,485	$15,075	$17,098	$56,995	$101,128	$5,645
Fixed Rate Debt Rate (b)							10.78%

(a)	As of March 31, 2013, variable rate debt consisted of our 2012 Credit Facility ($322.0 million), which matures on January 31, 2017 and our 2012 Term Loan ($750.0 million), which matures on June 29, 2017. Variable rate debt also includes $90.3 million of indebtedness outstanding under the South African facility, which amortizes through March 31, 2020, $61.0 million of indebtedness under the Uganda loan, which matures on June 29, 2019 and $73.7 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020. As of March 31, 2013, fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); Unison Notes, acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of March 31, 2013 was $206.8 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of March 31, 2013 was $296.4 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of March 31, 2013 was $599.7 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of March 31, 2013 was $699.4 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of March 31, 2013 was $999.4 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of March 31, 2013 was $499.4 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of March 31, 2013 was $698.8 million); the 3.50% Notes ($1.0 billion principal amount due at maturity, the balance as of March 31, 2013 was $992.0 million); and other debt of $260.3 million (including the Colombian bridge loans, Colombian loan and Ghana loan and other debt including capital leases). Interest on the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at March 31, 2013 for the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 1.92%. For the three months ended March 31, 2013, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 2.11%. Interest on the South African facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at March 31, 2013, after giving effect to our interest rate swap agreements in South Africa, was 9.84%. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda Loan accrued interest at 6.368% at March 31, 2013. Interest on the Colombian long-term credit facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at March 31, 2013, after giving effect to our interest rate swap agreements in Colombia was 10.11%.

(b)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

As of March 31, 2013, we held ten interest rate swap agreements, all of which have been designated as cash flow hedges, and which had an aggregate notional amount of $101.1 million, interest rates ranging from 5.78% to 7.25% and expiration dates through November 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2013, was comprised of $322.0 million under the 2012 Credit Facility, $750.0 million under the 2012 Term Loan, $61.0 million under the Uganda loan, $44.5 million under the South African facility after giving effect to our interest rate swap agreements in South Africa and $18.4 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreements in Colombia. A 10% increase in current interest rates would result in an additional $0.7 million of interest expense for the three months ended March 31, 2013.

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

For the three months ended March 31, 2013, approximately 33% of our revenues and approximately 43% of our total operating expenses were denominated in foreign currencies, as compared to 28% and 36%, respectively, during the same period in 2012.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2013. As of March 31, 2013, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 5%.

As of March 31, 2013, we have incurred a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $221.9 million of unrealized gains or losses that would be included in other (expense) income in our condensed consolidated statements of operations for the three months ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In our Annual Report on Form 10-K for the year ended December 31, 2012, we reported our material legal proceedings. Since the filing of our Annual Report, there have been no material developments with respect to any material legal proceedings to which we are a party.

ITEM 1A.	RISK FACTORS

Decrease in demand for our communications sites would materially and adversely affect our operating results and we cannot control that demand.

Factors affecting the demand for our communications sites and, to a lesser extent, our network development services, could materially and adversely affect our operating results. Those factors include:

•	technological changes;

•	delays or changes in the deployment of next generation wireless technologies;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	mergers or consolidations among wireless service providers; and

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof.

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

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively. Zoning authorities and community organizations are often opposed to construction of communications sites in their communities and these regulations and initiatives can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. In certain foreign jurisdictions, there may be changes to zoning regulations or construction laws based on site location which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time. These factors could materially and adversely affect our business, results of operations or financial condition.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the three months ended March 31, 2013, four tenants accounted for approximately 75% of our domestic rental and management segment revenue; and five tenants accounted for approximately 55% of our international rental and management segment revenue. If any of these tenants are unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Additionally, due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. We sometimes experience tenants that are facing financial difficulty or have filed for bankruptcy. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the three months ended March 31, 2013, approximately 33% of our consolidated revenue was generated by our international operations, compared to 28% for the three months ended March 31, 2012. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	changes in a specific country’s or region’s political or economic conditions, including inflation;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•

changes to existing or new tax laws, methodologies on our international acquisitions, or fees directed specifically at the ownership and operation of communications sites or our international acquisitions, which may be applied or enforced retroactively;

•	changes to zoning regulations or construction laws, which could retroactively be applied to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	actions restricting or revoking spectrum licenses or suspending business under prior licenses;

•	material site security issues;

•	significant license surcharges;

•	increases in the cost of labor (as a result of unionization or otherwise);

•	potential failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or Office of Foreign Assets Control requirements; and

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

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, which could expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that joint venture.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of March 31, 2013 are located on land we lease pursuant to operating leases. Approximately 77% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

If we elect not to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates, which would substantially reduce funds otherwise available.

We began operating as a REIT for federal income tax purposes, effective for the taxable year beginning January 1, 2012. If we elect not to qualify as a REIT or fail to remain qualified as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply. We cannot guarantee that we will continue to remain qualified, including if our Board of Directors determines it is no longer in our interests to be a REIT.

Qualification as a REIT requires application of certain highly technical and complex provisions of the Code, which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of the Code provisions.

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

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we elect not to or fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and operations would be reduced.

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

To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the concentration of ownership of our stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. We could also be required to liquidate otherwise attractive investments, and could be limited in our ability to hedge liabilities and risks. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, we may receive pressure from investors not to pursue growth opportunities that are not immediately accretive.

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

As of March 31, 2013, we had approximately $8.8 billion of consolidated debt and the ability to borrow additional amounts of approximately $1.7 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

Our leverage could have significant negative consequences on our business, results of operations or financial condition, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of the Secured Towers if an uncured default occurs;

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

Restrictive covenants in the Loan Agreement related to our Securitization, the loan agreements for our credit facilities and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

The Loan Agreement related to our Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the Loan Agreement are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the Loan Agreement could prevent the borrowers from taking certain actions with respect to the Secured Towers and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the Loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case we could lose such towers and the excess cash flow associated with such towers.

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

In addition, reporting and information covenants in our loan agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in our Annual Report.

We may incur goodwill and other intangible asset impairment charges which could result in a significant reduction to our earnings.

In accordance with GAAP, we are required to assess our goodwill and other intangible assets annually to determine if they are impaired or more frequently in the event of circumstances indicating potential impairment. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

While we did not record any impairment charges during the three months ended March 31, 2013, it is possible that in the future, we may be required to record impairment charges for our goodwill or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

We have limited experience operating as a REIT, which may adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations.

We have only been operating as a REIT since January 1, 2012. Accordingly, the experience of our senior management operating a REIT is limited and may adversely affect our ability to remain qualified as a REIT. Failure to maintain REIT status could adversely affect our financial condition, results of operations, cash flow and ability to satisfy debt service obligations.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, we repurchased a total of 164,120 shares of our common stock for an aggregate of $12.5 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
January 2013	15,790	$77.91	15,790	$1,254.8
February 2013	—	—	—	1,254.8
March 2013	148,330	75.82	148,330	1,243.6

Total First Quarter	164,120	$76.02	164,120	$1,243.6

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.
(2)	Average price paid per share is calculated using the aggregate price, excluding commissions and fees.

We continued to repurchase shares of our common stock pursuant to our 2011 Buyback subsequent to March 31, 2013. Between April 1, 2013 and April 19, 2013, we repurchased an additional 205,814 shares of our common stock for an aggregate of $16.1 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of April 19, 2013, we had repurchased a total of 4.7 million shares of our common stock under the 2011 Buyback for an aggregate of $272.5 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.2 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 1, 2013	By:	/S/ THOMAS A. BARTLETT

Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amended and Restated Loan and Security Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender.

10.2	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager.

10.3	First Amended and Restated Cash Management Agreement, dated as of March 15, 2013, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager.

10.4	First Amended and Restated Trust and Servicing Agreement, dated as of March 15, 2013, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee.

10.5	Letter Agreement, dated as of March 12, 2013, by and between the Company and Steven C. Marshall.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-1