Form 10-Q
period 2013-06-30
AMERICAN TOWER CORP /MA/
filed 2013-07-31
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013.

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

As of July 19, 2013, there were 394,997,158 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,447	$368,618
Restricted cash	97,277	69,316
Short-term investments	14,257	6,018
Accounts receivable, net	130,861	143,772
Prepaid and other current assets	232,436	222,895
Deferred income taxes	22,773	25,754

Total current assets	946,051	836,373

PROPERTY AND EQUIPMENT, net	5,811,081	5,766,254
GOODWILL	2,832,392	2,850,573
OTHER INTANGIBLE ASSETS, net	3,214,383	3,197,640
DEFERRED INCOME TAXES	216,463	209,589
DEFERRED RENT ASSET	842,093	776,201
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	476,931	452,788

TOTAL	$14,339,394	$14,089,418

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$91,021	$89,578
Accrued expenses	293,605	286,962
Distributions payable	107,053	189
Accrued interest	89,701	71,271
Current portion of long-term obligations	57,350	60,031
Unearned revenue	142,310	124,147

Total current liabilities	781,040	632,178

LONG-TERM OBLIGATIONS	8,798,604	8,693,345
ASSET RETIREMENT OBLIGATIONS	451,549	435,613
OTHER NON-CURRENT LIABILITIES	688,334	644,101

Total liabilities	10,719,527	10,405,237

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value; 1,000,000,000 shares authorized; 396,953,771 and 395,963,218 shares issued; and 395,129,882 and 395,091,213 shares outstanding, respectively	3,969	3,959
Additional paid-in capital	5,061,814	5,012,124
Distributions in excess of earnings	(1,135,851)	(1,196,907)
Accumulated other comprehensive loss	(274,256)	(183,347)
Treasury stock (1,823,889 and 872,005 shares at cost, respectively)	(137,353)	(62,728)

Total American Tower Corporation equity	3,518,323	3,573,101
Noncontrolling interest	101,544	111,080

Total equity	3,619,867	3,684,181

TOTAL	$14,339,394	$14,089,418

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
REVENUES:
Rental and management	$789,199	$682,262	$1,566,632	$1,366,252
Network development services	19,631	15,472	44,926	27,999

Total operating revenues	808,830	697,734	1,611,558	1,394,251

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $257, $202, $503 and $399, respectively)	198,217	165,060	389,512	328,784
Network development services (including stock-based compensation expense of $149, $240, $341 and $504, respectively)	7,492	7,324	17,963	14,585
Depreciation, amortization and accretion	184,608	172,072	370,412	321,727
Selling, general, administrative and development expense (including stock-based compensation expense of $16,649, $13,109, $37,253 and $25,693, respectively)	99,803	76,848	200,956	156,432
Other operating expenses	5,898	5,944	20,217	27,791

Total operating expenses	496,018	427,248	999,060	849,319

OPERATING INCOME	312,812	270,486	612,498	544,932

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371, $371, $742 and $742, respectively	3,586	3,586	7,129	7,129
Interest income	1,412	2,283	3,126	4,536
Interest expense	(100,815)	(100,233)	(212,581)	(195,350)
Loss on retirement of long-term obligations	(2,669)	—	(37,967)	(398)
Other expense (including unrealized foreign currency losses of $142,909, $114,876, $120,766 and $59,038, respectively)	(141,660)	(118,623)	(119,369)	(65,762)

Total other expense	(240,146)	(212,987)	(359,662)	(249,845)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	72,666	57,499	252,836	295,087
Income tax benefit (provision)	11,447	(23,815)	(7,775)	(51,063)
Income on equity method investments	—	5	—	23

NET INCOME	84,113	33,689	245,061	244,047
Net loss attributable to noncontrolling interest	15,708	14,520	26,167	25,468

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$99,821	$48,209	$271,228	$269,515

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation	$0.25	$0.12	$0.69	$0.68

Diluted net income attributable to American Tower Corporation	$0.25	$0.12	$0.68	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	395,420	394,743	395,330	394,314

Diluted	399,458	398,811	399,659	398,750

DISTRIBUTIONS DECLARED PER SHARE	$0.27	$0.22	$0.53	$0.43

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME—Unaudited

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$84,113	$33,689	$245,061	$244,047
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of taxes of $345, $0, $456 and $0, respectively	3,793	(1,145)	2,749	(1,528)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $59, $0, $118 and $0, respectively	645	150	1,194	198
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	495
Foreign currency translation adjustments, net of taxes of $(7,149), $5,455, $6,583 and $6,097, respectively	(123,369)	(112,048)	(95,942)	(75,139)

Other comprehensive loss	(118,931)	(113,043)	(91,999)	(75,974)

Comprehensive (loss) income	(34,818)	(79,354)	153,062	168,073

Comprehensive loss attributable to noncontrolling interest	18,426	21,942	27,257	40,756

Comprehensive (loss) income attributable to American Tower Corporation	$(16,392)	$(57,412)	$180,319	$208,829

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,061	$244,047
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	38,097	26,596
Depreciation, amortization and accretion	370,412	321,727
Loss on early retirement of securitized debt	35,288	—
Other non-cash items reflected in statements of operations	127,946	112,660
Increase in net deferred rent asset	(53,017)	(59,590)
(Increase) decrease in restricted cash	(27,961)	4,083
(Increase) decrease in assets	(10,229)	33,478
Increase in liabilities	58,924	79,874

Cash provided by operating activities	784,521	762,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(280,605)	(226,402)
Payments for acquisitions, net of cash acquired	(311,170)	(532,860)
Proceeds from sale of short-term investments and other non-current assets	27,978	192,977
Payments for short-term investments	(36,881)	(198,174)
Deposits, restricted cash, investments and other	(1,096)	(2,450)

Cash used for investing activities	(601,774)	(766,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	—	17,127
Borrowings under credit facilities	249,000	1,325,000
Proceeds from issuance of senior notes, net	983,354	698,670
Proceeds from issuance of Securities in securitization transaction, net	1,778,496	—
Proceeds from term loan credit facility	—	750,000
Proceeds from other long-term borrowings	16,000	77,699
Repayments of notes payable, credit facilities and capital leases	(2,938,699)	(2,652,458)
Contributions from noncontrolling interest holders, net	17,721	46,476
Purchases of common stock	(74,625)	(10,838)
Proceeds from stock options	19,752	31,134
Distributions	(102,984)	(82,881)
Payment for early retirement of securitized debt	(29,234)	—
Deferred financing costs and other financing activities	(13,641)	(29,639)

Cash (used for) provided by financing activities	(94,860)	170,290

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(8,058)	(14,510)

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,829	151,746
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	368,618	330,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$448,447	$481,937

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $13,477 AND $17,064, RESPECTIVELY)	$17,153	$12,776

CASH PAID FOR INTEREST	$181,315	$171,661

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$17,142	$(6,978)

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$9,422	$6,021

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive (Loss) Income	Earnings (Distributions) in Excess of Distributions (Earnings)	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2012	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	1,515,284	15	—	—	40,093	—	—	—	40,108
Issuance of common stock-Stock Purchase Plan	47,424	1	—	—	2,362	—	—	—	2,363
Treasury stock activity	—	—	(169,527)	(10,838)	—	—	—	—	(10,838)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(1,146)	—	(382)	(1,528)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	198	—	—	198
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(60,233)	—	(14,906)	(75,139)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	46,781	46,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(305)	(305)
Dividends/distributions declared	—	—	—	—	—	—	(170,134)	—	(170,134)
Net income (loss)	—	—	—	—	—	—	269,515	(25,468)	244,047

BALANCE, JUNE 30, 2012	395,204,787	$3,952	(169,527)	$(10,838)	$4,946,255	$(203,303)	$(1,378,518)	$128,642	$3,486,190

BALANCE, JANUARY 1, 2013	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	952,304	10			47,363				47,373
Issuance of common stock- Stock Purchase Plan	38,249	—	—	—	2,327	—	—	—	2,327
Treasury stock activity	—	—	(951,884)	(74,625)		—	—	—	(74,625)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	2,456	—	293	2,749
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	1,120	—	74	1,194
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(94,485)	—	(1,457)	(95,942)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(299)	(299)
Dividends/distributions declared	—	—	—	—	—	—	(210,172)		(210,172)
Net income (loss)	—	—	—	—	—	—	271,228	(26,167)	245,061

BALANCE, JUNE 30, 2013	396,953,771	$3,969	(1,823,889)	$(137,353)	$5,061,814	$(274,256)	$(1,135,851)	$101,544	$3,619,867

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications real estate in the United States, Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. Effective January 1, 2012, the Company reorganized to qualify as a real estate investment trust for federal income tax purposes (“REIT”).

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

The Company may, from time to time, change the election of other previously designated TRSs that hold certain of its other international operations to be treated as qualified REIT subsidiaries or other disregarded

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

entities (collectively, “QRSs”), and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs.

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

Changes in Presentation—Changes have been made to the presentation of the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2012 to be consistent with the current year presentation. Specifically, amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units of $16.3 million that were previously included in purchases of common stock are now included in deferred financing costs and other financing activities in the Company’s condensed consolidated statements of cash flows.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.    Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of (in thousands):

	June 30, 2013	December 31, 2012 (1)
Prepaid operating ground leases	$61,081	$56,916
Prepaid income tax	60,365	57,665
Unbilled receivables	35,875	32,588
Prepaid assets	29,656	19,037
Value added tax and other consumption tax receivables	14,559	22,443
Other miscellaneous current assets	30,900	34,246

Balance	$232,436	$222,895

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    Accrued Expenses

Accrued expenses consist of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Accrued property and real estate taxes	$44,562	$36,814
Accrued construction costs	41,454	20,711
Payroll and related withholdings	29,650	37,586
Accrued rent	23,003	24,394
Other accrued expenses	154,936	167,457

Balance	$293,605	$286,962

4.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services
	Domestic	International		Total
Balance as of January 1, 2013 (1)	$2,320,645	$527,928	$2,000	$2,850,573
Additions	4,608	12,821	—	17,429
Effect of foreign currency translation	—	(35,610)	—	(35,610)

Balance as of June 30, 2013	$2,325,253	$505,139	$2,000	$2,832,392

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company’s other intangible assets subject to amortization consist of the following as of (in thousands):

		June 30, 2013			December 31, 2012 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (2)	Up to 20	$1,730,583	$(753,777)	$976,806	$1,707,347	$(721,135)	$986,212
Acquired customer-related intangibles	15-20	3,205,429	(1,055,142)	2,150,287	3,120,858	(979,264)	2,141,594
Acquired licenses and other intangibles	3-20	6,523	(1,523)	5,000	26,079	(20,835)	5,244
Economic Rights, TV Azteca	70	28,875	(14,069)	14,806	28,954	(13,902)	15,052

Total		4,971,410	(1,824,511)	3,146,899	4,883,238	(1,735,136)	3,148,102
Deferred financing costs, net (3)	N/A			67,484			49,538

Other intangible assets, net				$3,214,383			$3,197,640

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. The acquired licenses and other intangibles consist primarily of non-competition agreements acquired from SpectraSite, Inc. and in other tower acquisitions. During the six months ended June 30, 2013, the Company retired $19.6 million of intangible assets related to non-competition agreements that had expired and were fully amortized.

The Company amortizes these intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2013, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, was approximately 13 years. Amortization of intangible assets for the three and six months ended June 30, 2013 was approximately $61.1 million and $120.3 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and six months ended June 30, 2012 was approximately $55.7 million and $107.5 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. The Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in millions):

Fiscal Year
2013 (remaining year)	$123.2
2014	232.4
2015	214.0
2016	201.7
2017	195.1
2018	188.7

5.    Financing Transactions

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). On March 15, 2013, the Company repaid all indebtedness outstanding under the Certificates ($1.75 billion in principal amount), plus prepayment consideration and accrued interest thereon and other costs and expenses related thereto, with proceeds from the offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A, as described in more detail below (collectively, the “Securities”). The Company recorded a loss on retirement of long-term obligations in the accompanying statements of operations of $35.3 million, consisting of prepayment consideration of $29.2 million and the expense of deferred financing costs of $6.1 million.

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A—On March 15, 2013, the Company completed a securitization transaction (the “Securitization”) involving assets related to 5,195 wireless and broadcast communications towers (the “Secured Towers”) owned by two special purpose subsidiaries of the Company, through a private offering of $1.8 billion of the Securities. The net proceeds of the transaction were $1.78 billion. The Securities were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), an indirect wholly owned special purpose subsidiary of the Company. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to a securitization.

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

Amounts due under the Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Securities and for any other payments required by the Loan Agreement or Trust Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to March 15, 2018, which is the anticipated repayment date for the component of the Loan associated with the Series 2013-1A Securities. On a

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

monthly basis, after payment of all required amounts under the Loan Agreement and Trust Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, and can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the principal amount of the Loan, as of the last day of any calendar quarter prior to the applicable anticipated repayment date, is 1.30x or less (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be equal to or below the Cash Trap DSCR for two consecutive calendar quarters, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR equals or falls below 1.15x (the “Minimum DSCR”) for such calendar quarter and such amortization period will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters or (ii) on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. During an amortization period all excess cash is applied to payment of the principal on the Loan.

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

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Towers, (2) a pledge of the Borrowers’ operating cash flows from the Secured Towers, (3) a security interest in substantially all of the Borrowers’ personal property and fixtures and (4) the Borrowers’ rights under the tenant leases and the Management Agreement entered into in connection with the Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of entering a securitization transaction, and the assets and credit of these entities are not available to satisfy the debts and other obligations of the Company or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carveouts for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $87.4 million held in the reserve accounts as of June 30, 2013 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.

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

2011 Credit Facility—On June 28, 2013, the Company terminated the 2011 Credit Facility upon entering into a new $1.5 billion senior unsecured revolving credit facility (the “2013 Credit Facility”). During the three months ended June 30, 2013, the Company recorded a loss on retirement of long-term obligations in the accompanying statements of operations of $2.7 million, related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The 2011 Credit Facility had a term of five years and a maturity date of April 8, 2016. The 2011 Credit Facility was terminated prior to maturity at the Company’s option without penalty or premium. The 2011 Credit Facility was undrawn at the time of termination.

2012 Credit Facility—As of June 30, 2013, the Company had $322.0 million outstanding under the 2012 Credit Facility and had approximately $8.0 million of undrawn letters of credit. The Company repaid $719.0 million on January 8, 2013 with net proceeds received from the offering of the 3.50% Notes and cash on hand. Subsequent to June 30, 2013, the Company did not have any amounts outstanding under the 2012 Credit Facility as the Company used borrowings under the 2013 Credit Facility to repay any existing indebtedness. The Company continues to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The current margin over the London Interbank Offered Rate (“LIBOR”) that the Company would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2013 Credit Facility—On June 28, 2013, the Company entered into the 2013 Credit Facility, which allows the Company to borrow up to $1.5 billion, and includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing the Company to request additional commitments of up to $500.0 million.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018 and includes two one-year renewal periods at the Company’s option. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR-based borrowings, or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings is 1.250% and the current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

As of June 30, 2013, the Company did not have any amounts outstanding under the 2013 Credit Facility and had approximately $2.2 million of undrawn letters of credit. Subsequent to June 30, 2013, the Company borrowed $322.0 million under the 2013 Credit Facility to repay all amounts outstanding under the 2012 Credit Facility. The Company will continue to maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2012 Term Loan—On June 29, 2012, the Company entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The 2012 Term Loan has a term of five years and matures on June 29, 2017. As of June 30, 2013, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Colombian Bridge Loans—In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”) pursuant to an agreement dated July 17, 2011, one of the Company’s Colombian subsidiaries entered into five Colombian Peso (“COP”) denominated bridge loans. As of June 30, 2013, the aggregate principal amount outstanding under these bridge loans was 94.0 billion COP (approximately $48.7 million). As of June 30, 2013, the bridge loans had an interest rate of 7.99%. In June 2013, the maturity date was extended to December 22, 2013.

Indian Working Capital Facility—On April 29, 2013, one of the Company’s Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the Indian Rupee equivalent of $10.0 million. Any advances made pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. As of June 30, 2013, ATC India had not drawn on the facility.

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

The Company, through certain of its foreign subsidiaries, has entered into interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa and Colombia. As of June 30, 2013, the Company had nine interest rate swap agreements outstanding in South Africa with an aggregate notional value of 423.6 million South African Rand (“ZAR”) ($42.9 million) and one interest rate swap agreement outstanding in Colombia with a notional value of 101.3 billion COP ($52.5 million). The Company’s South African interest rate swap agreements accrue interest based on the Johannesburg Interbank Agreed Rate (“JIBAR”), have been designated as cash flow hedges, have fixed interest rates ranging from 6.09% to 7.25% and expire on March 31, 2020. The Company’s Colombian interest rate swap agreement accrues interest based on the Inter-bank Rate (“IBR”), has been designated as a cash flow hedge, has a fixed interest rate of 5.78% and expires on November 30, 2020.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of June 30, 2013 and December 31, 2012, the notional amount and fair value of the Company’s interest rate swap agreements, which were recorded as other non-current liabilities, were as follows (in thousands):

	June 30, 2013 (1)	December 31, 2012 (2)
ZAR
Notional	423,634	423,634
Carrying Amount/Fair Value	583	20,441
COP
Notional	101,250,000	101,250,000
Carrying Amount/Fair Value	1,299,238	5,356,377

(1)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $95.4 million and $0.7 million, respectively, as of June 30, 2013.
(2)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $107.3 million and $5.4 million, respectively, as of December 31, 2012.

During the three months ended June 30, 2013 and 2012, the interest rate swap agreements held by the Company had the following impact on OCI included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Three Months Ended June 30, 2013
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$4,138	Interest expense	$(704)	N/A	N/A

Three Months Ended June 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,315)	Interest expense	$(170)	N/A	N/A

During the six months ended June 30, 2013 and 2012, the interest rate swap agreements held by the Company had the following impact on OCI included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Six Months Ended June 30, 2013
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$3,205	Interest expense	$(1,312)	N/A	N/A

Six Months Ended June 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,850)	Interest expense	$(322)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of June 30, 2013, approximately $1.4 million related to derivatives designated as cash flow hedges is expected to be reclassified from accumulated other comprehensive (loss) income into earnings in the next twelve months.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	June 30, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$14,257		$14,257
Liabilities:
Acquisition-related contingent consideration			$21,218	$21,218
Interest rate swap agreements (2)		$733		$733

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$6,018			$6,018
Liabilities:
Acquisition-related contingent consideration			$23,711	$23,711
Interest rate swap agreements (2)		$5,442		$5,442

(1)	Consists of highly liquid investments with original maturities in excess of three months.
(2)	Consists of interest rate swap agreements based on JIBAR and IBR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value approximated cost at June 30, 2013 and December 31, 2012.

The fair value of the Company’s interest rate swap agreements recorded as net liabilities is included in other non-current liabilities in the accompanying condensed consolidated balance sheets. Fair valuations of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Company’s interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk and the Company’s own credit standing. The Company includes in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract.

The Company may be required to pay additional consideration under certain agreements for the acquisitions of communications sites in Brazil, Colombia, Ghana, South Africa and the United States if specific conditions are met or events occur, such as the (i) collocation of certain wireless carriers subsequent to acquiring the communications sites (ii) conversion of certain barter agreements with other wireless carriers to cash-paying master lease agreements or (iii) achievement of certain earnings targets. For more information regarding contingent consideration, see note 14 to the accompanying condensed consolidated financial statements.

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

As of June 30, 2013, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $34.3 million. During the three months ended June 30, 2013 and 2012, the fair value of the contingent consideration changed as follows (in thousands):

	2013	2012
Balance as of April 1	$25,201	$32,359
Additions	313	356
Payments	(1,033)	—
Change in fair value	(2,007)	(1,843)
Foreign currency translation adjustment	(1,256)	(975)

Balance as of June 30	$21,218	$29,897

During the six months ended June 30, 2013 and 2012, the fair value of the contingent consideration changed as follows (in thousands):

	2013	2012
Balance as of January 1	$23,711	$25,617
Additions	478	356
Payments	(4,222)	(445)
Change in fair value	3,307	3,478
Foreign currency translation adjustment	(2,056)	891

Balance as of June 30	$21,218	$29,897

Items Measured at Fair Value on a Nonrecurring Basis—During the six months ended June 30, 2013, the Company recorded an asset impairment charge of $0.1 million, which was recorded in other operating expenses

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

in the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2012, certain long-lived assets held and used with a carrying value of $292.7 million were written down to their net realizable value of $282.0 million, resulting in an asset impairment charge of $10.7 million, which was recorded in other operating expenses in the accompanying condensed consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2013.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair value as of June 30, 2013 and December 31, 2012. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2013, the carrying value and fair value of long-term obligations, including the current portion, were $8.9 billion and $9.1 billion, respectively, of which $7.3 billion was measured using Level 1 inputs and $1.8 billion was measured using Level 2 inputs. As of December 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $8.8 billion and $9.4 billion, respectively, of which $4.9 billion was measured using Level 1 inputs and $4.5 billion was measured using Level 2 inputs.

8.    Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended June 30, 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of April 1, 2013	$(5,162)	$(3,628)	$(149,253)	$(158,043)
Other comprehensive loss before reclassifications, net of tax	3,570	—	(120,394)	(116,824)
Amounts reclassified from accumulated other comprehensive loss, net of tax	410	201	—	611

Net current-period other comprehensive income (loss)	3,980	201	(120,394)	(116,213)

Balance as of June 30, 2013	$(1,182)	$(3,427)	$(269,647)	$(274,256)

(1)	Losses on cash flow hedges have been reclassified into interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended June 30, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The changes in accumulated other comprehensive loss for the six months ended June 30, 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,358)	$(3,827)	$(175,162)	$(183,347)
Other comprehensive loss before reclassifications, net of tax	2,456	—	(94,485)	(92,029)
Amounts reclassified from accumulated other comprehensive loss, net of tax	720	400	—	1,120

Net current-period other comprehensive income (loss)	3,176	400	(94,485)	(90,909)

Balance as of June 30, 2013	$(1,182)	$(3,427)	$(269,647)	$(274,256)

(1)	Losses on cash flow hedges have been reclassified into interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the six months ended June 30, 2013.

9.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. As described in note 1, the Company reorganized to qualify as a REIT for the taxable year commencing January 1, 2012. As a REIT, the Company will continue to be subject to income taxes on the income of its TRSs. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. Additionally, the Company is able to offset income in both its TRSs and QRSs by utilizing its net operating losses.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of June 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $32.2 million and $30.6 million, respectively. The increase in the amount of unrecognized tax benefits during the three and six months ended June 30, 2013 is primarily attributable to the additions to the Company’s existing tax positions partially offset by fluctuations in foreign currency exchange rates and the closure of certain tax years. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 13 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $0.8 million.

The Company recorded penalties and tax-related interest expense during the three and six months ended June 30, 2013 of $1.3 million and $2.6 million, respectively, and during the three and six months ended June 30, 2012 of $1.2 million and $2.6 million, respectively. In addition, due to the expiration of the statute of limitations

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

in certain jurisdictions, the Company reduced its liability for uncertain tax positions by $0.7 million. As of June 30, 2013 and December 31, 2012, the total amount of accrued income tax-related interest and penalties included in other non-current liabilities in the condensed consolidated balance sheets was $29.9 million and $28.7 million, respectively.

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2013 of $17.1 million and $38.1 million, respectively, and stock-based compensation expense during the three and six months ended June 30, 2012 of $13.6 million and $26.6 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2013 included $1.1 million related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company capitalized $0.4 million and $0.8 million of stock-based compensation expense as property and equipment during the three and six months ended June 30, 2013, respectively, and capitalized $0.5 million and $1.1 million of stock-based compensation expense as property and equipment during the three and six months ended June 30, 2012, respectively.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (“2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of June 30, 2013, the Company had the ability to grant stock-based awards with respect to an aggregate of 16.5 million shares of common stock under the 2007 Plan.

Effective January 1, 2013, the Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units granted on or after January 1, 2013 upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made after January 1, 2013, the Company will recognize compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an additional $0.6 million and $7.3 million of stock-based compensation expense during the three and six months ended June 30, 2013, respectively.

Stock Options—The Company’s option activity for the six months ended June 30, 2013 is as follows:

Number of Options
Outstanding as of January 1, 2013	5,829,945
Granted	1,420,206
Exercised	(421,105)
Forfeited	(32,535)
Expired	—

Outstanding as of June 30, 2013	6,796,511

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the six months ended June 30, 2013:

Range of risk-free interest rate	0.75% - 1.03%
Weighted average risk-free interest rate	0.90%
Expected life of option grants	4.4 years
Range of expected volatility of underlying stock price	26.60% - 36.09%
Weighted average expected volatility of underlying stock price	33.56%
Expected annual dividends	1.50%

The weighted average grant date fair value per share during the six months ended June 30, 2013 was $19.15. As of June 30, 2013, total unrecognized compensation expense related to unvested stock options was $44.5 million and is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units—The Company’s restricted stock unit activity during the six months ended June 30, 2013 is as follows:

Number of Units
Outstanding as of January 1, 2013	1,968,553
Granted	803,561
Vested	(787,707)
Forfeited	(60,205)

Outstanding as of June 30, 2013	1,924,202

As of June 30, 2013, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $98.9 million and is expected to be recognized over a weighted average period of approximately three years. Distributions accrue with each unvested restricted stock unit award granted subsequent to January 1, 2012, which are payable upon vesting.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (the “ESPP”) for all eligible employees as described in note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the lower of the fair market value on the first or the last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2013, employee contributions were accumulated to purchase an estimated 38,249 shares under the ESPP.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2013, which resulted in a fair value per share of $13.29, are as follows:

Approximate risk-free interest rate	0.13%
Expected life of shares	6 months
Expected volatility of underlying stock price over the option period	13.57%
Expected annual dividends	1.50%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

11.    Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of its common stock (“2011 Buyback”).

During the six months ended June 30, 2013, the Company repurchased 951,884 shares of its common stock for an aggregate of $74.6 million, including commissions and fees, pursuant to the 2011 Buyback. As of June 30, 2013, the Company had repurchased a total of approximately 5.3 million shares of its common stock under the 2011 Buyback for an aggregate of $318.6 million, including commissions and fees.

Between July 1, 2013 and July 19, 2013, the Company repurchased an additional 249,180 shares of its common stock for an aggregate of $18.2 million, including commissions and fees, pursuant to the 2011 Buyback. As of July 19, 2013, the Company had repurchased a total of approximately 5.5 million shares of its common stock under the 2011 Buyback for an aggregate of $336.8 million, including commissions and fees.

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

Distributions—During the six months ended June 30, 2013, the Company declared the following regular cash distributions to its stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 12, 2013	April 25, 2013	April 10, 2013	$0.26	$102.8
May 22, 2013	July 16, 2013	June 17, 2013	$0.27	$106.7

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of June 30, 2013, the Company had accrued $1.2 million of distributions payable related to unvested restricted stock units. During the six months ended June 30, 2013, the Company paid $0.2 million of distributions payable upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

12.    Earnings Per Common Share

Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the treasury stock method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 13).

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations attributable to American Tower Corporation	$99,821	$48,209	$271,228	$269,515

Basic weighted average common shares outstanding	395,420	394,743	395,330	394,314
Dilutive securities	4,038	4,068	4,329	4,436

Diluted weighted average common shares outstanding	399,458	398,811	399,659	398,750

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.25	$0.12	$0.69	$0.68

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.25	$0.12	$0.68	$0.68

For the three and six months ended June 30, 2013, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and stock-based awards of 1.2 million and 0.9 million, respectively, as the effect would be anti-dilutive. For the three and six months ended June 30, 2012, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and stock-based awards of 1.4 million and 0.9 million, respectively, as the effect would be anti-dilutive.

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

TriStar Litigation—The Company is involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under the Company’s owned or managed sites and the Company believes TriStar has induced the landowner to breach obligations to the Company. In addition, on February 16, 2012, TriStar brought a federal action against the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Company in the United States District Court for the Northern District of Texas, in which TriStar principally alleges that the Company made misrepresentations to landowners when competing with TriStar for land under the Company’s owned or managed sites. On January 22, 2013, the Company filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and the Company. TriStar and the Company are seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as an unspecified amount of damages.

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,450 towers from AT&T commencing between December 2000 and August 2004. Substantially all of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $571.4 million as of June 30, 2013, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”), to acquire towers through a 15-year sublease agreement. Pursuant to the agreement with Verizon, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $70.2 million as of June 30, 2013. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at June 30, 2013 would be valued at approximately $99.9 million.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the liability is also reasonably estimable. During the six months ended June 30, 2013, the Company received notices from the Indian tax authorities of their intent to challenge the transfer pricing related to taxes arising out of transactions of Essar Telecom Infrastructure Private Limited (“ETIPL”) in 2008, prior to the Company’s acquisition of ETIPL in August 2010. Pursuant to the Company’s definitive acquisition agreement, the seller is

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010. Since no formal assessment has been issued and the Company believes ETIPL’s tax position will be sustained upon examination, the Company has not recorded a liability related to this notification.

14.    Acquisitions

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets and/or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets and/or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the six months ended June 30, 2013, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2012.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2013 from the date of respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from communication service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The Company expenses acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs. During the three and six months ended June 30, 2013 the Company recognized acquisition and merger related expenses of $3.3 million and $16.9 million, respectively. During the three and six months ended June 30, 2012 the Company recognized acquisition and merger related expenses of $3.2 million and $9.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2013 Acquisitions

Mexico Axtel Acquisition—On January 23, 2013, the Company entered into a definitive agreement to purchase communications sites from Axtel, S.A.B. de C.V. (“Axtel”). Pursuant to the definitive agreement, on January 31, 2013, the Company acquired 883 communications sites from Axtel for an aggregate purchase price of $248.5 million, subject to post-closing adjustments and value added tax.

Other International Acquisitions—During the six months ended June 30, 2013, the Company acquired a total of 134 additional communications sites and equipment in the Company’s international markets, including Brazil, Colombia and Mexico, for an aggregate purchase price of $25.1 million (including contingent consideration of $0.5 million and value added tax of $0.1 million), subject to post-closing adjustments.

Other U.S. Acquisitions—During the six months ended June 30, 2013, the Company acquired a total of 40 additional communications sites and equipment, as well as ten property interests, in the United States for an aggregate purchase price of $46.8 million, including cash paid of approximately $46.5 million and net liabilities assumed of approximately $0.3 million, subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets.

	Mexico Axtel	Other International	Other U.S.
Current assets	$—	$95	$1,404
Non-current assets	4,032	1,171	44
Property and equipment	86,100	10,603	12,297
Intangible assets (1):
Customer-related intangible assets	115,700	6,464	23,589
Network location intangible assets	41,700	5,538	5,381
Current liabilities	—	—	(365)
Other non-current liabilities	(9,377)	(1,220)	(496)

Fair value of net assets acquired	$238,155	$22,651	$41,854

Goodwill (2)	10,368	2,453	4,608

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

2012 Acquisitions

Brazil-Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 communications sites from Vivo S.A. (“Vivo”). Pursuant to the agreement, on March 30, 2012, the Company purchased 800 communications sites for an aggregate purchase price of $151.7 million. On June 30, 2012, the Company purchased the remaining 700 communications sites for an aggregate purchase price of $126.3 million, subject to post-closing adjustments. In addition, the Company and Vivo amended the asset purchase agreement to allow for the acquisition of up to an additional 300 communications sites by the Company, subject to regulatory approval. On August 31, 2012, the Company purchased an additional 192

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

communications sites from Vivo for an aggregate purchase price of $32.7 million, subject to post-closing adjustments.

Diamond Acquisition (United States)—On December 28, 2012, the Company acquired Diamond Communications Trust and its subsidiary New Towers LLC, which held a portfolio of 316 communications sites and 24 property interests under third-party communications sites, for an aggregate purchase price of $322.5 million, including cash paid of $320.1 million and net liabilities assumed of $2.4 million.

Germany Acquisition—On November 14, 2012, the Company entered into a definitive agreement to purchase communications sites from E-Plus Mobilfunk GmbH & Co. KG (“E-Plus”). On December 4, 2012, the Company completed the purchase of 2,031 communications sites from E-Plus, for an aggregate purchase price of $525.7 million.

Skyway Acquisition (United States)—On December 20, 2012, the Company acquired an entity holding a portfolio of 318 communications sites from Skyway Towers Holdings, LLC (“Skyway”) for an aggregate purchase price of $169.6 million, including cash paid of approximately $169.5 million and net liabilities assumed of approximately $0.1 million. The aggregate purchase price was subsequently decreased to $166.3 million, including cash paid of approximately $166.2 million and net liabilities assumed of approximately $0.1 million, primarily due to the return of 11 communications sites to Skyway pursuant to the terms of the purchase agreement.

Uganda Acquisition—On December 8, 2011, the Company entered into a definitive agreement with MTN Group Limited (“MTN Group”) to establish a joint venture in Uganda. The joint venture is controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% interest and a wholly owned subsidiary of MTN Group holds a 49% interest. The joint venture is managed and controlled by the Company and owns a tower operations company in Uganda.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,000 existing communications sites from MTN Group’s operating subsidiary in Uganda, subject to customary closing conditions. On June 29, 2012, the joint venture acquired 962 communications sites for an aggregate purchase price of $171.5 million, subject to post-closing adjustments. As a result of post-closing adjustments, the aggregate purchase price was adjusted from $171.5 million to $173.2 million during the year ended December 31, 2012, and further adjusted to $169.2 million during the six months ended June 30, 2013.

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

Other International Acquisitions—During the year ended December 31, 2012, the Company acquired a total of 705 additional communications sites and equipment in the Company’s international markets, including Mexico and South Africa, for an aggregate purchase price of $162.7 million (including value added tax of $21.9 million), subject to post-closing adjustments.

Other United States Acquisitions—During the year ended December 31, 2012, the Company acquired a total of 128 additional communications sites and equipment in the United States for an aggregate purchase price of $146.2 million, subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets.

	Brazil Vivo (1)	Diamond (U.S.)	Germany	Skyway (U.S.)	Uganda (1)	Other International	Other U.S.
Current assets	$—	$842	$14,043	$740	$—	$21,911	$—
Non-current assets	22,418	—	—	—	2,258	2,309	153
Property and equipment	138,959	72,447	203,494	58,913	102,366	66,073	61,195
Intangible assets (2):
Customer-related intangible assets	83,012	184,200	276,021	64,400	30,500	52,911	61,266
Network location intangible assets	40,983	32,000	26,450	20,500	26,000	15,935	16,133
Current liabilities	—	(3,216)	(2,988)	(454)	—	—	—
Other non-current liabilities	(18,195)	(3,423)	(23,243)	(3,222)	(7,528)	(6,294)	(1,310)

Fair value of net assets acquired	$267,177	$282,850	$493,777	$140,877	$153,596	$152,845	$137,437

Goodwill (3)	43,518	37,276	31,876	25,308	15,644	9,844	8,724

(1)	The allocation of the purchase price was finalized during the six months ended June 30, 2013.
(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes, except for Uganda where goodwill is not expected to be deductible and South Africa where goodwill is expected to be partially deductible.

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the consolidated balance sheets in the Annual Report on Form 10-K for the year ended December 31, 2012.

	Brazil Vivo	Diamond (U.S.)	Germany	Skyway (U.S.)	Uganda	Other International	Other U.S.
Current assets	$—	$842	$14,483	$740	$—	$21,911	$—
Non-current assets	24,460	—	—	—	2,258	4,196	153
Property and equipment	138,959	69,045	233,073	60,671	102,366	61,080	61,995
Intangible assets (1):
Customer-related intangible assets	80,010	171,300	218,146	63,000	36,500	49,227	61,966
Network location intangible assets	37,980	28,400	20,819	20,700	27,000	16,442	16,233
Current liabilities	—	(3,216)	(2,990)	(454)	—	—	—
Other non-current liabilities	(18,195)	(3,423)	(23,243)	(3,333)	(7,528)	(5,893)	(1,310)

Fair value of net assets acquired	$263,214	$262,948	$460,288	$141,324	$160,596	$146,963	$139,037

Goodwill (2)	47,481	57,178	65,365	28,224	12,564	15,726	7,124

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes, except for Uganda where goodwill is not expected to be deductible and South Africa where goodwill is expected to be partially deductible.

Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisitions of communications sites in Brazil, Colombia, Ghana, South Africa and the United States if specific conditions are met or events occur.

Colombia—Under the terms of the agreement with Colombia Movil, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expected the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $30.3 million and estimated it to be $17.4 million using a probability weighted average of the expected outcomes at June 30, 2013. During the three and six months ended June 30, 2013, the Company recorded an increase in fair value of $0.6 million and $1.0 million, respectively, in other operating expenses in the accompanying condensed consolidated statements of operations.

South Africa—Under the terms of the agreement with Cell C (Pty) Limited (“Cell C”) dated November 4, 2010, pursuant to which the Company agreed to purchase up to 1,400 existing communications sites and additional communications sites in South Africa, the Company is required to make periodic payments based on the annualized rent for each collocation installed for a specific wireless carrier on the acquired communications sites occurring within a four-year period after the initial closing date. Based on current estimates, the Company expected the value of the remaining potential contingent consideration payments required to be made under the agreement to be between zero and $2.5 million and estimated it to be $2.5 million using a probability-weighted average of the expected outcomes at June 30, 2013. The Company has previously made payments under this arrangement of $11.0 million. During the three and six months ended June 30, 2013, the Company recorded a decrease in fair value of $0.6 million and an increase in fair value of $3.4 million, respectively, in other operating expenses in the accompanying condensed consolidated statements of operations. Subsequent to June 30, 2013, the Company amended its agreement with Cell C whereby the Company made a one-time payment of $2.5 million, which satisfied its remaining contingent consideration obligations.

Other—In addition, the Company recorded contingent consideration liabilities related to certain agreements in Brazil, Ghana and the United States related to the collocation of certain wireless carriers or achievement of certain earnings targets. Based on current estimates, the Company expected the value of potential contingent consideration payments required to be made under the agreement to be between zero and $1.5 million and estimated it to be $1.3 million using a probability weighted average of the expected outcomes at June 30, 2013. During the three and six months ended June 30, 2013, the Company recorded a decrease in fair value of $2.0 million and $1.1 million, respectively, in other operating expenses in the accompanying condensed consolidated statements of operations.

For more information regarding contingent consideration, see note 7 to the accompanying condensed consolidated financial statements.

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 is shown in the following tables. The “Other” column represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income from continuing operations before income

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

taxes and income on equity method investments, as these amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$521,043	$268,156	$789,199	$19,631		$808,830
Segment operating expenses (1)	95,208	102,752	197,960	7,343		205,303
Interest income, TV Azteca, net	—	3,586	3,586	—		3,586

Segment gross margin	425,835	168,990	594,825	12,288		607,113

Segment selling, general, administrative and development expense (1)	24,243	32,490	56,733	2,324		59,057

Segment operating profit	$401,592	$136,500	$538,092	$9,964		$548,056

Stock-based compensation expense					$17,055	17,055
Other selling, general, administrative and development expense					24,097	24,097
Depreciation, amortization and accretion					184,608	184,608
Other expense (principally interest expense and other (expense) income)					249,630	249,630
Income from continuing operations before income taxes and income on equity method investments						$72,666

Total assets	$8,618,294	$5,414,526	$14,032,820	$48,603	$257,971	$14,339,394

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $16.6 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$473,411	$208,851	$682,262	$15,472		$697,734
Segment operating expenses (1)	88,113	76,745	164,858	7,084		171,942
Interest income, TV Azteca, net	—	3,586	3,586	—		3,586

Segment gross margin	385,298	135,692	520,990	8,388		529,378

Segment selling, general, administrative and development expense (1)	21,097	19,481	40,578	1,925		42,503

Segment operating profit	$364,201	$116,211	$480,412	$6,463		$486,875

Stock-based compensation expense					$13,551	13,551
Other selling, general, administrative and development expense					21,236	21,236
Depreciation, amortization and accretion					172,072	172,072
Other expense (principally interest expense and other (expense) income)					222,517	222,517

Income from continuing operations before income taxes and income on equity method investments						$57,499

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $13.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$1,036,719	$529,913	$1,566,632	$44,926		$1,611,558
Segment operating expenses (1)	187,041	201,968	389,009	17,622		406,631
Interest income, TV Azteca, net	—	7,129	7,129	—		7,129

Segment gross margin	849,678	335,074	1,184,752	27,304		1,212,056

Segment selling, general, administrative and development expense (1)	47,141	62,025	109,166	5,225		114,391

Segment operating profit	$802,537	$273,049	$1,075,586	$22,079		$1,097,665

Stock-based compensation expense					$38,097	38,097
Other selling, general, administrative and development expense					49,312	49,312
Depreciation, amortization and accretion					370,412	370,412
Other expense (principally interest expense and other (expense) income)					387,008	387,008

Income from continuing operations before income taxes and income on equity method investments						$252,836

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.8 million and $37.3 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$960,473	$405,779	$1,366,252	$27,999		$1,394,251
Segment operating expenses (1)	181,116	147,269	328,385	14,081		342,466
Interest income, TV Azteca, net	—	7,129	7,129	—		7,129

Segment gross margin	779,357	265,639	1,044,996	13,918		1,058,914

Segment selling, general, administrative and development expense (1)	40,497	43,376	83,873	2,283		86,156

Segment operating profit	$738,860	$222,263	$961,123	$11,635		$972,758

Stock-based compensation expense					$26,596	26,596
Other selling, general, administrative and development expense					44,583	44,583
Depreciation, amortization and accretion					321,727	321,727
Other expense (principally interest expense and other (expense) income)					284,765	284,765

Income from continuing operations before income taxes and income on equity method investments						$295,087

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $25.7 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the six months ended June 30, 2013. We also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. Effective January 1, 2012, we reorganized to qualify as a real estate investment trust for federal income tax purposes (“REIT”, and the reorganization, the “REIT Conversion”).

Our communications real estate portfolio of 56,506 sites, as of June 30, 2013, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2013, 22,720 towers domestically and 33,473 towers internationally. Our portfolio also includes 313 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

The following table details the number of communications sites we own or operate as of June 30, 2013:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	16,572	6,419
International:
Brazil	4,337	155
Chile	1,186	—
Colombia	2,398	706
Germany	2,031	—
Ghana	1,936	—
India	10,779	—
Mexico	6,540	199
Peru	499	—
South Africa	1,629	—
Uganda	1,120	—

(1)	All of the sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

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

In the section that follows, we provide information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as our current results of operations, financial position and sources and uses of liquidity. In addition, we highlight key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions.

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

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the six months ended June 30, 2013 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2013, we expect to generate over $20 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed percentage (on average approximately 3.5% in the U.S.), inflation or inflation with a fixed minimum or maximum escalation for the year. Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the six months ended June 30, 2013, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.4% of the total revenue of our rental and management segments.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications and data services and our ability to meet that demand by adding new tenants and new equipment for existing tenants on our legacy sites, which increases the utilization and profitability of our sites. In addition, we believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their networks as well as roll out next generation wireless technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk adjusted return on investment criteria.

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

REIT Conversion. Effective January 1, 2012, we reorganized to qualify as a REIT. The REIT tax rules require that we derive most of our income, other than income generated by a taxable REIT subsidiary (“TRS”), from investments in real estate, which for us primarily consists of income from the leasing of our communications sites. Under the Internal Revenue Code of 1986, as amended (the “Code”), maintaining REIT status generally requires that no more than 25% of the value of the REIT’s assets be represented by securities of one or more TRSs and other non-qualifying assets.

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the six months ended June 30, 2013, we declared an aggregate of approximately $209.5 million in regular cash distributions to our stockholders. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

For more information on the requirements to qualify as a REIT, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Business—Overview,” and Item 1A of this Quarterly Report under the caption “Risk Factors.”

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) and Adjusted Funds From Operations (“AFFO”).

We define Adjusted EBITDA as net income before income (loss) on discontinued operations, net; income (loss) from equity method investments; income tax provision (benefit); other income (expense); loss on retirement of long-term obligations; interest expense; interest income; other operating income (expense); depreciation, amortization and accretion; and stock-based compensation expense.

NAREIT FFO is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges and real estate related depreciation, amortization and accretion, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interest.

We define AFFO as NAREIT FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the non-cash portion of our tax provision; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, capitalized interest and debt discounts and premiums; (vi) other income (expense); (vii) loss on retirement of long-term obligations; (viii) other operating income (expense); and adjustments for (ix) unconsolidated affiliates and (x) noncontrolling interest, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012 (in thousands, except percentages)

Revenue

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$521,043	$473,411	$47,632	10%
International	268,156	208,851	59,305	28

Total rental and management	789,199	682,262	106,937	16
Network development services	19,631	15,472	4,159	27

Total revenues	$808,830	$697,734	$111,096	16%

Total revenues for the three months ended June 30, 2013 increased 16% to $808.8 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 9,295 new sites that we have constructed or acquired since April 1, 2012.

Domestic rental and management segment revenue for the three months ended June 30, 2013 increased 10% to $521.0 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 8%, which includes approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,105 new sites, as well as land interests under third-party sites since April 1, 2012; and

•	A decrease of less than 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended June 30, 2013 increased 28% to $268.2 million, which was comprised of:

•	Revenue growth from new sites of approximately 22%, resulting from the construction or acquisition of approximately 8,190 new sites since April 1, 2012;

•

Revenue growth from legacy sites of approximately 9%, which includes approximately 9% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by approximately 2% for the reversal of revenue reserves during the three months ended June 30, 2012; and

•

A decrease of approximately 3% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 2% related to fluctuations in South African Rand (“ZAR”), approximately 1% related to fluctuations in Brazilian Reais (“BRL”) and approximately 1% related to fluctuations in Indian Rupees (“INR”).

Network development services segment revenue for the three months ended June 30, 2013 increased 27% to $19.6 million. The growth was primarily attributable to an increase in site acquisition, zoning and permitting services and structural engineering services as a result of an increase in tenant lease applications, which are primarily associated with our tenants’ next generation technology network upgrades during the three months ended June 30, 2013.

Gross Margin

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$425,835	$385,298	$40,537	11%
International	168,990	135,692	33,298	25

Total rental and management	594,825	520,990	73,835	14
Network development services	12,288	8,388	3,900	46%

Domestic rental and management segment gross margin for the three months ended June 30, 2013 increased 11% to $425.8 million, which was comprised of:

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue, as described above; and

•

Gross margin growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,105 new sites, as well as land interests under third-party sites since April 1, 2012.

International rental and management segment gross margin for the three months ended June 30, 2013 increased 25% to $169.0 million, which was comprised of:

•	Gross margin growth from new sites of approximately 21%, resulting from the construction or acquisition of approximately 8,190 new sites since April 1, 2012;

•	Gross margin growth from legacy sites of approximately 6%, primarily associated with the increase in revenue, as described above; and

•

A decrease of approximately 2% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 2% related to fluctuations in ZAR, approximately 2% related to fluctuations in BRL and approximately 1% related to fluctuations in INR.

Network development services segment gross margin for the three months ended June 30, 2013 increased 46% to $12.3 million. The increase was primarily attributable to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$24,243	$21,097	$3,146	15%
International	32,490	19,481	13,009	67

Total rental and management	56,733	40,578	16,155	40
Network development services	2,324	1,925	399	21
Other	40,746	34,345	6,401	19

Total selling, general, administrative and development expense	$99,803	$76,848	$22,955	30%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended June 30, 2013 increased 30% to $99.8 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the three months ended June 30, 2013 increased 15% to $24.2 million. The increase was primarily driven by increasing personnel and related costs to support a growing portfolio.

International rental and management segment SG&A for the three months ended June 30, 2013 increased 67% to $32.5 million. During the three months ended June 30, 2012, we reversed approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved. In addition, international rental and management segment SG&A increased due to our continued expansion initiatives in foreign markets, including the launch of operations in Germany.

Network development services segment SG&A for the three months ended June 30, 2013 increased 21% to $2.3 million. The increase was primarily attributable to the costs incurred to support the increased structural engineering services.

Other SG&A for the three months ended June 30, 2013 increased 19% to $40.7 million. The increase was primarily due to a $3.5 million increase in SG&A related stock-based compensation expense and a $2.8 million increase in corporate expenses associated with supporting a growing global business.

Operating Profit

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$401,592	$364,201	$37,391	10%
International	136,500	116,211	20,289	17

Total rental and management	538,092	480,412	57,680	12
Network development services	9,964	6,463	3,501	54%

Domestic rental and management segment operating profit for the three months ended June 30, 2013 increased 10% to $401.6 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (11%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (15%), as described above.

International rental and management segment operating profit for the three months ended June 30, 2013 increased 17% to $136.5 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (25%), as described above, and was partially offset by an increase in our international rental and management segment SG&A (67%), as described above.

Network development services segment operating profit for the three months ended June 30, 2013 increased 54% to $10.0 million. The growth was primarily attributable to the increase in network development services segment gross margin (46%), as described above, and was partially offset by an increase in our network development services segment SG&A (21%), as described above.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Depreciation, amortization and accretion	$184,608	$172,072	$12,536	7%

Depreciation, amortization and accretion for the three months ended June 30, 2013 increased 7% to $184.6 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 9,295 sites since April 1, 2012, which resulted in an increase in property and equipment.

Other Operating Expenses

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other operating expenses	$5,898	$5,944	$(46)	(1)%

Other operating expenses for the three months ended June 30, 2013 decreased 1% to $5.9 million. Other operating expenses for the three months ended June 30, 2013 primarily consisted of $3.3 million in acquisition related costs and $2.4 million in losses from the sale or disposal of assets and impairment charges, and approximated prior year amounts.

Interest Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest expense	$100,815	100,233	$582	1%

Interest expense for the three months ended June 30, 2013 increased 1% to $100.8 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.6 billion, which was primarily used to fund our recent acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 5.43% to 4.69%.

Loss on Retirement of Long-Term Obligations

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Loss on retirement of long term obligations	$2,669	$—	$2,669	N/A

During the three months ended June 30, 2013, we recorded a loss on retirement of long-term obligations of $2.7 million related to the acceleration of the remaining deferred financing costs associated with our $1.0 billion unsecured revolving credit facility entered into in April 2011 (the “2011 Credit Facility”), which was terminated on June 28, 2013.

Other Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other expense	$141,660	$118,623	$23,037	19%

During the three months ended June 30, 2013, other expense increased 19% to $141.7 million. The increase was primarily a result of an increase in unrealized currency losses of $28.0 million. During the three months ended June 30, 2013 and 2012, we recorded unrealized foreign currency losses of approximately $142.9 million and $114.9 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

Income Tax (Benefit) Provision

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax (benefit) provision	$(11,447)	23,815	$(35,262)	(148)%
Effective tax rate	(15.8)%	41.4%

The income tax benefit for the three months ended June 30, 2013 was $11.4 million compared to an income tax provision of $23.8 million for the three months ended June 30, 2012. The effective tax rate (“ETR”) for the three months ended June 30, 2013 decreased to (15.8)% from 41.4%. The higher ETR during the three months ended June 30, 2012 was primarily a result of recording a valuation allowance on certain previously unreserved deferred tax assets. During the three months ended June 30, 2013 and 2012, we recorded income tax benefits on certain unrealized foreign currency losses.

The ETR on income from continuing operations for the three months ended June 30, 2013 and 2012 differs from the federal statutory rate primarily due to our expected qualification for taxation as a REIT effective as of January 1, 2012 and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$84,113	$33,689	$50,424	150%
Income from equity method investments	—	(5)	(5)	(100)
Income tax (benefit) provision	(11,447)	23,815	(35,262)	(148)
Other expense	141,660	118,623	23,037	19
Loss on retirement of long-term obligations	2,669	—	2,669	N/A
Interest expense	100,815	100,233	582	1
Interest income	(1,412)	(2,283)	(871)	(38)
Other operating expenses	5,898	5,944	(46)	(1)
Depreciation, amortization and accretion	184,608	172,072	12,536	7
Stock-based compensation expense	17,055	13,551	3,504	26

Adjusted EBITDA	$523,959	$465,639	$58,320	13%

Net income for the three months ended June 30, 2013 increased 150% to $84.1 million. The increase was primarily attributable to the increase in our rental and management segments’ operating profit, as described above, as well as the tax benefit recorded during the three months ended June 30, 2013. The increase was partially offset by increases in depreciation, amortization and accretion expense and other expenses, which were primarily due to unrealized foreign currency losses.

Adjusted EBITDA for the three months ended June 30, 2013 increased 13% to $524.0 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments’ gross margin, and was partially offset by an increase in SG&A.

Net Income/NAREIT FFO/AFFO

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$84,113	$33,689	$50,424	150%
Real estate related depreciation, amortization and accretion	160,610	152,194	8,416	6
Losses from sale or disposal of real estate and real estate related impairment charges	2,401	2,195	206	9
Adjustments for unconsolidated affiliates and noncontrolling interest	8,813	9,856	(1,043)	(11)

NAREIT FFO	$255,937	$197,934	$58,003	29%
Straight-line revenue	(34,442)	(39,056)	(4,614)	(12)
Straight-line expense	7,911	8,294	(383)	(5)
Stock-based compensation expense	17,055	13,551	3,504	26
Non-cash portion of tax (benefit) provision	(15,057)	10,142	(25,199)	(248)
Non-real estate related depreciation, amortization and accretion	23,998	19,878	4,120	21
Amortization of deferred financing costs, capitalized interest and debt discounts and premiums (1)	7,395	2,410	4,985	207
Other expense (2)	141,660	118,623	23,037	19
Loss on retirement of long-term obligations	2,669	—	2,669	N/A
Other operating expenses (3)	3,497	3,749	(252)	(7)
Capital improvement capital expenditures	(26,442)	(14,469)	11,973	83
Corporate capital expenditures	(9,157)	(4,714)	4,443	94
Adjustments for unconsolidated affiliates and noncontrolling interest	(8,813)	(9,856)	(1,043)	(11)

AFFO	$366,211	$306,486	$59,725	19%

(1)	Includes accrued non-cash interest expense attributable to joint venture loans.
(2)	Primarily includes unrealized loss on foreign currency exchange rate fluctuations.
(3)	Primarily includes impairments and transaction related costs.

NAREIT FFO for the three months ended June 30, 2013 was $255.9 million as compared to NAREIT FFO of $197.9 million for the three months ended June 30, 2012. AFFO for the three months ended June 30, 2013 increased 19% to $366.2 million as compared to $306.5 million for the three months ended June 30, 2012. AFFO growth was primarily attributable to the increase in our operating profit and a decrease in cash paid for income taxes and interest, partially offset by an increase in cash paid for capital improvement and corporate capital expenditures. The decrease in cash paid for income taxes was attributable to, among other items, the receipt of a one-time income tax refund during the three months ended June 30, 2013 of $4.5 million in one of our international markets.

Results of Operations

Six Months Ended June 30, 2013 and 2012 (in thousands, except percentages)

Revenue

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$1,036,719	$960,473	$76,246	8%
International	529,913	405,779	124,134	31

Total rental and management	1,566,632	1,366,252	200,380	15
Network development services	44,926	27,999	16,927	60

Total revenues	$1,611,558	$1,394,251	$217,307	16%

Total revenues for the six months ended June 30, 2013 increased 16% to $1,611.6 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 10,755 new sites that we have constructed or acquired since January 1, 2012.

Domestic rental and management segment revenue for the six months ended June 30, 2013 increased 8% to $1,036.7 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 6%, which includes approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by approximately 2% due to a tenant billing settlement and a lease termination settlement which totaled $15.6 million during the six months ended June 30, 2012;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,170 new sites, as well as land interests under third-party sites since January 1, 2012; and

•	A decrease of less than 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the six months ended June 30, 2013 increased 31% to $529.9 million, which was comprised of:

•	Revenue growth from new sites of approximately 25%, resulting from the construction or acquisition of approximately 9,585 new sites since January 1, 2012;

•

Revenue growth from legacy sites of approximately 11%, which includes approximately 10% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by approximately 1% for the reversal of revenue reserves during the six months ended June 30, 2012; and

•

A decrease of approximately 5% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 2% related to fluctuations in BRL, approximately 2% related to fluctuations in ZAR and approximately 1% related to fluctuations in INR.

Network development services segment revenue for the six months ended June 30, 2013 increased 60% to $44.9 million. The growth was primarily attributable to an increase in site acquisition, zoning and permitting services and structural engineering services as a result of an increase in tenant lease applications, which are primarily associated with our tenants’ next generation technology network upgrades during the six months ended June 30, 2013.

Gross Margin

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$849,678	$779,357	$70,321	9%
International	335,074	265,639	69,435	26

Total rental and management	1,184,752	1,044,996	139,756	13
Network development services	27,304	13,918	13,386	96%

Domestic rental and management segment gross margin for the six months ended June 30, 2013 increased 9% to $849.7 million, which was comprised of:

•	Gross margin growth from legacy sites of approximately 7%, primarily associated with the increase in revenue, as described above; and

•

Gross margin growth from new sites of approximately 2%, resulting from the construction or acquisition of approximately 1,170 new sites, as well as land interests under third-party sites since January 1, 2012.

International rental and management segment gross margin for the six months ended June 30, 2013 increased 26% to $335.1 million, which was comprised of:

•	Gross margin growth from new sites of approximately 23%, resulting from the construction or acquisition of approximately 9,585 new sites since January 1, 2012;

•	Gross margin growth from legacy sites of approximately 7%, primarily associated with the increase in revenue, as described above; and

•

A decrease of approximately 4% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in BRL, approximately 2% related to fluctuations in ZAR and approximately 1% related to fluctuations in INR.

Network development services segment gross margin for the six months ended June 30, 2013 increased 96% to $27.3 million, primarily due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$47,141	$40,497	$6,644	16%
International	62,025	43,376	18,649	43

Total rental and management	109,166	83,873	25,293	30
Network development services	5,225	2,283	2,942	129
Other	86,565	70,276	16,289	23

Total selling, general, administrative and development expense	$200,956	$156,432	$44,524	28%

Total SG&A for the six months ended June 30, 2013 increased 28% to $201.0 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the six months ended June 30, 2013 increased 16% to $47.1 million. The increase was primarily driven by increasing personnel and related costs to support a growing portfolio.

International rental and management segment SG&A for the six months ended June 30, 2013 increased 43% to $62.0 million. During the six months ended June 30, 2012, we reversed approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved. In addition, international rental and management segment SG&A increased due to our continued expansion initiatives in foreign markets, including the launch of operations in Uganda and Germany.

Network development services segment SG&A for the six months ended June 30, 2013 increased 129% to $5.2 million. The increase was primarily attributable to the reversal of bad debt expense during the six months ended June 30, 2012 of $1.4 million upon the receipt of tenant payments for amounts previously reserved and increased costs associated with the growth in revenue.

Other SG&A for the six months ended June 30, 2013 increased 23% to $86.6 million. The increase was primarily due to an $11.6 million increase in SG&A related stock-based compensation expense resulting primarily from $7.3 million of additional stock-based compensation expense recognized in connection with awards granted to retirement eligible employees. In addition, other SG&A increased $8.3 million in corporate expenses. The increase was partially offset by a $3.7 million non-recurring state tax item recorded during the six months ended June 30, 2012.

Operating Profit

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$802,537	$738,860	$63,677	9%
International	273,049	222,263	50,786	23

Total rental and management	1,075,586	961,123	114,463	12
Network development services	22,079	11,635	10,444	90%

Domestic rental and management segment operating profit for the six months ended June 30, 2013 increased 9% to $802.5 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (9%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (16%), as described above.

International rental and management segment operating profit for the six months ended June 30, 2013 increased 23% to $273.0 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (26%), as described above, and was partially offset by an increase in our international rental and management segment SG&A (43%), as described above.

Network development services segment operating profit for the six months ended June 30, 2013 increased 90% to $22.1 million. The growth was primarily attributable to the increase in network development services segment gross margin (96%), as described above, and was partially offset by an increase in our network development services segment SG&A (129%), as described above.

Depreciation, Amortization and Accretion

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Depreciation, amortization and accretion	$370,412	$321,727	$48,685	15%

Depreciation, amortization and accretion for the six months ended June 30, 2013 increased 15% to $370.4 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 10,755 sites since January 1, 2012, which resulted in an increase in property and equipment.

Other Operating Expenses

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other operating expenses	$20,217	$27,791	$(7,574)	(27)%

Other operating expenses for the six months ended June 30, 2013 decreased 27% to $20.2 million primarily due to a decrease of approximately $14.1 million in losses from the sale or disposal of assets and impairment charges, which included the impairment of one of our outdoor DAS networks upon the termination of a tenant lease during the six months ended June 30, 2012. This decrease was partially offset by an increase of approximately $7.2 million in acquisition related costs.

Interest Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest expense	$212,581	$195,350	$17,231	9%

Interest expense for the six months ended June 30, 2013 increased 9% to $212.6 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.6 billion, which was primarily used to fund our recent acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 5.44% to 4.70%.

Loss on Retirement of Long-term Obligations

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Loss on retirement of long-term obligations	$37,967	$398	$37,569	9,439%

During the six months ended June 30, 2013, loss on retirement of long-term obligations increased to $38.0 million. We recorded a loss of $35.3 million as we repaid the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, we recorded a loss of $2.7 million related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

Other Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other expense	$119,369	$65,762	$53,607	82%

During the six months ended June 30, 2013, other expense increased 82% to $119.4 million. The increase was primarily a result of an increase in unrealized currency losses of $61.8 million. During the six months ended June 30, 2013 and 2012, we recorded unrealized foreign currency losses of approximately $120.8 million and $59.0 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

Income Tax Provision

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax provision	$7,775	51,063	$(43,288)	(85)%
Effective tax rate	3.1%	17.3%

The income tax provision for the six months ended June 30, 2013 decreased 85% to $7.8 million. The ETR for the six months ended June 30, 2013 decreased to 3.1% from 17.3%. The higher ETR during the six months ended June 30, 2012 was primarily attributable to a valuation allowance recorded on certain previously unreserved deferred tax assets. During the six months ended June 30, 2013 and 2012, we recorded income tax benefits on certain unrealized foreign currency losses.

The ETR on income from continuing operations for the six months ended June 30, 2013 and 2012 differs from the federal statutory rate primarily due to our expected qualification for taxation as a REIT effective as of January 1, 2012 and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$245,061	$244,047	$1,014	—%
Income from equity method investments	—	(23)	(23)	(100)
Income tax provision	7,775	51,063	(43,288)	(85)
Other expense	119,369	65,762	53,607	82
Loss on retirement of long-term obligations	37,967	398	37,569	9,439
Interest expense	212,581	195,350	17,231	9
Interest income	(3,126)	(4,536)	(1,410)	(31)
Other operating expenses	20,217	27,791	(7,574)	(27)
Depreciation, amortization and accretion	370,412	321,727	48,685	15
Stock-based compensation expense	38,097	26,596	11,501	43

Adjusted EBITDA	$1,048,353	$928,175	$120,178	13%

Net income for the six months ended June 30, 2013 increased slightly to $245.1 million. The increase was primarily due to an increase in our rental and management segments’ operating profit, as described above, and a decrease in our income tax provision. The increase was partially offset by an increase in depreciation, amortization and accretion expense, a loss on retirement of long-term obligations recorded during the six months ended June 30, 2013 and an increase in other expenses.

Adjusted EBITDA for the six months ended June 30, 2013 increased 13% to $1,048.4 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments’ gross margin, and was partially offset by an increase in SG&A.

Net Income/NAREIT FFO/AFFO

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$245,061	$244,047	$1,014	—%
Real estate related depreciation, amortization and accretion	324,352	285,026	39,326	14
Losses from sale or disposal of real estate and real estate related impairment charges	2,670	6,010	(3,340)	(56)
Adjustments for unconsolidated affiliates and noncontrolling interest	11,643	16,473	(4,830)	(29)

NAREIT FFO	$583,726	$551,556	$32,170	6%
Straight-line revenue	(68,682)	(77,559)	(8,877)	(11)
Straight-line expense	15,026	18,029	(3,003)	(17)
Stock-based compensation expense	38,097	26,596	11,501	43
Non-cash portion of tax (benefit) provision	(9,378)	38,287	(47,665)	(124)
Non-real estate related depreciation, amortization and accretion	46,060	36,701	9,359	26
Amortization of deferred financing costs, capitalized interest and debt discounts and premiums (1)	14,922	4,262	10,660	250
Other expense (2)	119,369	65,762	53,607	82
Loss on retirement of long-term obligations	37,967	398	37,569	9,439
Other operating expenses (3)	17,547	21,781	(4,234)	(19)
Capital improvement capital expenditures	(42,324)	(28,398)	13,926	49
Corporate capital expenditures	(16,675)	(8,926)	7,749	87
Adjustments for unconsolidated affiliates and noncontrolling interest	(11,643)	(16,473)	(4,830)	(29)

AFFO	$724,012	$632,016	$91,996	15%

(1)	Includes accrued non-cash interest expense attributable to joint venture loans.
(2)	Primarily includes unrealized loss on foreign currency exchange rate fluctuations.
(3)	Primarily includes impairments and transaction related costs.

NAREIT FFO for the six months ended June 30, 2013 was $583.7 million as compared to NAREIT FFO of $551.6 million for the six months ended June 30, 2012. AFFO for the six months ended June 30, 2013 increased 15% to $724.0 million as compared to $632.0 million for the six months ended June 30, 2012. AFFO growth was primarily attributable to the increase in our operating profit and was partially offset by an increase in cash paid for interest expense, cash paid for income taxes, and cash paid for capital improvement and corporate capital expenditures. The increase in cash paid for income taxes was primarily attributable to a one-time $12.5 million tax refund received during the six months ended June 30, 2012, as compared to a one-time $4.5 million tax refund received in one of our international markets during the six months ended June 30, 2013.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2013 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of June 30, 2013, we had approximately $2,616.3 million of total liquidity, comprised of approximately $448.4 million in cash and cash equivalents and the ability to borrow up to $2,167.8 million, net of any outstanding letters of credit, under our $1.0 billion unsecured credit facility entered into in January 2012 (the “2012 Credit Facility”) and our $1.5 billion unsecured credit facility entered into in June 2013 (the “2013 Credit Facility”). Summary cash flow information for the six months ended June 30, 2013 and 2012 is set forth below (in thousands).

	Six Months Ended June 30, 2013
	2013	2012
Net cash provided by (used for):
Operating activities	$784,521	$762,875
Investing activities	(601,774)	(766,909)
Financing activities	(94,860)	170,290
Net effect of changes in exchange rates on cash and cash equivalents	(8,058)	(14,510)

Net increase in cash and cash equivalents	$79,829	$151,746

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

As of June 30, 2013, we had total outstanding indebtedness of approximately $8.9 billion. During the six months ended June 30, 2013 and the year ended December 31, 2012, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the next 12 months will be sufficient to fund our REIT distribution requirements, capital expenditures and debt service (interest and principal repayments) obligations for the next 12 months. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we believe we have sufficient borrowing capacity under our credit facilities to fund our activities. As of June 30, 2013, we had approximately $292.6 million of cash and cash equivalents held by our foreign subsidiaries, of which $118.4 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. During the six months ended June 30, 2013, we declared aggregate distributions of $0.53 per share, or approximately $209.5 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Dividends” for a discussion of these factors considered.

Cash Flows from Operating Activities

For the six months ended June 30, 2013, cash provided by operating activities was $784.5 million, an increase of $21.6 million as compared to the six months ended June 30, 2012. This increase was primarily due to an increase in the operating profit of our rental and management segments, partially offset by a decrease in the cash provided by working capital as compared to the six months ended June 30, 2012, an increase in cash paid for interest and income taxes during the six months ended June 30, 2013 and an increase in restricted cash related to our securitization transaction entered into on March 15, 2013 (the “Securitization”).

Cash paid for income taxes increased from the prior year primarily due to a one-time $12.5 million tax refund received during the six months ended June 30, 2012, as compared to a one-time $4.5 million tax refund received in one of our international markets during the six months ended June 30, 2013. In addition, $61.4 million of value added tax was recovered during the six months ended June 30, 2012.

Cash Flows from Investing Activities

For the six months ended June 30, 2013, cash used for investing activities was $601.8 million, a decrease of $165.1 million as compared to the six months ended June 30, 2012, which was primarily attributable to a decrease in acquisition-related activity during the six months ended June 30, 2013.

During the six months ended June 30, 2013, payments for purchases of property and equipment and construction activities totaled $280.6 million, including $130.1 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 871 communications sites and the installation of approximately 348 shared generators domestically, $31.9 million spent to acquire land under our towers that was subject to ground agreements (including leases), $59.0 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and office build-outs, $45.1 million for the redevelopment of existing communications sites to accommodate new tenant equipment and $14.5 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments. In addition, during the six months ended June 30, 2013, we spent $311.2 million to acquire approximately 1,053 communications sites in our served markets and for the payment of amounts previously recognized in accounts payable or accrued expenses in the condensed consolidated balance sheets for communications sites we acquired in Uganda and the United States during the year ended December 31, 2012.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our discretionary capital through our annual discretionary capital expenditure program, including land purchases and new site construction and acquisitions. We expect that our 2013 total capital expenditures will be between approximately $525 million and $625 million, including between $115 and $125 million for capital improvements and corporate capital expenditures, $20 million for start-up capital projects, between $95 million and $105 million for the redevelopment of existing communications sites, between $85 million and $105 million for ground lease purchases and between $210 million and $270 million for other discretionary capital projects, including the construction of approximately 1,750 to 2,250 new communications sites.

Cash Flows from Financing Activities

For the six months ended June 30, 2013, cash used for financing activities was $94.9 million, as compared to cash provided by financing activities of $170.3 million during the six months ended June 30, 2012.

Cash used for financing activities during the six months ended June 30, 2013 is primarily due to the repayment of (i) $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”) and accrued interest thereon plus prepayment consideration of $29.2 million, (ii) $919.0 million under the 2012 Credit Facility and (iii) $265.0 million under the 2011 Credit Facility, which was terminated on June 28, 2013. In addition, we paid (i) a distribution to our stockholders of $103.0 million, which consisted of a distribution of $102.8 million and payment of $0.2 million related to the accrued distributions upon the vesting of restricted stock units and (ii) $74.6 million for the repurchase of our common stock.

These payments were partially offset by (i) net proceeds of $1.78 billion from the offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A (collectively, the “Securities”), as described in more detail below, (ii) net proceeds from our registered offering of $1.0 billion aggregate principal amount of our 3.50% senior unsecured notes due 2023 (“3.50% Notes”) of $983.4 million, (iii) borrowings under our 2012 Credit Facility of $249.0 million, (iv) proceeds from stock options of $19.8 million, (v) net contributions from noncontrolling interest holders of $17.7 million and (vi) $16.0 million of proceeds from other long-term borrowings.

Commercial Mortgage Pass-Through Certificates, Series 2007-1. During the year ended December 31, 2007, we completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of ours through a private offering of $1.75 billion of the Certificates. On March 15, 2013, we repaid all indebtedness outstanding under the Certificates ($1.75 billion in principal amount), plus prepayment consideration and accrued interest thereon and other costs and expenses related thereto, with proceeds from the offering of $1.8 billion of the Securities.

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A. On March 15, 2013, we completed the Securitization involving assets related to 5,195 wireless and broadcast communications towers (the “Secured Towers”) owned by two of our special purpose subsidiaries, through a private offering of $1.8 billion of the Securities. The net proceeds of the transaction were $1.78 billion. The Securities were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), our indirect wholly owned special purpose subsidiary. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to a securitization.

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

Amounts due under the Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Securities and for any other payments required by the Loan Agreement or Trust Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to March 15, 2018, which is the anticipated repayment date for the component of the Loan associated with the Series 2013-1A Securities. On a monthly basis, after payment of all required amounts under the Loan Agreement and Trust Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, and can then be distributed to, and used by, us. However, if the debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding 12 months on the Loan, as of the last day of any calendar quarter prior to the applicable anticipated repayment date, is 1.30x or less (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be equal to or below the Cash Trap DSCR for two consecutive calendar quarters, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR equals or falls below 1.15x (the “Minimum DSCR”) for such calendar quarter and such amortization period will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters or (ii) on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. During an amortization period all excess cash is applied to payment of the principal on the Loan.

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

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Towers, (2) a pledge of the Borrowers’ operating cash flows from the Secured Towers, (3) a security interest in substantially all of the Borrowers’ personal property and fixtures and (4) the Borrowers’ rights under the tenant leases and the Management Agreement entered into in connection with the Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the Borrowers, and American Tower Guarantor Sub, LLC, whose only material asset is its equity interest in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations. American Tower Guarantor Sub, LLC, American Tower Holding Sub, LLC, the Depositor and the Borrowers each were formed as special purpose entities solely for purposes of entering a securitization transaction, and the assets and credit of these entities are not available to satisfy the debts and other obligations of us or any other person, except as set forth in the Loan Agreement.

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carveouts for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $87.4 million held in the reserve accounts as of June 30, 2013 is classified as restricted cash on our accompanying condensed consolidated balance sheet.

Senior Notes Offering. On January 8, 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of the 3.50% Notes, which were issued at a price equal to 99.185% of their face value. The net proceeds from the offering were approximately $983.4 million, after deducting commissions and expenses. We used $265.0 million of the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and $718.4 million to repay a portion of the outstanding indebtedness incurred under the 2012 Credit Facility.

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

2011 Credit Facility. On June 28, 2013, we terminated the 2011 Credit Facility upon entering into the 2013 Credit Facility. During the three months ended June 30, 2013, we recorded a loss on retirement of long-term obligations in the accompanying statements of operations of $2.7 million, related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

The 2011 Credit Facility had a term of five years and a maturity date of April 8, 2016. The 2011 Credit Facility was terminated prior to maturity at our option without penalty or premium. The 2011 Credit Facility was undrawn at the time of termination.

2012 Credit Facility. As of June 30, 2013, we had $322.0 million outstanding under the 2012 Credit Facility and had approximately $8.0 million of undrawn letters of credit. We repaid $719.0 million on January 8, 2013 with net proceeds received from the offering of the 3.50% Notes and cash on hand. Subsequent to June 30, 2013, we did not have any amounts outstanding under the 2012 Credit Facility as we used borrowings under the 2013 Credit Facility to repay any existing indebtedness. We continue to maintain the ability to draw down and repay amounts under our 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The current margin over the London Interbank Offered Rate (“LIBOR”) that we would incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2013 Credit Facility. On June 28, 2013, we entered into the 2013 Credit Facility, which allows us to borrow up to $1.5 billion, and includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing us to request additional commitments of up to $500.0 million.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018 and includes two one-year renewal periods at our option. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR-based borrowings or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur on borrowings is 1.250% and the current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

As of June 30, 2013, we did not have any amounts outstanding under the 2013 Credit Facility and had approximately $2.2 million of undrawn letters of credit. Subsequent to June 30, 2013, we borrowed $322.0 million under the 2013 Credit Facility to repay all amounts outstanding under the 2012 Credit Facility. We will continue to maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2012 Term Loan. On June 29, 2012, we entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The 2012 Term Loan has a term of five years and matures on June 29, 2017. As of June 30, 2013, the interest rate under the 2012 Term Loan is LIBOR plus 1.75%.

Colombian Bridge Loans. In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. pursuant to an agreement dated July 17, 2011, one of our Colombian subsidiaries entered into five Colombian Peso (“COP”) denominated bridge loans. As of June 30, 2013, the aggregate principal amount outstanding under these bridge loans was 94.0 billion COP (approximately $48.7 million). As of June 30, 2013, the bridge loans had an interest rate of 7.99%. In June 2013, the maturity date was extended to December 22, 2013.

Indian Working Capital Facility. On April 29, 2013, one of our Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the INR equivalent of $10.0 million. Any advances made pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. As of June 30, 2013, ATC India had not drawn on the facility.

Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of our common stock (the “2011 Buyback”).

During the six months ended June 30, 2013, we repurchased 951,884 shares of our common stock for an aggregate of $74.6 million, including commissions and fees, pursuant to the 2011 Buyback. As of June 30, 2013, we had repurchased a total of approximately 5.3 million shares of our common stock under the 2011 Buyback for an aggregate of $318.6 million, including commissions and fees.

Between July 1, 2013 and July 19, 2013, we repurchased an additional 249,180 shares of our common stock for an aggregate of $18.2 million, including commissions and fees, pursuant to the 2011 Buyback. As of July 19, 2013, we had repurchased a total of approximately 5.5 million shares of our common stock under the 2011 Buyback for an aggregate of $336.8 million, including commissions and fees.

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

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon the exercise of stock options granted under our equity incentive plans. For the six months ended June 30, 2013, we received an aggregate of approximately $19.8 million in proceeds upon exercises of stock options.

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

During the six months ended June 30, 2013, we declared an aggregate of $209.5 million in regular cash distributions to our stockholders, which included our second quarter distribution of approximately $106.7 million to stockholders of record at the close of business on June 17, 2013. For more details on the regular cash distributions paid to our stockholders during fiscal year 2013, see note 11 to our condensed consolidated financial statements included herein.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of June 30, 2013, we had accrued $1.2 million of distributions payable related to unvested restricted stock units. During the six months ended June 30, 2013, we paid $0.2 million of distributions payable upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations, including borrowings under the 2012 Credit Facility, 2013 Credit Facility, 2012 Term Loan and the balance outstanding under our notes and the Securities and certain other debt, as of June 30, 2013 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (2)	1,300,000	March 15, 2023
2012 Credit Facility (3)	322,000	January 31, 2017
2013 Credit Facility (3)	—	June 28, 2018
2012 Term Loan	750,000	June 29, 2017
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (4)	206,312	April 15, 2017
4.625% senior notes	599,715	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
4.50% senior notes	999,467	January 15, 2018
7.25% senior notes	296,506	May 15, 2019
5.05% senior notes	699,373	September 1, 2020
5.90% senior notes	499,385	November 1, 2021
4.70% senior notes	698,814	March 15, 2022
3.50% senior notes	992,176	January 31, 2023
Ghana loan (5)	130,951	May 4, 2016
Uganda loan (5)	61,023	June 29, 2019
South African facility (6)	84,435	March 31, 2020
Colombian long-term credit facility (7)	69,984	November 30, 2020
Colombian bridge loans (8)	48,737	December 22, 2013
Colombian loan (9)	35,176	February 22, 2022
Indian Working Capital Facility	—
Other debt, including capital leases	61,900

Total	$8,855,954

(1)	Anticipated repayment date; final legal maturity date is March 15, 2043.
(2)	Anticipated repayment date; final legal maturity date is March 15, 2048.
(3)	Subsequent to June 30, 2013, we repaid the existing indebtedness under the 2012 Credit Facility using borrowings under the 2013 Credit Facility. As of July 29, 2013, we had no amounts outstanding under the 2012 Credit Facility and $322.0 million outstanding under the 2013 Credit Facility.
(4)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”), and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(5)	Denominated in U.S. Dollars.
(6)	Denominated in ZAR and amortizes through March 31, 2020.
(7)	Denominated in COP and amortizes through November 30, 2020.
(8)	Denominated in COP. The maturity dates for the Colombian bridge loans may be extended from time to time.
(9)	Denominated in U.S. Dollars. In June 2013, we borrowed an additional $16.0 million under the Colombian loan.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $33.6 million as other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2013. We also classified approximately $29.9 million of accrued income tax related interest and penalties as other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2013.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2012, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements relating to the 2012 Credit Facility, 2013 Credit Facility and 2012 Term Loan, and to the Securitization contain certain financial and operating covenants and other restrictions that could impact our liquidity. We believe that the foregoing debt agreements represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to the 2012 Credit Facility, the 2013 Credit Facility and the 2012 Term Loan. The loan agreements for the 2012 Credit Facility, the 2013 Credit Facility and the 2012 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of June 30, 2013, we were in compliance with each of these covenants.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2013, we could incur approximately $3.0 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $507.8 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2013, we could incur approximately $3.7 billion of additional Senior Secured Debt and still remain in compliance with this ratio (effectively, however, this ratio would be limited to $3.0 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.2 billion and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended June 30, 2013, our interest expense, which was $408.2 million for that period, could increase by approximately $384.8 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $962.0 million and we would still remain in compliance with this ratio. Compliance with this ratio is not required under the 2013 Credit Facility unless our debt ratings fall below investment grade.

The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for our credit facilities would not only prevent us from being able to borrow additional funds under these credit facilities, but would constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for these credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next twelve months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to the Securitization. The Loan Agreement related to the Securitization involves assets related to 5,195 broadcast and wireless communications towers owned by the Borrowers, through a private offering of $1.8 billion of the Securities. As of June 30, 2013, 5,195 broadcast and wireless communications towers are owned by the Borrowers.

The Loan Agreement includes certain financial ratios and operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carveouts for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The Borrowers’ organizational documents contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

Under the terms of the Loan Agreement, amounts due under the loan will be paid solely from the cash flows generated by the Secured Towers, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Loan. The Borrowers are required to make monthly payments of interest on the Loan. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, which can then be distributed to, and used by, us. Since the inception of the Loan in March 2013 through June 30, 2013, the Borrowers distributed excess cash to us of approximately $134.6 million.

In order to distribute this excess cash flow to us, the Borrowers must maintain several specified ratios with respect to their DSCR. For this purpose, DSCR is tested as of the last day of each calendar quarter prior to the applicable anticipated repayment date and is generally defined as four times the Borrowers’ net cash flow for that quarter divided by the amount of interest, servicing fees and trustee fees that the Borrowers must pay over the succeeding 12 months on the principal amount of the Loan. Pursuant to one such test, if the DSCR as of the end of any calendar quarter were equal to or below the Cash Trap DSCR for such quarter, and the DSCR continues to be below the Cash Trap DSCR for two consecutive calendar quarters, then all excess cash flow would be placed in a reserve account and would not be released to the Borrowers for distribution to us until the DSCR exceeded the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, while the anticipated repayment date is not until March 2018 for the Series 2013-1A Securities and March 2023 for the Series 2013-2A Securities, excess cash flow would be applied to principal during an “amortization period” under the Loan if the DSCR as of the end of any calendar quarter was equal to or fell below the Minimum DSCR.

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

As of June 30, 2013, the Borrowers’ DSCR was 8.60x. Based on the Borrowers’ net cash flow for the calendar quarter ended June 30, 2013 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Loan, the Borrowers could endure a reduction of approximately $351.1 million in net cash flow before triggering the Cash Trap DSCR, and approximately $358.3 million in net cash flow before triggering the Minimum DSCR.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following tables provide information as of June 30, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of June 30, 2013

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$53,086	$2,401	$601,869	$132,803	$568,507	$6,214,098	$7,572,764	$7,762,084
Average Interest Rate (a)	7.83%	6.58%	4.64%	8.99%	6.81%	4.24%
Variable Rate Debt (a)	$2,111	$5,808	$12,509	$23,307	$1,098,396	$145,311	$1,287,442	$1,293,004

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of June 30, 2013 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Notional Amount	$1,072	$3,119	$7,030	$14,208	$16,116	$53,819	$95,364	$733
Fixed Rate Debt Rate (b)							10.78%

(a)	As of June 30, 2013, variable rate debt consisted of our 2012 Credit Facility ($322.0 million), which matures on January 31, 2017 and our 2012 Term Loan ($750.0 million), which matures on June 29, 2017. Variable rate debt also includes $84.4 million of indebtedness outstanding under the South African facility, which amortizes through March 31, 2020, $61.0 million of indebtedness under the Uganda loan, which matures on June 29, 2019 and $70.0 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020. As of June 30, 2013, fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); Unison Notes, acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of June 30, 2013 was $206.3 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of June 30, 2013 was $296.5 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of June 30, 2013 was $599.7 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of June 30, 2013 was $699.4 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of June 30, 2013 was $999.5 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of June 30, 2013 was $499.4 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of June 30, 2013 was $698.8 million); the 3.50% Notes due 2023 ($1.0 billion principal amount due at maturity, the balance as of June 30, 2013 was $992.2 million); and other debt of $276.8 million (including the Colombian bridge loans, Colombian loan and Ghana loan and other debt including capital leases). Interest on the 2012 Credit Facility, the 2013 Credit Facility and the 2012 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at June 30, 2013 for the 2012 Credit Facility and the 2012 Term Loan was 1.91%. For the six months ended June 30, 2013, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility and the 2012 Term Loan was 2.03%. Interest on the South African facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at June 30, 2013, after giving effect to our interest rate swap agreements in South Africa, was 9.86%. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda Loan accrued interest at 5.98% at June 30, 2013. Interest on the Colombian long-term credit facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at June 30, 2013, after giving effect to our interest rate swap agreements in Colombia was 10.12%.

(b)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

As of June 30, 2013, we held ten interest rate swap agreements, all of which have been designated as cash flow hedges, and which had an aggregate notional amount of $95.4 million, interest rates ranging from 5.78% to 7.25% and expiration dates through November 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2013, was comprised of $322.0 million under the 2012 Credit Facility, $750.0 million under the 2012 Term Loan, $61.0 million under the Uganda loan, $41.6 million under the South African facility after giving effect to our interest rate swap agreements in South Africa and $17.5 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreements in Colombia. A 10% increase in current interest rates would result in an additional $1.5 million of interest expense for the six months ended June 30, 2013.

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

For the six months ended June 30, 2013, approximately 33% of our revenues and approximately 44% of our total operating expenses were denominated in foreign currencies, as compared to 29% and 38%, respectively, during the same period in 2012.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2013. As of June 30, 2013, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by less than 4%.

As of June 30, 2013, we have incurred a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $232.0 million of unrealized gains or losses that would be included in other expense in our condensed consolidated statements of operations for the six months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under our owned or managed sites and we believe TriStar has induced the landowner to breach obligations to us. In addition, on February 16, 2012, TriStar brought a federal action against us, in the United States District Court for the Northern District of Texas, in which TriStar principally alleges that we made misrepresentations to landowners when competing with TriStar for land under our owned or managed sites. On January 22, 2013, we filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and us. TriStar and the Company are seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as an unspecified amount of damages.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the legal proceedings discussed above, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Decrease in demand for our communications sites would materially and adversely affect our operating results and we cannot control that demand.

Factors affecting the demand for our communications sites and, to a lesser extent, our network development services, could materially and adversely affect our operating results. Those factors include:

•	technological changes;

•	delays or changes in the deployment of next generation wireless technologies;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses;

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors, including inflation;

•	the financial condition of wireless service providers;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	mergers or consolidations among wireless service providers; and

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the six months ended June 30, 2013, four tenants accounted for approximately 75% of our domestic rental and management segment revenue; and five tenants accounted for approximately 55% of our international rental and management segment revenue. If any of these tenants are unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the six months ended June 30, 2013, approximately 33% of our consolidated revenue was generated by our international operations, compared to 29% for the six months ended June 30, 2012. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of June 30, 2013 are located on land we lease pursuant to operating leases. Approximately 78% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

Competitive pricing for tenants on towers from these competitors could materially and adversely affect our lease rates and services income. Further, competition for assets may require us to pay significantly more for acquisitions. In addition, we may not be able to renew existing tenant leases or enter into new tenant leases, resulting in a material adverse impact on our results of operations and growth rate. Increasing competition could also make the acquisition of high quality tower assets more costly. Any of these factors could materially and adversely affect our business, results of operations or financial condition.

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

As of June 30, 2013, we had approximately $8.9 billion of consolidated debt and the ability to borrow additional amounts of approximately $2.2 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

While we did not record any impairment charges during the six months ended June 30, 2013, it is possible that in the future, we may be required to record impairment charges for our goodwill or for other intangible assets. These charges could be significant, which could have a material adverse effect on our business, results of operations or financial condition.

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

Issuer Purchases of Equity Securities

During the three months ended June 30, 2013, we repurchased a total of 787,764 shares of our common stock for an aggregate of $62.1 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
April 2013	263,167	$78.83	263,167	$1,222.8
May 2013	221,953	83.35	221,953	1,204.3
June 2013	302,644	75.62	302,644	1,181.4

Total Second Quarter	787,764	78.87	787,764	$1,181.4

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.
(2)	Average price paid per share is calculated using the aggregate price, excluding commissions and fees.

We continued to repurchase shares of our common stock pursuant to our 2011 Buyback subsequent to June 30, 2013. Between July 1, 2013 and July 19, 2013, we repurchased an additional 249,180 shares of our common stock for an aggregate of $18.2 million, including commissions and fees, pursuant to the 2011 Buyback. As a result, as of July 19, 2013, we had repurchased a total of 5.5 million shares of our common stock under the 2011 Buyback for an aggregate of $336.8 million, including commissions and fees. We expect to continue to manage the pacing of the remaining $1.2 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 31, 2013	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Loan Agreement, dated as of June 28, 2013, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, Barclays Bank PLC, Citbank, N.A. and Bank of America, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, TD Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as Co-Lead Arrangers and Joint Bookrunners and the several other lenders that are parties thereto.

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