Form 10-Q
period 2013-09-30
AMERICAN TOWER CORP /MA/
filed 2013-10-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013.

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

As of October 18, 2013, there were 394,639,947 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,040,353	$368,618
Restricted cash	132,019	69,316
Short-term investments	27,381	6,018
Accounts receivable, net	152,560	143,772
Prepaid and other current assets	365,792	222,999
Deferred income taxes	23,931	25,754

Total current assets	4,742,036	836,477

PROPERTY AND EQUIPMENT, net	5,878,826	5,766,150
GOODWILL	2,815,271	2,842,717
OTHER INTANGIBLE ASSETS, net	3,195,106	3,205,496
DEFERRED INCOME TAXES	219,373	209,589
DEFERRED RENT ASSET	878,124	776,201
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	452,584	452,788

TOTAL	$18,181,320	$14,089,418

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,845	$89,578
Accrued expenses	331,311	286,962
Distributions payable	110,937	189
Accrued interest	84,528	71,271
Current portion of long-term obligations	67,276	60,031
Unearned revenue	138,422	124,147

Total current liabilities	823,319	632,178

LONG-TERM OBLIGATIONS	12,578,532	8,693,345
ASSET RETIREMENT OBLIGATIONS	461,586	435,613
OTHER NON-CURRENT LIABILITIES	705,966	644,101

Total liabilities	14,569,403	10,405,237

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value; 1,000,000,000 shares authorized; 397,345,022 and 395,963,218 shares issued; and 394,534,996 and 395,091,213 shares outstanding, respectively	3,973	3,959
Additional paid-in capital	5,097,325	5,012,124
Distributions in excess of earnings	(1,066,580)	(1,196,907)
Accumulated other comprehensive loss	(298,015)	(183,347)
Treasury stock (2,810,026 and 872,005 shares at cost, respectively)	(207,740)	(62,728)

Total American Tower Corporation equity	3,528,963	3,573,101
Noncontrolling interest	82,954	111,080

Total equity	3,611,917	3,684,181

TOTAL	$18,181,320	$14,089,418

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUES:
Rental and management	$796,575	$697,554	$2,363,207	$2,063,806
Network development services	11,305	15,781	56,231	43,780

Total operating revenues	807,880	713,335	2,419,438	2,107,586

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $248, $195, $751 and $594, respectively)	195,953	177,336	585,465	506,120
Network development services (including stock-based compensation expense of $99, $245, $440 and $749, respectively)	4,876	7,568	22,839	22,153
Depreciation, amortization and accretion	184,922	144,061	555,334	465,788
Selling, general, administrative and development expense (including stock-based compensation expense of $14,711, $12,618, $51,964 and $38,311, respectively)	97,781	81,459	298,737	237,891
Other operating expenses	15,469	7,359	35,686	35,150

Total operating expenses	499,001	417,783	1,498,061	1,267,102

OPERATING INCOME	308,879	295,552	921,377	840,484

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371, $372, $1,113 and $1,114, respectively	3,544	3,586	10,673	10,715
Interest income	2,342	1,717	5,468	6,253
Interest expense	(106,335)	(102,272)	(318,916)	(297,622)
Loss on retirement of long-term obligations	—	—	(37,967)	(398)
Other (expense) income (including unrealized foreign currency (losses) gains of $(30,907), $46,191, $(151,673), and $(12,847), respectively)	(29,622)	46,294	(148,991)	(19,468)

Total other expense	(130,071)	(50,675)	(489,733)	(300,520)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	178,808	244,877	431,644	539,964
Income tax provision	(15,586)	(13,054)	(23,361)	(64,117)
Income on equity method investments	—	2	—	25

NET INCOME	163,222	231,825	408,283	475,872
Net loss attributable to noncontrolling interest	16,901	264	43,068	25,732

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$180,123	$232,089	$451,351	$501,604

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation	$0.46	$0.59	$1.14	$1.27

Diluted net income attributable to American Tower Corporation	$0.45	$0.58	$1.13	$1.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	394,759	395,244	395,138	394,626

Diluted	398,348	399,487	399,275	399,084

DISTRIBUTIONS DECLARED PER SHARE	$0.28	$0.23	$0.81	$0.66

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—Unaudited

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$163,222	$231,825	$408,283	$475,872
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $(70), $0, $386 and $0, respectively	(1,334)	(955)	1,415	(2,483)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $58, $0, $176 and $0, respectively	683	199	1,877	397
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	495
Foreign currency translation adjustments, net of taxes of $(2,329), $1,667, $4,254 and $7,764, respectively	(24,660)	38,782	(120,602)	(36,357)

Other comprehensive (loss) income	(25,311)	38,026	(117,310)	(37,948)

Comprehensive income	137,911	269,851	290,973	437,924

Comprehensive loss attributable to noncontrolling interest	18,453	1,460	45,710	42,216

Comprehensive income attributable to American Tower Corporation	$156,364	$271,311	$336,683	$480,140

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408,283	$475,872
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	53,155	39,654
Depreciation, amortization and accretion	555,334	465,788
Loss on early retirement of securitized debt	35,288	—
Other non-cash items reflected in statements of operations	164,406	79,655
Increase in net deferred rent asset	(83,694)	(92,296)
Increase in restricted cash	(62,703)	(693)
Increase in assets	(59,267)	(36,137)
Increase in liabilities	133,641	184,704

Cash provided by operating activities	1,144,443	1,116,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(448,249)	(377,026)
Payments for acquisitions, net of cash acquired	(365,658)	(822,714)
Proceeds from sale of short-term investments and other non-current assets	27,889	358,707
Payments for short-term investments	(50,224)	(330,341)
Deposits, restricted cash, investments and other	(122,396)	(2,892)

Cash used for investing activities	(958,638)	(1,174,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	7,544	20,099
Borrowings under credit facilities	3,507,000	1,325,000
Proceeds from issuance of senior notes, net	2,221,792	698,670
Proceeds from issuance of Securities in securitization transaction, net	1,778,496	—
Proceeds from term loan credit facility	—	750,000
Proceeds from other long-term borrowings	27,971	99,132
Repayments of notes payable, credit facilities and capital leases	(3,705,454)	(2,655,367)
Contributions from noncontrolling interest holders, net	17,584	48,500
Purchases of common stock	(145,012)	(16,733)
Proceeds from stock options	32,973	42,825
Distributions	(209,711)	(169,816)
Payment for early retirement of securitized debt	(29,234)	—
Deferred financing costs and other financing activities	(9,190)	(30,215)

Cash provided by financing activities	3,494,759	112,095

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(8,829)	(2,255)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,671,735	52,121
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	368,618	330,191

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,040,353	$382,312

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $17,336 AND $20,453, RESPECTIVELY)	$23,172	$28,465

CASH PAID FOR INTEREST	$283,145	$265,443

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$17,208	$(1,228)

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$16,199	$12,219

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions in Excess of Earnings	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2012	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	1,917,576	19	—	—	65,017	—	—	—	65,036
Issuance of common stock-Stock Purchase Plan	47,464	1	—	—	2,364	—	—	—	2,365
Treasury stock activity	—	—	(252,691)	(16,733)		—	—	—	(16,733)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(1,862)	—	(621)	(2,483)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	397	—	—	397
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(20,494)	—	(15,863)	(36,357)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	48,963	48,963
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(441)	(441)
Dividends/distributions declared	—	—	—	—	—	—	(261,274)	—	(261,274)
Net income (loss)	—	—	—	—	—	—	501,604	(25,732)	475,872

BALANCE, SEPTEMBER 30, 2012	395,607,119	$3,956	(252,691)	$(16,733)	$4,971,181	$(164,081)	$(1,237,569)	$129,228	$3,685,982

BALANCE, JANUARY 1, 2013	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	1,343,555	14	—	—	82,874	—	—	—	82,888
Issuance of common stock- Stock Purchase Plan	38,249	—	—	—	2,327	—	—	—	2,327
Treasury stock activity	—	—	(1,938,021)	(145,012)		—	—	—	(145,012)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	1,167	—	248	1,415
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	1,764	—	113	1,877
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(117,599)	—	(3,003)	(120,602)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(436)	(436)
Dividends/distributions declared	—	—	—	—	—	—	(321,024)	—	(321,024)
Net income (loss)	—	—	—	—	—	—	451,351	(43,068)	408,283

BALANCE, SEPTEMBER 30, 2013	397,345,022	$3,973	(2,810,026)	$(207,740)	$5,097,325	$(298,015)	$(1,066,580)	$82,954	$3,611,917

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1.    Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications real estate in the United States, Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. In connection with its acquisition of MIP Tower Holdings LLC (“MIPT”) on October 1, 2013, the Company expanded its operations into two new markets, Costa Rica and Panama. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. Effective January 1, 2012, the Company reorganized to qualify as a real estate investment trust for federal income tax purposes (“REIT”).

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

The Company believes that since January 1, 2012, it has been organized and has operated in a manner that enables it to qualify, and intends to continue to operate in a manner that will allow it to continue to qualify, as a REIT for federal income tax purposes. The Company filed an election to be taxed as a REIT effective as of January 1, 2012 on its U.S. federal income tax return for the 2012 taxable year.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company may, from time to time, change the election of other previously designated TRSs that hold certain of its other international operations to be treated as qualified REIT subsidiaries or other disregarded entities (collectively, “QRSs”), and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs.

As a REIT, the Company generally is not subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from leasing towers. However, even as a REIT, the Company remains obligated to pay income taxes on earnings from its TRS assets. In addition, the Company’s international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

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

Changes in Presentation—Changes have been made to the presentation of the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2012 to be consistent with the current year presentation. Specifically, amounts surrendered for the satisfaction of employee tax obligations in connection with the vesting of restricted stock units of $16.7 million that were previously included in Purchases of common stock are now included in Deferred financing costs and other financing activities in the Company’s condensed consolidated statements of cash flows.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

In July 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and the London Interbank Offered Rate (“LIBOR”). The guidance also removed the restriction on using different benchmark rates for similar hedges. These amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial statements.

2.    Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of (in thousands):

	September 30, 2013	December 31, 2012 (1)
Acquisition deposit in escrow	$120,000	$—
Prepaid income tax	65,903	57,665
Prepaid operating ground leases	61,393	56,916
Unbilled receivables	27,922	32,588
Prepaid assets	34,260	19,037
Value added tax and other consumption tax receivables	16,771	22,443
Other miscellaneous current assets	39,543	34,350

Balance	$365,792	$222,999

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    Accrued Expenses

Accrued expenses consist of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Accrued property and real estate taxes	$46,972	$36,814
Payroll and related withholdings	38,359	37,586
Accrued construction costs	38,201	20,711
Accrued rent	23,485	24,394
Other accrued expenses	184,294	167,457

Balance	$331,311	$286,962

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

4.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services
	Domestic	International		Total
Balance as of January 1, 2013 (1)	$2,320,645	$520,072	$2,000	$2,842,717
Additions	4,698	14,933	—	19,631
Effect of foreign currency translation	—	(47,077)	—	(47,077)

Balance as of September 30, 2013	$2,325,343	$487,928	$2,000	$2,815,271

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following as of (in thousands):

		September 30, 2013			December 31, 2012 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (2)	Up to 20	$1,731,664	$(767,973)	$963,691	$1,702,895	$(721,135)	$981,760
Acquired customer-related intangibles	15-20	3,228,515	(1,093,481)	2,135,034	3,133,166	(979,264)	2,153,902
Acquired licenses and other intangibles	3-20	6,524	(2,087)	4,437	26,079	(20,835)	5,244
Economic Rights, TV Azteca	70	28,609	(14,037)	14,572	28,954	(13,902)	15,052

Total		4,995,312	(1,877,578)	3,117,734	4,891,094	(1,735,136)	3,155,958
Deferred financing costs, net (3)	N/A			77,372			49,538

Other intangible assets, net				$3,195,106			$3,205,496

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense rather than in amortization expense.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. During the nine months ended September 30, 2013, the Company retired $19.6 million of intangible assets related to non-competition agreements that had expired and were fully amortized.

The Company amortizes these intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2013, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, was approximately 13 years. Amortization of intangible assets for the three and nine months ended September 30, 2013 was approximately $57.7 million and $177.9 million (excluding amortization of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

deferred financing costs, which is included in interest expense), respectively. Amortization of intangible assets for the three and nine months ended September 30, 2012 was approximately $46.9 million and $154.3 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. The Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in millions):

Fiscal Year
2013 (remaining year)	$61.5
2014	232.9
2015	214.5
2016	202.2
2017	195.7
2018	189.3

5.    Financing Transactions

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction involving assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). On March 15, 2013, the Company repaid all indebtedness outstanding under the Certificates ($1.75 billion in principal amount), plus prepayment consideration and accrued interest thereon and other costs and expenses related thereto, with proceeds from the offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A, as described in more detail below (collectively, the “Securities”). The Company recorded a loss on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $35.3 million, consisting of prepayment consideration of $29.2 million and the expense of deferred financing costs of $6.1 million.

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

The Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The Series 2013-1A Securities have an expected life of five years with a final repayment date in March 2043 and an interest rate of 1.551%. The Series 2013-2A Securities have an expected life of ten years with a final repayment date in March 2048 and an interest rate of 3.070%. The effective weighted average life and interest rate of the Securities is 8.6 years and 2.648%, respectively.

Amounts due under the Loan will be paid by the Borrowers solely from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Securities and for any other payments required by the Loan Agreement or Trust Agreement. The

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

The Borrowers may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within 12 months of the anticipated repayment date for the Series 2013-1A Securities or 18 months of the anticipated repayment date for the 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities will be due in March 2043. The entire unpaid principal balance of the component of the Loan related to the Series 2013-2A Securities will be due in March 2048. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $120.9 million held in the reserve accounts as of September 30, 2013 is classified as Restricted cash on the Company’s accompanying condensed consolidated balance sheet.

3.50% Senior Notes Offering—On January 8, 2013, the Company completed a registered public offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (the “3.50% Notes”), which were issued at a price equal to 99.185% of their face value. The net proceeds to the Company from the offering were approximately $983.4 million, after deducting commissions and expenses. The Company used $265.0 million of the net proceeds to repay the outstanding indebtedness under its $1.0 billion senior unsecured revolving credit facility entered into in April 2011 (the “2011 Credit Facility”) and $718.4 million to repay a portion of the outstanding indebtedness incurred under its $1.0 billion senior unsecured revolving credit facility entered into in January 2012 (the “2012 Credit Facility”).

The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on July 31, 2013. The Company may redeem the 3.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes began to accrue on January 8, 2013 and is computed on the basis of a 360-day year comprised of 12 30-day months.

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

3.40% Senior Notes and 5.00% Senior Notes Offering—On August 19, 2013, the Company completed a registered public offering of $750 million aggregate principal amount of 3.40% senior unsecured notes due 2019 (the “3.40% Notes”) and $500 million aggregate principal amount of 5.00% senior unsecured notes due 2024 (the “5.00% Notes”). The net proceeds to the Company from the offering were approximately $1,238.7 million, after

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

deducting commissions and estimated expenses. The Company used a portion of the proceeds to repay outstanding indebtedness under its $2.0 billion senior unsecured revolving credit facility (the “2013 Credit Facility”).

The 3.40% Notes will mature on February 15, 2019 and bear interest at a rate of 3.40% per annum. The 5.00% Notes will mature on February 15, 2024 and bear interest at a rate of 5.00% per annum. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes will be payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes will accrue from August 19, 2013 and will be computed on the basis of a 360-day year comprised of 12 30-day months.

The Company may redeem the 3.40% Notes or the 5.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. If the Company undergoes a change of control and ratings decline, each as defined in the supplemental indenture, the Company may be required to repurchase all of the 3.40% Notes and the 5.00% Notes at a purchase price equal to 101% of the principal amount of the 3.40% Notes and the 5.00% Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 3.40% Notes and the 5.00% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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

2011 Credit Facility—On June 28, 2013, the Company terminated the 2011 Credit Facility upon entering into the 2013 Credit Facility. During the nine months ended September 30, 2013, the Company recorded a loss on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $2.7 million, related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

The 2011 Credit Facility had a term of five years and a maturity date of April 8, 2016. The 2011 Credit Facility was terminated prior to maturity at the Company’s option without penalty or premium. The 2011 Credit Facility was undrawn at the time of termination.

2012 Credit Facility—As of September 30, 2013, the Company had $963.0 million outstanding under the 2012 Credit Facility, which was used to fund its acquisition of MIPT on October 1, 2013 (see note 14). The Company also had approximately $7.8 million of undrawn letters of credit. On October 29, 2013, the Company repaid $800 million under the 2012 Credit Facility with net proceeds from the $1.5 billion unsecured term loan entered into on October 29, 2013 (the “2013 Term Loan”) (see note 16) and cash on hand.

The Company continues to maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The 2012 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over LIBOR that the Company incurs on borrowings is 1.625%, which results in an interest rate of 1.81% as of September 30, 2013. The current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

On September 20, 2013, the Company entered into an amendment agreement with respect to the 2012 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014.

2013 Credit Facility—On June 28, 2013, the Company entered into the 2013 Credit Facility, which allowed the Company to borrow up to $1.5 billion, and includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing the Company to request additional commitments of up to $500.0 million, which the Company exercised on September 20, 2013. As a result, the Company may borrow up to $2.0 billion under the 2013 Credit Facility.

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

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR-based borrowings, or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, which results in an interest rate of 1.43% as of September 30, 2013. The current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

On September 20, 2013, the Company entered into an amendment agreement with respect to the 2013 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents, (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014 and (iii) added an additional expansion feature permitting the Company to request an increase of the commitments under the 2013 Credit Facility from time to time up to an aggregate additional $750.0 million, including in the form of a term loan, from any of the lenders or other eligible lenders that elect to make such increases available, upon the satisfaction of certain conditions.

As of September 30, 2013, the Company had $1,853.0 million outstanding under the 2013 Credit Facility, which was used to fund its acquisition of MIPT on October 1, 2013 (see note 14). The Company also had approximately $2.3 million of undrawn letters of credit. The Company continues to maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2012 Term Loan—On June 29, 2012, the Company entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The 2012 Term Loan has a term of five years and matures on June 29, 2017. The interest

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

rate under the 2012 Term Loan is LIBOR plus 1.750%, or 1.93% as of September 30, 2013. On October 29, 2013, the Company repaid the 2012 Term Loan with net proceeds from the 2013 Term Loan (see note 16).

On September 20, 2013, the Company entered into an amendment agreement with respect to the 2012 Term Loan, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014.

Short-Term Credit Facility—On September 20, 2013, the Company entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”).

The Short-Term Credit Facility does not require amortization of payments and may be repaid prior to maturity in whole or in part at the Company’s option without penalty or premium. The unutilized portion of the commitments under the Short-Term Credit Facility may be irrevocably reduced or terminated by the Company in whole or in part without penalty. The Short-Term Credit Facility matures on September 19, 2014.

Amounts borrowed under the Short-Term Credit Facility will bear interest, at the Company’s option, at a margin above LIBOR or the defined base rate. For LIBOR based borrowings, interest rates will range from 1.125% to 2.000% above LIBOR. For base rate borrowings, interest rates will range from 0.125% to 1.000% above the defined base rate. In each case, the applicable margin is based upon the Company’s debt ratings. In addition, the loan agreement provides for a quarterly commitment fee on the undrawn portion of the Short-Term Credit Facility ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur (should it choose LIBOR) on borrowings is 1.250% and the current commitment fee on the undrawn portion is 0.150%.

The loan agreement contains certain reporting, information, financial and operating covenants and other restrictions (including with respect to its real estate investment trust status, indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations) with which the Company must comply. Any failure to comply with the financial and operating covenants would not only prevent the Company from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of September 30, 2013, the Company had no amounts outstanding under the Short-Term Credit Facility. The Company maintains the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

Colombian Bridge Loans—In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. (“Colombia Movil”) pursuant to an agreement dated July 17, 2011, one of the Company’s Colombian subsidiaries entered into five Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount outstanding of 94.0 billion COP (approximately $49.1 million) and an interest rate of 7.99%. On August 6, 2013, one of the Company’s Colombian subsidiaries entered into an additional 14.0 billion COP bridge loan (approximately $7.3 million) with an interest rate of 7.95%. As of September 30, 2013, the aggregate principal amount outstanding under the bridge loans was 108.0 billion COP (approximately $56.4 million) which mature on December 22, 2013.

Indian Working Capital Facility—On April 29, 2013, one of the Company’s Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the Indian Rupee equivalent of $10.0 million. Any advances made

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. As of September 30, 2013, ATC India had not drawn on the facility.

South African Facility—The Company’s South African Facility was executed in November 2011 and generally matures on March 31, 2020. Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule. On September 30, 2013, the Company’s ability to draw on the South African Facility expired. During the nine months ended September 30, 2013, the Company borrowed an additional 116.3 million South African Rand (“ZAR”) (approximately $11.6 million) to increase total borrowings under the South African Facility to 950.6 million ZAR (approximately $94.8 million) as of September 30, 2013.

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

The Company, through certain of its foreign subsidiaries, has entered into interest rate swap agreements to manage its exposure to variability in interest rates on debt in South Africa and Colombia. As of December 31, 2012, the Company had nine interest rate swap agreements outstanding in South Africa and one interest rate swap agreement outstanding in Colombia. During the three months ended September 30, 2013, the Company entered into three additional interest rate swaps agreements in South Africa with an aggregate notional value of 24.6 million ZAR (approximately $2.5 million). As a result, as of September 30, 2013, the Company had 12 interest rate swap agreements outstanding in South Africa with an aggregate notional value of 442.7 million ZAR (approximately $44.1 million), which notional value is reduced in accordance with the repayment schedule under the South African Facility, and one interest rate swap agreement outstanding in Colombia with a notional value of 101.3 billion COP (approximately $52.9 million).

The Company’s South African interest rate swap agreements accrue interest based on Johannesburg Interbank Agreed Rate (“JIBAR”), have been designated as cash flow hedges, have fixed interest rates ranging from 6.09% to 7.83% and expire on March 31, 2020. The Company’s Colombian interest rate swap agreement accrues interest based on the Inter-bank Rate (“IBR”), has been designated as a cash flow hedge, has a fixed interest rate of 5.78% and expires on November 30, 2020.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of September 30, 2013 and December 31, 2012, the notional amount and fair value of the Company’s interest rate swap agreements (expressed in their respective currency units), which are recorded in Other non-current liabilities, are as follows (in thousands):

	September 30, 2013 (1)	December 31, 2012 (2)
ZAR
Notional	442,655	423,634
Carrying Amount/Fair Value	909	20,441
COP
Notional	101,250,000	101,250,000
Carrying Amount/Fair Value	2,869,430	5,356,377

(1)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $97.0 million and $1.6 million, respectively, as of September 30, 2013.
(2)	The interest rate swap agreements are denominated in ZAR and COP and have an aggregate notional amount and fair value of $107.3 million and $5.4 million, respectively, as of December 31, 2012.

During the three months ended September 30, 2013 and 2012, the interest rate swap agreements held by the Company had the following impact on OCI included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Three Months Ended September 30, 2013
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,404)	Interest expense	$(741)	N/A	N/A

Three Months Ended September 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(1,135)	Interest expense	$(181)	N/A	N/A

During the nine months ended September 30, 2013 and 2012, the interest rate swap agreements held by the Company had the following impact on OCI included in the condensed consolidated balance sheets and in the condensed consolidated statements of operations (in thousands):

Nine Months Ended September 30, 2013
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$1,801	Interest expense	$(2,053)	N/A	N/A

Nine Months Ended September 30, 2012
Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
$(2,985)	Interest expense	$(502)	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of September 30, 2013, approximately $1.4 million related to derivatives designated as cash flow hedges is expected to be reclassified from Accumulated other comprehensive loss into earnings in the next twelve months.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	September 30, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$27,381		$27,381
Liabilities:
Acquisition-related contingent consideration			$22,409	$22,409
Interest rate swap agreements (2)		$1,589		$1,589

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$6,018			$6,018
Liabilities:
Acquisition-related contingent consideration			$23,711	$23,711
Interest rate swap agreements (2)		$5,442		$5,442

(1)	Consists of highly liquid investments with original maturities in excess of three months.
(2)	Consists of interest rate swap agreements based on JIBAR and IBR whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data.

Cash and cash equivalents include short-term investments, including money market funds, with original maturities of three months or less whose fair value approximated cost at September 30, 2013 and December 31, 2012.

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

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites in Colombia and Ghana if certain barter agreements with other wireless carriers are converted to cash-paying master lease agreements (see note 14).

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

As of September 30, 2013, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $37.8 million. During the three months ended September 30, 2013 and 2012, the fair value of the contingent consideration changed as follows (in thousands):

	2013	2012
Balance as of July 1	$21,218	$29,897
Additions	3,599	1,180
Payments	(3,729)	(3,951)
Change in fair value	1,303	325
Foreign currency translation adjustment	18	(242)

Balance as of September 30	$22,409	$27,209

During the nine months ended September 30, 2013 and 2012, the fair value of the contingent consideration changed as follows (in thousands):

	2013	2012
Balance as of January 1	$23,711	$25,617
Additions	4,087	1,533
Payments	(7,952)	(4,397)
Change in fair value	4,610	3,791
Foreign currency translation adjustment	(2,047)	665

Balance as of September 30	$22,409	$27,209

Items Measured at Fair Value on a Nonrecurring Basis—During the nine months ended September 30, 2013, certain long-lived assets held and used were written down to their net realizable value of $4.0 billion, resulting in an asset impairment charge of $2.0 million, which was recorded in Other operating expenses in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2012, certain long-lived assets held and used with a carrying value of $299.9 million were written down to their

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

net realizable value of $289.2 million, resulting in an asset impairment charge of $10.7 million, which was recorded in Other operating expenses in the accompanying condensed consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value when indications of impairment exist. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments, with the exception of long-term obligations, including the current portion, reasonably approximate the related fair value as of September 30, 2013 and December 31, 2012. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2013, the carrying value and fair value of long-term obligations, including the current portion, were $12.6 billion and $12.7 billion, respectively, of which $8.4 billion was measured using Level 1 inputs and $4.3 billion was measured using Level 2 inputs. As of December 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $8.8 billion and $9.4 billion, respectively, of which $4.9 billion was measured using Level 1 inputs and $4.5 billion was measured using Level 2 inputs.

8.    Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended September 30, 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of July 1, 2013	$(1,182)	$(3,427)	$(269,647)	$(274,256)
Other comprehensive loss before reclassifications, net of tax	(1,289)	—	(23,114)	(24,403)
Amounts reclassified from accumulated other comprehensive loss, net of tax	445	199	—	644

Net current-period other comprehensive income (loss)	(844)	199	(23,114)	(23,759)

Balance as of September 30, 2013	$(2,026)	$(3,228)	$(292,761)	$(298,015)

(1)	Losses on cash flow hedges have been reclassified into interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended September 30, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,358)	$(3,827)	$(175,162)	$(183,347)
Other comprehensive loss before reclassifications, net of tax	1,167	—	(117,599)	(116,432)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,165	599	—	1,764

Net current-period other comprehensive income (loss)	2,332	599	(117,599)	(114,668)

Balance as of September 30, 2013	$(2,026)	$(3,228)	$(292,761)	$(298,015)

(1)	Losses on cash flow hedges have been reclassified into interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the nine months ended September 30, 2013.

9.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. As described in note 1, the Company reorganized to qualify as a REIT for the taxable year commencing January 1, 2012. As a REIT, the Company will continue to be subject to income taxes on the income of its TRSs, and taxation in foreign jurisdictions where it conducts international operations. Under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. Additionally, the Company is able to offset income in both its TRSs and QRSs by utilizing their respective net operating losses.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of September 30, 2013 and December 31, 2012, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $31.2 million and $30.6 million, respectively. The increase in the amount of unrecognized tax benefits during the three and nine months ended September 30, 2013 is primarily attributable to the additions to the Company’s existing tax positions partially offset by fluctuations in foreign currency exchange rates and the closure of certain tax years. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 13 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.3 million.

The Company recorded penalties and income tax-related interest expense during the three and nine months ended September 30, 2013 of $0.9 million and $3.5 million, respectively, and during the three and nine months ended September 30, 2012 of $1.3 million and $3.9 million, respectively. In addition, due to the expiration of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

statute of limitations in certain jurisdictions, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the three and nine months ended September 30, 2013 by $0.8 million and $1.4 million, respectively. As of September 30, 2013 and December 31, 2012, the total amount of accrued penalties and income tax-related interest included in Other non-current liabilities in the condensed consolidated balance sheets was $29.8 million and $28.7 million, respectively.

In September 2013, the Internal Revenue Service released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Section 263(a) of the Code to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (Code Section 162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 27, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. In addition, taxpayers are permitted to early adopt the Final Regulations for taxable years beginning on or after January 1, 2012. The Company does not expect the Final Regulations to have a material effect on its results of operations. The Company is currently evaluating the impact on its financial condition.

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2013 of $15.1 million and $53.2 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2012 of $13.1 million and $39.7 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2013 included $1.1 million related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company capitalized $0.4 million and $1.2 million of stock-based compensation expense as property and equipment during the three and nine months ended September 30, 2013, respectively, and capitalized $0.5 million and $1.6 million of stock-based compensation expense as property and equipment during the three and nine months ended September 30, 2012, respectively.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (“2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of September 30, 2013, the Company had the ability to grant stock-based awards with respect to an aggregate of 16.6 million shares of common stock under the 2007 Plan.

Effective January 1, 2013, the Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units granted on or after January 1, 2013 upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made after January 1, 2013, the Company recognizes compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an additional $7.5 million of stock-based compensation expense during the nine months ended September 30, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Stock Options—The Company’s option activity for the nine months ended September 30, 2013 is as follows:

Number of Options
Outstanding as of January 1, 2013	5,829,945
Granted	1,420,206
Exercised	(799,233)
Forfeited	(53,245)
Expired	—

Outstanding as of September 30, 2013	6,397,673

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes pricing model. The following assumptions were used to determine the grant date fair value for options granted during the nine months ended September 30, 2013:

Range of risk-free interest rate	0.75% - 1.03%
Weighted average risk-free interest rate	0.90%
Expected life of option grants	4.4 years
Range of expected volatility of underlying stock price	26.60% - 36.09%
Weighted average expected volatility of underlying stock price	33.56%
Expected annual dividend yield	1.50%

The weighted average grant date fair value per share during the nine months ended September 30, 2013 was $19.15. As of September 30, 2013, total unrecognized compensation expense related to unvested stock options was $39.3 million and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—The Company’s restricted stock unit activity during the nine months ended September 30, 2013 is as follows:

Number of Units
Outstanding as of January 1, 2013	1,968,553
Granted	803,561
Vested	(806,868)
Forfeited	(106,658)

Outstanding as of September 30, 2013	1,858,588

As of September 30, 2013, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan was $86.7 million and is expected to be recognized over a weighted average period of approximately two years. Distributions accrue with each unvested restricted stock unit award granted subsequent to January 1, 2012, which are payable upon vesting.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (the “ESPP”) for all eligible employees as described in note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at 85% of the lower of the fair market value on the first or the last day of such offering period. The offering periods run from

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2013, employee contributions were accumulated to purchase an estimated 57,000 shares under the ESPP.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2013, which resulted in a fair value per share of $13.41, are as follows:

Approximate risk-free interest rate	0.07% - 0.13%
Expected life of shares	6 months
Expected volatility of underlying stock price over the option period	12.21% - 13.57%
Expected annual dividend yield	1.50%

11.    Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of its common stock (“2011 Buyback”).

During the nine months ended September 30, 2013, the Company repurchased 1,938,021 shares of its common stock for an aggregate of $145.0 million, including commissions and fees, pursuant to the 2011 Buyback. On September 6, 2013, the Company temporarily suspended repurchases following the signing of its agreement to acquire MIPT.

As of September 30, 2013, the Company had repurchased a total of approximately 6.3 million shares of its common stock under the 2011 Buyback for an aggregate of $389.0 million, including commissions and fees.

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

The Company continues to manage the pacing of the remaining $1.1 billion under the 2011 Buyback in response to general market conditions and other relevant factors. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback are subject to the Company having available cash to fund repurchases.

Distributions—During the nine months ended September 30, 2013, the Company declared the following regular cash distributions to its stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 12, 2013	April 25, 2013	April 10, 2013	$0.26	$102.8
May 22, 2013	July 16, 2013	June 17, 2013	$0.27	$106.7
September 12, 2013	October 7, 2013	September 23, 2013	$0.28	$110.5

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of September 30, 2013, the Company had accrued $1.6 million of distributions payable related to unvested restricted stock units. During the nine months ended September 30, 2013, the Company paid $0.2 million of distributions payable upon the vesting of restricted stock units.

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

The following table sets forth basic and diluted income from continuing operations per common share computational data for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations attributable to American Tower Corporation	$180,123	$232,089	$451,351	$501,604

Basic weighted average common shares outstanding	394,759	395,244	395,138	394,626
Dilutive securities	3,589	4,243	4,137	4,458

Diluted weighted average common shares outstanding	398,348	399,487	399,275	399,084

Basic income from continuing operations attributable to American Tower Corporation per common share	$0.46	$0.59	$1.14	$1.27

Diluted income from continuing operations attributable to American Tower Corporation per common share	$0.45	$0.58	$1.13	$1.26

For the three and nine months ended September 30, 2013, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and stock-based awards of 2.5 million and 1.1 million, respectively, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2012, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and stock-based awards of 1.2 million and 1.0 million, respectively, as the effect would be anti-dilutive.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

TriStar Litigation—The Company is involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under the Company’s owned or managed sites and the Company believes TriStar has induced the landowner to breach obligations to the Company. In addition, on February 16, 2012, TriStar brought a federal action against the Company in the United States District Court for the Northern District of Texas, in which TriStar principally alleges that the Company made misrepresentations to landowners when competing with TriStar for land under the Company’s owned or managed sites. On January 22, 2013, the Company filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and the Company. TriStar and the Company are seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as damages.

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,450 towers from AT&T commencing between December 2000 and August 2004. Substantially all of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. The aggregate purchase option price for the towers leased and subleased was approximately $585.3 million as of September 30, 2013, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”), to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was approximately $70.7 million as of September 30, 2013. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at September 30, 2013 would be valued at approximately $101.2 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the liability is also reasonably estimable. During the nine months ended September 30, 2013, the Company received notices from the Indian tax authorities of their intent to challenge the transfer pricing related to taxes arising out of transactions of Essar Telecom Infrastructure Private Limited (“ETIPL”) in 2008, prior to the Company’s acquisition of ETIPL in August 2010. Pursuant to the Company’s definitive acquisition agreement, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010. Since no formal assessment has been issued and the Company believes ETIPL’s tax position will be sustained, the Company has not accounted for any potential impact of this notification.

14.    Acquisitions

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair values of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. During the measurement period, the Company will adjust assets and/or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets and/or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets and/or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the nine months ended September 30, 2013, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2012.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2013 from the date of respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from communication service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company expenses acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs, and are included in Other operating expenses. During the three and nine months ended September 30, 2013, the Company recognized acquisition and merger related expenses of $8.9 million and $25.8 million, respectively. During the three and nine months ended September 30, 2012, the Company recognized acquisition and merger related expenses of $5.2 million and $14.8 million, respectively.

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

Other International Acquisitions—During the nine months ended September 30, 2013, the Company acquired a total of 644 additional communications sites and equipment in the Company’s international markets, including Brazil, Colombia, Ghana, Mexico, and South Africa, for an aggregate purchase price of $80.5 million (including contingent consideration of $4.1 million and value added tax of $3.7 million), subject to post-closing adjustments.

Other U.S. Acquisitions—During the nine months ended September 30, 2013, the Company acquired a total of 41 additional communications sites and equipment, as well as 19 property interests, in the United States for an aggregate purchase price of $52.7 million, including cash paid of approximately $52.3 million and net liabilities assumed of approximately $0.4 million, subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2013.

	Mexico Axtel	Other International	Other U.S.
Current assets	$—	$3,688	$1,433
Non-current assets	4,032	1,835	44
Property and equipment	86,100	39,693	17,493
Intangible assets (1):
Customer-related intangible assets	115,700	18,401	24,296
Network location intangible assets	41,700	19,984	5,605
Current liabilities	—	—	(440)
Other non-current liabilities	(9,377)	(7,653)	(786)

Fair value of net assets acquired	$238,155	$75,948	$47,645

Goodwill (2)	10,368	4,565	4,698

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes, except for South Africa where goodwill is expected to be partially deductible.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Uganda Acquisition—On December 8, 2011, the Company entered into a definitive agreement with MTN Group Limited (“MTN Group”) to establish a joint venture in Uganda. The joint venture is controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% interest and a wholly owned subsidiary of MTN Group holds a 49% interest. The joint venture owns a tower operations company in Uganda and is managed and controlled by the Company.

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,000 existing communications sites from MTN Group’s operating subsidiary in Uganda, subject to customary closing conditions. On June 29, 2012, the joint venture acquired 962 communications sites for an aggregate purchase price of $171.5 million, subject to post-closing adjustments. As a result of post-closing adjustments, the aggregate purchase price was adjusted from $171.5 million to $173.2 million during the year ended December 31, 2012, and further adjusted to $169.2 million during the nine months ended September 30, 2013.

On August 15, 2013, the Company returned seven communications sites to MTN Group pursuant to the terms of the agreement.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Other United States Acquisitions—During the year ended December 31, 2012, the Company acquired a total of 128 additional communications sites and equipment in the United States for an aggregate purchase price of $146.2 million, subject to post-closing adjustments. The purchase price was subsequently reduced to $146.1 million during nine months ended September 30, 2013.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2013.

	Brazil Vivo (1)	Diamond (U.S.)	Germany	Skyway (U.S.)	Uganda (1)	Other International	Other U.S.
Current assets	$—	$842	$14,043	$740	$—	$21,911	$—
Non-current assets	22,418	—	—	—	2,258	2,309	153
Property and equipment	138,959	72,447	203,494	58,913	102,366	66,073	61,091
Intangible assets (2):
Customer-related intangible assets	83,012	184,200	288,330	64,400	30,500	52,911	61,266
Network location intangible assets	40,983	32,000	21,997	20,500	26,000	15,935	16,133
Current liabilities	—	(3,216)	(2,988)	(454)	—	—	—
Other non-current liabilities	(18,195)	(3,423)	(23,243)	(3,222)	(7,528)	(6,294)	(1,310)

Fair value of net assets acquired	$267,177	$282,850	$501,633	$140,877	$153,596	$152,845	$137,333

Goodwill (3)	43,518	37,276	24,020	25,308	15,644	9,844	8,724

(1)	The allocation of the purchase price was finalized during the nine months ended September 30, 2013.
(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes, except for Uganda where goodwill is not expected to be deductible and South Africa where goodwill is expected to be partially deductible.

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

Contingent Consideration

The Company may be required to pay additional consideration under certain agreements related to acquisitions in Colombia and Ghana if certain barter agreements with other wireless carriers are converted to cash-paying master lease agreements.

Colombia—Under the terms of the agreement with Colombia Movil, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expected the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $36.9 million and estimated it to be $21.5 million using a probability weighted average of the expected outcomes at September 30, 2013. During the three and nine months ended September 30, 2013, the Company recorded additional contingent consideration of $3.6 million and $4.1 million, respectively, related to acquisitions during the period. In addition, during the three and nine months ended September 30, 2013, the Company recorded an increase in fair value of $0.5 million and $1.5 million, respectively, in Other operating expenses in the accompanying condensed consolidated statements of operations.

South Africa—Under the terms of the agreement with Cell C (Pty) Limited (“Cell C”) dated November 4, 2010, pursuant to which the Company agreed to purchase up to 1,400 existing communications sites and additional communications sites in South Africa, the Company was required to make periodic payments for each collocation of a specific wireless carrier installed on the acquired communications sites occurring within a four-year period after the initial closing date. During the three months ended September 30, 2013, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

amended its agreement with Cell C whereby the Company made a one-time payment of $2.5 million, which satisfied its remaining contingent consideration obligations. During the three months ended September 30, 2013, no further adjustments to the fair value of the contingent consideration were required. During the nine months ended September 30, 2013, the Company recorded a net increase in fair value of $3.4 million in Other operating expenses in the accompanying condensed consolidated statements of operations.

Other—Certain agreements in Brazil, Ghana and the United States include provisions that provide for contingent consideration.

During the three and nine months ended September 30, 2013, the Company recorded an increase in fair value of $0.8 million and a net decrease in fair value of $0.3 million, respectively, related to the contingent consideration liability for the acquisitions of communications sites in Brazil, Ghana and the United States. The change in fair value was recorded in Other operating expenses in the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2013, the Company paid an additional $1.0 million and satisfied the remaining obligation associated with the acquisition in Brazil. In addition, during the nine months ended September 30, 2013, the Company reduced the obligation associated with the acquisition in the United States to zero. The Company recorded an increase in the fair value of the contingent consideration liability as a result of the conversion of certain barter agreements in Ghana to cash-paying master lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the agreement to be between zero and $0.9 million and estimated it to be $0.9 million using a probability weighted average of the expected outcomes at September 30, 2013.

For more information regarding contingent consideration, see note 7 to the accompanying condensed consolidated financial statements.

Other Signed Acquisitions

NII Holdings Acquisition—On August 8, 2013, the Company entered into an agreement with NII Holdings, Inc. to acquire up to 2,790 communications sites in Brazil and 1,666 communications sites in Mexico in two separate transactions, for approximately 945 million Brazilian Reais (“BRL”) (approximately $423.8 million) and 5,025 million Mexican Pesos (approximately $382.3 million), respectively. The Company paid $120.0 million into escrow for this transaction which is reflected in Prepaid and other current assets in the condensed consolidated balance sheets as of September 30, 2013.

Brazil-Z Sites Acquisition—On September 26, 2013, the Company entered into an agreement with Z-Sites Locação de Imóveis Ltda. to acquire up to 236 communications sites in Brazil for an aggregate purchase price of up to approximately 283 million BRL (approximately $127.1 million).

Subsequently Closed Acquisition

MIPT Acquisition—On October 1, 2013, the Company, through its wholly-owned subsidiary American Tower Investments LLC, acquired 100% of the outstanding common membership interests of MIPT, a private REIT, which is the parent company of Global Tower Partners, and related companies, for a total purchase price of approximately $4.8 billion, subject to customary post-closing purchase price adjustments.

The purchase price was satisfied with approximately $3.3 billion in cash, including an aggregate of approximately $2.8 billion from borrowings under the 2012 Credit Facility and the 2013 Credit Facility, and the assumption of approximately $1.5 billion of MIPT’s existing indebtedness. MIPT’s existing indebtedness

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

included $1.49 billion of securitized indebtedness under eleven separate classes of Secured Tower Revenue Notes and $32.6 million of secured debt in Costa Rica.

The following table reflects the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for MIPT based upon the estimated fair value at the date of acquisition. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of property and equipment, intangible assets and goodwill. The valuations consist of a discounted cash flow analysis or other appropriate valuation techniques to determine the fair value of the assets acquired and liabilities assumed.

MIPT
Current assets	$104,044
Non-current assets	627
Property, equipment and easements	1,290,143
Intangible assets (1):
Customer-related intangible assets	2,536,700
Network location intangible assets	338,600
Current liabilities	(88,497)
Long-term obligations (2)	(1,573,366)
Other non-current liabilities	(49,158)

Fair value of net assets acquired	$2,559,093

Goodwill (3)	756,833

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Long-term obligations included $1.5 billion of MIPT’s existing indebtedness and a fair value adjustment of $53.0 million.
(3)	Goodwill will be allocated to the Company’s domestic and international rental and management segments, as applicable. The Company expects goodwill recorded to its domestic rental and management segment will be deductible for tax purposes and goodwill recorded to its international segment will not be deductible for tax purposes.

MIPT Acquisition—Pro Forma Consolidated Results

The following pro forma information presents the financial results as if the acquisition of MIPT had occurred on January 1, 2012. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of MIPT. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating revenues	$888,432	$788,623	$2,659,294	$2,326,753
Net income attributable to American Tower Corporation	$142,357	$195,647	$343,992	$392,156
Net income per common share amounts:
Basic net income attributable to American Tower Corporation	$0.36	$0.50	$0.87	$0.99
Diluted net income attributable to American Tower Corporation	$0.36	$0.49	$0.86	$0.98

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.    Business Segments

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which consist of the following as of September 30, 2013:

•	Domestic: rental and management operations in the United States; and

•	International: rental and management operations in Brazil, Chile, Colombia, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda.

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; depreciation, amortization and accretion; selling, general, administrative and development expense; and other operating expenses. The Company defines segment operating profit as segment gross margin less selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Loss on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax provision (benefit). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the condensed consolidated statements of operations and condensed consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 is shown in the following tables. The “Other” column represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in selling, general, administrative and development expense; other operating expense; interest income; interest expense; loss on retirement of long-term obligations; and other income (expense), as well as reconciles segment operating profit to income from continuing operations before income taxes and income on equity method investments, as these amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$529,941	$266,634	$796,575	$11,305		$807,880
Segment operating expenses (1)	95,232	100,473	195,705	4,777		200,482
Interest income, TV Azteca, net	—	3,544	3,544	—		3,544

Segment gross margin	434,709	169,705	604,414	6,528		610,942

Segment selling, general, administrative and development expense (1)	24,523	31,728	56,251	1,880		58,131

Segment operating profit	$410,186	$137,977	$548,163	$4,648		$552,811

Stock-based compensation expense					$15,058	15,058
Other selling, general, administrative and development expense					24,939	24,939
Depreciation, amortization and accretion					184,922	184,922
Other expense (principally interest expense and other (expense) income)					149,084	149,084

Income from continuing operations before income taxes and income on equity method investments						$178,808

Total assets	$12,037,318	$5,427,416	$17,464,734	$49,973	$666,613	$18,181,320

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.3 million and $14.7 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$480,351	$217,203	$697,554	$15,781		$713,335
Segment operating expenses (1)	92,072	85,069	177,141	7,323		184,464
Interest income, TV Azteca, net	—	3,586	3,586	—		3,586

Segment gross margin	388,279	135,720	523,999	8,458		532,457

Segment selling, general, administrative and development expense (1)	20,141	25,057	45,198	2,127		47,325

Segment operating profit	$368,138	$110,663	$478,801	$6,331		$485,132

Stock-based compensation expense					$13,058	13,058
Other selling, general, administrative and development expense					21,516	21,516
Depreciation, amortization and accretion					144,061	144,061
Other expense (principally interest expense and other (expense) income)					61,620	61,620

Income from continuing operations before income taxes and income on equity method investments						$244,877

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $12.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$1,566,660	$796,547	$2,363,207	$56,231		$2,419,438
Segment operating expenses (1)	282,273	302,441	584,714	22,399		607,113
Interest income, TV Azteca, net	—	10,673	10,673	—		10,673

Segment gross margin	1,284,387	504,779	1,789,166	33,832		1,822,998

Segment selling, general, administrative and development expense (1)	71,664	93,753	165,417	7,105		172,522

Segment operating profit	$1,212,723	$411,026	$1,623,749	$26,727		$1,650,476

Stock-based compensation expense					$53,155	53,155
Other selling, general, administrative and development expense					74,251	74,251
Depreciation, amortization and accretion					555,334	555,334
Other expense (principally interest expense and other (expense) income)					536,092	536,092

Income from continuing operations before income taxes and income on equity method investments						$431,644

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.2 million and $52.0 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2012	Domestic	International
	(in thousands)
Segment revenues	$1,440,824	$622,982	$2,063,806	$43,780		$2,107,586
Segment operating expenses (1)	273,188	232,338	505,526	21,404		526,930
Interest income, TV Azteca, net	—	10,715	10,715	—		10,715

Segment gross margin	1,167,636	401,359	1,568,995	22,376		1,591,371

Segment selling, general, administrative and development expense (1)	60,638	68,433	129,071	4,410		133,481

Segment operating profit	$1,106,998	$332,926	$1,439,924	$17,966		$1,457,890

Stock-based compensation expense					$39,654	39,654
Other selling, general, administrative and development expense					66,099	66,099
Depreciation, amortization and accretion					465,788	465,788
Other expense (principally interest expense and other (expense) income)					346,385	346,385

Income from continuing operations before income taxes and income on equity method investments						$539,964

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.3 million and $38.3 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

16.    Subsequent Events

2013 Term Loan—On October 29, 2013, the Company entered into the 2013 Term Loan of $1.5 billion. The Company used the net proceeds from the 2013 Term Loan and cash on hand to repay the 2012 Term Loan and $800 million of outstanding indebtedness under the 2012 Credit Facility.

The 2013 Term Loan matures on January 3, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Term Loan may be paid prior to maturity in whole or in part at our option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.125% to 2.250% above LIBOR for LIBOR based borrowings or between 0.125% to 1.250% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current margin over LIBOR that the Company would incur (should it choose LIBOR) on borrowings is 1.25%.

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

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2012, and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our results of operations do not reflect the impact of our acquisition of MIP Tower Holdings LLC (“MIPT”), which closed on October 1, 2013. For more information regarding our acquisition of MIPT, see note 14 to our condensed consolidated financial statements included herein.

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the nine months ended September 30, 2013. We also offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. Effective January 1, 2012, we reorganized to qualify as a real estate investment trust for federal income tax purposes (“REIT” and the reorganization, the “REIT Conversion”).

Our communications real estate portfolio of 57,389 sites, as of September 30, 2013, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2013, 22,754 towers domestically and 34,314 towers internationally. Our portfolio also includes 321 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

The following table details the number of communications sites we own or operate as of September 30, 2013:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	16,615	6,414
International:
Brazil	4,369	155
Chile	1,153	—
Colombia	2,723	706
Germany	2,031	—
Ghana	1,959	—
India	10,965	—
Mexico	6,625	199
Peru	499	—
South Africa	1,828	—
Uganda	1,148	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

In addition, on October 1, 2013, through our acquisition of MIPT, we acquired over 5,000 communications sites in the United States, approximately 500 communications sites in Costa Rica and approximately 50 communications sites in Panama.

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

For instance, we expect the new communications sites we acquired from MIPT on October 1, 2013 to generate predictable revenue growth in future periods. For the nine months ended September 30, 2013, total revenues for MIPT were $239.9 million. For more information regarding our acquisition of MIPT, see note 14 to our condensed consolidated financial statements included herein.

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms thereafter. Accordingly, nearly all of the revenue generated by our rental and management operations during the nine months ended September 30, 2013 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2013, we expect to generate approximately $21 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. In addition, most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed percentage (on average approximately 3.5% in the U.S.), inflation or inflation with a fixed minimum or maximum escalation for the year. Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the nine months ended September 30, 2013, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.5% of the total revenue of our rental and management segments.

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

According to industry data, we believe the following key trends will provide opportunities for organic growth in our domestic rental and management segment:

•

The deployment of advanced wireless technology across existing wireless networks will provide our tenants the ability to deliver higher speed data services and enable fixed broadband substitution. As a result, our tenants continue to deploy additional equipment across their existing networks.

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

•

In Costa Rica, nationwide voice networks are currently being deployed by three carriers, after the dissolution of a government monopoly of the wireless industry in 2011. After the initial network build-outs are complete, additional carrier network investments are expected to support more advanced wireless services.

•	In markets such as Chile, Colombia and Peru, recent or anticipated spectrum auctions are expected to drive investment in nationwide voice and wireless data networks.

•	In Panama, nationwide networks have been deployed and the major carriers in the market are currently focused on augmenting their networks to support wireless data applications.

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

A REIT must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the nine months ended September 30, 2013, we declared an aggregate of approximately $320.0 million in regular cash distributions to our stockholders. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

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

We define AFFO as NAREIT FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the non-cash portion of our tax provision; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) loss on retirement of long-term obligations; (viii) other operating income (expense); and adjustments for (ix) unconsolidated affiliates and (x) noncontrolling interest, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012 (in thousands, except percentages)

Revenue

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$529,941	$480,351	$49,590	10%
International	266,634	217,203	49,431	23

Total rental and management	796,575	697,554	99,021	14
Network development services	11,305	15,781	(4,476)	(28)

Total revenues	$807,880	$713,335	$94,545	13%

Total revenues for the three months ended September 30, 2013 increased 13% to $807.9 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 7,850 new sites that we have constructed or acquired since July 1, 2012.

Domestic rental and management segment revenue for the three months ended September 30, 2013 increased 10% to $529.9 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 8%, which includes approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,050 new sites, as well as land interests under third-party sites since July 1, 2012; and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended September 30, 2013 increased 23% to $266.6 million, which was comprised of:

•	Revenue growth from new sites of approximately 17%, resulting from the construction or acquisition of approximately 6,800 new sites since July 1, 2012;

•

Revenue growth from legacy sites of approximately 14%, which includes approximately 12% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations;

•	An increase of less than 1% from the impact of straight-line lease accounting; and

•

A decrease of approximately 9% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in Brazilian Real (“BRL”), approximately 2% related to fluctuations in South African Rand (“ZAR”) and approximately 2% related to fluctuations in Indian Rupee (“INR”).

Network development services segment revenue for the three months ended September 30, 2013 decreased 28% to $11.3 million. During the prior period, our network development services segment revenue was positively impacted by the additional site acquisition, zoning and permitting services and structural engineering services associated with certain tenants’ next generation technology network upgrade projects.

Gross Margin

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$434,709	$388,279	$46,430	12%
International	169,705	135,720	33,985	25

Total rental and management	604,414	523,999	80,415	15
Network development services	6,528	8,458	(1,930)	(23)%

Domestic rental and management segment gross margin for the three months ended September 30, 2013 increased 12% to $434.7 million, which was comprised of:

•	Gross margin growth from legacy sites of approximately 10%, primarily associated with the increase in revenue, as described above; and

•

Gross margin growth from new sites of approximately 2%, resulting from the construction or acquisition of approximately 1,050 new sites, as well as land interests under third-party sites since July 1, 2012.

International rental and management segment gross margin for the three months ended September 30, 2013 increased 25% to $169.7 million, which was comprised of:

•	Gross margin growth from new sites of approximately 19%, resulting from the construction or acquisition of approximately 6,800 new sites since July 1, 2012;

•	Gross margin growth from legacy sites of approximately 14%, primarily associated with the increase in revenue, as described above; and

•

A decrease of approximately 8% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in BRL, approximately 2% related to fluctuations in ZAR and approximately 2% related to fluctuations in INR.

Network development services segment gross margin for the three months ended September 30, 2013 decreased 23% to $6.5 million, primarily attributable to the decrease in network development services revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$24,523	$20,141	$4,382	22%
International	31,728	25,057	6,671	27

Total rental and management	56,251	45,198	11,053	24
Network development services	1,880	2,127	(247)	(12)
Other	39,650	34,134	5,516	16

Total selling, general, administrative and development expense	$97,781	$81,459	$16,322	20%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended September 30, 2013 increased 20% to $97.8 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the three months ended September 30, 2013 increased 22% to $24.5 million. The increase was primarily driven by increasing personnel costs and professional fees to support our business.

International rental and management segment SG&A for the three months ended September 30, 2013 increased 27% to $31.7 million. The increase was primarily due to our continued expansion in foreign markets, including operations in Germany.

Network development services segment SG&A for the three months ended September 30, 2013 decreased 12% to $1.9 million. During the three months ended September 30, 2012, we incurred higher personnel related costs related to the additional site acquisition, zoning, permitting and structural engineering services associated with certain tenants’ next generation technology network upgrade projects.

Other SG&A for the three months ended September 30, 2013 increased 16% to $39.7 million. The increase was primarily due to a $2.1 million increase in SG&A related stock-based compensation expense and a $3.7 million increase in corporate expenses associated with supporting a growing global business, and legal expenses.

Operating Profit

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$410,186	$368,138	$42,048	11%
International	137,977	110,663	27,314	25

Total rental and management	548,163	478,801	69,362	14
Network development services	4,648	6,331	(1,683)	(27)%

Domestic rental and management segment operating profit for the three months ended September 30, 2013 increased 11% to $410.2 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (12%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (22%), as described above.

International rental and management segment operating profit for the three months ended September 30, 2013 increased 25% to $138.0 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (25%), as described above, and was partially offset by an increase in our international rental and management segment SG&A (27%), as described above.

Network development services segment operating profit for the three months ended September 30, 2013 decreased 27% to $4.6 million. The decrease was primarily attributable to the decrease in network development services segment gross margin (23%), as described above, and was partially offset by a decrease in our network development services segment SG&A (12%), as described above.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Depreciation, amortization and accretion	$184,922	$144,061	$40,861	28%

Depreciation, amortization and accretion for the three months ended September 30, 2013 increased 28% to $184.9 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 7,850 sites since July 1, 2012, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other operating expenses	$15,469	$7,359	$8,110	110%

Other operating expenses for the three months ended September 30, 2013 increased 110% to $15.5 million. The increase was primarily attributable to an increase of $4.3 million in losses from the sale or disposal of assets and impairment charges and an increase of $3.7 million in acquisition related costs.

Interest Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest expense	$106,335	102,272	$4,063	4%

Interest expense for the three months ended September 30, 2013 increased 4% to $106.3 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $2.0 billion, which includes the impact of our senior notes offering completed in August 2013. This increase was partially offset by a decrease in our annualized weighted average cost of borrowing from 5.35% to 4.55%. The weighted average interest rate was 3.78% at September 30, 2013.

Other Expense (Income)

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other expense (income)	$29,622	$(46,294)	$75,916	164%

During the three months ended September 30, 2013, other expense increased 164% to $29.6 million. During the three months ended September 30, 2013 and 2012, we recorded unrealized foreign currency losses of $30.9 million and unrealized foreign currency gains of $46.2 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

Income Tax Provision

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax provision	$15,586	13,054	$2,532	19%
Effective tax rate	8.7%	5.3%

The income tax provision for the three months ended September 30, 2013 and 2012 was $15.6 million and $13.1 million, respectively. The effective tax rate (“ETR”) for the three months ended September 30, 2013 increased to 8.7% from 5.3%. The lower ETR during the three months ended September 30, 2012 was primarily a result of recording certain favorable adjustments during the three months ended September 30, 2012.

The ETR on income from continuing operations for the three months ended September 30, 2013 and 2012 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT effective as of January 1, 2012 and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$163,222	$231,825	$(68,603)	(30)%
Income from equity method investments	—	(2)	(2)	(100)
Income tax provision	15,586	13,054	2,532	19
Other expense (income)	29,622	(46,294)	75,916	164
Interest expense	106,335	102,272	4,063	4
Interest income	(2,342)	(1,717)	625	36
Other operating expenses	15,469	7,359	8,110	110
Depreciation, amortization and accretion	184,922	144,061	40,861	28
Stock-based compensation expense	15,058	13,058	2,000	15

Adjusted EBITDA	$527,872	$463,616	$64,256	14%

Net income for the three months ended September 30, 2013 decreased 30% to $163.2 million. The decrease was primarily attributable to an increase in depreciation, amortization and accretion expense and other expenses, which were primarily due to unrealized foreign currency losses. The decrease was partially offset by the increase in our rental and management segments’ operating profit, as described above.

Adjusted EBITDA for the three months ended September 30, 2013 increased 14% to $527.9 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments’ gross margin, and was partially offset by an increase in SG&A.

Net Income/NAREIT FFO/AFFO

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$163,222	$231,825	$(68,603)	(30)%
Real estate related depreciation, amortization and accretion	160,976	122,944	38,032	31
Losses from sale or disposal of real estate and real estate related impairment charges	6,160	1,901	4,259	224
Adjustments for unconsolidated affiliates and noncontrolling interest	10,516	(6,338)	16,854	266

NAREIT FFO	$340,874	$350,332	$(9,458)	(3)%
Straight-line revenue	(37,286)	(40,986)	(3,700)	(9)
Straight-line expense	6,293	8,118	(1,825)	(22)
Stock-based compensation expense	15,058	13,058	2,000	15
Non-cash portion of tax provision (benefit)	9,567	(2,635)	12,202	463
Non-real estate related depreciation, amortization and accretion	23,946	21,117	2,829	13
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7,127	2,254	4,873	216
Other expense (income) (1)	29,622	(46,294)	75,916	164
Other operating expenses (2)	9,309	5,458	3,851	71
Capital improvement capital expenditures	(18,724)	(16,189)	2,535	16
Corporate capital expenditures	(7,930)	(5,268)	2,662	51
Adjustments for unconsolidated affiliates and noncontrolling interest	(10,516)	6,338	16,854	266

AFFO	$367,340	$295,303	$72,037	24%

(1)	Primarily includes unrealized loss on foreign currency exchange rate fluctuations.
(2)	Primarily includes transaction related costs.

NAREIT FFO for the three months ended September 30, 2013 was $340.9 million as compared to NAREIT FFO of $350.3 million for the three months ended September 30, 2012. AFFO for the three months ended September 30, 2013 increased 24% to $367.3 million as compared to $295.3 million for the three months ended September 30, 2012. AFFO growth was primarily attributable to the increase in our operating profit, partially offset by an increase in cash paid for capital improvement and corporate capital expenditures.

Results of Operations

Nine Months Ended September 30, 2013 and 2012 (in thousands, except percentages)

Revenue

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$1,566,660	$1,440,824	$125,836	9%
International	796,547	622,982	173,565	28

Total rental and management	2,363,207	2,063,806	299,401	15
Network development services	56,231	43,780	12,451	28

Total revenues	$2,419,438	$2,107,586	$311,852	15%

Total revenues for the nine months ended September 30, 2013 increased 15% to $2,419.4 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 11,740 new sites that we have constructed or acquired since January 1, 2012.

Domestic rental and management segment revenue for the nine months ended September 30, 2013 increased 9% to $1,566.7 million, which was comprised of:

•

Revenue growth from legacy sites of approximately 7%, which includes approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by approximately 1% due to a tenant billing settlement and a lease termination settlement which totaled $15.6 million during the nine months ended September 30, 2012;

•

Revenue growth from new sites of approximately 3%, resulting from the construction or acquisition of approximately 1,220 new sites, as well as land interests under third-party sites since January 1, 2012; and

•	A decrease of less than 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the nine months ended September 30, 2013 increased 28% to $796.5 million, which was comprised of:

•	Revenue growth from new sites of approximately 22%, resulting from the construction or acquisition of approximately 10,520 new sites since January 1, 2012;

•	Revenue growth from legacy sites of approximately 12%, which includes approximately 11% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by approximately 1% for the reversal of revenue reserves during the nine months ended September 30, 2012; and

•

A decrease of approximately 6% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in BRL, approximately 2% related to fluctuations in ZAR and approximately 2% related to fluctuations in INR.

Network development services segment revenue for the nine months ended September 30, 2013 increased 28% to $56.2 million. The growth was primarily attributable to an increase in site acquisition, zoning and permitting services and structural engineering services as a result of an increase in tenant lease applications, which are primarily associated with certain tenants’ next generation technology network upgrade projects during the nine months ended September 30, 2013.

Gross Margin

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$1,284,387	$1,167,636	$116,751	10%
International	504,779	401,359	103,420	26

Total rental and management	1,789,166	1,568,995	220,171	14
Network development services	33,832	22,376	11,456	51%

Domestic rental and management segment gross margin for the nine months ended September 30, 2013 increased 10% to $1,284.4 million, which was comprised of:

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue, as described above; and

•

Gross margin growth from new sites of approximately 2%, resulting from the construction or acquisition of approximately 1,220 new sites, as well as land interests under third-party sites since January 1, 2012.

International rental and management segment gross margin for the nine months ended September 30, 2013 increased 26% to $504.8 million, which was comprised of:

•	Gross margin growth from new sites of approximately 23%, resulting from the construction or acquisition of approximately 10,520 new sites since January 1, 2012;

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue, as described above; and

•

A decrease of approximately 5% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in BRL, approximately 2% related to fluctuations in ZAR and approximately 1% related to fluctuations in INR.

Network development services segment gross margin for the nine months ended September 30, 2013 increased 51% to $33.8 million, primarily due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$71,664	$60,638	$11,026	18%
International	93,753	68,433	25,320	37

Total rental and management	165,417	129,071	36,346	28
Network development services	7,105	4,410	2,695	61
Other	126,215	104,410	21,805	21

Total selling, general, administrative and development expense	$298,737	$237,891	$60,846	26%

Total SG&A for the nine months ended September 30, 2013 increased 26% to $298.7 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the nine months ended September 30, 2013 increased 18% to $71.7 million. The increase was primarily driven by increasing personnel costs and professional fees to support our business.

International rental and management segment SG&A for the nine months ended September 30, 2013 increased 37% to $93.8 million. The increase was primarily driven by an increase in international rental and management segment SG&A due to our continued expansion in foreign markets, including operations in Uganda and Germany. In addition, during the nine months ended September 30, 2012, we reversed approximately $3.8 million of bad debt expense in Mexico for amounts previously reserved.

Network development services segment SG&A for the nine months ended September 30, 2013 increased 61% to $7.1 million. The increase was primarily attributable to increased costs associated with the growth in revenue. In addition, during the nine months ended September 30, 2012, we reversed $1.4 million of bad debt expense upon the receipt of tenant payments for amounts previously reserved.

Other SG&A for the nine months ended September 30, 2013 increased 21% to $126.2 million. The increase was primarily due to a $13.7 million increase in SG&A related stock-based compensation expense resulting primarily from $7.5 million of additional stock-based compensation expense recognized in connection with awards granted to retirement eligible employees. In addition, other SG&A increased $8.1 million, which included, among other things, an increase of $12.0 million in corporate expenses and legal expenses, partially offset by a $3.7 million non-recurring state tax item recorded during the nine months ended September 30, 2012.

Operating Profit

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$1,212,723	$1,106,998	$105,725	10%
International	411,026	332,926	78,100	23

Total rental and management	1,623,749	1,439,924	183,825	13
Network development services	26,727	17,966	8,761	49%

Domestic rental and management segment operating profit for the nine months ended September 30, 2013 increased 10% to $1,212.7 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (10%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (18%), as described above.

International rental and management segment operating profit for the nine months ended September 30, 2013 increased 23% to $411.0 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (26%), as described above, and was partially offset by an increase in our international rental and management segment SG&A (37%), as described above.

Network development services segment operating profit for the nine months ended September 30, 2013 increased 49% to $26.7 million. The growth was primarily attributable to the increase in network development services segment gross margin (51%), as described above, and was partially offset by an increase in our network development services segment SG&A (61%), as described above.

Depreciation, Amortization and Accretion

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Depreciation, amortization and accretion	$555,334	$465,788	$89,546	19%

Depreciation, amortization and accretion for the nine months ended September 30, 2013 increased 19% to $555.3 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 11,740 sites since January 1, 2012, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other operating expenses	$35,686	$35,150	$536	2%

Other operating expenses for the nine months ended September 30, 2013 increased 2% to $35.7 million primarily due to an increase of approximately $11.0 million in acquisition related costs. This increase was partially offset by a decrease of approximately $9.8 million in losses from the sale or disposal of assets and impairment charges, which included the impairment of one of our outdoor DAS networks upon the termination of a tenant lease during the nine months ended September 30, 2012.

Interest Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest expense	$318,916	$297,622	$21,294	7%

Interest expense for the nine months ended September 30, 2013 increased 7% to $318.9 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.7 billion, which was primarily used to fund our recent acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 5.45% to 4.77%.

Loss on Retirement of Long-term Obligations

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Loss on retirement of long-term obligations	$37,967	$398	$37,569	9,439%

During the nine months ended September 30, 2013, loss on retirement of long-term obligations increased to $38.0 million. We recorded a loss of $35.3 million as we repaid the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, we recorded a loss of $2.7 million related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

Other Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other expense	$148,991	$19,468	$129,523	665%

During the nine months ended September 30, 2013, other expense increased 665% to $149.0 million. The increase was primarily a result of an increase in unrealized foreign currency losses of $138.8 million. During the nine months ended September 30, 2013 and 2012, we recorded unrealized foreign currency losses of approximately $151.7 million and $12.8 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

Income Tax Provision

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax provision	$23,361	64,117	$(40,756)	(64)%
Effective tax rate	5.4%	11.9%

The income tax provision for the nine months ended September 30, 2013 decreased 64% to $23.4 million. The ETR for the nine months ended September 30, 2013 decreased to 5.4% from 11.9%. The higher ETR during the nine months ended September 30, 2012 was primarily attributable to a valuation allowance recorded on certain previously unreserved deferred tax assets.

The ETR on income from continuing operations for the nine months ended September 30, 2013 and 2012 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT effective as of January 1, 2012 and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$408,283	$475,872	$(67,589)	(14)%
Income from equity method investments	—	(25)	(25)	(100)
Income tax provision	23,361	64,117	(40,756)	(64)
Other expense	148,991	19,468	129,523	665
Loss on retirement of long-term obligations	37,967	398	37,569	9,439
Interest expense	318,916	297,622	21,294	7
Interest income	(5,468)	(6,253)	(785)	(13)
Other operating expenses	35,686	35,150	536	2
Depreciation, amortization and accretion	555,334	465,788	89,546	19
Stock-based compensation expense	53,155	39,654	13,501	34

Adjusted EBITDA	$1,576,225	$1,391,791	$184,434	13%

Net income for the nine months ended September 30, 2013 decreased 14% to $408.3 million. The decrease was primarily due to an increase in other expenses, which were primarily due to unrealized foreign currency losses, as well as an increase in depreciation, amortization and accretion expense and a loss on retirement of long-term obligations recorded during the nine months ended September 30, 2013. The decrease was partially offset by an increase in our rental and management segments’ operating profit, as described above, and a decrease in our income tax provision.

Adjusted EBITDA for the nine months ended September 30, 2013 increased 13% to $1,576.2 million. Adjusted EBITDA growth was primarily attributable to the increase in our rental and management segments’ gross margin, and was partially offset by an increase in SG&A.

Net Income/NAREIT FFO/AFFO

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$408,283	$475,872	$(67,589)	(14)%
Real estate related depreciation, amortization and accretion	485,328	407,970	77,358	19
Losses from sale or disposal of real estate and real estate related impairment charges	8,830	7,911	919	12
Adjustments for unconsolidated affiliates and noncontrolling interest	22,159	10,135	12,024	119

NAREIT FFO	$924,600	$901,888	$22,712	3%
Straight-line revenue	(105,968)	(118,545)	(12,577)	(11)
Straight-line expense	21,319	26,147	(4,828)	(18)
Stock-based compensation expense	53,155	39,654	13,501	34
Non-cash portion of tax provision	189	35,652	(35,463)	(99)
Non-real estate related depreciation, amortization and accretion	70,006	57,818	12,188	21
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	22,049	6,516	15,533	238
Other expense (1)	148,991	19,468	129,523	665
Loss on retirement of long-term obligations	37,967	398	37,569	9,439
Other operating expenses (2)	26,856	27,239	(383)	(1)
Capital improvement capital expenditures	(61,048)	(44,587)	16,461	37
Corporate capital expenditures	(24,605)	(14,194)	10,411	73
Adjustments for unconsolidated affiliates and noncontrolling interest	(22,159)	(10,135)	12,024	119

AFFO	$1,091,352	$927,319	$164,033	18%

(1)	Primarily includes unrealized loss on foreign currency exchange rate fluctuations.
(2)	Primarily includes transaction related costs.

NAREIT FFO for the nine months ended September 30, 2013 was $924.6 million as compared to NAREIT FFO of $901.9 million for the nine months ended September 30, 2012. AFFO for the nine months ended September 30, 2013 increased 18% to $1,091.4 million as compared to $927.3 million for the nine months ended September 30, 2012. AFFO growth was primarily attributable to the increase in our operating profit, partially offset by an increase in cash paid for capital improvement and corporate capital expenditures.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2013 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of September 30, 2013, we had approximately $5.2 billion of total liquidity, comprised of approximately $4.0 billion in cash and cash equivalents and the ability to borrow up to $1.2 billion, net of any outstanding letters of credit, under our $1.0 billion senior unsecured revolving credit facility entered into in January 2012 (the “2012 Credit Facility”), our $2.0 billion senior unsecured revolving credit facility entered into in June 2013 (the “2013 Credit Facility”) and our $1.0 billion senior unsecured revolving credit facility entered into in September 2013 (the “Short-Term Credit Facility”). In addition, in October 2013, we paid $3.3 billion to satisfy the cash portion of the purchase price for MIPT, which included borrowings of an aggregate of $2.8 billion under the 2012 Credit Facility and the 2013 Credit Facility. On October 29, 2013, we entered into a $1.5 billion unsecured term loan (the “2013 Term Loan”), and used the net proceeds and cash on hand to repay the 2012 Term Loan and $800 million under the 2012 Credit Facility. As a result, our total liquidity decreased by $2.6 billion in October 2013.

Summary cash flow information for the nine months ended September 30, 2013 and 2012 is set forth below (in thousands).

	Nine Months Ended September 30, 2013
	2013	2012
Net cash provided by (used for):
Operating activities	$1,144,443	$1,116,547
Investing activities	(958,638)	(1,174,266)
Financing activities	3,494,759	112,095
Net effect of changes in exchange rates on cash and cash equivalents	(8,829)	(2,255)

Net increase in cash and cash equivalents	$3,671,735	$52,121

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

As of September 30, 2013, we had total outstanding indebtedness of approximately $12.6 billion. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the next 12 months will be sufficient to fund our REIT distribution requirements, capital expenditures and debt service (interest and principal repayments) obligations for the next 12 months. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we believe we have sufficient borrowing capacity under our credit facilities to fund our activities. As of September 30, 2013, we had approximately $290.1 million of cash and cash equivalents held by our foreign subsidiaries, of which $84.8 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

As a REIT, we are subject to a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as not to be subject to the income or excise tax on undistributed REIT taxable income. During the nine months ended September 30, 2013, we declared aggregate distributions of $0.81 per share, or approximately $320.0 million. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be based upon various factors. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Dividends” for a discussion of these factors considered.

Cash Flows from Operating Activities

For the nine months ended September 30, 2013, cash provided by operating activities was $1,144.4 million, an increase of $27.9 million as compared to the nine months ended September 30, 2012. This increase was primarily due to an increase in the operating profit of our rental and management segments, partially offset by a decrease in the cash provided by working capital as compared to the nine months ended September 30, 2012 and an increase in restricted cash related to our securitization transaction entered into on March 15, 2013 (the “Securitization”).

Cash Flows from Investing Activities

For the nine months ended September 30, 2013, cash used for investing activities was $958.6 million, a decrease of $215.6 million as compared to the nine months ended September 30, 2012, which was primarily attributable to a decrease in acquisition-related activity during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, payments for purchases of property and equipment and construction activities totaled $448.2 million, including $210.9 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 1,341 communications sites and the installation of approximately 857 shared generators domestically, $54.5 million spent to acquire land under our towers that was subject to ground agreements (including leases), $85.6 million of capital expenditures related to capital improvements and corporate capital expenditures primarily attributable to information technology improvements and office build-outs, $75.1 million for the redevelopment of existing communications sites to accommodate new tenant equipment and $22.1 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments. During the nine months ended September 30, 2013, we spent $365.7 million to acquire approximately 1,589 communications sites in our served markets and for the payment of amounts previously recognized in accounts payable or accrued expenses in the condensed consolidated balance sheets for communications sites we acquired in Uganda and the United States during the year ended December 31, 2012. On October 1, 2013, we paid approximately $3.3 billion to satisfy the cash portion of the purchase price for MIPT. In addition, during the nine months ended September 30, 2013, we paid $120.0 million into escrow in connection with our agreement to acquire communications sites from NII Holdings, Inc.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our discretionary capital through our annual discretionary capital expenditure program, including land purchases and new site construction and acquisitions. We expect that our 2013 total capital expenditures will be between approximately $625 million and $675 million, including between $115 million and $125 million for capital improvements and corporate capital expenditures, $20 million for start-up capital projects, between $100 million and $110 million for the redevelopment of existing communications sites, between $85 million and $105 million for ground lease purchases and between $305 million and $315 million for other discretionary capital projects, including the construction of approximately 1,900 to 2,100 new communications sites.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013, cash provided by financing activities was $3,494.8 million, as compared to cash provided by financing activities of $112.1 million during the nine months ended September 30, 2012.

Cash provided by financing activities during the nine months ended September 30, 2013 is primarily due to (i) borrowings under the 2013 Credit Facility of $2,295.0 million, (ii) net proceeds of $1.78 billion from the offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A (collectively, the “Securities”), as described in more detail below, (iii) net proceeds from our registered offering of $750 million aggregate principal amount of our 3.40% senior unsecured notes due 2019 (the “3.40% Notes”) and $500 million aggregate principal amount of our 5.00% senior unsecured notes due 2024 (the “5.00% Notes”) of $1,238.7 million, (iv) borrowings under the 2012 Credit Facility of $1,212.0 million and (v) net proceeds from our registered offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (“3.50% Notes”) of $983.4 million.

The proceeds from these borrowings were partially offset by the repayment of (i) $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”) and accrued interest thereon plus prepayment consideration of $29.2 million, (ii) $1,241.0 million under the 2012 Credit Facility, (iii) $442.0 million under the 2013 Credit Facility and (iv) $265.0 million under the 2011 Credit Facility, which was terminated on June 28, 2013. In addition, we paid (i) distributions to our stockholders of $209.7 million, which consisted of a distribution of $209.5 million and payment of $0.2 million related to the accrued distributions upon the vesting of restricted stock units and (ii) $145.0 million for the repurchase of our common stock. On October 29, 2013, we repaid the 2012 Term Loan and $800 million under the 2012 Credit Facility with proceeds from the 2013 Term Loan and cash on hand.

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

The Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The Series 2013-1A Securities have an expected life of five years with a final repayment date in March 2043 and an interest rate of 1.551%. The Series 2013-2A Securities have an expected life of ten years with a final repayment date in March 2048 and an interest rate of 3.070%. The effective weighted average life and interest rate of the Securities is 8.6 years and 2.648%, respectively.

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

The Borrowers may prepay the Loan in whole or in part at any time, provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within 12 months of the anticipated repayment date for the Series 2013-1A Securities or 18 months of the anticipated repayment date for the 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities will be due in March 2043. The entire unpaid principal balance of the component of the Loan related to the Series 2013-2A Securities will be due in March 2048. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

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

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $120.9 million held in the reserve accounts as of September 30, 2013 is classified as Restricted cash on our accompanying condensed consolidated balance sheet.

3.50% Senior Notes Offering. On January 8, 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of the 3.50% Notes, which were issued at a price equal to 99.185% of their face value. The net proceeds from the offering were approximately $983.4 million, after deducting commissions and expenses. We used $265.0 million of the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and $718.4 million to repay a portion of the outstanding indebtedness incurred under the 2012 Credit Facility.

The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on July 31, 2013. We may redeem the 3.50% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. Interest on the notes began to accrue on January 8, 2013 and is computed on the basis of a 360-day year comprised of 12 30-day months.

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

3.40% Senior Notes and 5.00% Senior Notes Offering. On August 19, 2013, we completed a registered public offering of $750 million aggregate principal amount of the 3.40% Notes and $500 million aggregate principal amount of the 5.00% Notes. The net proceeds from the offering were approximately $1,238.7 million, after deducting commissions and estimated expenses. We used a portion of the proceeds to repay outstanding indebtedness under our 2013 Credit Facility.

The 3.40% Notes will mature on February 15, 2019 and bear interest at a rate of 3.40% per annum. The 5.00% Notes will mature on February 15, 2024 and bear interest at a rate of 5.00% per annum. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes will be payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes will accrue from August 19, 2013 and will be computed on the basis of a 360-day year comprised of 12 30-day months.

We may redeem the 3.40% Notes or the 5.00% Notes at any time at a redemption price equal to 100% of the principal amount, plus a make-whole premium, together with accrued interest to the redemption date. If we undergo a change of control and ratings decline, each as defined in the supplemental indenture, we may be required to repurchase all of the 3.40% Notes and the 5.00% Notes at a purchase price equal to 101% of the principal amount of the 3.40% Notes and the 5.00% Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 3.40% Notes and the 5.00% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

The supplemental indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, and our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture.

2011 Credit Facility. On June 28, 2013, we terminated the 2011 Credit Facility upon entering into the 2013 Credit Facility. During the nine months ended September 30, 2013, we recorded a loss on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $2.7 million, related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

The 2011 Credit Facility had a term of five years and a maturity date of April 8, 2016. The 2011 Credit Facility was terminated prior to maturity at our option without penalty or premium. The 2011 Credit Facility was undrawn at the time of termination.

2012 Credit Facility. As of September 30, 2013, we had $963.0 million outstanding under the 2012 Credit Facility, which we used to fund our acquisition of MIPT on October 1, 2013. We also had approximately $7.8 million of undrawn letters of credit. On October 29, 2013, we repaid $800 million under the 2012 Credit Facility with net proceeds from the 2013 Term Loan and cash on hand. We continue to maintain the ability to draw down and repay amounts under our 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The 2012 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that we incur on borrowings is 1.625%, which results in an interest rate of 1.81% as of September 30, 2013. The current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

On September 20, 2013, we entered into an amendment agreement with respect to the 2012 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014.

2013 Credit Facility. On June 28, 2013, we entered into the 2013 Credit Facility, which allowed us to borrow up to $1.5 billion, and includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing us to request additional commitments of up to $500.0 million, which we exercised on September 20, 2013. As a result, we may borrow up to $2.0 billion under the 2013 Credit Facility.

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

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR-based borrowings or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon our debt ratings. The current margin over LIBOR that we incur on borrowings is 1.250%, which results in an interest rate of 1.43% as of September 30, 2013. The current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

On September 20, 2013, we entered into an amendment agreement with respect to the 2013 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014 and (iii) added an additional expansion feature permitting the Company to request an increase of the commitments under the 2013 Credit Facility from time to time up to an aggregate additional $750.0 million, including in the form of a term loan, from any of the lenders or other eligible lenders that elect to make such increases available, upon the satisfaction of certain conditions.

As of September 30, 2013, we had $1,853.0 million outstanding under the 2013 Credit Facility, which was used to fund our acquisition of MIPT on October 1, 2013. We also had approximately $2.3 million of undrawn letters of credit. We continue to maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2012 Term Loan. On June 29, 2012, we entered into a $750.0 million unsecured term loan (“2012 Term Loan”). The 2012 Term Loan has a term of five years and matures on June 29, 2017. The interest rate under the 2012 Term Loan is LIBOR plus 1.750%, or 1.93% as of September 30, 2013. On October 29, 2013, we repaid the 2012 Term Loan with net proceeds from the 2013 Term Loan.

On September 20, 2013, we entered into an amendment agreement with respect to the 2012 Term Loan, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014.

Short-Term Credit Facility. On September 20, 2013, we entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”).

The Short-Term Credit Facility does not require amortization of payments and may be repaid prior to maturity in whole or in part at our option without penalty or premium. The unutilized portion of the commitments under the Short-Term Credit Facility may be irrevocably reduced or terminated by us in whole or in part without penalty. The Short-Term Credit Facility matures on September 19, 2014.

Amounts borrowed under the Short-Term Credit Facility will bear interest, at our option, at a margin above LIBOR or the defined base rate. For LIBOR based borrowings, interest rates will range from 1.125% to 2.000% above LIBOR. For base rate borrowings, interest rates will range from 0.125% to 1.000% above the defined base rate. In each case, the applicable margin is based upon our debt ratings. In addition, the loan agreement provides for a quarterly commitment fee on the undrawn portion of the Short-Term Credit Facility ranging from 0.125% to 0.400% per annum, based upon our debt ratings. Based on our debt rating, the current margin over LIBOR that we would incur (should we choose LIBOR) on borrowings is 1.250% and the current commitment fee on the undrawn portion is 0.150%.

The loan agreement contains certain reporting, information, financial and operating covenants and other restrictions (including with respect to our real estate investment trust status, indebtedness, guaranties, mergers and asset sales, liens, dividends, corporate existence and financial reporting obligations) with which we must comply. Any failure to comply with the financial and operating covenants would not only prevent us from being able to borrow additional funds, but would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of September 30, 2013, we had no amounts outstanding under the Short-Term Credit Facility. We maintain the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

Colombian Bridge Loans. In connection with the acquisition of communications sites from Colombia Movil S.A. E.S.P. pursuant to an agreement dated July 17, 2011, one of our Colombian subsidiaries entered into five Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount outstanding of 94.0 billion COP (approximately $49.1 million) and an interest rate of 7.99%. On August 6, 2013, one of our Colombian subsidiaries entered into an additional 14.0 billion COP bridge loan (approximately $7.3 million) with an interest rate of 7.95%. As of September 30, 2013, the aggregate principal amount outstanding under the bridge loans was 108.0 billion COP (approximately $56.4 million) which mature on December 22, 2013.

Indian Working Capital Facility. On April 29, 2013, one of our Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the INR equivalent of $10.0 million. Any advances made pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. As of September 30, 2013, ATC India had not drawn on the facility.

South African Facility. Our South African Facility was executed in November 2011 and generally matures on March 31, 2020. Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule. On September 30, 2013, our ability to draw on the South African Facility expired. During the nine months ended September 30, 2013, we borrowed an additional 116.3 million ZAR (approximately $11.6 million) to increase total borrowings under the South African Facility to 950.6 million ZAR (approximately $94.8 million) as of September 30, 2013.

2013 Term Loan. On October 29, 2013, we entered into the 2013 Term Loan, the net proceeds of which, together with cash on hand, were used to repay the 2012 Term Loan and $800 million of outstanding indebtedness under the 2012 Credit Facility.

The 2013 Term Loan matures on January 3, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Term Loan may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.125% to 2.250% above LIBOR for LIBOR based borrowings or between 0.125% to 1.250% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current interest rate under the 2013 Term Loan is LIBOR plus 1.25%.

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

GTP Securitization. In connection with the acquisition of MIPT, we assumed $1.49 billion of existing indebtedness under eleven separate classes of Secured Tower Revenue Notes (the “GTP Notes”) issued by certain subsidiaries of Global Tower Partners (the “GTP Issuers”) in several securitization transactions (collectively, the “GTP Securitization”). The following table sets forth certain terms of the GTP Notes.

GTP Notes	Issue Date	Principal Amount	Interest Rate	Anticipated Repayment Date	Final Maturity Date
Series 2010-1 Class C notes	February 17, 2010	$200,000,000	4.436%	February 15, 2015	February 15, 2040
Series 2010-1 Class F notes	February 17, 2010	$50,000,000	8.112%	February 15, 2015	February 15, 2040
Series 2011-1 Class C notes	March 11, 2011	$70,000,000	3.967%	June 15, 2016	June 15, 2041
Series 2011-2 Class C notes	July 7, 2011	$490,000,000	4.347%	June 15, 2016	June 15, 2041
Series 2011-2 Class F notes	July 7, 2011	$155,000,000	7.628%	June 15, 2016	June 15, 2041
Series 2012-1 Class A notes	February 28, 2012	$100,000,000	3.721%	March 15, 2017	March 15, 2042
Series 2012-2 Class A notes	February 28, 2012	$114,000,000	4.336%	March 15, 2019	March 15, 2042
Series 2012-2 Class B notes	February 28, 2012	$41,000,000	6.413%	March 15, 2019	March 15, 2042
Series 2012-2 Class C notes	February 28, 2012	$27,000,000	7.358%	March 15, 2019	March 15, 2042
Series 2013-1 Class C notes	April 24, 2013	$190,000,000	2.364%	May 15, 2018	May 15, 2043
Series 2013-1 Class F notes	April 24, 2013	$55,000,000	4.704%	May 15, 2018	May 15, 2043

The GTP Notes may be prepaid in whole or in part at any time beginning two years after the date of issuance, provided such payment is accompanied by applicable prepayment consideration. If the prepayment occurs within six months of the anticipated repayment date, with respect to the Series 2010-1 notes, or one year of the anticipated repayment date with respect to the other GTP Notes, no prepayment consideration is due.

The GTP Notes are secured by, among other things, liens on real property interests owned by subsidiaries of the GTP Issuers and other related assets, which, in the aggregate, represent substantially all of the domestic communications sites we acquired in our acquisition of MIPT (the “GTP Secured Towers”).

Amounts due under the GTP Notes will be paid from the cash flows generated by the GTP Secured Towers that secure the applicable series of GTP Notes. These funds in turn will be used to service the payment of interest on the applicable series of GTP Notes and for any other payments required by the indentures.

The indentures include operating covenants and other restrictions customary for note offerings subject to rated securitizations. Among other things, the GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary exceptions for ordinary course trade payables and permitted encumbrances (as defined in the indentures). The indentures also contain certain covenants that require the GTP Issuers to provide the trustee with regular financial reports, operating budgets and budgets for capital improvements not included in annual financial statements in accordance with GAAP, promptly notify the trustee of events of default and material breaches under the indentures and other agreements related to the GTP Secured Towers, and allow the trustee reasonable access to the GTP Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the indentures could prevent the GTP Issuers from taking certain actions with respect to the GTP Secured Towers and could prevent the GTP Issuers from distributing excess cash flow to us. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of outstanding principal of all GTP Notes of the applicable series, declare all such GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the GTP Secured Towers securing such series, in which case we could lose the towers and the revenue associated with the towers.

Under the indentures, the GTP Issuers are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service.

Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of our common stock (the “2011 Buyback”).

During the nine months ended September 30, 2013, we repurchased 1,938,021 shares of our common stock for an aggregate of $145.0 million, including commissions and fees, pursuant to the 2011 Buyback. As of September 30, 2013, we had repurchased a total of approximately 6.3 million shares of our common stock under the 2011 Buyback for an aggregate of $389.0 million, including commissions and fees. On September 6, 2013, we temporarily suspended repurchases following the signing of our agreement to acquire MIPT.

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

We expect to continue managing the pacing of the remaining $1.1 billion under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon the exercise of stock options granted under our equity incentive plans. For the nine months ended September 30, 2013, we received an aggregate of approximately $33.0 million in proceeds upon exercises of stock options.

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

During the nine months ended September 30, 2013, we declared an aggregate of $320.0 million in regular cash distributions to our stockholders, which included our third quarter distribution of approximately $110.5 million to stockholders of record at the close of business on September 23, 2013. For more details on the regular cash distributions paid to our stockholders during fiscal year 2013, see note 11 to our condensed consolidated financial statements included herein.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of September 30, 2013, we had accrued $1.6 million of distributions payable related to unvested restricted stock units. During the nine months ended September 30, 2013, we paid $0.2 million of distributions payable upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations, including borrowings under the 2012 Credit Facility, 2013 Credit Facility, Short-Term Credit Facility and 2012 Term Loan and the balance outstanding under our notes, the Securities and certain other debt, as of September 30, 2013 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (2)	1,300,000	March 15, 2023
2012 Credit Facility (3)	963,000	January 31, 2017
2013 Credit Facility	1,853,000	June 28, 2018
2012 Term Loan (3)	750,000	June 29, 2017
Short-Term Credit Facility	—	September 19, 2014
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (4)	205,874	April 15, 2017
4.625% senior notes	599,754	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
4.50% senior notes	999,493	January 15, 2018
3.40% senior notes	749,346	February 15, 2019
7.25% senior notes	296,626	May 15, 2019
5.05% senior notes	699,393	September 1, 2020
5.90% senior notes	499,399	November 1, 2021
4.70% senior notes	698,842	March 15, 2022
3.50% senior notes	992,347	January 31, 2023
5.00% senior notes	499,445	February 15, 2024
Ghana loan (5)	151,509	May 4, 2016
Uganda loan (6)	64,982	June 29, 2019
South African facility (7)	94,798	March 31, 2020
Colombian long-term credit facility (8)	70,509	November 30, 2020
Colombian bridge loans (9)	56,415	December 22, 2013
Colombian loan (10)	35,176	February 22, 2022
Indian Working Capital Facility	—
Other debt, including capital leases	65,900

Total (11)	$12,645,808

(1)	Anticipated repayment date; final legal maturity date is March 15, 2043.
(2)	Anticipated repayment date; final legal maturity date is March 15, 2048.
(3)	On October 29, 2013, we used the net proceeds from borrowings under the 2013 Term Loan and cash on hand to repay the 2012 Term Loan and $800 million under the 2012 Credit Facility.
(4)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”), and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(5)	Denominated in U.S. Dollars. As of September 30, 2013, the amount outstanding under the loan increased by $20.6 million as a result of capitalization of accrued interest pursuant to the terms of the loan agreement.
(6)	Denominated in U.S. Dollars. As of September 30, 2013, the amount outstanding under the loan increased by $4.0 million as a result of capitalization of accrued interest pursuant to the terms of the loan agreement.
(7)	Denominated in ZAR and amortizes through March 31, 2020.
(8)	Denominated in COP and amortizes through November 30, 2020.
(9)	Denominated in COP. The maturity dates for the Colombian bridge loans may be extended from time to time.
(10)	Denominated in U.S. Dollars.
(11)	In connection with our acquisition of MIPT on October 1, 2013, we assumed $1.49 billion of GTP Notes and $32.6 million of debt in Costa Rica.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $31.4 million as Other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2013. We also classified approximately $29.8 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2013.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2012, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. As discussed below, the loan agreements and indentures relating to the 2012 Credit Facility, 2013 Credit Facility, Short-Term Credit Facility, 2012 Term Loan and 2013 Term Loan, and to the Securitization and the GTP Securitization contain certain financial and operating covenants and other restrictions that could impact our liquidity. On October 29, 2013, we repaid the 2012 Term Loan and $800 million under the 2012 Credit Facility with proceeds from borrowings under the 2013 Term Loan. We believe that the foregoing debt agreements represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to the 2012 Credit Facility, the 2013 Credit Facility, the Short-Term Credit Facility, the 2012 Term Loan and the 2013 Term Loan. The loan agreements for the 2012 Credit Facility, the 2013 Credit Facility, Short-Term Credit Facility, the 2012 Term Loan and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and all of our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. Where we designate certain of our subsidiaries as unrestricted subsidiaries in accordance with the respective agreements, those subsidiaries are excluded for purposes of the covenant calculations. As of September 30, 2013, we were in compliance with each of these covenants. The calculations below do not take into account our acquisition of MIPT, which closed on October 1, 2013.

•

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.50 to 1.00. Based on our financial performance for the 12 months ended September 30, 2013, we could incur approximately $4.8 billion of additional indebtedness and still remain in compliance with this ratio (effectively, however, this ratio would be limited to $4.1 billion to remain in compliance with other covenants). In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $738.0 million and we would still remain in compliance with this ratio.

•

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2013, we could incur approximately $4.1 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.4 billion and we would still remain in compliance with this ratio.

•

Interest Coverage Ratio: This ratio requires that we maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended September 30, 2013, our interest expense, which was $412.3 million for that period, could increase by approximately $429.3 million and we would still remain in compliance with this ratio. In addition, if our interest expense and other expenses do not change materially from current levels, our revenues could decrease by approximately $1.1 billion and we would still remain in compliance with this ratio. Compliance with this ratio is not required under the 2013 Credit Facility, the Short-Term Credit Facility or the 2013 Term Loan unless our debt ratings fall below investment grade.

The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and operating covenants of the loan agreements for our credit facilities would not only prevent us from being able to borrow additional funds under these credit facilities, but would constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for these credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next 12 months will be sufficient to comply with these covenants.

Restrictions Under Loan Agreement Relating to the Securitization. The Loan Agreement related to the Securitization involves assets related to 5,195 broadcast and wireless communications towers owned by the Borrowers, through a private offering of $1.8 billion of the Securities. As of September 30, 2013, 5,195 broadcast and wireless communications towers are owned by the Borrowers.

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

Under the terms of the Loan Agreement, amounts due under the loan will be paid solely from the cash flows generated by the Secured Towers, which must be deposited, and thereafter distributed, solely pursuant to the terms of the Loan. The Borrowers are required to make monthly payments of interest on the Loan. On a monthly basis, after payment of all required amounts under the Loan Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, which can then be distributed to, and used by, us. Since the inception of the Loan in March 2013 through September 30, 2013, the Borrowers distributed excess cash to us of approximately $309.7 million.

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

As of September 30, 2013, the Borrowers’ DSCR was 9.22x. Based on the Borrowers’ net cash flow for the calendar quarter ended September 30, 2013 and the amount of interest, servicing fees and trustee fees payable over the succeeding 12 months on the Loan, the Borrowers could endure a reduction of approximately $380.6 million in net cash flow before triggering the Cash Trap DSCR, and approximately $387.8 million in net cash flow before triggering the Minimum DSCR.

Restrictions Under the Indentures Relating to the GTP Securitization. The indentures governing the GTP Notes include certain financial ratios and operating covenants and other restrictions customary for note offerings subject to rated securitizations. Among other things, the GTP Issuers must maintain specified reserve accounts to be used to make required payments under the GTP Notes. Furthermore, the GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary exceptions for ordinary course trade payables and permitted encumbrances (as defined in the indentures). The indentures also contain certain covenants that require the GTP Issuers to provide the trustee with regular financial reports, operating budgets and budgets for capital improvements not included in annual financial statements in accordance with GAAP, promptly notify the trustee of events of default and material breaches under the indentures and other agreements related to the GTP Secured Towers, and allow the trustee reasonable access to the GTP Secured Towers, including the right to conduct site investigations.

Under the terms of the indentures, amounts due under the GTP Notes will be paid from the cash flows generated by the GTP Secured Towers, which must be deposited, and thereafter distributed, solely pursuant to the terms of the indentures. The GTP Issuers are required to make monthly payments of interest on the GTP Notes. On a monthly basis, after payment of all required amounts under the indentures, the excess cash flows generated from the operation of the GTP Secured Towers are released to the GTP Issuers, which can then be distributed to, and used by, us.

In order to distribute this excess cash flow to us, the GTP Issuers must maintain a specified ratio with respect to their DSCR, calculated as the ratio of the net cash flow (as defined in the applicable indentures) to the amount of interest required to be paid over the succeeding 12 months on the principal balance of the GTP

Notes that will be outstanding on the payment date following such date of determination, plus the amount of the payable trustee and servicing fees. If the DSCR as of the end of any calendar quarter with respect to the Series 2010-1 notes, Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, and as of the end of any calendar month with respect to the Series 2012-1 notes and Series 2012-2 notes, were equal to or below the 1.30 to 1.0 (“GTP Cash Trap DSCR”), and the DSCR continues to be below the GTP Cash Trap DSCR for two consecutive calendar quarters with respect to the Series 2010-1 notes, Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, and for two consecutive calendar months with respect to the Series 2012-1 notes and Series 2012-2 notes, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required with respect to such series of GTP Notes under the indentures, will be deposited into reserve accounts instead of being released to the GTP Issuers. The funds in the reserve accounts will not be released to the GTP Issuers for distribution to us unless the DSCR with respect to such series of GTP Notes exceeds the GTP Cash Trap DSCR for two consecutive calendar quarters with respect to the Series 2010-1 notes, Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, and for two consecutive calendar months with respect to the Series 2012-1 notes and Series 2012-2 notes.

Additionally, while the anticipated repayment date is not until February 2015 for the Series 2010-1 notes, June 2016 for the Series 2011-1 notes and Series 2011-2 notes, March 2017 for the Series 2012-1 notes, March 2019 for the Series 2012-2 notes and May 2018 for the Series 2013-1 notes, excess cash flow would be applied during an “amortization period,” which commences as of the end of any calendar quarter with respect to the Series 2010-1 notes, Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, and as of the end of any calendar month with respect to the Series 2012-1 notes and Series 2012-2 notes, if the DSCR of such series is less than 1.15 to 1.0 (the “GTP Minimum DSCR”). The “amortization period” will continue to exist until the end of any calendar quarter or, with respect to the Series 2012-1 notes and Series 2012-2 notes, until the end of any calendar month, for which the DSCR of such series exceeds the GTP Minimum DSCR for two consecutive calendar quarters or, with respect to the Series 2012-1 notes and Series 2012-2 notes, for two consecutive calendar months.

If on the anticipated repayment date, the outstanding principal amount with respect to any series of GTP Notes has not been paid in full, the “amortization period” will continue until such series of GTP Notes are repaid in full.

In such a case, all excess cash flow and any amounts then in the reserve account because the GTP Cash Trap DSCR was not met would be applied to pay principal of the applicable series of GTP Notes on each monthly payment date until the DSCR exceeded the GTP Minimum DSCR for two consecutive calendar quarters with respect to the Series 2010-1 notes, Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, or two consecutive calendar months with respect to the Series 2012-1 notes and Series 2012-2 notes, and so would not be available for distribution to us.

Furthermore, additional interest will begin to accrue with respect to any GTP Note from and after the anticipated repayment date at a per annum rate equal to the greater of (i) 5% per annum and the amount by which the sum of (A) the yield to maturity, on the anticipated repayment date of the United States treasury security having a term closest to ten years plus (B) 5% plus (C) the applicable “post-ARD note spread,” as set forth in the applicable indenture for each series of GTP Notes.

Consequently, a failure to meet the noted DSCR tests could prevent the GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our discretionary expenditures, including tower construction and acquisitions, meet REIT distribution requirements and fund our stock repurchase program. In addition, upon occurrence and during an event of default, the trustee may declare all such GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of the GTP Notes, or demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the GTP Secured Towers securing such series, in which case we could lose the towers and the revenue associated with the towers.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In July 2013, the FASB issued guidance that permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and LIBOR. The guidance also removed the restriction on using different benchmark rates for similar hedges. These amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on our financial statements.

In July 2013, the FASB issued guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables provide information as of September 30, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the tables present notional principal amounts and weighted-average interest rates by contractual maturity dates.

As of September 30, 2013

Principal Payments and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Long-Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$60,830	$2,624	$602,226	$153,763	$568,825	$7,466,733	$8,855,001	$8,937,663
Average Interest Rate (a)	7.88%	7.01%	4.64%	8.99%	6.81%	4.21%
Variable Rate Debt (a)	$2,370	$6,440	$13,722	$25,039	$1,741,345	$2,007,373	$3,796,289	$3,800,902

Aggregate Notional Amounts Associated with Interest Rate Swaps in Place

As of September 30, 2013 and Interest Rate Detail by Contractual Maturity Dates

(In thousands, except percentages)

Interest Rate SWAPS	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Notional Amount	$559	$3,233	$7,256	$14,556	$16,507	$54,914	$97,025	$1,589
Fixed Rate Debt Rate (b)							11.08%

(a)

As of September 30, 2013, variable rate debt included our 2012 Credit Facility ($963.0 million), which matures on January 31, 2017, our 2012 Term Loan ($750.0 million), which matures on June 29, 2017 and our 2013 Credit Facility ($1,853.0 million), which matures on June 28, 2018. Variable rate debt also includes $94.8 million of indebtedness outstanding under the South African facility, which amortizes through March 31, 2020, $65.0 million of indebtedness under the Uganda loan, which matures on June 29, 2019 and $70.5 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020. As of September 30, 2013, fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); Unison Notes, acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of September 30, 2013 was $205.9 million); the 3.40% senior notes due 2019 ($750.0 million principal amount due at maturity, the balance as of September 30, 2013 was $749.3 million); the 5.00% senior notes due 2024 ($500.0 million principal amount due at maturity, the balance as of September 30, 2013 was $499.4 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of September 30, 2013 was $296.6 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of September 30, 2013 was $599.8 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of September 30, 2013 was $699.4 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of September 30, 2013 was $999.5 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of September 30, 2013 was $499.4 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of September 30, 2013 was $698.8 million); the 3.50% Notes due 2023 ($1.0 billion principal amount due at maturity, the balance as of September 30, 2013 was $992.3 million); and other debt of $309.0 million (including the Colombian bridge loans, Colombian loan and Ghana loan and other debt including capital leases). Interest on the 2012 Credit Facility, the 2013 Credit Facility and the 2012 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The weighted average interest rate in effect at September 30, 2013 for the 2012 Credit Facility, 2013 Credit Facility and the 2012 Term Loan was 1.64%. For the nine months ended September 30, 2013, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility, the 2013 Credit Facility and the 2012 Term Loan was 1.95%. Interest on the South African facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at September 30, 2013, after giving effect to our interest rate swap agreements in South Africa, was 9.79%. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda Loan accrued interest at 5.98% at September 30, 2013. Interest on the Colombian long-term credit facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at September 30, 2013, after giving effect to our interest rate swap agreements in Colombia, was 10.13%.
(b)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

As of September 30, 2013, we held 13 interest rate swap agreements, all of which have been designated as cash flow hedges, and which had an aggregate notional amount of $97.0 million, interest rates ranging from 5.78% to 7.83% and expiration dates through November 30, 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2013, was comprised of $963.0 million under the 2012 Credit Facility, $1,853.0 million under the 2013 Credit Facility, $750.0 million under the 2012 Term Loan, $65.0 million under the Uganda loan, $50.7 million under the South African facility after giving effect to our interest rate swap agreements in South Africa and $17.6 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreements in Colombia. A 10% increase in current interest rates would result in an additional $5.1 million of interest expense for the nine months ended September 30, 2013.

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

For the nine months ended September 30, 2013, approximately 33% of our revenues and approximately 44% of our total operating expenses were denominated in foreign currencies, as compared to 30% and 38%, respectively, during the same period in 2012.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2013. As of September 30, 2013, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of September 30, 2013, we have incurred a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $233.6 million of unrealized gains or losses that would be included in Other (expense) income in our condensed consolidated statements of operations for the nine months ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. Since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, there have been no material developments with regard to any material legal proceedings to which we are a party.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the nine months ended September 30, 2013, approximately 33% of our consolidated revenue was generated by our international operations, compared to 30% for the nine months ended September 30, 2012. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

•

uncertain rulings or results from legal or judicial systems, including inconsistencies among and within laws, regulations and decrees, and judicial application thereof, which may be enforced retroactively, and delays in the judicial process.

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

As of September 30, 2013, we had approximately $12.6 billion of consolidated debt and the ability to borrow additional amounts of approximately $1.2 billion under our credit facilities. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

We may fail to realize the growth prospects and cost savings anticipated as a result of our acquisition of MIPT.

The success of the acquisition of MIPT will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our business with those of MIPT. We may never realize these business opportunities and growth prospects, or we may encounter unanticipated accounting, internal control, regulatory or compliance problems. Integrating operations will be complex and will require significant efforts and expenditures. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities. If any of these factors limit our ability to integrate the businesses successfully or on a timely basis, the expectations of future results of operations following the acquisition of MIPT might not be met.

In addition, we and MIPT have operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of the acquisition and could harm our financial performance. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all.

We will incur significant transaction and acquisition-related integration costs in connection with the acquisition of MIPT.

We are currently implementing a plan to integrate the operations of MIPT. Although we anticipate achieving significant synergies in connection with the acquisition of MIPT, we also expect to incur costs to implement such cost savings measures. We anticipate that we will incur certain non-recurring charges in connection with this integration, including severance and charges associated with integrating process and systems. We currently cannot identify the timing, nature and amount of all such charges. Further, we currently expect to incur significant transaction costs that will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. In that regard, because MIPT is a private company, we may be required to implement or improve MIPT’s internal controls, procedures and policies to meet standards applicable to public companies, which may be time-consuming and more expensive than anticipated.

A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.

A substantial portion of our total operating revenues is derived from a small number of tenants. For the nine months ended September 30, 2013, four tenants accounted for approximately 83% of our domestic rental and management segment revenue; and five tenants accounted for approximately 55% of our international rental and management segment revenue. If any of these tenants are unwilling or unable to perform their obligations under our agreements with them, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenues or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under a tower, which can affect our ability to access and operate a tower site. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of September 30, 2013 are located on land we lease pursuant to operating leases. Approximately 78% of the ground leases for these sites have a final expiration date of 2022 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

In addition, there is increasing competition for tower assets, which could make the acquisition of high quality towers significantly more costly. Combined with the competitive pricing pressure on tenant leases, the higher prices for towers could make it more difficult to achieve our return on investment for newer towers. Increasing competition for either tenants or tower assets could materially and adversely affect our business, results of operations or financial condition.

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

If we fail to remain qualified as a REIT, we would be subject to tax at corporate income tax rates, which would substantially reduce funds otherwise available.

Effective for the taxable year beginning January 1, 2012, we began operating as a REIT for federal income tax purposes. If we fail to remain qualified as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply. We cannot guarantee that we will continue to remain qualified, including if our Board of Directors determines it is no longer in our interests to be a REIT.

Qualification as a REIT requires application of certain highly technical and complex provisions of the Code, which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of the relevant provisions of the Code.

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

Restrictive covenants in the Loan Agreement related to our Securitization and indentures related to the GTP Securitization, the loan agreements for our credit facilities and the indentures governing our debt securities could materially and adversely affect our business by limiting flexibility.

The Loan Agreement related to our Securitization and indentures related to the GTP Securitization includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the Loan Agreement are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the Loan Agreement or indentures could prevent the borrowers from taking certain actions with respect to the Secured Towers or the GTP Secured Towers and could prevent the borrowers from distributing any excess cash from the operation of such towers to us. If the borrowers were to default on the Loan, the servicer on the loan could seek to foreclose upon or otherwise convert the ownership of the Secured Towers or the GTP Secured Towers, in which case we could lose such towers and the excess cash flow associated with such towers.

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

Issuer Purchases of Equity Securities

During the three months ended September 30, 2013, we repurchased a total of 986,137 shares of our common stock for an aggregate of $70.4 million, including commissions and fees, pursuant to our publicly announced stock repurchase program, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
July 2013	391,205	$73.42	391,205	$1,152.7
August 2013	444,685	70.12	444,685	1,121.5
September 2013	150,247	69.68	150,247	1,111.0

Total Third Quarter	986,137	$71.36	986,137	$1,111.0

(1)	Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.
(2)	Average price paid per share is calculated using the aggregate price, excluding commissions and fees.

On September 6, 2013, we temporarily suspended repurchases following the signing of our agreement to acquire MIPT. We continue to manage the pacing of the remaining $1.1 billion under the 2011 Buyback in response to general market conditions and other relevant factors.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 30, 2013	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Securities Purchase and Merger Agreement, dated as of September 6, 2013, among American Tower Investments LLC, as buyer, LMIF Pylon Guernsey Limited, Macquarie Specialised Asset Management Limited, solely in its capacity as responsible entity of Macquarie Global Infrastructure Fund IIIA, Macquarie Specialised Asset Management 2 Limited, solely in its capacity as responsible entity of Macquarie Global Infrastructure Fund IIIB, Macquarie Infrastructure Partners II U.S., L.P., Macquarie Infrastructure Partners II International, L.P., Macquarie Infrastructure Partners Canada, L.P., Macquarie Infrastructure Partners A, L.P., Macquarie Infrastructure Partners International, L.P., Stichting Depositary PGGM Infrastructure Funds, as sellers, Macquarie GTP Investments LLC, GTP Investments LLC, Macquarie Infrastructure Partners Inc., and the other parties thereto.

10.2	First Amendment to the Securities Purchase and Merger Agreement, dated September 20, 2013 to the Securities Purchase and Merger Agreement dated September 6, 2013.

10.3	Second Amendment to the Securities Purchase and Merger Agreement, dated September 26, 2013 to the Securities Purchase and Merger Agreement dated September 6, 2013

10.4

Loan Agreement, dated as of September 20, 2013, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, The Royal Bank of Scotland plc and TD Securities (USA) LLC, as syndication agents, Citibank, N.A., as documentation agent and J.P. Morgan Securities LLC, RBS Securities Inc. and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and the several other lenders that are parties thereto.

10.5

First Amendment to Term Loan Agreement, dated September 20, 2013 among the Company, as borrower, the Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under Company’s term loan agreement related to its $750 million term loan, entered into on June 29, 2012

10.6

First Amendment to Loan Agreement, dated September 20, 2013 among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on January 31, 2012.

10.7

First Amendment to Loan Agreement, dated September 20, 2013 among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013.

10.8

Term Loan Agreement, dated October 29, 2013, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, Royal Bank of Canada and TD Securities (USA) LLC, as co-syndication agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Citibank, N.A, Morgan Stanley MUFG Loan Partners, LLC and CoBank, ACB as co-documentation agents, RBS Securities Inc., RBC Capital Markets, LLC, TD Securities (USA) LLC, J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and the several other lenders that are parties thereto.

10.9

Amended and Restated Indenture, dated May 25, 2007, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC and GTP Acquisition Partners III, LLC, as obligors, and The Bank of New York, as indenture trustee.

10.10

Third Amended and Restated Indenture, dated February 17, 2010, by and between GTP Towers Issuer, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers III, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, West Coast PCS Structures, LLC and PCS Structures Towers, LLC, as obligors, and The Bank of New York Mellon, as trustee.

Ex-1

Exhibit No.	Description

10.11	Series 2010-1 Indenture Supplement, dated February 17, 2010 to the Third Amended and Restated Indenture dated February 17, 2010.

10.12	Series 2011-1 Indenture Supplement, dated March 11, 2011, to the Amended and Restated Indenture, dated May 25, 2007.

10.13

Second Amended and Restated Indenture, dated July 7, 2011, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC and GTP Acquisition Partners III, LLC, as obligors, and The Bank of New York Mellon, as indenture trustee.

10.14	Series 2011-2 Indenture Supplement, dated July 7, 2011 to the Second Amended and Restated Indenture, dated July 7, 2011.

10.15

Amended and Restated Indenture, dated February 28, 2012, by and between GTP Cellular Sites, LLC, Cell Tower Lease Acquisition LLC, GLP Cell Site I, LLC, GLP Cell Site II, LLC, GLP Cell Site III, LLC, GLP Cell Site IV, LLC, GLP Cell Site A, LLC, Cell Site NewCo II, LLC, as obligors, and Deutsche Bank Trust Company Americas, as indenture trustee.

10.16	Series 2012-1 and Series 2012-2 Indenture Supplement, dated February 28, 2012 to the Amended and Restated Indenture dated February 28, 2012.

10.17	Series 2013-1 Indenture Supplement, dated April 24, 2013 to the Second Amended and Restated Indenture dated July 7, 2011.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-2