Form 10-K
period 2013-12-31
AMERICAN TOWER CORP /MA/
filed 2014-02-26
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $28.7 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 14, 2014, there were 395,017,519 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2013

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future prospects of growth in the communications site leasing industry, the effects of consolidation among companies in our industry and among our tenants and other competitive pressures, changes in zoning, tax and other laws and regulations, economic, political and other events, particularly those relating to our international operations, our substantial leverage and debt service obligations, our future financing transactions, our plans to fund our future liquidity needs, the level of future expenditures by companies in this industry and other trends in this industry, our ability to maintain or increase our market share, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (“REIT”), the amount and timing of any future distributions including those we are required to make as a REIT, our future capital expenditure levels, our ability to protect our rights to the land under our towers, natural disasters and similar events and our future purchases under our stock repurchase program. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

ii

You should keep in mind that any forward-looking statement we make in this Annual Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Annual Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty and do not intend to update or revise the forward-looking statements we make in this Annual Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement we make in this Annual Report or elsewhere might not occur. References in this Annual Report to “we,” “our” and the “Company” refer to American Tower Corporation and its predecessor, as applicable, individually and collectively with its subsidiaries as the context requires.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2013. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. Since January 1, 2012, we have been organized and have qualified as a REIT for federal income tax purposes.

Our communications real estate portfolio of 67,418 communications sites, as of December 31, 2013, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of December 31, 2013, 27,739 towers domestically and 39,330 towers internationally. Our portfolio also includes 349 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements and hold property interests that we lease to communications service providers and third-party tower operators.

American Tower Corporation was originally created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. In October 2013, we significantly expanded our portfolio through our acquisition of MIP Tower Holdings LLC (“MIPT”), a private REIT and parent company to Global Tower Partners (“GTP”), an owner and operator of approximately 5,370 communications sites, through its various operating subsidiaries, in the United States, Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators. We believe the acquisition provides us with key strategic and financial advantages, due to the high quality of the assets, which are in locations complementary to our portfolio. For more information on our acquisition of MIPT, see note 6 to our consolidated financial statements included in this Annual Report.

We are a holding company and conduct our operations through our directly and indirectly owned subsidiaries and joint ventures. Our principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. We conduct our international operations through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international holding and operating subsidiaries and joint ventures. Our international operations consist of our operations in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Panama, Peru, South Africa and Uganda.

Our continuing operations are reported in three segments: domestic rental and management, international rental and management and network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 21 to our consolidated financial statements included in this Annual Report.

We hold and operate certain of our assets through one or more taxable REIT subsidiaries (“TRSs”). The non-REIT qualified businesses that we hold through TRSs include most of our network development services segment. In addition, we have included most of our international operations and managed networks business within our TRSs.

We may, from time to time, change the election of previously designated TRSs to be treated as qualified REIT subsidiaries or other disregarded entities (“QRSs”), and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs. We changed the previous TRS election for certain of our Mexican subsidiaries to be treated as QRSs as of March 1, 2013. In addition, we restructured certain of our domestic TRSs to be treated as QRSs as of January 1, 2014.

Products and Services

Rental and Management Operations

Our rental and management operations accounted for approximately 98%, 97% and 98% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Our tenants lease space on our communications site real estate, where they install and maintain their individual communications network equipment. Our revenue is primarily generated from tenant leases. The annual rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount and type of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our tenant leases are typically non-cancellable and have annual rent escalations. Our primary costs typically include ground rent (which is primarily fixed, with annual cost escalations), property taxes and repairs and maintenance. Our rental and management operations have generated consistent incremental growth in revenue and have low cash flow volatility due to the following characteristics:

•

Consistent demand for our sites. As a result of wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites. We believe that our global asset base, including the assets acquired as part of our acquisition of MIPT, which are predominately located in key markets and have minimal overlap with our preexisting sites, positions us well to benefit from the increasing demand of global wireless services. We have the ability to add new tenants and new equipment for existing tenants on our sites, which typically results in incremental revenue. Our legacy site portfolio and our established tenant base provide us with a solid platform for new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.

•

Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable five to ten year term with multiple five-year renewal terms, and lease payments that typically increase based on a fixed escalation (approximately 3.0%-3.5% per year in the United States) or an inflationary index in our international markets. Based upon foreign currency exchange rates and tenant leases in place as of December 31, 2013, we had approximately $23 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting.

•

High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Churn has been approximately 1%-2% of total rental and management revenue per year. We define churn as revenue lost when a tenant cancels or does not renew its lease, and in limited circumstances, such as a tenant bankruptcy, reductions in lease rates on existing leases. We derive our churn rate for a given year by dividing our revenue lost on this basis by our comparable year ago period rental and management segment revenue.

•

High operating margins. Incremental operating costs associated with adding new tenants to an existing communications site are relatively minimal. Therefore, as tenants are added, the substantial majority of incremental revenue flows through to operating profit. In addition, in many of our international markets certain expenses, such as ground rent or fuel costs, are passed through to our tenants.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.

Our domestic rental and management segment is comprised of our nationwide network of communications sites that enable us to address the needs of national, regional, local and emerging communications service providers in the United States, as well as customers in a number of other industries. Our domestic rental and management segment also includes property interests that we lease to communications service providers and third-party tower operators. Our domestic rental and management segment accounted for approximately 65%, 67% and 72% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Our international rental and management segment, which is comprised of communications sites in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Panama, Peru, South Africa and Uganda, provides a source of growth and diversification, including exposure to markets in various stages of wireless network development. Our international rental and management segment accounted for approximately 33%, 30% and 26% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

Our rental and management operations include the operation of wireless and broadcast communications towers and managed networks, rooftop management, the leasing of property interests and the provision of backup power through shared generators domestically.

Communications Towers. Approximately 96%, 96% and 98% of revenue in our rental and management segments was attributable to our communications towers for the years ended December 31, 2013, 2012 and 2011, respectively.

We lease real estate on our communications towers to tenants providing a diverse range of communications services, including personal communications services, cellular voice and data, broadcasting, enhanced specialized mobile radio and fixed microwave. Our top domestic and international tenants by revenue are as follows:

•

Domestic: AT&T Mobility, Sprint Nextel, Verizon Wireless and T-Mobile USA accounted for an aggregate of approximately 83% of domestic rental and management segment revenue for the year ended December 31, 2013.

•

International: Telefónica (in Brazil, Chile, Colombia, Costa Rica, Germany, Mexico, Panama and Peru), MTN Group Limited (in Ghana, South Africa and Uganda), Nextel International (in Brazil, Chile and Mexico), Grupo Iusacell, S.A. de C.V. (in Mexico) and Vodafone (in Germany, Ghana, India and South Africa), accounted for an aggregate of approximately 55% of international rental and management segment revenue for the year ended December 31, 2013.

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

Managed Networks, Property Interests and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and/or lease property interests under carrier or other third-party communications sites and provide back-up power sources to tenants at our sites.

•

Managed Networks. We own and operate 349 DAS networks primarily in malls and casinos in the United States, Brazil, Chile, Ghana, India and Mexico. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants, and currently operate such networks in the United States. Typically, we design, build and operate our DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites. We are also currently evaluating other complementary network strategies, such as small cell deployments. In addition, we provide management services to property owners in the United States and certain international markets who own rooftops capable of hosting wireless communications equipment. We obtain rights to manage a rooftop by entering into a contract with a property owner pursuant to which we receive a percentage of occupancy or license fees paid to that property owner by the wireless carriers and other tenants. As the demand for advanced wireless devices in urban markets evolves, we continue to evaluate infrastructure that may support our tenants’ networks in these areas.

•

Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•	Shared Generators. We contract with certain of our tenants for the right to use shared backup power generators at a number of our sites in the United States.

Network Development Services

Through our network development services segment, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. This segment accounted for approximately 2%, 3% and 2% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Strategy

Operational Strategy

Our operational strategy is to capitalize on the global growth in the use of wireless communications services and the evolution of advanced wireless handsets, tablets and other mobile devices, and the corresponding expansion of communications infrastructure required to deploy current and future generations of wireless communications technologies. To achieve this, our primary focus is to (i) increase the leasing of our existing communications real estate portfolio, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve upon our operational performance and (iv) maintain a strong balance sheet. We believe these efforts will further support and enhance our ability to capitalize on the growth in demand for wireless infrastructure.

•

Increase the leasing of our existing communications real estate portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in the United States and in our international markets has resulted in significant capital spending by major wireless carriers. As a result, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and have capacity available for additional tenants. In the United States, incremental carrier capital spending is being driven primarily by the build-out of fourth generation (4G) networks, while our international markets are in various stages of network development. As of December 31, 2013, we had a global average of approximately 1.9 tenants per tower. We believe that many of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•

Invest in and selectively grow our communications real estate portfolio. We seek opportunities to invest in and grow our operations through our capital programs and acquisitions, such as our acquisition of MIPT. We believe we can achieve attractive risk adjusted returns by pursuing such investments. This includes pursuing opportunities to invest in new site construction and acquisitions in our domestic market and in select international markets that we believe have a competitive wireless industry, are attractive from a macroeconomic standpoint and have wireless carriers that are actively deploying wireless networks. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases.

•

Further improve upon our operational performance. We will continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve our efficiencies and provide superior service to our customers. To achieve this, we intend to continue to focus on customer service, such as reducing cycle times for key functions, including lease processing and tower structural analysis. In addition, our acquisition of MIPT provided us with an opportunity to adopt best practices in an effort to further improve the efficiency of our operational performance.

•

Maintain a strong balance sheet. We remain committed to our disciplined financial policies, which are the foundation of our balance sheet management. We believe that these policies result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade ratings. Our acquisition of MIPT resulted in an increase in our total debt and, as a result, we ended 2013 with our net leverage outside of our long-term target range. We remain committed to reducing our net leverage through a combination of debt repayment and our continued growth. We continue to focus on maintaining a strong liquidity position and, as of December 31, 2013, had approximately $2.3 billion of available liquidity. We believe that our investment grade ratings provide us consistent access to the capital markets and our liquidity provides us the ability to selectively invest in our portfolio.

Capital Allocation Strategy

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our REIT status we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt to reduce our net leverage to be within our long-term target range. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction and acquisitions. In addition, we intend to return our remaining excess capital, if any, to stockholders through our stock repurchase program or by declaring special distributions from time to time. During 2013, we generated $1.6 billion of cash from operating activities, which along with incremental debt, was used to fund nearly $5.2 billion of investments, including $4.5 billion of acquisitions and $724.5 million of capital expenditures. In addition, in 2013, we repurchased $145.0 million, including commissions and fees, of our common stock and paid regular cash distributions in the aggregate of approximately $434.7 million to our stockholders.

•

Capital expenditure program. We will continue to invest in and expand our existing communications real estate portfolio through our annual capital expenditure program. This includes capital expenditures associated with maintenance, increasing the capacity of our existing sites and projects such as new site construction, land interest acquisitions and shared generator installations.

•

Acquisitions. We will seek to pursue acquisitions of communications sites in our existing or new markets where we can meet our risk adjusted return on investment criteria. Our risk adjusted hurdle rates consider additional risks such as country risk, counter-party risk and product line risk.

•

Return excess capital to stockholders. If we have sufficient capital available to (i) satisfy our REIT distribution requirements, (ii) fund our capital expenditures, (iii) repay debt to reduce our net leverage ratio toward our targeted range and (iv) fund anticipated future investments, including acquisition opportunities, we will seek to return any excess capital to stockholders. We typically have utilized a stock repurchase program to facilitate this return.

International Growth Strategy

We believe that, in certain international markets, we can create substantial value by either establishing a new, or expanding our existing, independent wireless real estate leasing business. Therefore, we expect we will continue to seek international growth opportunities, where we believe our risk adjusted return objectives can be achieved. We strive to maintain a diversified approach to our international growth strategy by complementing our presence in emerging markets with operations in more developed and established markets, which enables us to leverage multiple stages of wireless network development throughout our global footprint. Our international growth strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses:

•

Country analysis. Prior to entering a new market, we review the country’s historical and projected macroeconomic fundamentals and the general business, political and legal environments, including property rights and regulatory regime.

•

Wireless industry analysis. To ensure sufficient demand to support an independent tower company, we analyze the competitiveness of the country’s wireless market and the stage of its wireless network development. Characteristics that result in an attractive investment opportunity include a country that has multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks, as well as deploying incremental spectrum from auctions that have occurred or are anticipated to occur.

•

Opportunity and counterparty analysis. Once an investment opportunity is identified within a geographic area with a competitive wireless industry, we conduct a multifaceted opportunity and counterparty analysis. This includes evaluating (i) the type of transaction, (ii) its ability to meet our risk adjusted return criteria given the country and the counterparties involved and (iii) how the transaction fits within our long-term strategic objectives, including future potential investment and expansion within the region.

Recent Transactions

Acquisitions

From January 1, 2013 through December 31, 2013, we increased our communications site portfolio by approximately 13,070 sites, including approximately 2,370 build-to-suits, and we believe the assets acquired will be accretive to our consolidated operating margins. Acquisitions during the year ended December 31, 2013 included:

•	We acquired approximately 880 communications sites in Mexico from Axtel, S.A.B. de C.V. (January 2013), approximately 1,480 communications sites in Mexico from NII Holdings, Inc. (“NII”)

(November 2013) and approximately 1,940 communications sites in Brazil from NII (December 2013). These acquisitions strengthened our presence in our legacy markets by expanding our site portfolio by nearly 30% in Latin America.

•

Through our acquisition of approximately 5,370 communications sites from MIPT in October 2013, we expanded our domestic portfolio by over 20%, while also expanding our footprint in Latin America. The acquisition augmented our presence in the top 100 U.S. BTAs where carriers have historically been most active in deploying their networks.

•	Other acquisitions of an aggregate of approximately 1,030 communications sites in Brazil, Chile, Colombia, Ghana, Mexico, South Africa and the United States.

We continue to evaluate potential complementary services to supplement our tower site growth and expansion strategy, as well as opportunities to acquire larger communications real estate portfolios that we believe we can effectively integrate into our existing business. For more information about our acquisitions, see note 6 to our consolidated financial statements included in this Annual Report.

Financing Transactions

During the year ended December 31, 2013, we raised capital, thereby increasing our financial flexibility and our ability to return value to our stockholders. Significant financing transactions in 2013 included those set forth below. For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Securitization. In March 2013, we completed a securitization transaction (the “Securitization”) involving assets related to 5,195 wireless and broadcast communications towers (the “Secured Towers”) owned by two of our special purpose subsidiaries, through a private offering of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013- 2A (collectively, the “Securities”). We used the net proceeds from the Securitization to refinance the $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the securitization transaction completed in May 2007 (the “Certificates”).

Senior Notes Offerings. In January 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of 3.50% senior unsecured notes due 2023 (the “3.50% Notes”). In August 2013, we completed a registered public offering of $750 million aggregate principal amount of 3.40% senior unsecured notes due 2019 (the “3.40% Notes”) and $500 million aggregate principal amount of 5.00% senior unsecured notes due 2024 (the “5.00% Notes”). We used the net proceeds from each of these notes offerings primarily to repay certain indebtedness under our existing credit facilities.

Credit Facilities. We increased our borrowing capacity and financial flexibility by entering into a multi-currency $1.5 billion senior unsecured revolving credit facility in June 2013, which was subsequently increased to $2.0 billion (the “2013 Credit Facility”) and a 364-day $1.0 billion senior unsecured revolving credit facility in September 2013 (the “Short-Term Credit Facility”). As a result, as of December 31, 2013, we had the ability to borrow up to $2.0 billion under our existing credit facilities, net of any outstanding letters of credit. We also entered into a $1.5 billion unsecured term loan in October 2013 (the “2013 Term Loan”), and repaid our $750.0 million unsecured term loan entered into in June 2012 (the “2012 Term Loan”).

Regulatory Matters

Towers and Antennas. Our domestic and international tower business is subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for approximately 67% of our total rental and management revenue for the year ended December 31, 2013, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Furthermore, in India, each of our subsidiaries holds an Infrastructure Provider Category-I license (“IP-I”) issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers licensed by the NCA. While we are required to provide tower space on a non-discriminatory basis, we may negotiate mutually agreeable terms and conditions with such service providers. In Chile, our subsidiary is classified as a Telecom Intermediate Service Provider. We have received a number of site specific concessions and are working with the Chilean Subsecretaria de Telecommunicaciones to receive concessions on our remaining sites in Chile.

Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, the Telecom Regulatory Authority of India has recommended to the Indian Department of Telecommunications changes in annual licensing fees for tower companies based on revenues generated, as well as the potential implementation of certain limitations on foreign ownership. To date, such changes have not been formally adopted. In South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid, and accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. Certain municipalities in Brazil and India have sought to impose permit fees based upon structural or operational requirements of towers. In addition, our foreign operations may be affected if a country’s regulatory authority restricts or revokes spectrum licenses of certain wireless service providers.

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require tower owners or tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to tenant demand. In addition, zoning regulations can increase costs associated with new tower construction, tower modifications, and additions of new antennas to a site or site upgrades. For instance, in June 2012, the Chilean government passed legislation retroactively imposing certain zoning restrictions on telecommunications towers, in response to which we developed a remediation plan. Existing regulatory policies may adversely affect the associated timing or cost of such projects and additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our construction activities and operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted regulations requiring that local and state governments approve modifications or collocations that qualify as eligible facilities under the regulations.

Portions of our business are subject to additional regulations, for example, in a number of states throughout the United States, certain of our subsidiaries hold Competitive Local Exchange Carrier (CLEC) or other status, in connection with the operation of our outdoor DAS networks business. In addition, we or our domestic and international tenants may be subject to new regulatory policies in certain jurisdictions from time to time that may materially and adversely affect our business or the demand for our communications sites.

Environmental Matters. Our domestic and international operations are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes and the siting of our towers. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements and make certain informational filings related to hazardous substances or devices used to provide power such as batteries, generators and fuel at our sites. Violations of these types of regulations could subject us to fines or criminal sanctions.

Additionally, in the United States and many other international markets where we do business, before constructing a new tower or adding an antenna to an existing site, we must review and evaluate the impact of the action to determine whether it may significantly affect the environment and whether we must disclose any significant impacts in an environmental assessment. If a tower or new antenna might have a material adverse impact on the environment, FCC or other governmental approval of the tower or antenna could be significantly delayed.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure.

Competition

We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation and GTL Infrastructure, wireless carrier tower consortiums such as Indus Towers and private tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites.

Our network development services business competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consultants, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors and our tenants’ personnel. We believe that our tenants base their decisions for network development services on various criteria, including a company’s experience, local reputation, price and time for completion of a project.

Customer Demand

Our strategy is predicated on the belief that wireless service providers will continue to invest in the coverage, quality and capacity of their networks in both our domestic and international markets, driving demand for our communications sites.

•

Domestic wireless network investments. According to industry data, aggregate annual wireless capital spending in the United States has increased from approximately $26 billion to over $30 billion over the last three years, resulting in consistent demand for our sites. Demand for our domestic communications sites is driven by:

•	Wireless service provider focus on network quality and resulting investments in the coverage and capacity of their networks;

•

Subscriber adoption of advanced wireless data applications such as mobile Internet and video, increasingly advanced devices, and the corresponding deployments and densification of advanced networks by wireless service providers to satisfy this incremental demand for high-bandwidth wireless data;

•	Increasing wireless data usage continues to incentivize carriers to make incremental investments in their data networks;

•	Deployment of newly acquired spectrum; and

•	Deployment of wireless and backhaul networks by new market entrants.

As consumer demand for and use of advanced wireless services in the United States grow, wireless service providers may be compelled to deploy new technology and equipment, further increase the cell density of their existing networks and expand their network coverage.

•

International wireless network investments. The wireless networks in most of our international markets are typically less advanced than those in our domestic market with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In certain of our international markets, increasing subscriber adoption of wireless data applications, such as email, Internet and video; and

•	Spectrum auctions, which result in new market entrants, as well as initial and incremental data network deployments.

We believe demand for our communications sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next generation data networks. To meet these network objectives, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate network development and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site operation and development capabilities. In addition, because our network development services are complementary to our rental and management business, we believe demand for our network development services will continue, consistent with industry trends.

Our customer demand could be adversely affected by the emergence and growth of new technologies, which could make it possible for wireless carriers to increase the capacity and efficiency of their existing networks without the need for incremental cell sites. The increased use of spectrally efficient technologies or the availability of significant incremental spectrum in the marketplace could potentially relieve a portion of our tenants’ network capacity problems, and as a result, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as small cell deployments, could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites.

In addition, any increase in the use of network sharing, roaming or resale arrangements by wireless service providers could adversely affect customer demand for tower space. These arrangements enable a provider to serve its customers outside the provider’s license area, to give licensed providers the right to enter into arrangements to serve overlapping license areas and to permit non-licensed providers to enter the wireless marketplace. Consolidation among wireless carriers could similarly impact customer demand for our communications sites because the existing networks of wireless carriers often overlap. In addition, wireless carriers sharing their sites or permitting equipment location swapping on their sites with other carriers to a significant degree could reduce demand for our communications sites. Further, our tenants may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications sites.

Employees

As of December 31, 2013, we employed 2,716 full-time individuals and consider our employee relations to be satisfactory.

Available Information

Our Internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report. You may access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), through the “Investor Relations” portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

We have adopted a written Code of Ethics and Business Conduct Policy (the “Code of Conduct”) that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Conduct, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our Board of Directors are available at the “Investor Relations” portion of our website. In the event we amend the Code of Conduct, or provide any waivers under the Code of Conduct to our directors or executive officers, we will disclose these events on our website as required by the regulations of the New York Stock Exchange (the “NYSE”) and applicable law.

In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: 116 Huntington Avenue, Boston, Massachusetts 02116, Attention: Investor Relations; or by calling us at (617) 375-7500.

ITEM 1A.	RISK FACTORS

Decrease in demand for our communications sites would materially and adversely affect our operating results, and we cannot control that demand.

Factors affecting the demand for our communications sites and, to a lesser extent, our network development services, could materially and adversely affect our operating results. Those factors include:

•	increased use of network sharing, roaming or resale arrangements by wireless service providers;

•	mergers or consolidations among wireless service providers;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses;

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors, including inflation;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the financial condition of wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies; and

•	technological changes.

Any downturn in the economy or disruption in the financial and credit markets could impact consumer demand for wireless services. If wireless service subscribers significantly reduce their minutes of use, or fail to widely adopt and use wireless data applications, our wireless service provider tenants could experience a decrease in demand for their services. As a result, our tenants may scale back their capital expenditure plans, which could materially and adversely affect leasing demand for our communications sites and our network development services business, which could have a material adverse effect on our business, results of operations or financial condition.

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

If our tenants share site infrastructure to a significant degree or consolidate or merge, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.

Extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant. In addition, significant consolidation among our tenants may materially adversely affect our growth and revenues. For example, in the United States, recently combined companies have either rationalized or announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites. We would expect a similar outcome in certain other countries where we do business if consolidation of certain tenants occurs. In addition, certain combined companies have modernized or are currently modernizing their networks, and these and other tenants could determine not to renew leases with us as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively. Zoning authorities and community organizations are often opposed to the construction in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. In certain foreign jurisdictions, there may be changes to zoning regulations or construction laws based on site location which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time. These factors could materially and adversely affect our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of December 31, 2013, we had approximately $14.5 billion of consolidated debt and the ability to borrow additional amounts of approximately $2.0 billion under our credit facilities, net of any outstanding letters of credit. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

Our leverage could have significant negative consequences on our business, results of operations or financial condition, including:

•

impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of the towers securing such debt if an uncured default occurs;

•	increasing our borrowing costs if our current investment grade debt ratings decline;

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources, including with respect to acquiring assets;

•	limiting our ability to obtain additional debt or equity financing, thereby increasing our vulnerability to general adverse economic and industry conditions;

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures or REIT distributions;

•	requiring us to issue debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete; and

•	limiting our ability to repurchase our common stock or make distributions to our stockholders.

In addition, to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, even if the then-prevailing market conditions are not favorable, and the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.

Increasing competition in the tower industry may materially and adversely affect us.

We may experience increased competition, which could make the acquisition of high quality assets significantly more costly. Some of our competitors, such as wireless carriers that allow collocation on their towers, are larger and may have greater financial resources than we do, while other competitors may have lower return on investment criteria than we do.

Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Competitive pricing for tenants on towers from competitors could materially and adversely affect our lease rates and services income. In addition, we may not be able to renew existing tenant leases or enter into new tenant leases, resulting in a material adverse impact on our results of operations and growth rate.

The higher prices for assets, combined with the competitive pricing pressure on tenant leases, could make it more difficult to achieve our return on investment criteria. Increasing competition for either tower assets or tenants could materially and adversely affect our business, results of operations or financial condition.

Our expansion initiatives involve a number of risks and uncertainties that could adversely affect our operating results, disrupt our operations or expose us to additional risk if we are not able to successfully integrate operations, assets and personnel.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on timely and efficiently integrating operations, communications tower portfolios and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, differing systems and processes, cultural differences, customary business practices and conflicting policies, procedures and operations. In addition, integrating businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel.

Furthermore, our international expansion initiatives are subject to additional risks such as complex laws, regulations and business practices that may require additional resources and personnel, and the other risks described immediately below in “—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.” As a result, our foreign operations and expansion initiatives may not succeed and may materially and adversely affect our business, results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the year ended December 31, 2013, approximately 33% of our consolidated revenue was generated by our international operations, compared to 30% for the year ended December 31, 2012. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•

changes to existing or new tax laws, methodologies impacting our international operations, or fees directed specifically at the ownership and operation of communications sites or our international acquisitions, which may be applied or enforced retroactively;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could retroactively be applied to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	actions restricting or revoking spectrum licenses or suspending business under prior licenses;

•	potential failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or Office of Foreign Assets Control requirements;

•	material site security issues;

•	significant license surcharges;

•	increases in the cost of labor (as a result of unionization or otherwise), power and other goods and services required for our operations;

•	price setting or other similar laws for the sharing of passive infrastructure; and

•

uncertain rulings or results from legal or judicial systems, including inconsistencies among and within laws, regulations and decrees, and judicial application thereof, which may be enforced retroactively, and delays in the judicial process.

We also face risks associated with changes in foreign currency exchange rates, including those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in their respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would negatively impact our reported revenues, operating profits and income.

In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that joint venture.

A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.

A substantial portion of our total operating revenues is derived from a small number of tenants. For the year ended December 31, 2013, four tenants accounted for approximately 83% of our domestic rental and management segment revenue; and five tenants accounted for approximately 55% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Additionally, due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. Sometimes our tenants face financial difficulty or file for bankruptcy. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

We may fail to realize the growth prospects and cost savings anticipated as a result of, and will incur significant transaction and acquisition-related integration costs in connection with, our acquisition of MIPT.

The success of the acquisition of MIPT will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our business with those of MIPT. We may never realize these business opportunities and growth prospects, or we may encounter unanticipated accounting, internal control, regulatory or compliance problems.

In addition, we and MIPT have operated independently. As a result, there may be a disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, employees or other third parties or our ability to achieve the anticipated benefits of the acquisition and could harm our financial performance. We anticipate that we will incur certain non-recurring charges in connection with integrating MIPT, including severance and charges associated with integrating process and systems. We currently cannot identify the timing, nature and amount of all such charges. Further, the significant acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to this integration, will offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. We also expect to incur costs to implement such efficiencies. In that regard, because MIPT is a private company, we may be required to improve MIPT’s internal controls, procedures and policies to meet standards applicable to public companies, which may be time-consuming and more expensive than anticipated.

New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, tenants may have less of their budgets allocated to lease space on our towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. For example, the growth in the delivery of wireless communications, radio and video services by direct broadcast satellites could materially and adversely affect demand for our tower space. Further, a tenant may decide to no longer outsource tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.

If we fail to remain qualified as a REIT, we will be subject to tax at corporate income tax rates, which may substantially reduce funds otherwise available.

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

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates; and

•	we will be disqualified from REIT tax treatment for the four taxable years immediately following the year during which we were so disqualified.

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment and operations would be reduced.

Furthermore, as a result of our acquisition of MIPT, we own an interest in a subsidiary REIT. The subsidiary REIT is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT, and certain relief provisions do not apply, then (i) the subsidiary REIT would become subject to federal income tax, (ii) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years immediately following the year during which qualification was lost, (iii) our ownership of shares in such subsidiary REIT will cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test and (iv) we may fail certain of the asset tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of certain relief provisions.

We may be limited in our ability to fund required distributions using cash generated through our TRSs.

As a REIT, we must distribute to our stockholders an amount equal to at least 90% of the REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Our ability to receive distributions from our TRSs to fund these distributions is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate, which principally includes gross income from the leasing of our communications sites and qualified rental-related services. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders.

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

Our use of TRSs enables us to engage in non-REIT qualifying business activities. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy.

Specifically, this limitation may affect our ability to make additional investments in our managed networks business or network development services segment as currently structured and operated, in other non-REIT qualifying operations or assets, or in international operations conducted through TRSs that we do not elect to bring into the REIT structure. Further, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with certain REIT requirements prior to closing.

In addition, to meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt, and it is possible that we might be required to borrow funds, sell assets or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows, and may create deferred and contingent tax liabilities.

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

To fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities, sell assets or raise equity. We believe our cash provided by operations for the year ending December 31, 2014 will sufficiently fund our cash needs for operations, capital expenditures, required REIT distribution payments and cash debt service (interest and principal repayments) obligations through 2014. However, we anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. An increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, future growth and expansion initiatives or satisfy our REIT distribution requirements.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of December 31, 2013 are located on land we lease pursuant to operating leases. Approximately 74% of the ground leases for these sites have a final expiration date of 2023 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers will be eliminated.

Our communications real estate portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. We may not have the required available capital to exercise our right to purchase leased or subleased towers at the end of the applicable period, or we may choose, for business or other reasons not to exercise our right to purchase such towers. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

Restrictive covenants in the agreements related to our securitization transactions, our credit facilities and our debt securities could materially and adversely affect our business by limiting flexibility.

The agreements related to our securitization transactions include operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the agreements are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the agreements could prevent the borrowers from taking certain actions with respect to the secured assets and could prevent the borrowers from distributing any excess cash from the operation of such assets to us. If the borrowers were to default on any of the loans, the servicer on such loan could seek to foreclose upon or otherwise convert the ownership of the secured assets, in which case we could lose such assets and the cash flow associated with such assets.

The agreements for our credit facilities contain restrictive covenants, as well as requirements to comply with certain leverage and other financial maintenance tests, and could thus limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our debt agreements restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities. Further, if these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

In addition, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.

We may incur goodwill and other intangible asset impairment charges, which could result in a significant reduction to our earnings.

In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and other intangible assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

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

Our operations are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, and for damages and costs relating to off-site migration of hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We cannot assure you that we are at all times in complete compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Details of each of our principal offices as of December 31, 2013 are provided below:

Country	Function	Size (approximate square feet)	Property Interest
United States Offices
Boston, MA	Corporate Headquarters and American Tower International Headquarters	37,400	Leased
Boca Raton, FL	Managed Networks Headquarters	25,200	Leased
Miami, FL	Latin America Operations Center	6,300	Leased
Atlanta, GA	US Tower Division Accounting Headquarters, Network Development, Network Operations and Program Management Office Field Personnel	21,400	Leased
Marlborough, MA	Information Technology Headquarters	17,200	Leased
Woburn, MA	US Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	149,500	Owned(1)
Cary, NC	US Tower Division, Network Operations Center and Structural Engineering Services Headquarters	43,400	Owned(2)

International Offices
Sao Paulo, Brazil	Brazil Headquarters	19,400	Leased
Santiago, Chile	Chile Headquarters	9,200	Leased
Bogota, Colombia	Colombia Headquarters	13,800	Leased
San Jose, Costa Rica	Costa Rica Headquarters	1,900	Leased
Düsseldorf, Germany	Germany Headquarters	9,200	Leased(3)
Accra, Ghana	Ghana Headquarters	27,400	Leased
Delhi, India	India Headquarters	7,200	Leased
Mumbai, India	India Operations Center	13,600	Leased
Mexico City, Mexico	Mexico Headquarters	29,300	Leased
Lima, Peru	Peru Headquarters	3,700	Leased
Johannesburg, South Africa	South Africa Headquarters	16,100	Leased
Kampala, Uganda	Uganda Headquarters	8,800	Leased

(1)	The Woburn facility is approximately 163,200 square feet. Currently, our offices occupy approximately 149,500 square feet. We lease the remaining space to unaffiliated tenants.
(2)	The Cary facility is approximately 48,300 square feet. Currently, our offices occupy approximately 43,400 square feet. We lease the remaining space to an unaffiliated tenant.
(3)	We lease two office spaces that together occupy an aggregate of approximately 9,200 square feet.

In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses, as well as maintain offices to pursue international business development initiatives. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

As of December 31, 2013, we owned and operated a portfolio of 67,418 communications sites in the United States, Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Panama, Peru, South Africa and Uganda. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our domestic rental and management segment.

Domestic Rental and Management Segment. Our interests in our domestic communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for the Securitization, the 5,195 towers in the United States subject to the Securitization transaction as of December 31, 2013, are subject to mortgages, deeds of trust and deeds to secure the loan. In addition, 1,470 property interests in the United States are subject to mortgages and deeds of trust to secure three separate classes of Secured Cellular Site Revenue Notes (the “Unison Notes”) assumed in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”). In connection with our acquisition of MIPT, we assumed approximately $1.49 billion principal amount of existing indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of GTP in several securitization transactions (the “GTP Notes”). The GTP Notes are secured by, among other things, 3,893 towers and 1,717 property interests and other related assets.

A typical domestic tower site consists of a compound enclosing the tower site, a tower structure and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. The principal types of our domestic towers are guyed, self-supporting lattice and monopole.

•

A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground. A guyed tower can reach heights of up to 2,000 feet. A guyed tower site for a typical broadcast tower can consist of a tract of land of up to 20 acres.

•

A self-supporting lattice tower typically tapers from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet. Depending on the height of the tower, a lattice tower site for a typical wireless communications tower can consist of a tract of land of 10,000 square feet for a rural site or fewer than 2,500 square feet for a metropolitan site.

•

A monopole tower is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site used in metropolitan areas for a typical wireless communications tower can consist of a tract of land of fewer than 2,500 square feet.

International Rental and Management Segment. Our interests in our international communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by private or government entities. Our financings in Colombia, Costa Rica and South Africa are secured by an aggregate of 2,148 towers.

A typical international tower site consists of a compound enclosing the tower site, a tower structure, backup or auxiliary power generators and batteries and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. The four principal types of our international towers are guyed, self-supporting lattice, monopole and rooftop. Guyed, self-supporting lattice and monopole structures are similar to those in our domestic segment. Rooftop towers are primarily used in metropolitan areas, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.

Ground Leases. Of the 67,069 towers in our portfolio as of December 31, 2013, approximately 88% were located on land we lease. Domestically, ground leases for land under our towers generally have a term of approximately twenty to twenty-five years, which is comprised of an initial term of approximately five years with three or four automatic five-year renewal periods. Internationally, ground leases, or similar agreements that grant use rights for land underlying our towers, typically also have a term of approximately twenty to twenty-five years, which is comprised of an initial term ranging from five to ten years with one or more automatic or exercisable renewal periods. As a result, approximately 74% of the ground agreements for our sites have a final expiration date of 2023 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other communications service providers. As of December 31, 2013, our four top tenants by total revenue were AT&T Mobility (18%), Sprint Nextel (16%), Verizon Wireless (11%) and T-Mobile USA (11%). In general, our tenant leases have an initial non-cancellable term of five to ten years, with multiple five-year renewal terms. As a result, approximately 71% of our current tenant leases have a renewal date of 2019 or beyond.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under our owned or managed sites and we believe TriStar has improperly induced the landowner to breach obligations to us. In addition, on February 16, 2012, TriStar brought a federal action against us, in the United States District Court for the Northern District of Texas, in which TriStar principally alleges that we made misrepresentations to landowners when competing with TriStar for land under our owned or managed sites. On January 22, 2013, we filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and us. TriStar and the Company are each seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as damages.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, other than the legal proceeding discussed above and in note 19 to our consolidated financial statements included in this Annual Report, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our common stock on the NYSE for the years 2013 and 2012.

2013	High	Low
Quarter ended March 31	$79.98	$72.56
Quarter ended June 30	85.26	69.54
Quarter ended September 30	78.33	67.89
Quarter ended December 31	81.36	71.55

2012	High	Low
Quarter ended March 31	$64.55	$57.98
Quarter ended June 30	70.65	61.56
Quarter ended September 30	75.62	68.65
Quarter ended December 31	77.27	70.45

On February 14, 2014, the closing price of our common stock was $83.20 per share as reported on the NYSE. As of February  14, 2014, we had 395,017,519 outstanding shares of common stock and 176 registered holders.

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

During the year ended December 31, 2013, we declared and paid the following regular cash distributions to our stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 12, 2013	April 25, 2013	April 10, 2013	$0.26	$102.8
May 22, 2013	July 16, 2013	June 17, 2013	$0.27	$106.7
September 12, 2013	October 7, 2013	September 23, 2013	$0.28	$110.5
December 4, 2013	December 31, 2013	December 16, 2013	$0.29	$114.5

During the year ended December 31, 2012, we declared and paid the following regular cash distributions to our stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 22, 2012	April 25, 2012	April 11, 2012	$0.21	$82.9
June 20, 2012	July 18, 2012	July 2, 2012	$0.22	$86.9
September 19, 2012	October 15, 2012	October 1, 2012	$0.23	$90.9
December 6, 2012	December 31, 2012	December 17, 2012	$0.24	$94.8

Performance Graph

This performance graph is furnished and shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The performance graph assumes that on December 31, 2008, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/08	12/09	12/10	12/11	12/12	12/13
American Tower Corporation	$100.00	$147.37	$176.13	$205.91	$268.58	$281.44
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones U.S. Telecommunications Equipment Index	100.00	150.82	155.80	143.49	157.49	191.24
FTSE NAREIT All Equity REITs Index	100.00	127.99	163.76	177.32	212.26	218.32

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our acquisition of MIPT, which closed on October 1, 2013, significantly impacts the comparability of reported results between periods. Our principal acquisitions are described in note 6 to our consolidated financial statements included in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$3,287,090	$2,803,490	$2,386,185	$1,936,373	$1,668,420
Network development services	74,317	72,470	57,347	48,962	55,694

Total operating revenues	3,361,407	2,875,960	2,443,532	1,985,335	1,724,114

Operating expenses:
Cost of operations (exclusive of items shown separately below)
Rental and management(1)	828,742	686,681	590,272	447,629	383,990
Network development services(2)	31,131	35,798	30,684	26,957	32,385
Depreciation, amortization and accretion	800,145	644,276	555,517	460,726	414,619
Selling, general, administrative and development expense(3)	415,545	327,301	288,824	229,769	201,694
Other operating expenses	71,539	62,185	58,103	35,876	19,168

Total operating expenses	2,147,102	1,756,241	1,523,400	1,200,957	1,051,856

Operating income	1,214,305	1,119,719	920,132	784,378	672,258
Interest income, TV Azteca, net	22,235	14,258	14,214	14,212	14,210
Interest income	9,706	7,680	7,378	5,024	1,722
Interest expense	(458,296)	(401,665)	(311,854)	(246,018)	(249,803)
Loss on retirement of long-term obligations	(38,701)	(398)	—	(1,886)	(18,194)
Other (expense) income(4)	(207,500)	(38,300)	(122,975)	315	1,294

Income from continuing operations before income taxes and income on equity method investments	541,749	701,294	506,895	556,025	421,487
Income tax provision	(59,541)	(107,304)	(125,080)	(182,489)	(182,565)
Income on equity method investments	—	35	25	40	26

Income from continuing operations	482,208	594,025	381,840	373,576	238,948
Income from discontinued operations, net	—	—	—	30	8,179

Net income	482,208	594,025	381,840	373,606	247,127
Net loss (income) attributable to noncontrolling interest	69,125	43,258	14,622	(670)	(532)

Net income attributable to American Tower Corporation	$551,333	$637,283	$396,462	$372,936	$246,595

Basic income per common share from continuing operations attributable to American Tower Corporation(5)	$1.40	$1.61	$1.00	$0.93	$0.60
Diluted income per common share from continuing operations attributable to American Tower Corporation(5)	$1.38	$1.60	$0.99	$0.92	$0.59

Weighted average common shares outstanding:(5)
Basic	395,040	394,772	395,711	401,152	398,375

Diluted	399,146	399,287	400,195	404,072	406,948

Distribution declared per share	$1.10	0.90	0.35	—	—

Other Operating Data:
Ratio of earnings to fixed charges(6)	1.89x	2.32x	2.19x	2.65x	2.27x

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:(7)
Cash and cash equivalents (including restricted cash)(8)	$446,492	$437,934	$372,406	$959,935	$295,129
Property and equipment, net	7,262,175	5,765,856	4,981,722	3,683,474	3,169,623
Total assets	20,272,571	14,089,429	12,242,395	10,370,084	8,519,931
Long-term obligations, including current portion	14,478,278	8,753,376	7,236,308	5,587,388	4,211,581
Total American Tower Corporation equity	3,534,165	3,573,101	3,287,220	3,501,444	3,315,082

(1)	For the years ended December 31, 2013, 2012 and 2011, amount includes approximately $1.0 million, $0.8 million and $1.1 million, respectively, of stock-based compensation expense. For the years ended December 31, 2009 and 2010, there was no stock-based compensation expense included.

(2)	For the years ended December 31, 2013, 2012 and 2011, amount includes approximately $0.6 million, $1.0 million and $1.2 million, respectively, of stock-based compensation expense. For the years ended December 31, 2009 and 2010, there was no stock-based compensation expense included.

(3)	For the years ended December 31, 2013, 2012, 2011, 2010 and 2009 amount includes approximately $66.6 million, $50.2 million, $45.1 million, $52.6 million and $60.7 million, respectively, of stock-based compensation expense.

(4)	For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, amount includes unrealized foreign currency (losses) gains of approximately $(211.7) million, $(34.3) million, $(131.1) million, $4.8 million and $(0.5) million, respectively.

(5)	Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock, shares issuable upon exercise of stock options and warrants as determined under the treasury stock method and upon conversion of our convertible notes, as determined under the if-converted method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 19 to our consolidated financial statements included in this Annual Report).

(6)	For the purpose of this calculation, “earnings” consists of income from continuing operations before income taxes, income on equity method investments and fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consists of interest expensed and capitalized, amortization of debt discounts and premiums and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon.

(7)	Balances have been revised to reflect purchase accounting measurement period adjustments.

(8)	As of December 31, 2013, 2012, 2011, 2010 and 2009 amount includes approximately $152.9 million, $69.3 million, $42.2 million, $76.0 million, and $47.8 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our continuing operations are reported in three segments, domestic rental and management, international rental and management and network development services. Among other factors, management uses segment gross margin and segment operating profit in its assessment of operating performance in each business segment. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expense. We define segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include Interest income, TV Azteca, net (see note 21 to our consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Loss on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax provision (benefit).

Executive Overview

Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2013 and includes our domestic rental and management segment and our international rental and management segment. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. We began operating as a REIT for federal income tax purposes effective January 1, 2012.

The following table details the number of communications sites we owned or operated as of December 31, 2013:

Country	Number of Owned Sites	Number of Operated Sites(1)
United States	20,795	7,224
International:
Brazil	6,609	155
Chile	1,154	—
Colombia	2,755	706
Costa Rica	456	—
Germany	2,031	—
Ghana	1,979	—
India	11,542	—
Mexico	8,194	199
Panama	57	—
Peru	498	—
South Africa	1,900	—
Uganda	1,164	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of five to ten years, with multiple five-year renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the year ended December 31, 2013 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2013, we expect to generate approximately $23 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3.0%-3.5% in the United States) or an inflationary index in our international markets.

The revenues generated by our rental and management operations may also be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically are non-cancellable; however in some instances, a lease may be canceled upon the payment of a termination fee.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the year ended December 31, 2013, loss of annual revenue from tenant lease cancellations or renegotiations represented less than 1.5% of our rental and management operations revenues.

Rental and Management Operations Revenue Growth. Our rental and management revenue growth is comprised of (i) growth in organic revenue, which is revenue from sites that existed in our portfolio as of the beginning of the prior year period (“legacy sites”) and (ii) growth from sites acquired or constructed since the beginning of the prior year period (“new sites”). The primary factors affecting the revenue growth of our domestic and international rental and management segments are:

•	Recurring revenues from tenant leases generated from legacy sites;

•	Contractual rent escalations on existing tenant leases, net of cancellations;

•	New revenue generated from leasing additional space on our legacy sites; and

•	New revenue generated from new sites.

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet the corresponding incremental demand for wireless real estate by adding new tenants and new equipment for existing tenants on our legacy sites, which increases these sites’ utilization and profitability. In addition, we believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, consistent with our strategic acquisition of MIPT, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk adjusted return on investment criteria.

Rental and Management Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment of our legacy sites, our objective is to add new tenants and new equipment for existing tenants through collocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless communications services, the penetration of advanced wireless devices, the financial performance of our tenants and their access to capital, and general economic conditions. The following key trends within each market that we serve provide opportunities for organic revenue growth:

•

Domestic. As a result of the rapid subscriber adoption of bandwidth-intensive wireless data applications and advanced wireless devices, wireless service providers in the United States continue to invest in their wireless networks by adding new cell sites as well as additional equipment to their existing cell sites. Growth in wireless data demand has driven wireless providers in the United States to deploy increasing levels of annual wireless capital investment and as a result, we have experienced strong demand for our communications sites.

We expect the following key industry trends will result in incremental revenue opportunities for us:

•

The deployment of advanced wireless technology across existing wireless networks will provide higher speed data services and enable fixed broadband substitution. As a result, we expect our tenants to continue to deploy additional equipment across their existing networks.

•

Wireless service providers compete based on the overall capacity and coverage of their existing wireless networks. To maintain or improve their network performance as overall network usage increases, our tenants continue to deploy additional equipment across their existing sites while also adding new cell sites. We anticipate increasing network densification over the next several years, as existing network infrastructure is anticipated to be insufficient to account for rapidly increasing levels of wireless data usage.

•

Wireless service providers are also investing in reinforcing their networks through incremental backhaul and the utilization of on-site generators, which typically results in additional equipment leased at the tower site, and incremental revenue.

•	Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional equipment to their network as they seek to optimize their network configuration.

We have entered into holistic master lease agreements with three of our four largest tenants in the United States, which provide for consistent, long-term revenue and a reduction in the likelihood of churn. Typically, these agreements include built-in annual escalators, fixed annual charges which permit our tenants to place a pre-determined amount of equipment on certain of our sites and provisions for incremental lease payments if the equipment levels are exceeded. Our holistic master lease agreements build and augment strong strategic partnerships with our tenants and have significantly reduced collocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

•

International. As part of our international expansion initiatives, we have targeted markets in three distinct stages of network development in order to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as MTN, Telefónica and Vodafone as part of our expansion efforts. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

In emerging markets such as India, Ghana and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. In more developed urban locations within these markets, early-stage data network deployments are also underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as wireless data usage and smartphone penetration within their customer bases begin to accelerate.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) network build outs, with select investments in fourth generation (4G) technology. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which mandates that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology such as Germany and Panama, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage. With a more mature customer base, higher smartphone penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 39,400 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

Rental and Management Operations New Site Revenue Growth. The results of operations of MIPT have been included in our consolidated results of operations since October 1, 2013, the date of the acquisition. During the period from October 1, 2013 to December 31, 2013, MIPT generated total revenues of $84.1 million and gross margin of $65.0 million. In addition to the approximately 5,370 sites acquired through the acquisition of MIPT, during the year ended December 31, 2013, we grew our portfolio of communications real estate through the acquisition and construction of approximately 7,700 sites. In a majority of our international markets, the acquisition or construction of new sites results in increased pass-through revenues (such as ground rent or fuel costs) and expenses. We continue to evaluate opportunities to acquire larger communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2013	2012	2011
Domestic	5,260	960	470
International(1)	7,810	7,850	10,000

(1)	The majority of sites acquired or constructed in 2013 were in Brazil, Colombia, Costa Rica, India, Mexico and South Africa; in 2012 were in Brazil, Germany, India and Uganda; and in 2011 were in Brazil, Colombia, Ghana, India, Mexico and South Africa.

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

Rental and Management Operations Expenses. Direct operating expenses incurred by our domestic and international rental and management segments include direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance, security and power and fuel costs, some of which may be passed through to our tenants. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our domestic and international rental and management segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. We may incur additional segment selling, general, administrative and development expenses as we increase our presence in geographic areas where we have recently launched operations or are focused on expanding our portfolio. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”), and Adjusted Funds From Operations (“AFFO”).

We define Adjusted EBITDA as Net income before Income (loss) on discontinued operations, net; Income (loss) on equity method investments; Income tax provision (benefit); Other income (expense); Loss on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense); Depreciation, amortization and accretion; and stock-based compensation expense.

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

Adjusted EBITDA, NAREIT FFO and AFFO are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither NAREIT FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, NAREIT FFO and AFFO are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating the performance of our operating segments; (2) Adjusted EBITDA is a component of the calculation used by our lenders to determine compliance with certain debt covenants; (3) Adjusted EBITDA is widely used in the tower industry to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of Adjusted EBITDA, NAREIT FFO and AFFO may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, NAREIT FFO and AFFO to net income, the most directly comparable GAAP measure, have been included below.

Results of Operations

Years Ended December 31, 2013 and 2012

(in thousands, except percentages)

Revenue

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$2,189,365	$1,940,689	$248,676	13%
International	1,097,725	862,801	234,924	27

Total rental and management	3,287,090	2,803,490	483,600	17
Network development services	74,317	72,470	1,847	3

Total revenues	$3,361,407	$2,875,960	$485,447	17%

Total revenues for the year ended December 31, 2013 increased 17% to $3,361.4 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 21,880 new sites that we have constructed or acquired since January 1, 2012. Approximately $84.1 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue for the year ended December 31, 2013 increased 13% to $2,189.4 million. This growth was comprised of:

•

Revenue growth from legacy sites of approximately 7%, which includes approximately 6% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by approximately 1% due to a tenant billing settlement and a lease termination settlement during the year ended December 31, 2012, which totaled $15.6 million;

•

Revenue growth of approximately 4% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites in connection with our acquisition of MIPT;

•

Revenue growth from new sites (excluding MIPT) of approximately 3%, resulting from the construction or acquisition of approximately 1,360 new sites, as well as land interests under third-party sites since January 1, 2012; and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the year ended December 31, 2013 increased 27% to $1,097.7 million. This growth was comprised of:

•	Revenue growth from new sites (excluding MIPT) of approximately 22%, resulting from the construction or acquisition of approximately 15,150 new sites since January 1, 2012;

•

Revenue growth from legacy sites of approximately 12%, which includes approximately 11% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations, partially offset by less than 1% for the reversal of revenue reserves during the year ended December 31, 2012;

•	Revenue growth of less than 1% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of approximately 7% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in Brazilian Reais (“BRL”), approximately 2% related to fluctuations in South African Rand (“ZAR”) and approximately 2% related to fluctuations in Indian Rupees (“INR”).

Network development services segment revenue for the year ended December 31, 2013 increased 3% to $74.3 million. The growth was primarily attributable to an increase in structural engineering services and site acquisition, zoning and permitting services as a result of an increase in tenant lease applications, which are primarily associated with certain tenants’ next generation technology network upgrade projects during the year ended December 31, 2013.

Gross Margin

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$1,783,946	$1,583,134	$200,812	13%
International	697,614	548,726	148,888	27

Total rental and management	2,481,560	2,131,860	349,700	16
Network development services	43,753	37,640	6,113	16%

Domestic rental and management segment gross margin for the year ended December 31, 2013 increased 13% to $1,783.9 million, which was comprised of:

•	Gross margin growth from legacy sites of approximately 7%, primarily associated with the increase in revenue, as described above;

•

Gross margin growth of approximately 4% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites, in connection with our acquisition of MIPT; and

•

Gross margin growth from new sites (excluding MIPT) of approximately 2%, resulting from the construction or acquisition of approximately 1,360 new sites, as well as land interests under third-party sites since January 1, 2012.

International rental and management segment gross margin for the year ended December 31, 2013 increased 27% to $697.6 million, which was comprised of:

•	Gross margin growth from new sites (excluding MIPT) of approximately 22%, resulting from the construction or acquisition of approximately 15,150 new sites since January 1, 2012;

•

Gross margin growth from legacy sites of approximately 11%, primarily associated with the increase in revenue, as described above, and the impact of the early termination of a portion of the notes receivable with TV Azteca, which had a positive impact of less than 2%;

•	Gross margin growth of less than 1% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of over 6% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in BRL, approximately 2% related to fluctuations in ZAR and approximately 1% related to fluctuations in INR.

Network development services segment gross margin for the year ended December 31, 2013 increased 16% to $43.8 million. The increase was primarily attributable to a change in the mix of services rendered, which generated higher margins.

Selling, General, Administrative and Development Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$103,989	$85,663	$18,326	21%
International	123,338	95,579	27,759	29

Total rental and management	227,327	181,242	46,085	25
Network development services	9,257	6,744	2,513	37
Other	178,961	139,315	39,646	28

Total selling, general, administrative and development expense	$415,545	$327,301	$88,244	27%

Total selling, general, administrative and development expense (“SG&A”) for the year ended December 31, 2013 increased 27% to $415.5 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the year ended December 31, 2013 increased 21% to $104.0 million. The increase was primarily driven by increasing personnel costs and professional fees to support our business.

International rental and management segment SG&A for the year ended December 31, 2013 increased 29% to $123.3 million. The increase was primarily due to increases in personnel costs and professional fees to support the growth in our international markets, including Uganda and Germany, which commenced operations in 2012.

Network development services segment SG&A for the year ended December 31, 2013 increased 37% to $9.3 million. The increase was primarily attributable to a reversal of $1.4 million of bad debt expense during the year ended December 31, 2012 upon the receipt of tenant payments for amounts previously reserved, as well as incremental costs to support our business.

Other SG&A for the year ended December 31, 2013 increased 28% to $179.0 million. The increase was primarily due to a $16.4 million increase in SG&A related stock-based compensation expense, which included an incremental $7.8 million due to the timing of recognition of expense associated with awards granted to retirement eligible employees. In addition, other SG&A increased $23.2 million, which included, among other things, an increase of $26.9 million in corporate expenses, partially offset by a $3.7 million non-recurring state tax item recorded during the year ended December 31, 2012. The increase in corporate expenses included approximately $14.8 million of legal expenses.

Operating Profit

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Rental and management
Domestic	$1,679,957	$1,497,471	$182,486	12%
International	574,276	453,147	121,129	27

Total rental and management	2,254,233	1,950,618	303,615	16
Network development services	34,496	30,896	3,600	12%

Domestic rental and management segment operating profit for the year ended December 31, 2013 increased 12% to $1,680.0 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (13%), as described above, and was partially offset by increases in our domestic rental and management segment SG&A (21%), as described above.

International rental and management segment operating profit for the year ended December 31, 2013 increased 27% to $574.3 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (27%), as described above, and was partially offset by increases in our international rental and management segment SG&A (29%), as described above.

Network development services segment operating profit for the year ended December 31, 2013 increased 12% to $34.5 million. The growth was primarily attributable to the increase in network development services segment gross margin (16%), as described above, and was partially offset by an increase in our network development services segment SG&A (37%), as described above.

Depreciation, Amortization and Accretion

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Depreciation, amortization and accretion	$800,145	$644,276	$155,869	24%

Depreciation, amortization and accretion for the year ended December 31, 2013 increased 24% to $800.1 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 21,880 sites since January 1, 2012, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other operating expenses	$71,539	$62,185	$9,354	15%

Other operating expenses for the year ended December 31, 2013 increased 15% to $71.5 million primarily due to an increase of approximately $11.9 million in acquisition related costs. This increase was partially offset by a decrease of approximately $1.9 million in losses from the sale or disposal of assets and impairment charges.

Interest Income, TV Azteca, net

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest income, TV Azteca, net	$22,235	$14,258	$7,977	56%

Interest income, TV Azteca, net for the year ended December 31, 2013 increased 56% to $22.2 million. During the year ended December 31, 2013, we received a payment from TV Azteca, which included $28.0 million of principal on the notes receivable from TV Azteca, related interest and a prepayment penalty of $4.9 million. In addition, we recorded additional interest income of $2.7 million related to the write-off of a portion of the unamortized discount associated with the original notes receivable.

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Interest expense	$458,296	$401,665	$56,631	14%

Interest expense for the year ended December 31, 2013 increased 14% to $458.3 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $2.9 billion, which was primarily used to fund our acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 5.37% to 4.40%. The weighted average contractual interest rate was 3.84% at December 31, 2013.

Loss on Retirement of Long-Term Obligations

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Loss on retirement of long-term obligations	$38,701	$398	$38,303	9,624%

During the year ended December 31, 2013, loss on retirement of long-term obligations increased to $38.7 million. We recorded a loss of $35.3 million due to the repayment of the $1.75 billion outstanding balance of the Certificates and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, we recorded a loss of $3.4 million related to the acceleration of the remaining deferred financing costs associated with our $1.0 billion unsecured credit facility entered into in April 2011 (the “2011 Credit Facility”) and the 2012 Term Loan.

Other Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other expense	$207,500	$38,300	$169,200	442%

During the year ended December 31, 2013, other expense increased to $207.5 million. The increase was primarily a result of an increase in unrealized foreign currency losses of $177.4 million. During the years ended December 31, 2013 and 2012, we recorded unrealized foreign currency losses of approximately $211.7 million and $34.3 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. The increase in unrealized foreign currency losses is primarily due to the negative impact associated with fluctuations in the Ghanaian Cedi and the Brazilian Reais.

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax provision	$59,541	$107,304	$(47,763)	(45)%
Effective tax rate	11.0%	15.3%

The income tax provision for the year ended December 31, 2013 decreased 45% to $59.5 million. The effective tax rate (“ETR”) for the year ended December 31, 2013 decreased to 11.0% from 15.3%. The ETR during the year ended December 31, 2012 included an increase of 8% due to a valuation allowance recorded on certain previously unreserved deferred tax assets. The ETR during the year ended December 31, 2013 included an increase of 4% due to the restructuring of our domestic TRSs.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our QRSs. In addition, we are able to offset income in both our TRSs and QRSs by utilizing our NOLs, subject to specified limitations.

The ETR on income from continuing operations for the years ended December 31, 2013 and 2012 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT effective as of January 1, 2012 and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$482,208	$594,025	$(111,817)	(19)%
Income on equity method investments	—	(35)	(35)	(100)
Income tax provision	59,541	107,304	(47,763)	(45)
Other expense	207,500	38,300	169,200	442
Loss on retirement of long-term obligations	38,701	398	38,303	9,624
Interest expense	458,296	401,665	56,631	14
Interest income	(9,706)	(7,680)	2,026	26
Other operating expenses	71,539	62,185	9,354	15
Depreciation, amortization and accretion	800,145	644,276	155,869	24
Stock-based compensation expense	68,138	51,983	16,155	31

Adjusted EBITDA	$2,176,362	$1,892,421	$283,941	15%

Net income for the year ended December 31, 2013 decreased 19% to $482.2 million. The increase in our operating profit of $307.2 million, as described above, was partially offset by increases in corporate SG&A, depreciation, amortization and accretion expense, interest expense and a loss on retirement of long-term obligations recorded during the year ended December 31, 2013. In addition, the increase in our operating profit was partially offset by an increase in other expenses, primarily due to unrealized foreign currency losses. Net income was positively impacted by a decrease in our income tax provision.

Adjusted EBITDA for the year ended December 31, 2013 increased 15% to $2,176.4 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin of $355.8 million, and was partially offset by an increase in SG&A of $71.9 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Net income	$482,208	$594,025	$(111,817)	(19)%
Real estate related depreciation, amortization and accretion	701,292	562,298	138,994	25
Losses from sale or disposal of real estate and real estate related impairment charges	32,475	23,650	8,825	37
Adjustments for unconsolidated affiliates and noncontrolling interest	41,000	20,238	20,762	103

NAREIT FFO	$1,256,975	$1,200,211	$56,764	5%
Straight-line revenue	(147,664)	(165,806)	(18,142)	(11)
Straight-line expense	29,732	33,700	(3,968)	(12)
Stock-based compensation expense	68,138	51,983	16,155	31
Non-cash portion of tax provision	7,865	38,027	(30,162)	(79)
Non-real estate related depreciation, amortization and accretion	98,853	81,978	16,875	21
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	22,955	21,008	1,947	9
Other expense(1)	207,500	38,300	169,200	442
Loss on retirement of long-term obligations	38,701	398	38,303	9,624
Other operating expenses(2)	39,064	38,535	529	1
Capital improvement capital expenditures	(81,218)	(75,444)	5,774	8
Corporate capital expenditures	(30,383)	(20,047)	10,336	52
Adjustments for unconsolidated affiliates and noncontrolling interest	(41,000)	(20,238)	20,762	103

AFFO	$1,469,518	$1,222,605	$246,913	20%

(1)	Primarily includes unrealized loss on foreign currency exchange rate fluctuations.

(2)	Primarily includes transaction related costs.

NAREIT FFO for the year ended December 31, 2013 was $1,257.0 million as compared to NAREIT FFO of $1,200.2 million for the year ended December 31, 2012. AFFO for the year ended December 31, 2013 increased 20% to $1,469.5 million as compared to $1,222.6 million for the year ended December 31, 2012. AFFO growth was primarily attributable to the increase in our operating profit and a decrease in cash paid for income taxes, partially offset by an increase in corporate SG&A, cash paid for interest and capital improvement and corporate capital expenditures.

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

Total SG&A for the year ended December 31, 2012 increased 13% to $327.3 million. The increase was attributable to an increase in both of our rental and management segments, as well as an increase in our Other SG&A.

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

Other operating expenses for the year ended December 31, 2012 increased 7% to $62.2 million. This change was primarily attributable to an increase of approximately $17.0 million in impairment charges and loss on disposal of assets, which included an impairment charge of $10.8 million of one of our outdoor DAS networks, upon the termination of a tenant lease during the year ended December 31, 2012. This increase was partially offset by a decrease of approximately $12.9 million in acquisition related costs and non-recurring consulting and legal costs incurred in 2011 associated with our conversion to a REIT.

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2011
Interest expense	$401,665	$311,854	$89,811	29%

Interest expense for the year ended December 31, 2012 increased 29% to $401.7 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $1.6 billion, which was primarily used to fund our recent acquisitions, and an increase in our annualized weighted average cost of borrowing from 5.32% to 5.37%.

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

The income tax provision for the year ended December 31, 2012 decreased 14% to $107.3 million. The ETR for the year ended December 31, 2012 decreased to 15.3% from 24.7%. This decrease was primarily attributable to our dividend paid deduction and decreased state taxes during the year ended December 31, 2012, partially offset by an increase in foreign taxes and valuation allowance on certain deferred tax assets. The deferred tax assets arose primarily as a result of purchase accounting and existing NOLs, which were generated partly from interest on intercompany debt.

The ETR on income from continuing operations for the years ended December 31, 2012 and 2011 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT effective as of January 1, 2012 and to adjustments for foreign items.

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

Liquidity and Capital Resources

Overview

During the year ended December 31, 2013, we raised capital, thereby increasing our financial flexibility and our ability to return value to our stockholders. Our significant 2013 financing transactions included:

•

The completion of the Securitization involving assets related to the Secured Towers, which are owned by two of our special purpose subsidiaries, through a private offering of $1.8 billion of the Securities. We used the net proceeds from the Securitization to repay the $1.75 billion of the Certificates.

•

The completion of a registered public offering of $750 million aggregate principal amount of the 3.40% Notes and $500 million aggregate principal amount of the 5.00% Notes. We used a portion of the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

•

The completion of a registered public offering of $1.0 billion aggregate principal amount of the 3.50% Notes. We used the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and a portion of the outstanding indebtedness incurred under our $1.0 billion senior unsecured revolving credit facility entered into in January 2012 (the “2012 Credit Facility”).

•

The refinancing of our credit facilities, including the termination of the 2011 Credit Facility upon entering into the 2013 Credit Facility and the repayment and termination of the 2012 Term Loan upon the entering into the 2013 Term Loan. We also increased our borrowing capacity by entering into the Short-Term Credit Facility.

As of December 31, 2013, we had approximately $2.3 billion of total liquidity. In January 2014, we repaid $88.0 million under the 2012 Credit Facility and $710.0 million under the 2013 Credit Facility with proceeds from the issuance of $250 million aggregate principal amount of reopened 3.40% Notes and $500 million aggregate principal amount of reopened 5.00% Notes and cash on hand. As a result, our liquidity increased by $798.0 million in January 2014.

Summary cash flow information for the years ended December 31, 2013, 2012 and 2011 is set forth below (in thousands):

	2013	2012	2011
Net cash provided by (used for):
Operating activities	$1,599,047	$1,414,391	$1,165,942
Investing activities	(5,173,337)	(2,558,385)	(2,790,812)
Financing activities	3,525,565	1,170,366	1,086,095
Net effect of changes in exchange rates on cash and cash equivalents	(26,317)	12,055	(14,997)

Net (decrease) increase in cash and cash equivalents	$(75,042)	$38,427	$(553,772)

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations, and tower and land acquisitions, such as our acquisition of MIPT. Additionally, we use our cash flows to make distributions of our REIT taxable income in order to maintain our REIT qualification under the Code and fund our stock repurchase program. We fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.

As of December 31, 2013, we had total outstanding indebtedness of approximately $14.5 billion. During the year ended December 31, 2013, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the year ending December 31, 2014 will be sufficient to fund our REIT distribution requirements, capital expenditures and our debt service (interest and principal repayments) obligations for 2014. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we believe we have sufficient borrowing capacity under our credit facilities to fund our activities. As of December 31, 2013, we had approximately $211.3 million of cash and cash equivalents held by our foreign subsidiaries, of which $61.7 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

For the year ended December 31, 2013, cash provided by operating activities was $1,599.0 million, an increase of $184.7 million as compared to the year ended December 31, 2012. This increase was primarily due to an increase in the operating profit of our rental and management segments as compared to the year ended December 31, 2012, partially offset by increases in Other SG&A and cash paid for interest and a decrease in cash provided by working capital. Working capital was positively impacted by the receipt of capital contributions from tenants and partially offset by an increase in prepaid assets.

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

Cash Flows from Investing Activities

For the year ended December 31, 2013, cash used for investing activities was $5,173.3 million, an increase of approximately $2,615.0 million, as compared to the year ended December 31, 2012.

Our significant investing transactions in 2013 included the following:

•

We spent $724.5 million for purchases of property and equipment and construction activities, including (i) $381.6 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 2,370 communications sites and the installation of approximately 1,310 shared generators domestically, (ii) $83.8 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $111.6 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $120.8 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $26.7 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

•

We completed the acquisition of MIPT for an estimated purchase price of approximately $4.9 billion, funded by cash payments of $3.3 billion and the assumption of approximately $1.5 billion of existing MIPT debt. In addition, we spent $1.2 billion to acquire approximately 5,330 communications sites in our legacy markets, primarily in Mexico and Brazil.

For the year ended December 31, 2012, cash used for investing activities was $2,558.4 million, a decrease of approximately $232.4 million, as compared to the year ended December 31, 2011.

Our significant investing transactions in 2012 included the following:

•

We spent $568.0 million for purchases of property and equipment and construction activities, including (i) $279.0 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 2,360 communications sites and the installation of approximately 600 shared generators domestically, (ii) $82.3 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $120.0 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements and (iv) $86.7 million for the redevelopment of existing sites to accommodate new tenant equipment.

•

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

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2014 total capital expenditures will be between approximately $850 million and $950 million, including: (i) between $120 million and $130 million for capital improvements, which includes spending related to a lighting and monitoring system upgrade in the United States of approximately $15 million, and corporate capital expenditures, (ii) between $40 million and $50 million for start-up capital projects, (iii) between $170 and $180 million for the redevelopment of existing communications sites, (iv) between $105 million and $115 million for ground lease purchases and (v) between $415 million and $475 million for other discretionary capital projects including the construction of approximately 2,250 to 2,750 new communications sites.

Cash Flows from Financing Activities

For the year ended December 31, 2013, cash provided by financing activities was $3,525.6 million, as compared to $1,170.4 million during the year ended December 31, 2012.

Our significant financing transactions in 2013 included the completion of the offering of $1.8 billion of the Securities and repayment of $1.75 billion of the Certificates and accrued interest thereon, plus prepayment consideration of $29.2 million; the increase in our borrowing capacity by entering into the 2013 Credit Facility, the Short-Term Credit Facility, the 2013 Term Loan and the completion of a 5.2 billion Mexican Peso (“MXN”) denominated unsecured bridge loan (the “Mexican Loan”); the completion of registered public offerings of $1.0 billion aggregate principal amount of the 3.50% Notes, $750.0 million aggregate principal amount of the 3.40% Notes and $500.0 million aggregate principal amount of the 5.00% Notes; the repurchase of 1,938,021 shares of our common stock for an aggregate purchase price of $145.0 million, including commissions and fees, pursuant to our stock repurchase program; the payment of an aggregate of $434.5 million in distributions to stockholders of record and $0.2 million of accrued distributions upon the vesting of restricted stock units.

For the year ended December 31, 2012, cash provided by financing activities was $1,170.4 million, as compared to $1,086.1 million during the year ended December 31, 2011.

Our significant financing transactions in 2012 included the increase of our borrowing capacity by entering into the 2012 Credit Facility and the 2012 Term Loan; the completion of a registered public offering of $700.0 million aggregate principal amount of 4.70% senior unsecured notes due 2022 (the “4.70% Notes”); the repurchase of 872,005 shares of our common stock for an aggregate purchase price of $62.7 million, including commissions and fees, pursuant to our stock repurchase program; and the payment of an aggregate of $355.6 million in distributions to our stockholders of record.

In addition to the transactions noted above, our financing activities included borrowings and repayments under our credit facilities and other long-term borrowings.

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A. On March 15, 2013, we completed the Securitization involving assets related to the Secured Towers owned by two of our special purpose subsidiaries, through a private offering of $1.8 billion of the Securities. The net proceeds of the transaction were $1.78 billion. The Securities were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC (the “Depositor”), our indirect wholly owned special purpose subsidiary. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to a securitization.

The Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The Series 2013-1A Securities have an expected life of five years with a final repayment date in March 2043 and an interest rate of 1.551%. The Series 2013-2A Securities have an expected life of ten years with a final repayment date in March 2048 and an interest rate of 3.070%. The effective weighted average life and interest rate of the Securities was 8.6 years and 2.648%, respectively, as of the date of issuance.

The Borrowers may prepay the Loan in whole or in part at any time, provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the Series 2013-1A Securities or eighteen months of the anticipated repayment date for the Series 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities and the Series 2013-2A Securities will be due in March 2043 and March 2048, respectively. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

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

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Secured Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Secured Towers to us. If the Borrowers were to default on the Loan, the servicer could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case we could lose the Secured Towers and the revenue associated with those assets.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $103.2 million held in the reserve accounts as of December 31, 2013 was classified as Restricted cash on our accompanying consolidated balance sheet.

GTP Notes. In connection with our acquisition of MIPT, we assumed approximately $1.49 billion principal amount of existing indebtedness under the GTP Notes. The Series 2010-1 notes were issued by GTP Towers Issuer, LLC (“GTP Towers”), the Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes were issued by GTP Acquisition Partners I, LLC (“GTP Partners”) and the Series 2012-1 notes and Series 2012-2 notes were issued by GTP Cellular Sites, LLC (“GTP Cellular Sites,” and together with GTP Towers and GTP Partners, the “GTP Issuers”). The following table sets forth certain terms of the GTP Notes.

GTP Notes	Issue Date	Original Principal Amount (in thousands)	Interest Rate	Anticipated Repayment Date	Final Maturity Date
Series 2010-1 Class C notes	February 17, 2010	$200,000	4.436%	February 15, 2015	February 15, 2040
Series 2010-1 Class F notes	February 17, 2010	$50,000	8.112%	February 15, 2015	February 15, 2040
Series 2011-1 Class C notes	March 11, 2011	$70,000	3.967%	June 15, 2016	June 15, 2041
Series 2011-2 Class C notes	July 7, 2011	$490,000	4.347%	June 15, 2016	June 15, 2041
Series 2011-2 Class F notes	July 7, 2011	$155,000	7.628%	June 15, 2016	June 15, 2041
Series 2012-1 Class A notes(1)	February 28, 2012	$100,000	3.721%	March 15, 2017	March 15, 2042
Series 2012-2 Class A notes(1)	February 28, 2012	$114,000	4.336%	March 15, 2019	March 15, 2042
Series 2012-2 Class B notes	February 28, 2012	$41,000	6.413%	March 15, 2019	March 15, 2042
Series 2012-2 Class C notes	February 28, 2012	$27,000	7.358%	March 15, 2019	March 15, 2042
Series 2013-1 Class C notes	April 24, 2013	$190,000	2.364%	May 15, 2018	May 15, 2043
Series 2013-1 Class F notes	April 24, 2013	$55,000	4.704%	May 15, 2018	May 15, 2043

(1)	Does not reflect MIPT’s repayment of approximately $1.4 million aggregate principal amount prior to the date of acquisition and our repayment of approximately $0.7 million aggregate principal amount after the date of acquisition in accordance with the repayment schedules.

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

As of December 31, 2013, the GTP Notes were secured by, among other things, an aggregate of 3,893 sites and 1,717 property interests owned by subsidiaries of the GTP Issuers and other related assets (the “GTP Secured Towers”).

Amounts due under the GTP Notes will be paid from the cash flows generated by the GTP Secured Towers that secure the applicable series of GTP Notes. These funds in turn will be used to service the payment of interest on the applicable series of GTP Notes and for any other payments required by the indentures governing the GTP Notes (the “GTP Indentures”).

The GTP Indentures include operating covenants and other restrictions customary for note offerings subject to rated securitizations. Among other things, the GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary exceptions for ordinary course trade payables and permitted encumbrances (as defined in the GTP Indentures). The GTP Indentures also contain certain covenants that require the GTP Issuers to provide the trustee with regular financial reports, operating budgets and budgets for capital improvements not included in annual financial statements in accordance with GAAP, promptly notify the trustee of events of default and material breaches under the GTP Indentures and other agreements related to the GTP Secured Towers, and allow the trustee reasonable access to the GTP Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the GTP Indentures could prevent the GTP Issuers from taking certain actions with respect to the GTP Secured Towers and could prevent the GTP Issuers from distributing excess cash flow to us. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the GTP Secured Towers securing such series, in which case we could lose the GTP Secured Towers and the revenue associated with those assets.

Under the GTP Indentures, the GTP Issuers are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. The $26.8 million held in the reserve accounts as of December 31, 2013 was classified as Restricted cash on our accompanying consolidated balance sheets.

Costa Rica Loan. In connection with our acquisition of MIPT, we assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”). The Costa Rica Loan would have matured on February 16, 2019 and bore interest at the London Interbank Offered Rate (“LIBOR”) plus 5.50%. On February 12, 2014, we repaid all amounts outstanding under the Costa Rica Loan.

Colombian Bridge Loans. In connection with the acquisition of communications sites in Colombia, one of our Colombian subsidiaries entered into five Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount outstanding of 94.0 billion COP (approximately $48.8 million), and on August 6, 2013, entered into an additional 14.0 billion COP bridge loan (approximately $7.3 million). As of December 31, 2013, the bridge loans had an aggregate principal amount outstanding of 108.0 billion COP (approximately $56.1 million), mature on April 22, 2014 and have an interest rate of 7.94%.

Mexican Loan. On November 1, 2013, in connection with the acquisition of towers in Mexico from NII, one of our Mexican subsidiaries entered into the Mexican Loan. On November 5, 2013, our Mexican subsidiary borrowed approximately 4.9 billion MXN (approximately $374.7 million). Our Mexican subsidiary maintains the ability to draw down the remaining 0.3 billion MXN under the Mexican Loan until February 28, 2014. The Mexican Loan matures on May 1, 2015 and bears interest at a margin over the Equilibrium Interbank Interest Rate (“TIIE”). The interest rate will range between 0.25% and 1.50% above TIIE, pursuant to a schedule set forth in the credit agreement. As of December 31, 2013, 4.9 billion MXN (approximately $377.5 million) was outstanding under the Mexican Loan and the margin over TIIE was 0.25%.

South African Facility. In connection with our expansion initiatives in South Africa, one of our subsidiaries entered into a 1.2 billion ZAR denominated credit facility (the “South African Facility”) in November 2011. During the year ended December 31, 2013, the subsidiary borrowed an additional 116.3 million ZAR (approximately $12.0 million) and repaid 23.8 million ZAR (approximately $2.5 million). On September 30, 2013, the subsidiary’s ability to draw on the South African Facility expired. As of December 31, 2013, 926.9 million ZAR (approximately $88.3 million) was outstanding under the South African Facility.

Indian Working Capital Facility. On April 29, 2013, one of our Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the INR equivalent of $10.0 million. Any advances made pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. As of December 31, 2013, ATC India had no amounts outstanding under the Indian Working Capital Facility. ATC India maintains the ability to draw down and repay amounts under the Indian Working Capital Facility in the ordinary course.

2011 Credit Facility. On June 28, 2013, we terminated the 2011 Credit Facility upon entering into the 2013 Credit Facility at our option without penalty or premium. The 2011 Credit Facility was undrawn at the time of termination. The 2011 Credit Facility had a term of five years and would have matured on April 8, 2016.

2012 Credit Facility. On September 26, 2013, we borrowed $963.0 million under the 2012 Credit Facility to partially fund our acquisition of MIPT. On October 29, 2013, we repaid $800.0 million with net proceeds from the 2013 Term Loan and cash on hand. On December 30, 2013, we repaid an additional $75.0 million. Accordingly, as of December 31, 2013, we had $88.0 million outstanding under the 2012 Credit Facility and had approximately $7.5 million of undrawn letters of credit. In January 2014, we repaid all amounts outstanding with proceeds from the offering of reopened 3.40% Notes and reopened 5.00% Notes. We maintain the ability to draw down and repay amounts under our 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The current margin over LIBOR that we incur on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

On September 20, 2013, we entered into an amendment agreement with respect to the 2012 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014.

On December 10, 2013, we entered into a second amendment agreement with respect to the 2012 Credit Facility. The second amendment (i) increased the limitation on indebtedness of, and guaranteed by, our subsidiaries from $600 million in the aggregate to $800 million in the aggregate, (ii) added a representation and warranty and a covenant regarding our and our subsidiaries’ compliance with sanctions laws and regulations, (iii) provided that compliance with the interest expense ratio is only required in the event that our debt ratings are below investment grade and (iv) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $200 million to $250 million.

2013 Credit Facility. On June 28, 2013, we entered into the 2013 Credit Facility, which initially allowed us to borrow up to $1.5 billion, and includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing us to request additional commitments of up to $500.0 million, which we exercised on September 20, 2013. As a result, we may borrow up to $2.0 billion under the 2013 Credit Facility.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018 and includes two one-year renewal periods at our option. Any outstanding principal and accrued but unpaid interest will be due and payable in full at final maturity. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR based borrowings or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon our debt ratings. The current margin over LIBOR that we incur on borrowings is 1.250% and the current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

On September 20, 2013, we entered into an amendment agreement with respect to the 2013 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents, (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014 and (iii) added an additional expansion feature permitting us to request an additional increase of the commitments under the 2013 Credit Facility from time to time up to an aggregate additional $750.0 million, including in the form of a term loan, from any of the lenders or other eligible lenders that elect to make such increases available, upon the satisfaction of certain conditions.

On September 26, 2013, we borrowed $1,853.0 million under the 2013 Credit Facility to partially fund our acquisition of MIPT. As of December 31, 2013, we had $1,853.0 million outstanding under the 2013 Credit Facility and had approximately $2.8 million of undrawn letters of credit. In January 2014, we used proceeds from the offering of reopened 3.40% Notes and reopened 5.00% Notes, together with cash on hand, to repay $710.0 million of existing indebtedness and, as a result, we have $1,143.0 million outstanding under the 2013 Credit Facility. We maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

Short-Term Credit Facility. On September 20, 2013, we entered into the Short-Term Credit Facility. The Short-Term Credit Facility does not require amortization of payments and may be repaid prior to maturity in whole or in part at our option without penalty or premium. The unutilized portion of the commitments under the Short-Term Credit Facility may be irrevocably reduced or terminated by us in whole or in part without penalty. The Short-Term Credit Facility matures on September 19, 2014.

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

As of December 31, 2013, we had no amounts outstanding under the Short-Term Credit Facility. We maintain the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

2012 Term Loan. On October 29, 2013, we repaid the 2012 Term Loan without penalty or premium upon entering into the 2013 Term Loan. The 2012 Term Loan had a term of five years and would have matured on June 29, 2017. On September 20, 2013, we entered into an amendment agreement with respect to the 2012 Term Loan, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00.

2013 Term Loan. On October 29, 2013, we entered into the $1.5 billion 2013 Term Loan, and together with cash on hand, repaid all amounts outstanding under the 2012 Term Loan and $800.0 million of outstanding indebtedness under the 2012 Credit Facility.

The 2013 Term Loan includes an expansion option allowing us to request additional commitments of up to $500 million. The 2013 Term Loan matures on January 3, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Term Loan may be paid prior to maturity in whole or in part at our option without penalty or premium.

We have the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.125% to 2.250% above LIBOR or between 0.125% to 1.250% above the defined base rate, in each case based upon our debt ratings. The current margin over LIBOR is 1.25%.

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

Senior Notes Offerings. On January 8, 2013, we completed a registered public offering of $1.0 billion aggregate principal amount of the 3.50% Notes. The net proceeds from the offering were approximately $983.4 million, after deducting commissions and expenses. We used $265.0 million of the net proceeds to repay the outstanding indebtedness under the 2011 Credit Facility and $718.4 million to repay a portion of the outstanding indebtedness incurred under the 2012 Credit Facility.

The 3.50% Notes mature on January 31, 2023, and interest is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on July 31, 2013. Interest on the notes began to accrue on January 8, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

On August 19, 2013, we completed a registered public offering of $750 million aggregate principal amount of the 3.40% Notes and $500 million aggregate principal amount of the 5.00% Notes. The net proceeds from the offering were approximately $1,238.7 million, after deducting commissions and estimated expenses. We used a portion of the proceeds to repay outstanding indebtedness under the 2013 Credit Facility.

On January 10, 2014, we completed a registered public offering of $250.0 million principal amount of reopened 3.40% Notes and $500.0 million principal amount of reopened 5.00% Notes. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. We used a portion of the proceeds, together with cash on hand, to repay $88.0 million of indebtedness under the 2012 Credit Facility and $710.0 million of indebtedness under the 2013 Credit Facility. As of January 10, 2014, the aggregate outstanding principal amount of each of the 3.40% Notes and 5.00% Notes was $1.0 billion.

The 3.40% Notes mature on February 15, 2019 and the 5.00% Notes mature on February 15, 2024. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes began to accrue from August 19, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

We may redeem the 3.50% Notes, the 3.40% Notes or the 5.00% Notes at any time at a redemption price equal to 100% of the principal amount of such notes, plus a make-whole premium, together with accrued interest to the redemption date. If we undergo a change of control and ratings decline, each as defined in the supplemental indenture governing such notes, we may be required to repurchase all of the 3.50% Notes, the 3.40% Notes or the 5.00% Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date.

The 3.50% Notes, the 3.40% Notes and the 5.00% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries. The supplemental indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, and our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture.

Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”).

During the year ended December 31, 2013, we repurchased 1,938,021 shares of our common stock for an aggregate of $145.0 million, including commissions and fees, pursuant to the 2011 Buyback. On September 6, 2013, we temporarily suspended repurchases following the signing of our agreement to acquire MIPT. As of December 31, 2013, we had repurchased a total of approximately 6.3 million shares of our common stock under the 2011 Buyback for an aggregate of $389.0 million, including commissions and fees.

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

We continue to manage the pacing of the remaining $1.1 billion under the 2011 Buyback in response to general market conditions and other relevant factors, including our financial policies. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2013, we received an aggregate of $45.5 million in proceeds upon exercises of stock options and from our employee stock purchase plan.

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

During the year ended December 31, 2013, we declared an aggregate of $434.5 million in regular cash distributions to our stockholders, which included our fourth quarter distribution of approximately $114.5 million on December 31, 2013 to stockholders of record at the close of business on December 16, 2013. For more details on the regular cash distributions paid to our stockholders during the year ended December 31, 2013, see note 16 to our consolidated financial statements included in this Annual Report.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of December 31, 2013, we accrued $1.9 million of distributions payable related to unvested restricted stock units. During the year ended December 31, 2013, we paid $0.2 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt, including current portion:
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A(1)	$—	$—	$—	$—	$500,000	$—	$500,000
Secured Tower Revenue Securities, Series 2013-2A(2)	—	—	—	—	—	1,300,000	1,300,000
GTP Notes(3)	2,820	254,935	720,640	93,503	245,000	172,987	1,489,885
Costa Rica Loan(3)	—	3,668	6,113	8,354	11,410	3,055	32,600
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes(4)	—	—	—	67,000	—	129,000	196,000
Colombian bridge loans(5)	56,058	—	—	—	—	—	56,058
Mexican Loan	—	377,470	—	—	—	—	377,470
Ghana loan(6)(7)	—	—	158,327	—	—	—	158,327
Uganda loan(6)(8)	—	—	—	—	—	66,926	66,926
South African Facility(9)	5,481	10,419	14,496	16,308	17,214	24,416	88,334
Colombian long-term credit facility(10)	701	2,803	9,809	11,210	14,713	30,827	70,063
Colombian loan(6)(11)	—	—	—	—	—	35,697	35,697
Indian Working Capital Facility	—	—	—	—	—	—	—

Total American Tower subsidiary debt	65,060	649,295	909,385	196,375	788,337	1,762,908	4,371,360

American Tower Corporation debt:
2012 Credit Facility	—	—	—	88,000	—	—	88,000
2013 Credit Facility	—	—	—	—	1,853,000	—	1,853,000
Short-Term Credit Facility	—	—	—	—	—	—	—
2013 Term Loan	—	—	—	—	—	1,500,000	1,500,000
4.625% senior notes	—	600,000	—	—	—	—	600,000
7.00% senior notes	—	—	—	500,000	—	—	500,000
4.50% senior notes	—	—	—	—	1,000,000	—	1,000,000
3.40% senior notes	—	—	—	—	—	750,000	750,000
7.25% senior notes	—	—	—	—	—	300,000	300,000
5.05% senior notes	—	—	—	—	—	700,000	700,000
5.90% senior notes	—	—	—	—	—	500,000	500,000
4.70% senior notes	—	—	—	—	—	700,000	700,000
3.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
5.00% senior notes	—	—	—	—	—	500,000	500,000

Total American Tower Corporation debt	—	600,000	—	588,000	2,853,000	5,950,000	9,991,000

Long-term obligations, excluding capital leases	65,060	1,249,295	909,385	784,375	3,641,337	7,712,908	14,362,360
Cash interest expense	526,000	500,000	457,000	417,000	316,000	741,000	2,957,000
Capital lease payments (including interest)	11,114	9,063	8,601	8,390	7,371	168,695	213,234

Total debt service obligations	602,174	1,758,358	1,374,986	1,209,765	3,964,708	8,622,603	17,532,594

Operating lease payments(12)	512,429	504,485	492,058	478,383	466,138	4,433,263	6,886,756
Other non-current liabilities(13)(14)	563	23,508	12,277	10,190	9,224	1,787,789	1,843,551

Total	$1,115,166	$2,286,351	$1,879,321	$1,698,338	$4,440,070	$14,843,655	$26,262,901

(1)	Anticipated repayment date; final legal maturity date is March 15, 2043.

(2)	Anticipated repayment date; final legal maturity date is March 15, 2048.

(3)	In connection with our acquisition of MIPT on October 1, 2013, we assumed approximately $1.49 billion principal amount of GTP Notes and $32.6 million of debt in Costa Rica.

(4)	Assumed by us in connection with the Unison Acquisition, and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.

(5)	Denominated in COP. The maturity dates for the Colombian bridge loans may be extended from time to time.

(6)	Denominated in U.S. Dollars.

(7)	Includes approximately $27.4 million of capitalized accrued interest pursuant to the terms of the loan agreement.

(8)	Includes approximately $5.9 million of capitalized accrued interest pursuant to the terms of the loan agreement.

(9)	Denominated in ZAR and amortizes through March 31, 2020.

(10)	Denominated in COP and amortizes through November 30, 2020.

(11)	Includes approximately $0.5 million of capitalized accrued interest pursuant to the terms of the loan agreement.

(12)	Operating lease payments include payments to be made under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases.

(13)	Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(14)	Other non-current liabilities exclude $30.5 million of liabilities for unrecognized tax positions and $30.9 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Interest Rate Swap Agreements. We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia, Costa Rica and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $139.3 million, interest rates ranging from 1.62% to 7.83% and expiration dates through November 2020. On February 12, 2014, we repaid the Costa Rica Loan and subsequently terminated the associated interest rate swap agreements.

Factors Affecting Sources of Liquidity

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management operations as of the end of 2013 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2012 Credit Facility, the 2013 Credit Facility, the Short-Term Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of December 31, 2013, we were in compliance with each of these covenants.

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.50 to 1.00 through September 30, 2014, and of 6.00 to 1.00 thereafter. Based on our financial performance for the twelve months ended December 31, 2013, we could incur approximately $1.2 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $185 million and we would still remain in compliance with this ratio.

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2013, we could incur approximately $3.4 billion of additional Senior Secured Debt and still remain in compliance with the current ratio (effectively, however, this ratio would be limited to $1.2 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.1 billion and we would still remain in compliance with the current ratio.

Interest Coverage Ratio: In the event our debt ratings fall below investment grade, we will be required to maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended December 31, 2013, our interest expense, which was $447 million for that period, could increase by approximately $500 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $1.2 billion and we would still remain in compliance with this ratio. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

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

Restrictions Under Agreements Relating to the Securitization and the GTP Notes. The Loan Agreement related to the Securitization and the GTP Indentures include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, the Borrowers and GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement and GTP Indentures).

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the Loan or the GTP Notes (as applicable), which must be deposited, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the assets securing the Loan or the GTP Notes are released to the Borrowers or the applicable GTP Issuer, which can then be distributed to, and used by, us. Since the inception of the Loan in March 2013 through December 31, 2013, the Borrowers have distributed excess cash to us of approximately $496.1 million. Since our assumption of the GTP Notes on October 1, 2013, through December 31, 2013, the GTP Issuers have distributed excess cash to us of approximately $48.8 million.

In order to distribute this excess cash flow to us, the Borrowers and the GTP Issuers must maintain a specified debt service coverage ratio (“DSCR”), calculated as the ratio of the net cash flow (as defined in the Loan Agreement or the applicable GTP Indenture) to the amount of interest required to be paid over the succeeding twelve months on the principal amount of the Loan or the principal amount of the GTP Notes that will be outstanding on the payment date following such date of determination, plus the amount of the payable trustee and servicing fees. If the DSCR with respect to the Securities or any series of GTP Notes issued by GTP Towers or GTP Partners is equal to or below 1.30x (the “Cash Trap DSCR”) at the end of any calendar quarter and it continues for two consecutive calendar quarters, or if the DSCR with respect to any series of GTP Notes issued by GTP Cellular Sites is equal to or below the Cash Trap DSCR at the end of any calendar month and it continues for two consecutive calendar months, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required with respect to the particular series of Securities or GTP Notes under the Loan Agreement or GTP Indentures, as applicable, will be deposited into reserve accounts instead of being released to the Borrowers or the GTP Issuers. The funds in the reserve accounts will not be released to the Borrowers, GTP Towers or GTP Partners for distribution to us unless the DSCR with respect to such series of Securities or GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar quarters. Likewise, the funds in the reserve account will not be released to GTP Cellular Sites for distribution to us unless the DSCR with respect to such series of GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar months.

Additionally, an “amortization period,” commences as of the end of any calendar quarter with respect to the Securities and the series of GTP Notes issued by GTP Towers and GTP Partners, and as of the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, if the DSCR of such series equals or falls below 1.15x (the “Minimum DSCR”). The “amortization period” will continue to exist until the end of any calendar quarter with respect to the Securities and the series of GTP Notes issued by GTP Towers and GTP Partners for which the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. Similarly, the “amortization period” will continue to exist until the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, for which the DSCR exceeds the Minimum DSCR for two consecutive calendar months.

If on the anticipated repayment date, the outstanding principal amount with respect to any series of the GTP Notes or the component of the Loan corresponding to the applicable subclass of the Securities has not been paid in full, an “amortization period” will continue until such principal amount of the applicable series of GTP Notes or the component of the Loan corresponding to the applicable subclass of Securities is repaid in full.

During an amortization period, all excess cash flow and any amounts then in the reserve accounts because the Cash Trap DSCR was not met would be applied to pay principal of the applicable subclass of Securities or series of GTP Notes on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any subclass of the Securities or series of GTP Notes from and after the anticipated repayment date at a per annum rate determined in accordance with the Loan Agreement or Indentures, as applicable.

Consequently, a failure to meet the noted DSCR tests could prevent the Borrowers or GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and fund our stock repurchase program. If the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case we could lose the towers and the revenue associated with the towers. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the GTP Secured Towers securing such series, in which case we could lose the GTP Secured Towers and the revenue associated with those assets.

As of December 31, 2013, the Borrowers’ DSCR was 9.34x. Based on the Borrowers’ net cash flow for the calendar quarter ended December 31, 2013 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Loan, the Borrowers could endure a reduction of approximately $383 million in net cash flow before triggering the Cash Trap DSCR, and approximately $390 million in net cash flow before triggering the Minimum DSCR. As of December 31, 2013, the DSCR of GTP Towers, GTP Partners and GTP Cellular Sites were 3.53x, 2.84x and 2.48x, respectively. Based on the net cash flow of GTP Towers, GTP Partners and GTP Cellular Sites for the calendar quarter ended December 31, 2013 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the applicable series of GTP Notes, GTP Towers, GTP Partners and GTP Cellular Sites could endure a reduction of approximately $29.0 million, $66.8 million and $15.7 million, respectively, in net cash flow before triggering the Cash Trap DSCR, and approximately $31.0 million, $73.3 million and $17.7 million, respectively, in net cash flow before triggering the Minimum DSCR.

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

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under Item 1A of this Annual Report under the caption “Risk Factors,” we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2013. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

•

Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets, including intangibles, for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable. We review our tower portfolio and network location intangible assets for indicators of impairment at the lowest level of identifiable cash flows, typically at an individual tower basis. Possible indicators include a tower not having current tenant leases or having expenses in excess of revenues. A cash flow modeling approach is utilized to assess recoverability and incorporates, among other items, the tower location, the tower location demographics, the timing of additions of new tenants, lease rates and estimated length of tenancy and ongoing cash requirements. If the sum of the estimated undiscounted future cash flows under this approach is less than the carrying amount of the assets, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. We record any related impairment charge in the period in which we identify such impairment.

We monitor our customer-related intangible assets on a customer by customer basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. We assess recoverability by determining whether the carrying value of the customer-related intangible assets will be recovered through projected undiscounted cash flows. If we determine that the carrying value of the customer-related intangible asset may not be recoverable, we measure any impairment based on the fair value of the asset as determined by the projected future discounted cash flows to be provided from the asset, as compared to the asset’s carrying value. We record any related impairment charge in the period in which we identify such impairment.

•

Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Goodwill is recorded in our domestic and international rental and management segments and network development services segment. We utilize the two step impairment test when testing goodwill for impairment and we employ a discounted cash flow analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. Under the first step of this test, we compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.

During the year ended December 31, 2013, no potential impairment was identified under the first step of the test. The fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin; except for one reporting unit, whose fair value exceeded the carrying value by approximately $14.3 million. For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that none of (i) a 2% reduction in projected revenues, (ii) a 60 basis point increase in the weighted average cost of capital or (iii) a 20% reduction in terminal sales growth rate, individually, which we determined to be reasonable, would impact our conclusions.

The goodwill recorded in this reporting unit approximated $15.4 million as of December 31, 2013, and is the result of recently completed acquisitions. Accordingly, the sensitivity of projections to changes in the various assumptions is due, in part, to the timing of the underlying acquisition, current levels of cash flows and amounts of cash flows generated in excess of the planned amounts. Due to the proximity of the acquisition date to the measurement date, the fair value of intangible assets and goodwill used to test for impairment is in line with the fair value used to initially measure the business.

•

Asset Retirement Obligations: We recognize the fair value of obligations to remove our tower assets and remediate the leased land upon which certain of our tower assets are located. The associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date.

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net decrease in the estimated obligation of $10.3 million during the year ended December 31, 2013. The change in 2013 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Acquisitions: For those acquisitions that meet the definition of a business combination, we allocate the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For those transactions that do not meet the definition of a business combination, we allocate the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer-related and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future customer cash flows, including rate and terms of renewal and attrition. The determination of the final purchase price and acquisition-date fair value of the identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized.

•

Revenue Recognition: Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectibility is reasonably assured, regardless of whether the payments from the tenants are received in equal monthly amounts. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases. Total rental and management straight-line revenues for the years ended December 31, 2013, 2012 and 2011 approximated $147.7 million, $165.8 million and $144.0 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, and approximately 55% of our revenues are derived from four tenants in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of our borrowers and tenants. In recognizing customer revenue we must assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

•

Rent Expense: Many of the leases underlying our tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. We calculate straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears to be reasonably assured. Certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease, if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, we calculate our straight-line ground rent over the term of the ground lease, including all renewal options to fulfill the tenant lease obligation. In addition to the straight-line ground rent expense recorded, we also record an associated straight-line rent liability in Other non-current liabilities in the accompanying consolidated balance sheets. Leases may contain complex terms that often are subject to interpretation.

•

Stock-Based Compensation: We measure stock-based compensation cost at the accounting measurement date based on the fair value of the award and recognize an expense over the service period, which generally represents the vesting period. Effective January 1, 2013, our Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013 that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, we recognize compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. The expense recognized over the service period is required to include an estimate of the awards that will not fully vest and be forfeited. The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account a number of assumptions at the accounting measurement date including the stock price, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected distributions, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and could significantly impact the value of the option and hence the compensation expense. The fair value of restricted stock units is based on the fair value of our common stock on the grant date. We recognize stock-based compensation in either selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of our tower assets.

•

Income Taxes: We elected to be taxed as a REIT under the Code effective January 1, 2012, and are generally not subject to federal and state income taxes on our QRSs’ taxable income that we distribute to our stockholders provided that we meet certain organizational and operating requirements. However, even as a REIT, we will remain obligated to pay income taxes on earnings from our TRS assets. In addition, our international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for financial reporting purposes differs from the timing of recognition for tax reporting purposes, deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate. We do not expect to pay federal taxes on our REIT taxable income.

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

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on comprehensive income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) by component. This guidance enhances the transparency of changes in other comprehensive income (“OCI”) and items transferred out of AOCI in the financial statements and it does not amend any existing requirements for reporting net income or OCI in the financial statements. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on our financial statements.

In February 2013, the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim reporting periods beginning on or after

January 1, 2013 on a retrospective basis. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on our financial statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of December 31, 2013 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents the aggregate notional principal amount and weighted-average interest rate.

As of December 31, 2013

(In thousands, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$63,950	$858,232	$881,985	$663,425	$1,747,499	$6,144,254	$10,359,345	$10,650,284
Average Interest Rate(a)	7.68%	4.79%	5.74%	6.38%	3.44%	4.41%
Variable Rate Debt(b)	$6,182	$394,359	$30,417	$123,872	$1,896,337	$1,625,226	$4,076,393	$4,067,620
Average Interest Rate(b)(c)	8.88%	4.22%	8.06%	3.58%	1.57%	1.86%

Interest Rate Swaps
Notional Amount	$3,301	$12,103	$22,572	$27,428	$34,452	$39,423	$139,279	$2,095
Average Interest Rate(d)							9.99%

(a)	Fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); Unison Notes, acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of December 31, 2013 was $205.4 million); GTP Notes, acquired in connection with our acquisition of MIPT ($1.5 billion principal amount due at maturity, the balance as of December 31, 2013 was $1.5 billion); the 3.40% senior notes due 2019 ($750.0 million principal amount due at maturity, the balance as of December 31, 2013 was $749.4 million); the 5.00% senior notes due 2024 ($500.0 million principal amount due at maturity, the balance as of December 31, 2013 was $499.5 million); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of December 31, 2013 was $296.7 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of December 31, 2013 was $599.8 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of December 31, 2013 was $699.4 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of December 31, 2013 was $999.5 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of December 31, 2013 was $499.4 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of December 31, 2013 was $698.9 million); the 3.50% Notes due 2023 ($1.0 billion principal amount due at maturity, the balance as of December 31, 2013 was $992.5 million); and other debt of $323.5 million (including the Colombian bridge loans, Colombian loan, Ghana loan and other debt including capital leases).

(b)	Variable rate debt included the 2012 Credit Facility ($88.0 million), which matures on January 31, 2017, the 2013 Credit Facility ($1.9 billion), which matures on June 28, 2018 and the 2013 Term Loan ($1.5 billion), which matures on January 3, 2019. Variable rate debt also included $88.3 million of indebtedness outstanding under the South African Facility, which amortizes through March 31, 2020, $66.9 million of indebtedness under the Uganda loan, which matures on June 29, 2019, $70.1 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020, $377.5 million of indebtedness under the Mexican Loan, which matures on May 1, 2015 and $32.6 million of indebtedness under the Costa Rica Loan, which would have amortized through February 16, 2019 (on February 12, 2014, we repaid the Costa Rica Loan). Interest on the 2012 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The interest rate in effect at December 31, 2013 for the 2012 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan was 1.795%, 1.42% and 1.42%, respectively. For the year ended December 31, 2013, the weighted average interest rate under the 2011 Credit Facility, the 2012 Credit Facility, the 2013 Credit Facility, the 2012 Term Loan and the 2013 Term Loan was 1.73%. Interest on the South African Facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at December 31, 2013, after giving effect to our interest rate swap agreements in South Africa, was 9.89%. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda loan accrued interest at 5.98% at December 31, 2013. Interest on the Colombian long-term credit facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at December 31, 2013, after giving effect to our interest rate swap agreements in Colombia, was 10.13%. Interest on the Mexican Loan is payable in accordance with the applicable TIIE plus margin (as defined). The Mexican Loan accrued interest at 4.04% at December 31, 2013. Interest on the Costa Rica Loan is payable in accordance with LIBOR plus the applicable margin (as defined). The weighted average interest rate at December 31, 2013, after giving effect to our interest rate swap agreements in Costa Rica, was 6.90%.

(c)	Based on rates effective as of December 31, 2013.

(d)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia, Costa Rica and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $139.3 million, interest rates ranging from 1.62% to 7.83% and expiration dates through November 2020. On February 12, 2014, we repaid the Costa Rica Loan and subsequently terminated the associated interest rate swap agreements.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2013, was comprised of $88.0 million under the 2012 Credit Facility, $1,853.0 million under the 2013 Credit Facility, $1,500.0 million under the 2013 Term Loan, $66.9 million under the Uganda loan, $43.6 million under the South African Facility after giving effect to our interest rate swap agreements, $17.5 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreements, $377.5 million under the Mexican Loan and $5.6 million under the Costa Rica Loan after giving effect to our interest rate swap agreements. A 10% increase in current interest rates would result in an additional $7.4 million of interest expense for the year ended December 31, 2013.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity and as a component of comprehensive income (loss). We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of currency fluctuations. For the year ended December 31, 2013, approximately 33% of our revenues and approximately 40% of our operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2013. As of December 31, 2013, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of December 31, 2013, we have incurred a substantial amount of additional intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $228.6 million of unrealized gains or losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2013.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. As discussed in Item 1 of this Annual Report under the caption “Business” and in note 6 to our consolidated financial statements included in this Annual Report, we completed our acquisition of MIPT in October 2013. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at MIPT, whose financial statements reflect total assets and revenues constituting approximately 25% and 3%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2013.

In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting at MIPT for the quarter and year ended December 31, 2013. We consider the acquisition of MIPT material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of MIPT into our internal control structure.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MIP Tower Holdings LLC, which was acquired on October 1, 2013 and whose financial statements constitute 25% of total assets and 3% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at MIP Tower Holdings LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 25, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 14, 2014 are set forth below:

James D. Taiclet, Jr.	53	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	55	Executive Vice President and Chief Financial Officer
Edmund DiSanto	61	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	50	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	52	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr.	50	Senior Vice President, Finance and Corporate Controller
Amit Sharma	63	Executive Vice President and President, Asia

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot. He holds a Masters Degree in Public Affairs from Princeton University, where he was awarded a Fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet is a member of the Council on Foreign Relations, is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) and serves on the Board of Trustees of Brigham and Women’s Healthcare, Inc., in Boston, Massachusetts.

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer, and assumed the role of Treasurer from February 2012 until December 2013. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis, and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President in Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett earned his M.B.A. degree from Rutgers University and a Bachelor of Science in Engineering from Lehigh University, and became a Certified Public Accountant. Mr. Bartlett currently serves on the board of directors of Equinix, Inc.

Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Mr. DiSanto joined us in April 2007. Prior to joining us, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies, and from 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned his

J.D. degree from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the board of directors of the Business Council for International Understanding.

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

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed our Executive Vice President and President, U.S. Tower Division. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. In October 2010, Mr. Marshall was appointed a director of PCIA -The Wireless Infrastructure Association. In April 2011, he was appointed the Director of the Competitive Carriers Association, formerly known as the Rural Cellular Association. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

Robert J. Meyer, Jr. is our Senior Vice President, Finance and Corporate Controller. Mr. Meyer joined us in August 2008. Prior to joining us, Mr. Meyer was with Bright Horizons Family Solutions since 1998, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to that, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned his Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is also a Certified Public Accountant.

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

Information regarding our Code of Conduct applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Annual Report under the caption “Business—Available Information.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2014.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2014

/S/ THOMAS A. BARTLETT Thomas A. Bartlett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2014

/S/ ROBERT J. MEYER, JR. Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 25, 2014

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 25, 2014

/S/ RONALD M. DYKES Ronald M. Dykes	Director	February 25, 2014

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 25, 2014

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 25, 2014

/S/ JOANN A. REED JoAnn A. Reed	Director	February 25, 2014

/S/ PAMELA D.A. REEVE Pamela D. A. Reeve	Director	February 25, 2014

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 25, 2014

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	February 25, 2014

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 25, 2014

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,576	$368,618
Restricted cash	152,916	69,316
Short-term investments	18,612	6,018
Accounts receivable, net	151,084	143,562
Prepaid and other current assets	314,067	222,999
Deferred income taxes	22,401	25,754

Total current assets	952,656	836,267

PROPERTY AND EQUIPMENT, net	7,262,175	5,765,856
GOODWILL	3,729,901	2,842,643
OTHER INTANGIBLE ASSETS, net	6,701,459	3,206,085
DEFERRED INCOME TAXES	262,529	209,589
DEFERRED RENT ASSET	918,847	776,201
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	445,004	452,788

TOTAL	$20,272,571	$14,089,429

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$171,050	$89,578
Accrued expenses	415,324	286,962
Distributions payable	575	189
Accrued interest	105,751	71,271
Current portion of long-term obligations	70,132	60,031
Unearned revenue	161,926	124,147

Total current liabilities	924,758	632,178

LONG-TERM OBLIGATIONS	14,408,146	8,693,345
ASSET RETIREMENT OBLIGATIONS	526,869	435,624
OTHER NON-CURRENT LIABILITIES	822,758	644,101

Total liabilities	16,682,531	10,405,248

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value; 1,000,000,000 shares authorized; 397,674,350 and 395,963,218 shares issued; and 394,864,324 and 395,091,213 shares outstanding, respectively	3,976	3,959
Additional paid-in capital	5,130,616	5,012,124
Distributions in excess of earnings	(1,081,467)	(1,196,907)
Accumulated other comprehensive loss	(311,220)	(183,347)
Treasury stock (2,810,026 and 872,005 shares at cost, respectively)	(207,740)	(62,728)

Total American Tower Corporation equity	3,534,165	3,573,101
Noncontrolling interest	55,875	111,080

Total equity	3,590,040	3,684,181

TOTAL	$20,272,571	$14,089,429

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES:
Rental and management	$3,287,090	$2,803,490	$2,386,185
Network development services	74,317	72,470	57,347

Total operating revenues	3,361,407	2,875,960	2,443,532

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $977, $793 and $1,105, respectively)	828,742	686,681	590,272
Network development services (including stock-based compensation expense of $567, $968 and $1,224, respectively)	31,131	35,798	30,684
Depreciation, amortization and accretion	800,145	644,276	555,517
Selling, general, administrative and development expense (including stock-based compensation expense of $66,594, $50,222 and $45,108, respectively)	415,545	327,301	288,824
Other operating expenses	71,539	62,185	58,103

Total operating expenses	2,147,102	1,756,241	1,523,400

OPERATING INCOME	1,214,305	1,119,719	920,132

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,483, $1,485 and $1,474, respectively	22,235	14,258	14,214
Interest income	9,706	7,680	7,378
Interest expense	(458,296)	(401,665)	(311,854)
Loss on retirement of long-term obligations	(38,701)	(398)	—
Other expense (including unrealized foreign currency losses of $211,722, $34,330 and $131,053, respectively)	(207,500)	(38,300)	(122,975)

Total other expense	(672,556)	(418,425)	(413,237)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	541,749	701,294	506,895
Income tax provision	(59,541)	(107,304)	(125,080)
Income on equity method investments	—	35	25

NET INCOME	$482,208	$594,025	$381,840
Net loss attributable to noncontrolling interest	69,125	43,258	14,622

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$551,333	$637,283	$396,462

NET INCOME PER COMMON SHARE AMOUNTS:
BASIC NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$1.40	$1.61	$1.00

DILUTED NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$1.38	$1.60	$0.99

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	395,040	394,772	395,711

DILUTED	399,146	399,287	400,195

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$482,208	$594,025	$381,840
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $374, $905 and $1,334, respectively	1,107	(5,315)	1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $237, $208 and $74, respectively	2,572	1,132	225
Net unrealized loss on available-for-sale securities, net of taxes of $65	—	—	(104)
Reclassification of unrealized losses on available-for-sale securities to net income	—	495	—
Foreign currency translation adjustments, net of taxes of $9,207, $7,677 and $1,702, respectively	(135,079)	(58,387)	(187,466)
Reclassifications due to REIT conversion	—	—	(1,752)

Other comprehensive loss	(131,400)	(62,075)	(187,120)

Comprehensive income	350,808	531,950	194,720

Comprehensive loss attributable to noncontrolling interest	72,652	64,603	21,072

Comprehensive income attributable to American Tower Corporation	$423,460	$596,553	$215,792

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2011	486,056,952	$4,860	(87,379,718)	$(3,381,966)	$8,577,093	$38,053	$(1,736,596)	$3,114	$3,504,558

Stock-based compensation related activity	3,033,698	30	—	—	128,128	—	—	—	128,158
Issuance of common stock—Stock Purchase Plan	79,049	1	—	—	3,522	—	—	—	3,523
Treasury stock activity	—	—	(8,147,902)	(423,932)	—	—	—	—	(423,932)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	1,977	—	—	1,977
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	225	—	—	225
Net unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	(104)	—	—	(104)
Reclassifications due to REIT conversion	—	—	—	—	—	(1,752)	—	—	(1,752)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(181,016)	—	(6,450)	(187,466)
Retirement of treasury stock	(95,527,620)	(955)	95,527,620	3,805,898	(3,804,943)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	141,387	141,387
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(507)	(507)
Dividends/distributions declared	—	—	—	—	—	—	(137,765)	—	(137,765)
Net income	—	—	—	—	—	—	396,462	(14,622)	381,840

BALANCE, DECEMBER 31, 2011	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	2,233,390	22	—	—	103,798	—	—	—	103,820
Issuance of common stock—Stock Purchase Plan	87,749	1	—	—	4,526	—	—	—	4,527
Treasury stock activity	—	—	(872,005)	(62,728)	—	—	—	—	(62,728)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(4,733)	—	(582)	(5,315)
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	998	—	134	1,132
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(37,490)	—	(20,897)	(58,387)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	53,341	53,341
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(580)	(580)
Dividends/distributions declared	—	—	—	—	—	—	(356,291)	—	(356,291)
Net income	—	—	—	—	—	—	637,283	(43,258)	594,025

BALANCE, DECEMBER 31, 2012	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	1,633,380	16	—	—	113,566	—	—	—	113,582
Issuance of common stock—Stock Purchase Plan	77,752	1	—	—	4,926	—	—	—	4,927
Treasury stock activity	—	—	(1,938,021)	(145,012)	—	—	—	—	(145,012)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	867	—	240	1,107
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	2,420	—	152	2,572
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(131,160)	—	(3,919)	(135,079)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(573)	(573)
Dividends/distributions declared	—	—	—	—	—	—	(435,893)	—	(435,893)
Net income	—	—	—	—	—	—	551,333	(69,125)	482,208

BALANCE, DECEMBER 31, 2013	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$482,208	$594,025	$381,840
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	800,145	644,276	555,517
Stock-based compensation expense	68,138	51,983	47,437
(Increase) decrease in restricted cash	(52,717)	(26,500)	11,867
Loss on investments, unrealized foreign currency loss and other non-cash expense	222,390	60,002	149,191
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	32,672	34,280	17,412
Loss on early retirement of securitized debt	35,288	—	—
Amortization of deferred financing costs, debt discounts and other non-cash interest	7,596	11,090	13,092
Provision for losses on accounts receivable	(1,410)	(4,155)	7,101
Deferred income taxes	(29,485)	29,300	56,852
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(19,080)	(43,679)	(28,857)
Prepaid and other assets	(96,038)	84,640	(43,659)
Deferred rent asset	(145,689)	(164,219)	(143,994)
Accounts payable and accrued expenses	83,746	21,880	84,699
Accrued interest	51,076	25,031	23,360
Unearned revenue	108,487	68,015	(6,351)
Deferred rent liability	30,246	33,707	30,952
Other non-current liabilities	21,474	(5,285)	9,483

Cash provided by operating activities	1,599,047	1,414,391	1,165,942

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchases of property and equipment and construction activities	(724,532)	(568,048)	(523,015)
Payments for acquisitions, net of cash acquired	(4,461,764)	(1,997,955)	(2,320,673)
Proceeds from sales of short-term investments, available-for-sale securities and other long-term assets	421,714	374,682	69,971
Payments for short-term investments	(427,267)	(352,306)	(42,590)
Deposits, restricted cash, investments and other	18,512	(14,758)	25,495

Cash used in investing activities	(5,173,337)	(2,558,385)	(2,790,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	8,191	(55,264)	128,121
Borrowings under credit facilities	3,507,000	2,582,000	1,005,014
Proceeds from issuance of senior notes, net	2,221,792	698,670	499,290
Proceeds from term loan credit facility	1,500,000	750,000	—
Proceeds from other long-term borrowings	402,688	177,299	212,783
Proceeds from issuance of Securities in Securitization transaction, net	1,778,496	—	—
Repayments of notes payable, credit facilities and capital leases	(5,337,339)	(2,658,566)	(395,384)
Contributions from noncontrolling interest holders, net	17,447	52,761	140,880
Purchases of common stock	(145,012)	(62,728)	(437,402)
Proceeds from stock options and Stock Purchase Plan	45,496	55,441	85,642
Distributions	(434,687)	(355,574)	(137,765)
Payment for early retirement of securitized debt	(29,234)	—	—
Deferred financing costs and other financing activities	(9,273)	(13,673)	(15,084)

Cash provided by financing activities	3,525,565	1,170,366	1,086,095

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(26,317)	12,055	(14,997)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(75,042)	38,427	(553,772)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	368,618	330,191	883,963

CASH AND CASH EQUIVALENTS, END OF YEAR	$293,576	$368,618	$330,191

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), an independent owner, operator and developer of wireless and broadcast communications real estate in the United States, Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Panama, Peru, South Africa and Uganda. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. Since January 1, 2012, the Company has been organized and has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. ATC conducts its international operations through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international holding and operating subsidiaries and joint ventures.

In May 2011, the Company announced its intention to reorganize to qualify as a REIT for federal income tax purposes. Effective December 31, 2011, the Company completed the merger with its predecessor (“American Tower”) that was approved by American Tower’s stockholders in November 2011. At the time of the merger all outstanding shares of Class A common stock of American Tower were converted into a right to receive an equal number of shares of common stock of the surviving corporation. In addition, each share of Class A common stock of American Tower held in treasury at December 31, 2011 ceased to be outstanding, and a corresponding adjustment was recorded to additional paid in capital and common stock.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary of a REIT that is subject to applicable corporate income tax. The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The non-REIT qualified businesses that the Company holds through TRSs include most of its network development services segment. In addition, the Company has included most of its international operations and managed networks business within its TRSs.

As a REIT, the Company generally will not be subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from leasing space on its towers. However, even as a REIT, the Company will remain obligated to pay income taxes on earnings from its TRS operations. In addition, the Company’s international assets and operations, including those designated as qualified REIT subsidiaries or other disregarded entities (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The Company may, from time to time, change the election of previously designated TRSs that hold certain of its operations to be treated as QRSs, and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs. The Company changed the previous TRS election for certain of its Mexican subsidiaries to be treated as QRSs as of March 1, 2013. In addition, the Company restructured certain of its domestic TRSs to be treated as QRSs as of January 1, 2014.

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

Changes in Presentation—Changes have been made to the presentation of certain footnotes as of December 31, 2012 to conform to the current year presentation.

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

The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and approximately 55% of its current year revenues are derived from four tenants. In addition, the Company has concentrations of credit risk in certain geographic areas.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the credit worthiness of its borrowers and tenants. In recognizing customer revenue, the Company must assess the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as collectibility is determined to be reasonably assured. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.

Accounts receivable is reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as tenants in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances when they are determined to be uncollectible. Such determination includes analysis and consideration of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

particular conditions of the account. Changes in the allowances were as follows for the years ended December 31, (in thousands):

	2013	2012	2011
Balance as of January 1	$20,406	$24,412	$22,505
Current year increases	7,025	8,028	17,008
Write-offs, net of recoveries and other	(7,536)	(12,034)	(15,101)

Balance as of December 31	$19,895	$20,406	$24,412

Functional Currency—The functional currency of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica and Panama, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period. All foreign currency revenues and expenses are translated at the average monthly exchange rates. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recognized in the consolidated statements of operations and are the result of transactions of a subsidiary being denominated in a currency other than its functional currency. In addition, intercompany notes with balances denominated in a currency other than the subsidiary’s functional currency, with the exception of those whose payment is not planned or anticipated in the foreseeable future, are subject to remeasurement based on the exchange rate in effect at the end of the reporting period. The effect of this remeasurement is recorded as an unrealized gain or loss prior to repayment and is reflected in Other expense (income) in the consolidated statements of operations.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments, including money market funds, with remaining maturities of three months or less when acquired, whose cost approximates fair value.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the Company’s securitization transaction (the “Securities”), the Secured Cellular Site Revenue Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F (collectively, the “Unison Notes”), assumed by the Company as a result of the acquisition of certain legal entities from Unison Holdings, LLC and Unison Site Management II, L.L.C. (collectively, “Unison”), and six series, consisting of eleven separate classes, of Secured Tower Revenue Notes (collectively, the “GTP Notes”) assumed by the Company as a result of the Company’s acquisition of MIP Tower Holdings LLC (see note 6).

Short-Term Investments—Short-term investments include highly-liquid investments with original maturities in excess of three months when acquired.

Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $44.1 million, $41.6 million and $35.6 million, respectively. Interest costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $1.8 million, $1.9 million and $2.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives. Towers and related assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease, taking into consideration lease renewal options and residual value.

Towers or assets acquired through capital leases are reflected in Property and equipment, net at the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Property and equipment, network location intangibles and assets held under capital leases are amortized over the shorter of the applicable lease term or the estimated useful life of the respective assets for periods generally not exceeding twenty years.

Goodwill and Other Intangible Assets—The Company reviews goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

The Company’s goodwill is recorded in its domestic and international rental and management segments and network development services segment. The Company utilizes the two-step impairment test when testing goodwill for impairment and employs a discounted cash flow analysis.

The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital, and an expected tax rate. Under the first step of this test, the Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying value of the applicable reporting unit. If the carrying value exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.

During the years ended December 31, 2013, 2012 and 2011, no potential impairment was identified under the first step of the test as the fair value of each of the reporting units was in excess of its carrying value.

Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable.

Deferred Rent Asset—The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease in which revenue is recognized on a straight-line basis over the lease term.

Notes Receivable and Other Non-Current Assets—Notes receivable and other non-current assets primarily consists of prepaid ground lease assets, value added tax receivable, notes receivable from TV Azteca, long-term deposits, favorable leasehold interests and other non-current assets.

Derivative Financial Instruments—Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

The primary risk managed through the use of derivative instruments is interest rate risk. From time to time, the Company enters into interest rate swap agreements to manage exposure on the variable rate debt under its credit facilities and to manage variability in cash flows relating to forecasted interest payments. Under these agreements, the Company is exposed to credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s credit risk exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company may also enter into forward starting interest rate swap agreements and treasury lock agreements, which the Company designates as cash flow hedges, to manage exposure to variability in cash flows relating to forecasted interest payments in connection with the likely issuance of new fixed rate debt. Settlement gains and losses on terminations of these forward starting interest rate swap agreements are recorded in other comprehensive income (loss) and amortized to interest expense over the term of the newly issued debt.

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

Fair Value Measurements—The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Discount and Premium on Notes—The Company amortizes the discounts and premiums on its notes using the effective interest method over the term of the obligation. Such amortization is reflected in Interest expense and Interest income, TV Azteca, net in the accompanying consolidated statements of operations.

Asset Retirement Obligations—The Company has certain obligations related to tower assets, which are principally obligations to remediate leased land on which certain of the Company’s tower assets are located, that require the recognition of an asset retirement obligation. The fair value of asset retirement obligations associated with an entity’s obligation to retire tangible long-lived assets is recognized in the period in which it is incurred and can be reasonably estimated. Such asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion in the consolidated statements of operations. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related tangible long-lived asset.

The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted, risk-free interest rates that approximate the Company’s incremental borrowing rate.

Income Taxes—As a REIT, the Company is generally not subject to federal income taxes on income and gains distributed to the Company’s stockholders. However, the Company remains obligated to pay income taxes on

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings from domestic TRSs. In addition, the Company’s international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or where those operations are conducted, including those designated as QRSs for federal income tax purposes. Accordingly, the consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized within a reasonable period of time. The Company also periodically reviews its valuation allowances on deferred tax assets to reduce the deferred tax asset to the amount that management believes is more likely than not to be realized.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Other income in the consolidated statements of operations.

Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in other comprehensive income (loss), but excluded from net income, as these amounts are recorded directly as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) is primarily comprised of changes in fair value of effective derivative cash flow hedges, unrealized losses in available-for-sale securities, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges and available-for-sale securities.

Treasury Stock—The Company records treasury stock purchases using the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account, Treasury stock. The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases unless and until such time as the shares are formally retired or reissued. As part of the Company’s conversion to a REIT, all treasury stock outstanding at the time was retired.

Distributions—During the year ended December 31, 2011, the Company paid a one-time special cash distribution to its stockholders of approximately $137.8 million, or $0.35 per share, of earnings and profits accumulated during the years it was taxed as a C corporation, in anticipation of commencing to operate as a REIT effective January 1, 2012. As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). During the years ended December 31, 2013 and 2012, the Company declared and paid distributions of its REIT taxable income of an aggregate of $434.5 million or $1.10 per share and $355.6 million, or $0.90 per share, respectively. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions—For transactions that meet the definition of a business combination, the Company allocates the purchase price, including any contingent consideration, to the assets acquired and the liabilities assumed at their estimated fair values as of the date of the acquisition with any excess of the purchase price paid over the estimated fair value of net assets acquired recorded as goodwill. For transactions that do not meet the definition of a business combination, the Company first allocates the purchase price to property and equipment for the fair value of the towers and to identifiable intangible assets (primarily acquired customer-related and network location intangibles). The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset, adjusted for an estimated reduction in fair value due to depreciation, and the economic useful life. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future cash flows. The determination of the final purchase price and the acquisition-date fair value of identifiable assets acquired and liabilities assumed may extend over more than one period and result in adjustments to the preliminary estimate recognized in the prior period financial statements.

Revenue Recognition—Rental and management revenues are recognized on a monthly basis under lease or management agreements when earned and when collectibility is reasonably assured. Fixed escalation clauses present in non-cancellable lease agreements, excluding those tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are recognized on a straight-line basis over the fixed, non-cancellable terms of the applicable leases and included in the Deferred rent asset on the accompanying consolidated balance sheets. Total rental and management straight-line revenues for the years ended December 31, 2013, 2012 and 2011 approximated $147.7 million, $165.8 million and $144.0 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and recognized as revenue over the initial terms of the applicable leases. Amounts billed or received prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

Network development services revenues are derived under contracts or arrangements with customers that provide for billings either on a fixed price basis or a variable price basis, which includes factors such as time and expenses. Revenues are recognized as services are performed. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears to be reasonably assured. Certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. For towers with these types of tenant leases at the inception of the ground lease, the Company calculates its straight-line ground rent over the term of the ground lease, including all renewal options required to fulfill the tenant lease obligation.

Total rental and management straight-line ground rent expense for the years ended December 31, 2013, 2012 and 2011 approximated $29.7 million, $33.7 million and $31.0 million, respectively. In addition to the straight-line ground rent expense recorded by the Company, the Company also records its straight-line rent liability in Other non-current liabilities and records prepaid ground rent in Prepaid and other current assets and Notes receivable and other non-current assets in the accompanying consolidated balance sheets.

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

Stock-Based Compensation—Stock-based compensation cost is measured at the accounting measurement date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. Effective January 1, 2013, the Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013 that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, the Company recognizes compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. The expense recognized over the service period includes an estimate of awards that will not fully vest and be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock units based on the fair value of the units at the grant date. The Company’s stock-based compensation expense is recognized in either Selling, general, administrative and development expense, costs of operations or capitalized as part of the Company’s cost to construct tower assets.

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

The Company reviews its tower portfolio and network location intangible assets for indications of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its customer-related intangible assets on a customer by customer basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying value of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets. If the Company determines that the carrying value of an asset may not be recoverable, the Company will measure any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information relative to the asset’s fair value, as compared to the asset’s carrying value. The Company records any related impairment charge in the period in which the Company identifies such impairment.

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value and non-cash charges related to the write-off of deferred financing fees.

Earnings Per Common Share—Basic and Diluted—Basic income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the treasury stock method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 19).

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the year ended December 31, 2013, the Company matched 75% of the first 6% of a participant’s contributions. The Company’s matching contribution for the years ended December 31, 2012 and 2011 was 50% of the first 6% of a participant’s contributions. For the years ended December 31, 2013, 2012 and 2011, the Company contributed approximately $6.0 million, $4.4 million and $2.9 million to the plan, respectively.

Recently Adopted Accounting Standards—In February 2013, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on comprehensive income which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”) by component. This guidance enhances the transparency of changes in other comprehensive income (“OCI”) and items transferred out of AOCI in the financial statements and it does not amend any existing requirements for reporting net income or OCI in the financial statements. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on the Company’s financial statements.

In February 2013, the FASB issued guidance that clarifies the scope of transactions subject to disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013 on a retrospective basis. Since the guidance relates only to presentation and disclosure of information, the adoption did not have a material effect on the Company’s financial statements.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consists of the following as of December 31, (in thousands):

	2013	2012 (1)
Prepaid operating ground leases	$82,950	$56,916
Value added tax and other consumption tax receivables	78,262	22,443
Prepaid income tax	52,612	57,665
Prepaid assets	34,243	19,037
Unbilled receivables	25,412	32,588
Other miscellaneous current assets	40,588	34,350

Balance as of December 31,	$314,067	$222,999

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consists of the following as of December 31, (in thousands):

	Estimated Useful Lives (years) (1)	2013	2012 (2)
Towers	Up to 20	$7,936,622	$6,886,611
Equipment	3 - 15	767,738	562,403
Buildings and improvements	3 - 32	660,885	423,639
Land and improvements (3)	Up to 20	1,392,414	1,023,175
Construction-in-progress		171,244	151,289

Total		10,928,903	9,047,117
Less accumulated depreciation and amortization		(3,666,728)	(3,281,261)

Property and equipment, net		$7,262,175	$5,765,856

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.
(2)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.
(3)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $483.6 million, $411.9 million and $353.4 million, respectively. Property and equipment, net includes approximately $839.0 million and $868.3 million of capital leases, which are primarily classified as either towers or land and improvements as of December 31, 2013 and 2012, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2013 (1)	$2,320,571	$520,072	$2,000	$2,842,643
Additions (2)	812,091	127,585	—	939,676
Effect of foreign currency translation	—	(52,418)	—	(52,418)

Balance as of December 31, 2013	$3,132,662	$595,239	$2,000	$3,729,901

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Domestic and international rental and management segments include approximately $807.7 million and $67.3 million, respectively, of goodwill related to the Company’s acquisition of MIP Tower Holdings LLC (see note 6).

The Company’s other intangible assets subject to amortization consist of the following:

		As of December 31, 2013			As of December 31, 2012 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location (2)	Up to 20	$2,365,474	$(791,359)	$1,574,115	$1,703,047	$(721,135)	$981,912
Acquired customer-related intangibles	15-20	6,201,868	(1,170,239)	5,031,629	3,133,603	(979,264)	2,154,339
Acquired licenses and other intangibles	3-20	6,583	(2,297)	4,286	26,079	(20,835)	5,244
Economic Rights, TV Azteca	70	28,783	(14,229)	14,554	28,954	(13,902)	15,052

Total		$8,602,708	$(1,978,124)	$6,624,584	$4,891,683	$(1,735,136)	$3,156,547
Deferred financing costs, net (3)	N/A			76,875			49,538

Other intangible assets, net				$6,701,459			$3,206,085

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in interest expense, rather than in amortization expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired network location intangible represents the value to the Company of the incremental revenue growth which could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition, including assumptions regarding estimated renewals. During the year ended December 31, 2013, the Company retired $19.6 million of intangible assets related to non-competition agreements that had expired and were fully amortized.

The Company amortizes its acquired network intangibles and customer-related intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2013, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights, is approximately 16 years. Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 aggregated approximately $282.5 million, $207.3 million and $176.4 million (excluding amortization of deferred financing costs, which is included in interest expense), respectively. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five years (in millions):

Year Ending December 31,
2014	$426.1
2015	423.3
2016	420.5
2017	418.0
2018	415.8

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS

Notes receivable and other non-current assets consists of the following as of December 31, (in thousands):

	2013	2012
Long-term prepaid ground rent	$176,313	$158,935
Notes receivable	89,381	114,256
Other miscellaneous assets	179,310	179,597

Balance as of December 31,	$445,004	$452,788

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly, which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to Interest income, TV Azteca, net of interest expense, using the effective interest method over the seventy-year term of the loan. During the year ended December 31, 2013, TV Azteca made a payment of $34.4 million, which included $28.0 million of principal on the loan, related interest and a prepayment penalty of $4.9 million in accordance with the terms of the agreement. In addition, the Company recorded additional interest income of $2.7 million related to the write-off of a portion of the unamortized discount associated with the original loan. As of December 31, 2013, the outstanding balance on the loan is $91.8 million, or $82.9 million net of discount.

Simultaneous with the signing of the loan agreement, the Company also entered into a seventy-year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

towers. In exchange for the issuance of the below market interest rate loan and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company has the right to market and lease the unused tower space on the broadcast towers (the “Economic Rights”). TV Azteca retains title to these towers and is responsible for their operation and maintenance. The Company is entitled to 100% of the revenues generated from leases with tenants on the unused space and is responsible for any incremental operating expenses associated with those tenants.

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

The Company has accounted for the annual payment of $1.5 million as a capital lease (initially recording an asset and a corresponding liability of approximately $18.6 million). The capital lease asset and the original discount on the note, which aggregated approximately $30.2 million, represent the cost to acquire the Economic Rights, which is recorded as an intangible asset and is being amortized over the seventy-year life of the Economic Rights Agreement.

6.    ACQUISITIONS

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible, intangible, real property and other assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair values of these net assets acquired are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the year ended December 31, 2013, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2012.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2013 from the date of respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from communication service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2013 acquisitions on the Company’s revenues and gross margin for the year ended December 31, 2013 is approximately $129.8 million and $94.5 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to the acquired sites subsequent to the date of acquisition. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to acquisitions are not comparable.

The Company recognizes acquisition and merger related costs as expenses in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs and are included in Other operating expenses. During the years ended December 31, 2013, 2012 and 2011, the Company recognized acquisition and merger related expenses, including the fair value adjustments to contingent consideration, of $36.2 million, $25.6 million and $28.1 million, respectively.

MIPT Acquisition

On October 1, 2013, the Company, through its wholly-owned subsidiary American Tower Investments LLC, acquired 100% of the outstanding common membership interests of MIP Tower Holdings LLC (“MIPT”), a private REIT and the parent company of Global Tower Partners (“GTP”), an owner and operator, through its various operating subsidiaries, of approximately 4,860 communications sites in the United States and approximately 510 communications sites in Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators. MIPT’s revenues and gross margin for the period from the acquisition date through December 31, 2013 were $84.1 million and $65.0 million, respectively.

The preliminary purchase price of $4.9 billion was satisfied with approximately $3.3 billion in cash, including an aggregate of approximately $2.8 billion from borrowings under the Company’s credit facilities, and the assumption of approximately $1.5 billion of MIPT’s existing indebtedness.

The consideration transferred consists of the following (in thousands):

Cash consideration (1)	$3,330,462
Assumption of existing indebtedness at historical cost	1,527,621

Estimated total purchase price	$4,858,083

(1)	Cash consideration includes $14.5 million of an additional purchase price adjustment which was paid to the sellers subsequent to December 31, 2013. The $14.5 million is reflected in Accrued expenses on the consolidated balance sheet as of December 31, 2013.

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the MIPT acquisition based upon their estimated fair value at the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheets as of December 31, 2013.

Cash and cash equivalents	$35,967
Restricted cash	30,883
Accounts receivable, net	10,021
Prepaid and other current assets	22,875
Property and equipment	996,901
Intangible assets (1):
Customer-related intangible assets	2,629,188
Network location intangible assets	467,300
Notes receivable and other non-current assets	4,220
Accounts payable	(9,249)
Accrued expenses	(37,004)
Accrued interest	(3,253)
Current portion of long-term obligations	(2,820)
Unearned revenue	(35,753)
Long-term obligations (2)	(1,573,366)
Asset retirement obligations	(43,089)
Other non-current liabilities	(37,326)

Fair value of net assets acquired	$2,455,495

Goodwill (3)	874,967

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Long-term obligations included $1.5 billion of MIPT’s existing indebtedness and a fair value adjustment of $53.0 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will not be deductible for tax purposes.

2013 Acquisitions

Axtel Mexico Acquisition—On January 31, 2013, the Company acquired 883 communications sites from Axtel, S.A.B. de C.V. for an aggregate purchase price of $248.5 million, subject to post-closing adjustments and value added tax.

NII Holdings Acquisition—On August 8, 2013, the Company entered into an agreement with NII Holdings, Inc. (“NII”) to acquire up to 1,666 communications sites in Mexico and 2,790 communications sites in Brazil in two separate transactions.

On November 8, 2013, the Company acquired 1,483 communications sites in Mexico from NII for an aggregate purchase price of approximately $436.0 million (including value added tax of approximately $60.3 million) and net assets of approximately $0.9 million for total cash consideration of approximately $436.9 million. The aggregate purchase price is subject to post-closing adjustments.

On December 6, 2013, the Company acquired 1,940 communications sites in Brazil from NII for an aggregate purchase price of approximately $349.0 million, subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Z Sites Acquisition—On November 29, 2013, the Company acquired 238 communications sites from Z-Sites Locação de Imóveis Ltda for an aggregate purchase price of approximately $122.8 million, subject to post-closing adjustments. Of the total purchase price, $67.8 million was paid during 2013 and the remaining balance of $55.0 million is reflected in Accounts payable in the consolidated balance sheet as of December 31, 2013, and was subsequently paid.

Other International Acquisitions—During the year ended December 31, 2013, the Company acquired a total of 714 additional communications sites in Brazil, Chile, Colombia, Ghana, Mexico and South Africa, for an aggregate purchase price of $89.8 million (including contingent consideration of $4.1 million and value added tax of $4.9 million). Of the total purchase price, $83.4 million was paid during 2013 and the remaining balance of $6.4 million is reflected in Accounts payable in the consolidated balance sheet as of December 31, 2013, and was subsequently paid.

Other U.S. Acquisitions—During the year ended December 31, 2013, the Company acquired a total of 55 additional communications sites and 23 property interests in the United States for an aggregate purchase price of $65.6 million, subject to post-closing adjustments. The purchase price included cash paid of approximately $65.2 million and net liabilities assumed of approximately $0.4 million.

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheets as of December 31, 2013.

	Axtel Mexico (1)	NII Mexico (2)	NII Brazil	Z Sites	Other International	Other U.S.
Current assets	$—	$61,183	$—	$—	$4,863	$1,220
Non-current assets	2,626	11,969	4,484	6,157	1,991	44
Property and equipment	86,100	147,364	105,784	24,832	44,844	23,803
Intangible assets (3):
Customer-related intangible assets	119,392	135,175	149,333	64,213	20,590	29,325
Network location intangible assets	43,031	63,791	93,867	17,123	20,727	7,607
Current liabilities	—	—	—	—	—	(454)
Other non-current liabilities	(9,377)	(10,478)	(13,188)	(1,502)	(8,168)	(786)

Fair value of net assets acquired	$241,772	$409,004	$340,280	$110,823	$84,847	$60,759

Goodwill (4)	6,751	27,928	8,704	11,953	4,970	4,403

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2013.
(2)	Current assets includes approximately $60.3 million of value added tax.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

Pro Forma Consolidated Results

The following pro forma information presents the financial results as if the 2013 acquisitions, including the acquisition of MIPT, had occurred on January 1, 2012 (in thousands, except per share data). Management relied on various estimates and assumptions due to the fact that some of the 2013 acquisitions never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical operating results for these acquisitions are not available. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the 2013 acquisitions. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Year ended December 31,
	2013	2012
Pro forma operating revenues	$3,742,170	$3,368,656
Pro forma net income attributable to American Tower Corporation	$458,954	$483,690
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation	$1.16	$1.23
Diluted net income attributable to American Tower Corporation	$1.15	$1.21

2012 Acquisitions

Brazil-Vivo Acquisition—On March 30, 2012, the Company entered into a definitive agreement to purchase up to 1,500 communications sites from Vivo S.A. (“Vivo”). Pursuant to the agreement, on March 30, 2012, the Company purchased 800 communications sites for an aggregate purchase price of $151.7 million. On June 30, 2012, the Company purchased the remaining 700 communications sites for an aggregate purchase price of $126.3 million. In addition, the Company and Vivo amended the asset purchase agreement to provide for additional acquisitions of up to 300 communications sites and on August 31, 2012, the Company purchased an additional 192 communications sites from Vivo for an aggregate purchase price of $32.7 million.

Diamond Acquisition (United States)—On December 28, 2012, the Company acquired Diamond Communications Trust and its subsidiary New Towers LLC, which held a portfolio of 316 communications sites and 24 property interests under third-party communications sites, for an aggregate purchase price of $322.5 million, including cash paid of $320.1 million and net liabilities assumed of $2.4 million.

Germany Acquisition—On December 4, 2012, the Company completed the purchase of 2,031 communications sites from E-Plus Mobilfunk GmbH & Co. KG, for an aggregate purchase price of $525.7 million.

Skyway Acquisition (United States)—On December 20, 2012, the Company acquired an entity holding a portfolio of 318 communications sites from Skyway Towers Holdings, LLC (“Skyway”) for an aggregate purchase price of $169.6 million, including cash paid of approximately $169.5 million and net liabilities assumed of approximately $0.1 million. The aggregate purchase price was subsequently decreased to $166.4 million, including cash paid of approximately $166.2 million and net liabilities assumed of approximately $0.2 million, primarily due to the return of eleven communications sites to Skyway pursuant to the terms of the purchase agreement.

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

Pursuant to the agreement, the joint venture agreed to purchase a total of up to 1,000 existing communications sites from MTN Group’s operating subsidiary in Uganda, subject to customary closing conditions. On June 29, 2012, the joint venture acquired 962 communications sites for an aggregate purchase price of $171.5 million, subject to post-closing adjustments. As a result of post-closing adjustments, the aggregate purchase price was

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted from $171.5 million to $173.2 million during the year ended December 31, 2012, and further adjusted to $169.2 million during the year ended December 31, 2013.

On August 15, 2013, the Company returned seven communications sites to MTN Group pursuant to the terms of the agreement.

Other International Acquisitions—During the year ended December 31, 2012, the Company acquired a total of 705 additional communications sites and equipment in the Company’s international markets, including Mexico and South Africa, for an aggregate purchase price of $162.7 million (including value added tax of $21.9 million).

Other United States Acquisitions—During the year ended December 31, 2012, the Company acquired a total of 128 additional communications sites and equipment in the United States for an aggregate purchase price of $146.2 million, subject to post-closing adjustments. The purchase price was subsequently reduced to $146.1 million during year ended December 31, 2013.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheets as of December 31, 2013.

	Brazil Vivo (1)	Diamond (U.S.) (1)	Germany (1)	Skyway (U.S.) (1)	Uganda (1)	Other International (1)	Other U.S. (1)
Current assets	$—	$842	$14,043	$530	$—	$21,911	$—
Non-current assets	22,418	—	—	—	2,258	2,309	153
Property and equipment	138,959	70,836	203,494	60,230	102,366	66,073	61,091
Intangible assets (2):
Customer-related intangible assets	83,012	184,637	288,330	64,400	30,500	52,911	61,266
Network location intangible assets	40,983	32,152	21,997	20,500	26,000	15,935	16,133
Current liabilities	—	(3,216)	(2,988)	(454)	—	—	—
Other non-current liabilities	(18,195)	(3,423)	(23,243)	(3,233)	(7,528)	(6,294)	(1,310)

Fair value of net assets acquired	$267,177	$281,828	$501,633	$141,973	$153,596	$152,845	$137,333

Goodwill (3)	43,518	38,298	24,020	24,212	15,644	9,844	8,724

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2013.
(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes, except for Uganda where goodwill is not expected to be deductible and South Africa where goodwill is expected to be partially deductible.

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

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur.

Colombia—Under the terms of the agreement with Colombia Movil S.A. E.S.P. (“Colombia Movil”), the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the agreement to be between zero and $36.7 million and estimates it to be $23.0 million using a probability weighted average of the expected outcomes at December 31, 2013. During the year ended December 31, 2013, the Company recorded additional contingent consideration of $4.1 million related to acquisitions during the period and recorded an increase in fair value of $3.1 million in Other operating expenses in the accompanying consolidated statements of operations.

Ghana—Under the terms of the agreement, as amended, with MTN Group Limited, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $0.7 million and estimates it to be $0.7 million using a probability weighted average of the expected outcomes at December 31, 2013. In addition, during the year ended December 31, 2013, the Company recorded an increase in fair value of $0.3 million in Other operating expenses in the accompanying consolidated statements of operations and made payments under this agreement of $0.3 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MIPT—In connection with the acquisition of MIPT, the Company assumed additional contingent consideration liability related to previously closed acquisitions in Costa Rica, Panama and the United States. The Company is required to make additional payments to the sellers if certain pre-designated tenant leases commence during a limited specified period of time after the applicable acquisition was completed, generally one year or less. The Company initially recorded $9.3 million of contingent consideration liability as part of the preliminary purchase price allocation upon closing of the acquisition. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $12.7 million and estimates it to be $8.1 million using a probability weighted average of the expected outcomes at December 31, 2013. In addition, during the three months ended December 31, 2013, the Company recorded a decrease in fair value of $0.5 million in Other operating expenses in the accompanying consolidated statements of operations and made payments under this agreement of $0.7 million.

Other—Certain agreements in Brazil, South Africa and the United States provided for contingent consideration. During the year ended December 31, 2013, the Company settled its contingent consideration obligations under these agreements.

During the year ended December 31, 2013, the Company paid an additional $3.0 million and $4.8 million to satisfy its remaining obligations associated with acquisitions in Brazil and South Africa, respectively. In addition, during the year ended December 31, 2013, the Company reduced the obligation associated with an acquisition in the United States to zero. During the year ended December 31, 2013, the Company recorded a net increase of $2.8 million in fair value related to the contingent consideration liability for the acquisitions of communications sites in Brazil, South Africa and the United States. The change in fair value was recorded in Other operating expenses in the accompanying consolidated statements of operations.

For more information regarding contingent consideration, see note 12 to the accompanying consolidated financial statements.

7.    ACCRUED EXPENSES

Accrued expenses consists of the following as of December 31, (in thousands):

	2013	2012
Accrued property and real estate taxes	$54,529	$36,814
Accrued construction costs	52,446	20,711
Payroll and related withholdings	50,843	37,586
Accrued rent	28,456	24,394
Other accrued expenses	229,050	167,457

Balance as of December 31,	$415,324	$286,962

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations consist of the following as of December 31, (in thousands):

	2013	2012	Contractual Interest Rate (1)	Maturity Date (1)
American Tower subsidiary debt:
Commercial Mortgage Pass-Through Certificates, Series 2007-1	$—	$1,750,000	N/A	N/A
Secured Tower Revenue Securities, Series 2013-1A	500,000	—	1.551%	March 15, 2018	(2)
Secured Tower Revenue Securities, Series 2013-2A	1,300,000	—	3.070%	March 15, 2023	(2)
GTP Notes (3)	1,537,881	—	2.364% - 8.112%	Various
Costa Rica Loan (4)	32,600	—	5.744%	February 16, 2019
Unison Notes (5)	205,436	207,188	5.349% - 9.522%	Various
Colombian bridge loans (6)	56,058	53,169	7.940%	April 22, 2014
Mexican Loan (4)(7)	377,470	—	4.040%	May 1, 2015
Ghana Loan (8)	158,327	130,951	9.000%	May 4, 2016
Uganda Loan (4)(9)	66,926	61,023	5.984%	June 29, 2019
South African Facility (4)(10)	88,334	98,456	8.967%	March 31, 2020
Colombian Long-Term Credit Facility (4)(11)	70,063	76,347	8.166%	November 30, 2020
Colombian Loan (12)	35,697	19,176	8.300%	February 22, 2022	(13)

Total American Tower subsidiary debt	4,428,792	2,396,310

American Tower Corporation debt:
2011 Credit Facility	—	265,000	N/A	N/A
2012 Credit Facility (4)	88,000	992,000	1.795%	January 31, 2017
2013 Credit Facility (4)	1,853,000	—	1.420%	June 28, 2018
2012 Term Loan	—	750,000	N/A	N/A
2013 Term Loan (4)	1,500,000	—	1.420%	January 3, 2019
4.625% Notes	599,794	599,638	4.625%	April 1, 2015
7.00% Notes	500,000	500,000	7.000%	October 15, 2017
4.50% Notes	999,520	999,414	4.500%	January 15, 2018
3.40% Notes	749,373	—	3.400%	February 15, 2019
7.25% Notes	296,748	296,272	7.250%	May 15, 2019
5.05% Notes	699,413	699,333	5.050%	September 1, 2020
5.90% Notes	499,414	499,356	5.900%	November 1, 2021
4.70% Notes	698,871	698,760	4.700%	March 15, 2022
3.50% Notes	992,520	—	3.500%	January 31, 2023
5.00% Notes	499,455	—	5.000%	February 15, 2024

Total American Tower Corporation debt	9,976,108	6,299,773

Other debt, including capital lease obligations	73,378	57,293

Total	14,478,278	8,753,376
Less current portion of long-term obligations	(70,132)	(60,031)

Long-term obligations	$14,408,146	$8,693,345

(1)	Represents the interest rate and maturity date as of December 31, 2013 and does not reflect the impact of interest rate swap agreements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Represents anticipated repayment date.
(3)	Includes approximately $48.0 million of unamortized premium recorded as a result of fair value adjustments for debt assumed upon acquisition of MIPT.
(4)	Interest rate as of December 31, 2013. Debt accrues interest at a variable rate.
(5)	Includes approximately $9.4 million of unamortized premium recorded as a result of fair value adjustments recognized upon acquisition of Unison.
(6)	Denominated in Colombian Pesos (“COP”). As of December 31, 2013, the aggregate principal amount outstanding under the bridge loans is 108.0 billion COP.
(7)	Denominated in Mexican Pesos (“MXN”). As of December 31, 2013, the aggregate principal amount outstanding under the Mexican Loan is 4.9 billion MXN.
(8)	Includes approximately $27.4 million of capitalized accrued interest pursuant to the terms of the loan agreement.
(9)	Includes approximately $5.9 million of capitalized accrued interest pursuant to the terms of the loan agreement.
(10)	Denominated in South African Rand (“ZAR”). As of December 31, 2013, the aggregate principal amount outstanding under the South African facility is 926.9 million ZAR.
(11)	Denominated in COP. As of December 31, 2013, the aggregate principal amount outstanding under the Colombian long-term credit facility 135.0 billion COP.
(12)	Includes approximately $0.5 million of capitalized accrued interest pursuant to the terms of the loan agreement.
(13)	Borrowings subsequent to the initial loan mature approximately ten years from the date of such borrowing.

Commercial Mortgage Pass-Through Certificates, Series 2007-1—During the year ended December 31, 2007, the Company completed a securitization transaction (the “2007 Securitization”) involving assets related to 5,295 broadcast and wireless communications towers owned by two special purpose subsidiaries of the Company through a private offering of $1.75 billion of Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”). On March 15, 2013, the Company repaid all indebtedness outstanding under the Certificates ($1.75 billion in principal amount), plus prepayment consideration and accrued interest thereon and other costs and expenses related thereto, with proceeds from the offering of $1.8 billion of the Securities, as described in more detail below. The Company recorded a Loss on retirement of long-term obligations in the accompanying consolidated statements of operations of $35.3 million, consisting of prepayment consideration of $29.2 million and the expense of deferred financing costs of $6.1 million.

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

The Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The effective weighted average life and interest rate of the Securities is 8.6 years and 2.648%, respectively, as of the date of issuance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts due under the Loan will be paid by the Borrowers from the cash flows generated by the Secured Towers. These funds in turn will be used by or on behalf of the Trust to service the payment of interest on the Securities and for any other payments required by the Loan Agreement or Trust Agreement. The Borrowers are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made prior to March 15, 2018, which is the anticipated repayment date for the component of the Loan associated with the Series 2013-1A Securities. On a monthly basis, after payment of all required amounts under the Loan Agreement and Trust Agreement, the excess cash flows generated from the operation of the Secured Towers are released to the Borrowers, and can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees that the Borrowers will be required to pay over the succeeding twelve months on the principal amount of the Loan, as of the last day of any calendar quarter prior to the applicable anticipated repayment date, were equal to or below 1.30x (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be equal to or below the Cash Trap DSCR for two consecutive calendar quarters, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the Borrowers. The funds in the reserve account will not be released to the Borrowers unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. An “amortization period” commences if (i) as of the end of any calendar quarter the DSCR equals or falls below 1.15x (the “Minimum DSCR”) for such calendar quarter and such amortization period will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters or (ii) on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. During an amortization period all excess cash flow and any amounts then in the reserve account because the Cash Trap DSCR was not met would be applied to payment of the principal on the Loan.

The Borrowers may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the Series 2013-1A Securities or eighteen months of the anticipated repayment date for the Series 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities and the Series 2013-2A Securities will be due in March 2043 and March 2048, respectively. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

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

The Loan Agreement includes operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the Borrowers are prohibited from incurring other indebtedness for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement). The organizational documents of the Borrowers contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that the Borrowers maintain at least two independent directors. The Loan Agreement also contains certain covenants that require the Borrowers to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Loan Agreement and other agreements related to the Secured Towers, and allow the trustee reasonable access to the Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement could prevent the Borrowers from taking certain actions with respect to the Secured Towers, and could prevent the Borrowers from distributing any excess cash from the operation of the Secured Towers to the Company. If the Borrowers were to default on the Loan, the servicer could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case the Company could lose the Secured Towers and the revenue associated with those assets.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $103.2 million held in the reserve accounts as of December 31, 2013 is classified as Restricted cash on the Company’s accompanying consolidated balance sheet.

GTP Notes—In connection with the acquisition of MIPT, the Company assumed approximately $1.49 billion principal amount of existing indebtedness under the GTP Notes issued by certain subsidiaries of GTP in several securitization transactions. The Series 2010-1 notes were issued by GTP Towers Issuer, LLC (“GTP Towers”), the Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes were issued by GTP Acquisition Partners I, LLC (“GTP Partners”) and the Series 2012-1 notes and Series 2012-2 notes were issued by GTP Cellular Sites, LLC (“GTP Cellular Sites,” and together with GTP Towers and GTP Partners, the “GTP Issuers”). The following table sets forth certain terms of the GTP Notes:

GTP Notes	Issue Date	Original Principal Amount (in thousands)	Interest Rate	Anticipated Repayment Date	Final Maturity Date
Series 2010-1 Class C notes	February 17, 2010	$200,000	4.436%	February 15, 2015	February 15, 2040
Series 2010-1 Class F notes	February 17, 2010	$50,000	8.112%	February 15, 2015	February 15, 2040
Series 2011-1 Class C notes	March 11, 2011	$70,000	3.967%	June 15, 2016	June 15, 2041
Series 2011-2 Class C notes	July 7, 2011	$490,000	4.347%	June 15, 2016	June 15, 2041
Series 2011-2 Class F notes	July 7, 2011	$155,000	7.628%	June 15, 2016	June 15, 2041
Series 2012-1 Class A notes (1)	February 28, 2012	$100,000	3.721%	March 15, 2017	March 15, 2042
Series 2012-2 Class A notes (1)	February 28, 2012	$114,000	4.336%	March 15, 2019	March 15, 2042
Series 2012-2 Class B notes	February 28, 2012	$41,000	6.413%	March 15, 2019	March 15, 2042
Series 2012-2 Class C notes	February 28, 2012	$27,000	7.358%	March 15, 2019	March 15, 2042
Series 2013-1 Class C notes	April 24, 2013	$190,000	2.364%	May 15, 2018	May 15, 2043
Series 2013-1 Class F notes	April 24, 2013	$55,000	4.704%	May 15, 2018	May 15, 2043

(1)	Does not reflect MIPT’s repayment of approximately $1.4 million aggregate principal amount prior to the date of acquisition and the Company’s repayment of approximately $0.7 million aggregate principal amount after the date of acquisition in accordance with the repayment schedules.

The GTP Notes may be prepaid in whole or in part at any time beginning two years after the date of issuance, provided such payment is accompanied by applicable prepayment consideration. If the prepayment occurs within

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six months of the anticipated repayment date, with respect to the Series 2010-1 notes, or one year of the anticipated repayment date with respect to the other GTP Notes, no prepayment consideration is due.

As of December 31, 2013, the GTP Notes are secured by, among other things, an aggregate of 3,893 sites and 1,717 property interests owned by subsidiaries of the GTP Issuers and other related assets (the “GTP Secured Towers”).

Amounts due under the GTP Notes will be paid from the cash flows generated by the GTP Secured Towers that secure the applicable series of GTP Notes. These funds in turn will be used to service the payment of interest on the applicable series of GTP Notes and for any other payments required by the indentures governing the GTP Notes (the “GTP Indentures”).

On a monthly basis, after payment of all required amounts under the GTP Indentures, the excess cash flows generated from the operation of the GTP Secured Towers are released to the GTP Issuers, and can then be distributed to, and used by, the Company. The GTP Issuers must maintain a specified ratio with respect to their DSCR, calculated as the ratio of the net cash flow (as defined in the applicable GTP Indentures) to the amount of interest required to be paid over the succeeding twelve months on the principal amount of the GTP Notes that will be outstanding on the payment date following such date of determination, plus the amount of the payable trustee and servicing fees. If the DSCR with respect to any series of GTP Notes issued by GTP Towers or GTP Partners is equal to or below 1.30x (“GTP Cash Trap DSCR”) at the end of any calendar quarter and it continues for two consecutive calendar quarters, or if the DSCR with respect to any series of GTP Notes issued by GTP Cellular Sites is equal to or below the Cash Trap DSCR at the end of any calendar month and it continues for two consecutive calendar months, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required with respect to such series of GTP Notes under the GTP Indentures, will be deposited into reserve accounts instead of being released to the GTP Issuers. The funds in the reserve accounts will not be released to GTP Towers or GTP Partners for distribution to the Company unless the DSCR with respect to such series of GTP Notes exceeds the GTP Cash Trap DSCR for two consecutive calendar quarters. Likewise, the funds in the reserve account will not be released to GTP Cellular Sites for distribution to the Company unless the DSCR with respect to such series of GTP Notes exceeds the GTP Cash Trap DSCR for two consecutive calendar months. Additionally, an “amortization period,” commences as of the end of any calendar quarter with respect to the series of GTP Notes issued by GTP Towers and GTP Partners, and as of the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, if the DSCR of such series equals or falls below 1.15x (the “GTP Minimum DSCR”). The “amortization period” will continue to exist until the end of any calendar quarter with respect to the series of GTP Notes issued by GTP Towers and GTP Partners, for which the DSCR exceeds the GTP Minimum DSCR for two consecutive calendar quarters. Similarly, the “amortization period” will continue to exist until the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, for which the DSCR exceeds the GTP Minimum DSCR for two consecutive calendar months. During an amortization period all excess cash flow and any amounts then in the reserve accounts because the GTP Cash Trap DSCR was not met would be applied to payment of the principal of the applicable series of GTP Notes.

The GTP Indentures include operating covenants and other restrictions customary for note offerings subject to rated securitizations. Among other things, the GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary exceptions for ordinary course trade payables and permitted encumbrances (as defined in the GTP Indentures). The GTP Indentures also contain certain covenants that require the GTP Issuers to provide the trustee with regular financial reports, operating budgets and budgets for capital improvements not included in annual financial statements in accordance with GAAP, promptly notify the trustee of events of default and material breaches under the GTP Indentures and other

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreements related to the GTP Secured Towers, and allow the trustee reasonable access to the GTP Secured Towers, including the right to conduct site investigations.

A failure to comply with the covenants in the GTP Indentures could prevent the GTP Issuers from taking certain actions with respect to the GTP Secured Towers and could prevent the GTP Issuers from distributing excess cash flow to the Company. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the GTP Secured Towers securing such series, in which case GTP Issuers could lose the GTP Secured Towers and the revenue associated with those assets.

Under the GTP Indentures, the GTP Issuers are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. The $26.8 million held in the reserve accounts as of December 31, 2013 is classified as Restricted cash on the accompanying consolidated balance sheets.

Costa Rica Loan—In connection with the acquisition of MIPT, the Company assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”). The interest rate under the Costa Rica Loan is the London Interbank Offered Rate (“LIBOR”) plus 5.50%, or 5.744% as of December 31, 2013. The loan agreement requires that the Company manage exposure to variability in interest rates on at least seventy percent of the amounts outstanding under the Costa Rica Loan. Accordingly, as of December 31, 2013, the Company holds three interest rate swap agreements with an aggregate notional value of $42.0 million with certain of the lenders under the Costa Rica Loan. After giving effect to the interest rate swap agreements, the facility accrues interest at a weighted average rate of 6.90%. On February 12, 2014, the Company repaid all amounts outstanding under the Costa Rica Loan and subsequently terminated the associated interest rate swap agreements.

Unison Notes—In connection with the Unison acquisition, the Company assumed $196.0 million of existing indebtedness with an acquisition date fair value of $209.3 million under the Unison Notes issued by Unison Ground Lease Funding, LLC (the “Unison Issuer”) in a securitization transaction (the “Unison Securitization”). The three classes of Unison Notes bear interest at rates of 5.349%, 6.392% and 9.522%, respectively, with anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.

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

Under the terms of the Unison Indenture, the Unison Notes will be paid from the cash flows generated by the communications sites subject to the Unison Securitization. The Unison Issuer is required to make monthly payments of interest to holders of the Unison Notes. On a monthly basis, cash flows in excess of amounts needed to make debt service payments and other payments required under the Unison Indenture are to be distributed to the Unison Issuer, which may then be distributed to, and used by, the Company. The Unison Issuer may prepay the Unison Notes in whole or in part at any time, provided such payment is accompanied by applicable prepayment consideration. If the prepayment occurs within six months of the anticipated repayment date, no prepayment consideration is due.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Colombian Bridge Loans—In connection with the acquisition of communications sites in Colombia, one of the Company’s Colombian subsidiaries entered into five COP denominated bridge loans for an aggregate principal amount outstanding of 94.0 billion COP (approximately $48.8 million), and on August 6, 2013, entered into an additional 14.0 billion COP bridge loan (approximately $7.3 million).

Mexican Loan—On November 1, 2013, in connection with the acquisition of towers in Mexico from NII, one of the Company’s Mexican subsidiaries entered into a 5.2 billion MXN denominated unsecured bridge loan (the “Mexican Loan”). On November 5, 2013, the Mexican subsidiary borrowed approximately 4.9 billion MXN (approximately $374.7 million). The Mexican subsidiary maintains the ability to draw down the remaining 0.3 billion MXN under the Mexican Loan until February 28, 2014. The Mexican Loan bears interest at a margin over the Equilibrium Interbank Interest Rate (“TIIE”). The interest rate will range between 0.25% and 1.50% above TIIE, pursuant to a schedule set forth in the credit agreement. As of December 31, 2013, the current margin over TIIE is 0.25%, which results in an interest rate of 4.040%.

Ghana Loan—In connection with the establishment of the Company’s joint venture with MTN Group and acquisitions of communications sites in Ghana, Ghana Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (“Ghana Loan”), as the borrower, with a wholly owned subsidiary of the Company (“ATC Ghana Subsidiary”) and a wholly owned subsidiary of MTN Ghana (the “MTN Ghana Subsidiary”), as the lenders. Pursuant to the terms of the Ghana Loan, loans were made to the joint venture in connection with the acquisition of communications sites from MTN Ghana. Pursuant to the loan agreement, accrued interest was periodically capitalized and added to the principal amount outstanding through November 2013. The portion of the loans made by the ATC Ghana Subsidiary is eliminated in consolidation and the portion of the loans made by the MTN Ghana Subsidiary is reported as outstanding debt of the Company.

Uganda Loan—In connection with the establishment of the Company’s joint venture with MTN Group and acquisitions of communications sites in Uganda, Uganda Tower Interco B.V., a 51% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Uganda Loan”), as the borrower, with a wholly owned subsidiary of the Company (the “ATC Uganda Subsidiary”) and a wholly owned subsidiary of MTN Uganda (the “MTN Uganda Subsidiary”), as the lenders. The Uganda Loan accrues interest at 5.30% above LIBOR, reset annually, which results in an interest rate of 5.984% as of December 31, 2013. Pursuant to the loan agreement, accrued interest is periodically capitalized and added to the principal amount outstanding through December 2014. The portion of the Uganda Loan made by the ATC Uganda Subsidiary is eliminated in consolidation, and the portion of the Uganda Loan made by the MTN Uganda Subsidiary is reported as outstanding debt of the Company.

South African Facility—In connection with the Company’s expansion initiatives in South Africa, one of the Company’s South African subsidiaries (the “SA Borrower”) entered into a 1.2 billion ZAR denominated credit facility (the “South African Facility”) in November 2011. During the year ended December 31, 2013, the SA Borrower borrowed an additional 116.3 million ZAR (approximately $12.0 million) and repaid 23.8 million ZAR (approximately $2.5 million). On September 30, 2013, the SA Borrower’s ability to draw on the South African Facility expired.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. Commencing twenty-four months after financial close, the South African Facility may be prepaid in whole or in part without prepayment consideration.

The South African Facility is secured by, among other things, liens on towers owned by the SA Borrower. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Under the terms of the South African Facility, interest is payable quarterly at a rate generally equal to 3.75% per annum, plus the three month Johannesburg Interbank Agreed Rate (“JIBAR”), which results in an interest rate of 8.967% as of December 31, 2013. The loan agreement requires that the SA Borrower manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the South African Facility. Accordingly, as of December 31, 2013, the SA Borrower holds fifteen interest rate swap agreements with an aggregate notional value of 469.4 million ZAR (approximately $44.7 million) with certain of the lenders under the South African Facility. After giving effect to the interest rate swap agreements, the facility accrues interest at a weighted average rate of 9.89%.

Colombian Long-Term Credit Facility—On October 19, 2012, one of the Company’s Colombian subsidiaries (“ATC Sitios”) entered into a loan agreement for a COP denominated long-term credit facility (the “Colombian Long-Term Credit Facility”), which it used to refinance the previously existing COP denominated short-term credit facility on November 30, 2012.

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Long-Term Credit Facility may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 5.00% above the quarterly advanced Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period (as defined in the loan agreement), which results in an interest rate of 8.166% as of December 31, 2013. The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the Colombian Long-Term Credit Facility for the first four years of the loan, and seventy-five percent thereafter. Accordingly, ATC Sitios entered into an interest rate swap agreement with an aggregate notional value of 101.3 billion COP (approximately $52.5 million) with certain of the lenders under the Colombian Long-Term Credit Facility on December 5, 2012. As of December 31, 2013, the interest rate, after giving effect to the interest rate swap agreements, is 10.13%.

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

Colombian Loan—In connection with the establishment of the Company’s joint venture with Millicom and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a 60% owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with the Company’s wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. Pursuant to the loan agreement, accrued interest is periodically capitalized and added to the principal amount outstanding. The portion of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt of the Company. During the year ended December 31, 2013, the Company borrowed an additional $16.0 million, resulting in $35.7 million outstanding at December 31, 2013.

Indian Working Capital Facility—On April 29, 2013, one of the Company’s Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the Indian Rupee equivalent of $10.0 million. Any advances made pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. ATC India has no amounts outstanding under the Indian Working Capital Facility. ATC India maintains the ability to draw down and repay amounts under the Indian Working Capital Facility in the ordinary course.

2011 Credit Facility—On June 28, 2013, the Company terminated the $1.0 billion unsecured revolving credit facility entered into in April 2011 (the “2011 Credit Facility”) upon entering into a new credit facility in June 2013, as described below, at the Company’s option without penalty or premium. The 2011 Credit Facility was undrawn at the time of termination. The 2011 Credit Facility had a term of five years and would have matured on April 8, 2016. During the year ended December 31, 2013, the Company recorded a Loss on retirement of long-term obligations in the accompanying consolidated statements of operations of $2.7 million, related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility.

2012 Credit Facility—On September 26, 2013, the Company borrowed $963.0 million under the $1.0 billion senior unsecured revolving credit facility entered into in January 2012 (the “2012 Credit Facility”) to partially fund its acquisition of MIPT. On October 29, 2013, the Company repaid $800.0 million under the 2012 Credit Facility using net proceeds from the term loan entered into in October 2013, as described below, and cash on hand. On December 30, 2013, the Company repaid an additional $75.0 million. In January 2014, the Company repaid all amounts outstanding with proceeds from a registered unsecured debt offering (see note 24). The Company maintains the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2012 Credit Facility. The interest rate ranges between 1.075% to 2.400% above LIBOR for LIBOR based borrowings or between 0.075% to 1.400% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2012 Credit Facility is required, ranging from 0.125% to 0.450% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company incurs on borrowings is 1.625%, which results in an interest rate of 1.795% as of December 31, 2013. The current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014.

On December 10, 2013, the Company entered into a second amendment agreement with respect to the 2012 Credit Facility. The second amendment (i) increased the limitation on indebtedness of, and guaranteed by, its subsidiaries from $600 million in the aggregate to $800 million in the aggregate, (ii) added a representation and warranty and a covenant regarding the Company and its subsidiaries’ compliance with sanctions laws and regulations, (iii) provided that compliance with the interest expense ratio is only required in the event that the Company’s debt ratings are below investment grade and (iv) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $200 million to $250 million.

As of December 31, 2013, the Company has approximately $7.5 million of undrawn letters of credit under the 2012 Credit Facility.

2013 Credit Facility—On June 28, 2013, the Company entered into its $1.5 billion senior unsecured revolving credit facility, which was subsequently increased to $2.0 billion (the “2013 Credit Facility”). The 2013 Credit Facility initially allowed the Company to borrow up to $1.5 billion, and includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing the Company to request additional commitments of up to $500.0 million, which the Company exercised on September 20, 2013.

The 2013 Credit Facility has a term of five years and includes two one-year renewal periods at the Company’s option. Any outstanding principal and accrued but unpaid interest will be due and payable in full at final maturity. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR based borrowings or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, which results in an interest rate of 1.420% as of December 31, 2013. The current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

On September 20, 2013, the Company entered into an amendment agreement with respect to the 2013 Credit Facility, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents, (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00 from September 30, 2013 to September 30, 2014 and (iii) added an additional expansion feature permitting the Company to request an additional increase of the commitments under the 2013 Credit Facility from time to time up to an aggregate additional $750.0 million, including in the form of a term loan, from any of the lenders or other eligible lenders that elect to make such increases available, upon the satisfaction of certain conditions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2013, the Company borrowed $1,853.0 million under the 2013 Credit Facility to partially fund its acquisition of MIPT (see note 6). In January 2014, the Company used proceeds from a registered unsecured debt offering (see note 24), together with cash on hand, to repay $710.0 million of existing indebtedness and as a result, the Company has $1,143.0 million outstanding under the 2013 Credit Facility. The Company maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

As of December 31, 2013, the Company has approximately $2.8 million of undrawn letters of credit under the 2013 Credit Facility.

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

The Company has no amounts outstanding under the Short-Term Credit Facility as of December 31, 2013. The Company maintains the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

2012 Term Loan—On June 29, 2012, the Company entered into a $750.0 million unsecured term loan (“2012 Term Loan”). On October 29, 2013, the Company repaid the 2012 Term Loan upon entering into the $1.5 billion unsecured term loan (the “2013 Term Loan”), prior to its maturity without penalty or premium. The 2012 Term Loan had a term of five years and would have matured on June 29, 2017. On September 20, 2013, the Company entered into an amendment agreement with respect to the 2012 Term Loan, which (i) amended the definition of “Total Debt” to be net of unrestricted domestic cash and cash equivalents and (ii) increased the permitted ratio of Total Debt to Adjusted EBITDA (as defined therein) from 6.00 to 1.00 to 6.50 to 1.00.

2013 Term Loan—On October 29, 2013, the Company entered into the 2013 Term Loan and together with cash on hand, repaid all amounts outstanding under the 2012 Term Loan and $800.0 million of outstanding indebtedness under the 2012 Credit Facility. The 2013 Term Loan includes an expansion option allowing the Company to request additional commitments of up to $500 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Term Loan may be paid prior to maturity in whole or in part at our option without penalty or premium. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.125% to 2.250% above LIBOR or between 0.125% to 1.250% above the defined base rate, in each case based upon our debt ratings. The current margin over LIBOR is 1.25%, which results in an interest rate of 1.420% as of December 31, 2013.

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

Outstanding Senior Notes

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

3.40% Senior Notes and 5.00% Senior Notes Offering—On August 19, 2013, the Company completed a registered public offering for $750.0 million aggregate principal amount of 3.40% senior unsecured notes due 2019 (the “3.40% Notes”) and $500.0 million aggregate principal amount of 5.00% senior unsecured notes due 2024 (the “5.00% Notes”). The net proceeds from the offering were approximately $1,238.7 million, after deducting commissions and estimated expenses. The Company used a portion of the proceeds to repay outstanding indebtedness under the 2013 Credit Facility.

On January 10, 2014, the Company completed a registered public offering of $250.0 million principal amount of reopened 3.40% Notes and $500.0 million principal amount of reopened 5.00% Notes (see note 24).

Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes began to accrue from August 19, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2013:

		Unamortized (Discount)
	Aggregate Principal Amount	2013	2012	Semi-annual interest payments due	Issue Date	Maturity Date
		(in thousands)
4.625% Notes	$600,000	$(206)	$(362)	April 1 and October 1	October 20, 2009	April 1, 2015
7.00% Notes	500,000	—	—	April 15 and October 15	October 1, 2007	October 15, 2017
4.50% Notes	1,000,000	(480)	(586)	January 15 and July 15	December 7, 2010	January 15, 2018
3.40 % Notes	750,000	(627)	—	February 15 and August 15	August 19, 2013	February 15, 2019
7.25% Notes	300,000	(3,252)	(3,728)	May 15 and November 15	June 10, 2009	May 15, 2019
5.05% Notes	700,000	(587)	(667)	March 1 and September 1	August 16, 2010	September 1, 2020
5.90% Notes	500,000	(586)	(644)	May 1 and November 1	October 6, 2011	November 1, 2021
4.70% Notes	700,000	(1,129)	(1,240)	March 15 and September 15	March 12, 2012	March 15, 2022
3.50% Notes	1,000,000	(7,480)	—	January 31 and July 31	January 8, 2013	January 31, 2023
5.00% Notes	500,000	(545)	—	February 15 and August 15	August 19, 2013	February 15, 2024

The Company may redeem each of the series of senior notes at any time at a redemption price equal to 100% of the principal amount of such notes, plus a make-whole premium, together with accrued interest to the redemption date. Each of the applicable indentures, including any supplemental indentures (the “Indentures”) for the notes contain certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA, as defined in the applicable Indenture for each of the notes. If the Company undergoes a change of control and ratings decline, each as defined in the Indentures, the Company may be required to repurchase one or more series of notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest (including additional interest, if any) up to, but not including, the date of repurchase. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

Capital Lease and Other Obligations—The Company’s capital lease and other obligations approximated $73.4 million and $57.3 million as of December 31, 2013 and 2012, respectively. These obligations are secured by the related assets, bear interest at rates of 2.57% to 8.00%, and mature in periods ranging from less than one year to approximately seventy years.

Maturities—As of December 31, 2013, aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are expected to be (in thousands):

Year Ending December 31,
2014	$70,132
2015	1,252,591
2016	912,402
2017	787,297
2018	3,643,836
Thereafter	7,769,480

Total cash obligations	14,435,738
Unamortized discounts and premiums, net	42,540

Balance as of December 31, 2013	$14,478,278

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consists of the following as of December 31, (in thousands):

	2013	2012 (1)
Unearned revenue	$278,295	$164,032
Deferred rent liability	273,318	254,494
Other miscellaneous liabilities	271,145	225,575

Balance as of December 31,	$822,758	$644,101

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying value of the Company’s asset retirement obligations are as follows (in thousands):

	2013	2012 (1)
Beginning balance as of January 1,	$435,624	$344,180
Additions	94,651	59,747
Accretion expense	34,045	25,056
Revisions in estimates (2)	(36,492)	6,641
Settlements	(959)	—

Balance as of December 31,	$526,869	$435,624

(1)	December 31, 2012 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	For the year ended December 31, 2013, revisions in estimates include the impact of approximately $19.8 million of foreign currency translation.

As of December 31, 2013, the estimated undiscounted future cash outlay for asset retirement obligations is approximately $1.8 billion.

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

If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive loss and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized immediately in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period in which the change occurs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through certain of its foreign subsidiaries, has entered into interest rate swap agreements to manage its exposure to variability in interest rates on debt in Colombia and South Africa. These interest rate swap agreements have been designated as cash flow hedges. During the year ended December 31, 2013, the Company assumed three interest rate swap agreements in Costa Rica related to the Costa Rica Loan in connection with the MIPT acquisition. These interest rate swap agreements were designated as cash flow hedges and were subsequently terminated upon repayment of the Costa Rica Loan.

South Africa

The Company’s South African subsidiary has fifteen interest rate swap agreements outstanding in South Africa, which mature on the earlier of termination of the underlying debt or March 31, 2020. The interest rate swap agreements provide that the Company pay a fixed interest rate ranging from 6.09% to 7.83% and receive variable interest at the three-month JIBAR over the term of the interest rate swap agreements. The notional value is reduced in accordance with the repayment schedule under the South African Facility.

Colombia

The Company’s Colombian subsidiary has one interest rate swap agreement outstanding in Colombia, which matures on the earlier of termination of the underlying debt or November 30, 2020. The interest rate swap agreement provides that the Company pay a fixed interest rate of 5.78% and receive variable interest at the one-month IBR over the term of the interest rate swap agreement. The notional value is reduced in accordance with the repayment schedule under the Colombian Long-Term Credit Facility.

Costa Rica

As of December 31, 2013, the Company’s Costa Rican subsidiary has three interest rate swap agreements in Costa Rica, which mature on the earlier of termination of the underlying debt or February 16, 2019. The interest rate swap agreements provide that the Company pay a fixed interest rate ranging from 1.62% to 2.41% and receive variable interest at the three-month LIBOR rate over the term of the interest rate swap agreements.

The notional value and fair value of the interest rate swap agreements are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Local	USD	Local	USD
South Africa (ZAR)
Notional	469,354	44,732	423,634	49,995
Fair Value	939	90	(20,441)	(2,412)
Colombia (COP)
Notional	101,250,000	52,547	101,250,000	57,261
Fair Value	(3,000,236)	(1,557)	(5,356,377)	(3,029)
Costa Rica (USD)
Notional		42,000
Fair Value		(628)

As of December 31, 2013, the South African interest rate swap agreements are in an asset position and are included in Notes receivable and other non-current assets on the consolidated balance sheets. The remaining interest rate swap agreements are in liability positions and are included in Other non-current liabilities on the consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013, 2012 and 2011, the interest rate swap agreements had the following impact on the Company’s consolidated financial statements (in thousands):

Year Ended December 31,	Gain(Loss) Recognized in OCI- Effective Portion	Gain(Loss) Reclassified from Accumulated OCI into Income- Effective Portion	Location of Gain(Loss) Reclassified from Accumulated OCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2013	$ 1,481	$(2,809)	Interest Expense	N/A	N/A
2012	$(6,220)	$(1,340)	Interest Expense	N/A	N/A
2011	$ (228)	$(2,205)	Interest Expense	N/A	N/A

As of December 31, 2013, $1.9 million of the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next twelve months.

In addition to the interest rate swap agreements above, the Company is amortizing the settlement cost of a treasury rate lock as additional interest expense over the term of the 7.00% senior unsecured notes due 2017. For the years ended December 31, 2013, 2012 and 2011, the Company reclassified $0.8 million, $0.8 million and $0.5 million (net of tax of $0.3 million in 2011), respectively, from OCI into Interest expense in the accompanying consolidated statements of operations.

The Company also recognized a gain on the settlement of interest rate swap agreements entered into in connection with the 2007 Securitization. The settlement was recognized as a reduction in interest expense over a five-year period for which the interest rate swaps were designated as hedges. During the years ended December 31, 2012 and 2011, the Company recorded $0.2 million and $0.4 million (net of tax of $0.2 million in 2011), respectively, as a reduction in interest expense. The remaining portion of the gain was fully amortized during the year ended December 31, 2012.

In connection with the Company’s conversion to a REIT, as of December 31, 2011 the Company reversed the deferred tax assets and liabilities related to certain of its subsidiaries. Accordingly, approximately $1.8 million of deferred tax assets associated with the deferred loss on the settlement of the treasury rate lock and the deferred gain on the settlement of the interest rate swap agreement entered into in connection with the Securitization were reclassified to other comprehensive income.

For additional information on the Company’s interest rate swap agreements, see notes 12 and 13.

12.    FAIR VALUE MEASUREMENTS

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that is required to be measured at fair value on a recurring basis is as follows (in thousands):

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)		$18,612		$18,612
Interest rate swap agreements		$90		$90

Liabilities:
Acquisition-related contingent consideration			$31,890	$31,890
Interest rate swap agreements		$2,185		$2,185

	December 31, 2012
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)	$6,018			$6,018

Liabilities:
Acquisition-related contingent consideration			$23,711	$23,711
Interest rate swap agreements		$5,442		$5,442

(1)	Consists of highly liquid investments with original maturities in excess of three months.

Interest Rate Swap Agreements

The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Fair valuations of the interest rate swap agreements reflect the value of the instrument including the values associated with counterparty risk, the Company’s own credit standing and the value of the net credit differential between the counterparties to the derivative contract.

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur. In Colombia and Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In addition, as a result of the MIPT acquisition on October 1, 2013, the Company assumed additional contingent consideration liability in Costa Rica, Panama and the United States. The Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a limited specified period of time.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying consolidated balance sheets and Operating expenses in the consolidated statements of operations.

As of December 31, 2013, the Company estimates the value of all potential acquisition-related contingent consideration required payments to be between zero and $50.1 million. During the years ended December 31, 2013 and 2012, the fair value of the contingent consideration changed as follows (in thousands):

	2013	2012
Balance as of January 1	$23,711	$25,617
Additions (1)	13,474	6,653
Payments	(8,789)	(15,716)
Change in fair value	5,743	6,329
Foreign currency translation adjustment	(2,249)	828

Balance as of December 31	$31,890	$23,711

(1)	Approximately $9.3 million of the additions to contingent consideration liability relates to the MIPT acquisition.

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the year ended December 31, 2013, certain long-lived assets held and used with a carrying value of $8,554.5 million were written down to their net realizable value of $8,538.6 million as a result of an asset impairment charge of $15.9 million. During the year ended December 31, 2012, long-lived assets held and used with a carrying value of $5,379.2 million were written down to their net realizable value of $5,357.7 million, as a result of an asset impairment charge of $21.5 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from the sale of assets or the projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2013.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments that reasonably approximate fair value at December 31, 2013 and 2012 includes cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2013, the carrying value and fair value of long-term obligations, including the current portion, are $14.5 billion and $14.7 billion, respectively, of which $8.6 billion is measured using Level 1 inputs and $6.1 billion is measured using Level 2 inputs. As of December 31, 2012, the carrying value and fair value of long-term obligations, including the current portion, were $8.8 billion and $9.4 billion, respectively, of which $4.9 billion was measured using Level 1 inputs and $4.5 billion was measured using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in Accumulated other comprehensive loss for the year ended December 31, 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,358)	$(3,827)	$(175,162)	$(183,347)
Other comprehensive income (loss) before reclassifications, net of tax	867	—	(131,160)	(130,293)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,622	798	—	2,420

Net current-period other comprehensive income (loss)	2,489	798	(131,160)	(127,873)

Balance as of December 31, 2013	$(1,869)	$(3,029)	$(306,322)	$(311,220)

(1)	Losses on cash flow hedges have been reclassified into interest expense in the accompanying consolidated statements of operations. The tax effect of approximately $0.2 million is included in income tax expense for the year ended December 31, 2013.

14.    INCOME TAXES

The Company has filed, for prior taxable years through its taxable year ended December 31, 2011, a consolidated U.S. federal tax return, which included all of its then wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2012, the Company filed, and intends to continue to file, as a REIT, and its domestic TRSs filed, and intend to continue to file, as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

The income tax provision from continuing operations is comprised of the following for the years ended December 31, (in thousands):

	2013	2012	2011
Current:
Federal	$(30,322)	$(18,170)	$(14,069)
State	(13,731)	(6,321)	(19,346)
Foreign	(44,973)	(53,513)	(34,813)
Deferred:
Federal	(16,318)	(13,094)	(81,685)
State	(5,139)	(666)	(12,001)
Foreign	50,942	(15,540)	36,834

Income tax provision	$(59,541)	$(107,304)	$(125,080)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision for the year ended December 31, 2011 is net of the deferred tax benefit due to the Company’s conversion to a REIT of approximately $121 million. The income tax provision for the year ended December 31, 2013 includes an expense of approximately $21.5 million resulting from a restructuring of certain of the Company’s domestic TRSs.

The domestic and foreign components of income from continuing operations before income taxes and income on equity method investments are as follows for the years ended December 31, (in thousands):

	2013	2012	2011
United States	$766,772	$787,960	$608,936
Foreign	(225,023)	(86,666)	(102,041)

Total	$541,749	$701,294	$506,895

For the year ended December 31, 2011, the Company recorded an income tax expense of $125.1 million, net of a benefit due to the adjustment of approximately $121 million in deferred tax liabilities (net of deferred tax assets) the values of which were reduced as a result of its conversion to a REIT. A reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows for the years ended December 31:

	2013	2012	2011
Statutory tax rate	35%	35%	35%
Tax adjustment related to REIT (1)	(35)	(35)	—
State taxes, net of federal benefit	3	1	6
Foreign taxes	(5)	4	3
Foreign withholding taxes	6	4	2
Deferred tax adjustment due to REIT conversion	—	—	(24)
Domestic TRS restructuring	4	—	—
Change in valuation allowance	—	8	—
Other	3	(2)	3

Effective tax rate	11%	15%	25%

(1)	Includes 28% and 18% from dividend paid deductions in 2013 and 2012, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset and related valuation allowance are as follows as of December 31, (in thousands):

	2013	2012
Current assets:
Allowances, accruals and other items not currently deductible	$28,077	$31,561
Current deferred liabilities	(4,547)	(2,509)

Subtotal	23,530	29,052
Valuation allowance	(3,638)	(3,298)

Net current deferred tax assets	$19,892	$25,754

Non-current items:
Assets:
Net operating loss carryforwards	197,335	127,914
Accrued asset retirement obligations	85,627	70,797
Stock-based compensation	4,331	25,258
Unearned revenue	46,788	21,912
Unrealized loss on foreign currency	68,951	33,010
Items not currently deductible and other	23,877	22,914
Liabilities:
Depreciation and amortization	(114,005)	(42,896)
Deferred rent	(17,814)	(18,640)
Other	(4,931)	(4,566)

Subtotal	290,159	235,703
Valuation allowance	(132,368)	(92,260)

Net non-current deferred tax assets	$157,791	$143,443

At December 31, 2013 and 2012, the Company has provided a valuation allowance of approximately $136.0 million and $95.6 million, respectively, which primarily relates to foreign items. During 2013, the Company increased amounts recorded as valuation allowances due to the uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

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

The Company’s deferred tax assets as of December 31, 2012 in the table above do not include $6.9 million of excess tax benefits from the exercise of employee stock options that are a component of NOLs as these benefits can only be recognized when the related tax deduction reduces income taxes payable. As of December 31, 2013, the excess tax benefit from the exercise of employee stock options have been fully recognized.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability related to the U.S. federal and state

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income taxes and foreign withholding taxes on approximately $278.5 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Should the Company decide to repatriate the foreign earnings, it may have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside of the United States.

At December 31, 2013, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income, which includes losses of approximately $0.3 billion related to employee stock options. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2014 to 2018	$—	$109,577	$354
2019 to 2023	—	277,687	84,308
2024 to 2028	786,863	586,500	—
2029 to 2033	419,982	231,521	—
Indefinite carryforward	—	—	597,284

Total	$1,206,845	$1,205,285	$681,946

In addition, the Company has Mexican tax credits of $2.4 million, which if not utilized will expire in 2017.

As of December 31, 2013 and 2012, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $31.1 million and $30.6 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $1.2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2013	2012	2011
Balance at January 1	$34,337	$38,886	$79,012
Additions based on tax positions related to the current year	1,427	1,037	1,801
Additions for tax positions of prior years	—	—	16,520
Reductions for tax positions of prior years	(320)	(221)	(54,430)
Foreign currency	(1,681)	(439)	(3,550)
Reduction as a result of the lapse of statute of limitations and effective settlements	(1,218)	(4,926)	(467)

Balance at December 31	$32,545	$34,337	$38,886

During the years ended December 31, 2013, 2012 and 2011, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $1.2 million, $4.9 million and $0.5 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

The Company recorded penalties and tax-related interest expense (benefit) to the tax provision of $3.4 million, ($2.9 million) and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the total unrecognized tax benefits included in the consolidated balance sheets were $32.5 million and $34.3 million, respectively. As of December 31, 2013 and 2012, the total amount of accrued income tax-related interest and penalties included the consolidated balance sheets were $30.9 million and $28.7 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2013 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2013.

In September 2013, the Internal Revenue Service released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Section 263(a) of the Code to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (Code Section 162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 27, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. In addition, taxpayers are permitted to early adopt the Final Regulations for taxable years beginning on or after January 1, 2012. The Company does not expect the Final Regulations to have a material effect on its results of operations or financial condition.

15.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense of $68.1 million, $52.0 million and $47.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Stock-based compensation expense for the years ended December 31, 2013 and 2011 included $1.1 million and $3.0 million, respectively, related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company did not modify the vesting or exercise terms of equity awards during the year ended December 31, 2012. The Company capitalized $1.6 million and $2.2 million of stock-based compensation expense as property and equipment during the years ended December 31, 2013 and 2012, respectively.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (“2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of December 31, 2013, the Company has the ability to grant stock-based awards with respect to an aggregate of 16.6 million shares of common stock under the 2007 Plan.

Effective January 1, 2013, the Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013 that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, the Company recognizes compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an additional $7.8 million of stock-based compensation expense during the year ended December 31, 2013.

Stock Options—The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The risk-free treasury rate is based

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the U.S. Treasury yield approximating the estimated life in effect at the accounting measurement date. The expected life (estimated period of time outstanding) is estimated using the vesting term and historical exercise behavior of the Company’s employees. The expected volatility is based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend is the Company’s best estimate of expected future dividend yield.

Key assumptions used to apply this pricing model are as follows:

	2013	2012	2011
Range of risk-free interest rate	0.75%-1.42%	0.62% – 1.03%	0.90% – 2.24%
Weighted average risk-free interest rate	0.91%	0.92%	1.97%
Expected life of option grants	4.41 years	4.40 years	4.50 years
Range of expected volatility of underlying stock price	24.43% – 36.09%	36.53% – 37.86%	36.89% – 38.13%
Weighted average expected volatility of underlying stock price	33.37%	37.84%	36.98%
Expected annual dividend yield	1.50%	1.50%	0.03%

The weighted average grant date fair value per share during the years ended December 31, 2013, 2012 and 2011 was $19.05, $17.46 and $17.18, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $42.1 million, $59.5 million and $54.6 million, respectively. As of December 31, 2013, total unrecognized compensation expense related to unvested stock options is approximately $34.4 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $40.6 million during the year ended December 31, 2013.

The following table summarizes the Company’s option activity for the periods presented:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2013	5,829,945	$44.09
Granted	1,449,261	76.89
Exercised	(1,081,437)	37.52
Forfeited	(91,298)	59.27
Expired	(300)	9.94

Outstanding as of December 31, 2013	6,106,171	$52.81	6.52	$164.9

Exercisable as of December 31, 2013	3,196,741	$40.54	4.81	$125.6
Vested or expected to vest as of December 31, 2013	6,104,707	$52.81	6.52	$164.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
808,812	$ 10.68 — $35.72	$27.94	3.97	808,812	$27.94
1,913,223	37.52 — 47.25	40.64	4.33	1,729,532	40.38
854,664	50.78 — 58.60	51.23	7.20	376,970	51.14
1,131,753	62.00 — 74.06	62.54	8.20	255,515	62.23
1,397,719	76.90 — 79.05	76.95	9.20	25,912	76.90

6,106,171	$ 10.68 — $79.05	$52.81	6.52	3,196,741	$40.54

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the year ended December 31, 2013:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2013	1,968,553	$51.56
Granted	828,218	76.88
Vested	(817,966)	45.92
Forfeited	(138,668)	61.00

Outstanding as of December 31, 2013	1,840,137	$64.75

Expected to vest, net of estimated forfeitures, as of December 31, 2013	1,769,009	$64.54

The total fair value of restricted stock units that vested during the year ended December 31, 2013 was $62.7 million.

As of December 31, 2013, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan is $76.9 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market values on the first or last day of such offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2013, 2012 and 2011 offering periods employee contributions were accumulated to purchase an estimated 78,000, 88,000 and 79,000 shares, respectively, at weighted average prices per share of $64.74, $51.59 and $44.56, respectively. During each six month offering period, employees accumulate payroll deductions to purchase the Company’s common stock. The fair value of the ESPP shares purchased is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the six month offering period. The weighted average fair value per share of ESPP shares purchased during the year ended December 31, 2013, 2012 and 2011 was $13.42, $13.64 and $12.18, respectively. At December 31, 2013, 3.4 million shares remain reserved for future issuance under the plan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP for the years ended December 31, are as follows:

	2013	2012	2011
Range of risk-free interest rate	0.07% – 0.13%	0.05% – 0.12%	0.11% – 0.20%
Weighted average risk-free interest rate	0.10%	0.08%	0.16%
Expected life of shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price over the option period	12.21% – 13.57%	33.16% – 33.86%	33.96% – 34.55%
Weighted average expected volatility of underlying stock price	12.88%	33.54%	34.28%
Expected annual dividend yield	1.50%	1.50%	N/A

16.    EQUITY

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of common stock (“2011 Buyback”).

During the year ended December 31, 2013, the Company repurchased 1,938,021 shares of its common stock for an aggregate of $145.0 million, including commissions and fees, pursuant to the 2011 Buyback. On September 6, 2013, the Company temporarily suspended repurchases following the signing of its agreement to acquire MIPT. As of December 31, 2013, the Company had repurchased a total of approximately 6.3 million shares of its common stock under the 2011 Buyback for an aggregate of $389.0 million, including commissions and fees.

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

The Company continues to manage the pacing of the remaining $1.1 billion under the 2011 Buyback in response to general market conditions and other relevant factors, including its financial policies. The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback are subject to the Company having available cash to fund repurchases.

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to its ESPP and upon exercise of stock options granted under its equity incentive plans. For the year ended December 31, 2013, the Company received an aggregate of $45.5 million in proceeds upon exercises of stock options and from its ESPP.

Distributions—During the year ended December 31, 2013, the Company declared and paid the following regular cash distributions to the stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 12, 2013	April 25, 2013	April 10, 2013	$0.26	$102.8
May 22, 2013	July 16, 2013	June 17, 2013	$0.27	$106.7
September 12, 2013	October 7, 2013	September 23, 2013	$0.28	$110.5
December 4, 2013	December 31, 2013	December 16, 2013	$0.29	$114.5

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of December 31, 2013, the Company accrued $1.9 million of distributions payable related to unvested restricted stock units. During the year ended December 31, 2013, the Company paid $0.2 million of distributions payable upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

17.    IMPAIRMENTS, NET LOSS ON SALES OF LONG-LIVED ASSETS

During the years ended December 31, 2013, 2012 and 2011, the Company recorded impairment charges and net losses on sales or disposals of long-lived assets of $32.5 million, $34.4 million and $17.4 million, respectively. These charges are primarily related to assets included in the Company’s domestic rental and management segment and are included in Other operating expenses in the consolidated statements of operation.

Included in these amounts are impairment charges of approximately $15.9 million, $21.5 million and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, to write down certain assets to net realizable value after an indicator of impairment was identified. Included in amounts recorded for the year ended December 31, 2012, was an impairment charge of approximately $10.8 million resulting from the impairment of one of the Company’s outdoor DAS networks upon the termination of a tenant lease.

Also included in these amounts are net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $16.6 million, $12.9 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

18.    EARNINGS PER COMMON SHARE

Basic income from continuing operations per common share represents Income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per common share represents Income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the treasury stock method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 19).

The following table sets forth basic and diluted income from continuing operations per common share computational data for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share data):

	2013	2012	2011
Income from continuing operations attributable to American Tower Corporation	$551,333	$637,283	$396,462

Basic weighted average common shares outstanding	395,040	394,772	395,711
Dilutive securities	4,106	4,515	4,484

Diluted weighted average common shares outstanding	399,146	399,287	400,195

Basic income from continuing operations attributable to
American Tower Corporation per common share	$1.40	$1.61	$1.00

Diluted income from continuing operations attributable to
American Tower Corporation per common share	$1.38	$1.60	$0.99

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013, 2012 and 2011, the diluted weighted average number of common shares outstanding excludes shares issuable upon exercise of the Company’s stock options and stock based awards of 1.2 million, 1.0 million and 0.9 million, respectively, as the effect would be anti-dilutive.

19.    COMMITMENTS AND CONTINGENCIES

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

TriStar Litigation—The Company is involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under the Company’s owned or managed sites and the Company believes TriStar has improperly induced the landowner to breach obligations to the Company. In addition, on February 16, 2012, TriStar brought a federal action against the Company in the United States District Court for the Northern District of Texas, in which TriStar principally alleges that the Company made misrepresentations to landowners when competing with TriStar for land under the Company’s owned or managed sites. On January 22, 2013, the Company filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and the Company. TriStar and the Company are each seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as damages.

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the leases.

Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable tower sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$512,429
2015	504,485
2016	492,058
2017	478,383
2018	466,138
Thereafter	4,433,263

Total	$6,886,756

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2013, 2012 and 2011 approximated $495.2 million, $419.0 million and $366.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under capital leases in effect at December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$11,114
2015	9,063
2016	8,601
2017	8,390
2018	7,371
Thereafter	168,695

Total minimum lease payments	213,234
Less amounts representing interest	(139,856)

Present value of capital lease obligations	$73,378

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant. In the United States, initial terms for television and radio broadcast leases typically range between ten to twenty years, while leases for wireless communications providers generally have initial terms of five to ten years. Internationally, the Company’s typical tenant leases have initial terms of ten years. In most cases, the Company’s tenant leases have multiple renewal terms at the option of the tenant.

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$3,109,078
2015	3,043,013
2016	2,966,499
2017	2,887,319
2018	2,735,520
Thereafter	7,901,662

Total	$22,643,091

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), for the lease or sublease of approximately 2,450 towers from AT&T commencing between December 2000 and August 2004. Substantially all of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. During the year ended December 31, 2013, the Company purchased four of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased was approximately $597.9 million as of December 31, 2013, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”) to acquire towers through a 15-year sublease agreement. Pursuant to the agreement with Verizon, as amended, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $71.2 million as of December 31, 2013. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at December 31, 2013 would be valued at approximately $109.0 million.

Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2013, is not aware of any agreements that could result in a material payment.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the liability is also reasonably estimable. On January 21, 2014, the Company received an income tax assessment in the amount of 22.6 billion INR (approximately $369.0 million on the date of assessment), asserting tax liabilities arising out of a transfer pricing review of transactions by Essar Telecom Infrastructure Private Limited (“ETIPL”), and more specifically involving the issuance of share capital and the determination by the tax authority that an income tax obligation arose as a result of such issuance. The assessment was made with respect to transactions that took place in the tax year commencing in 2008, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010. The Company believes that there is no basis upon which the tax assessment can be enforced under existing tax law and accordingly has not recorded an obligation in the consolidated financial statements. The assessment is being challenged with the appellate authorities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Supplemental cash flow information:
Cash paid for interest	$397,366	$366,458	$274,234
Cash paid for income taxes (net of refunds of $19,701, $20,847 and $9,277, respectively)	51,676	69,277	53,909
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	9,147	(10,244)	8,507
Purchases of property and equipment under capital leases	27,416	19,219	6,800
Fair value of debt assumed through acquisitions	1,576,186	—	209,321

21.    BUSINESS SEGMENTS

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments:

•	Domestic: consisting of rental and management operations in the United States; and

•	International: consisting of rental and management operations in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Panama, Peru, South Africa and Uganda.

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

The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment operating profit and segment gross margin also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Loss on retirement of long-term obligations, Other (expense) income, Net income (loss) attributable to noncontrolling

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest, Income (loss) on equity method investments, and Income tax provision (benefit). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2013, 2012 and 2011 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Loss on retirement of long-term obligations; and Other (expense) income, and (ii) reconciles segment operating profit to Income from continuing operations before income taxes and income on equity method investments, as the amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2013	Domestic	International
	(in thousands)
Segment revenues	$2,189,365	$1,097,725	$3,287,090	$74,317		$3,361,407
Segment operating expenses (1)	405,419	422,346	827,765	30,564		858,329
Interest income, TV Azteca, net	—	22,235	22,235	—		22,235

Segment gross margin	1,783,946	697,614	2,481,560	43,753		2,525,313

Segment selling, general, administrative and development expense (1)	103,989	123,338	227,327	9,257		236,584

Segment operating profit	$1,679,957	$574,276	$2,254,233	$34,496		$2,288,729

Stock-based compensation expense					$68,138	68,138
Other selling, general, administrative and development expense					112,367	112,367
Depreciation, amortization and accretion					800,145	800,145
Other expense (principally interest expense and other expense)					766,330	766,330

Income from continuing operations before income taxes and income on equity method investments						$541,749

Capital expenditures	$416,239	$277,910	$694,149	$—	$30,383	$724,532

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.5 million and $66.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2012	Domestic	International
	(in thousands)
Segment revenues	$1,940,689	$862,801	$2,803,490	$72,470		$2,875,960
Segment operating expenses (1)	357,555	328,333	685,888	34,830		720,718
Interest income, TV Azteca, net	—	14,258	14,258	—		14,258

Segment gross margin	1,583,134	548,726	2,131,860	37,640		2,169,500

Segment selling, general, administrative and development expense (1)	85,663	95,579	181,242	6,744		187,986

Segment operating profit	$1,497,471	$453,147	$1,950,618	$30,896		$1,981,514

Stock-based compensation expense					$51,983	51,983
Other selling, general, administrative and development expense					89,093	89,093
Depreciation, amortization and accretion					644,276	644,276
Other expense (principally interest expense and other expense)					494,868	494,868

Income from continuing operations before income taxes and income on equity method investments						$701,294

Capital expenditures	$268,997	$279,004	$548,001	$—	$20,047	$568,048

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $50.2 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Year Ended December 31, 2011	Domestic	International
	(in thousands)
Segment revenues	$1,744,260	$641,925	$2,386,185	$57,347		$2,443,532
Segment operating expenses (1)	353,458	235,709	589,167	29,460		618,627
Interest income, TV Azteca, net	—	14,214	14,214	—		14,214

Segment gross margin	1,390,802	420,430	1,811,232	27,887		1,839,119

Segment selling, general, administrative and development expense (1)	77,041	82,106	159,147	7,864		167,011

Segment operating profit	$1,313,761	$338,324	$1,652,085	$20,023		$1,672,108

Stock-based compensation expense					$47,437	47,437
Other selling, general, administrative and development expense					76,705	76,705
Depreciation, amortization and accretion					555,517	555,517
Other expense (principally interest expense and other expense)					485,554	485,554

Income from continuing operations before income taxes and income on equity method investments						$506,895

Capital expenditures	$325,264	$178,826	$504,090	$—	$18,925	$523,015

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.3 million and $45.1 million, respectively.

Additional information relating to the total assets of the Company’s operating segments for the years ended December 31, is as follows (in thousands):

	2013	2012 (1)	2011
Domestic rental and management	$13,480,641	$8,471,169	$7,789,578
International rental and management (2)	6,564,840	5,190,987	3,942,258
Network development services	47,607	63,956	33,941
Other (3)	179,483	363,317	476,618

Total assets	$20,272,571	$14,089,429	$12,242,395

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.
(3)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2013, 2012 and 2011 and and long-lived assets as of December 31, 2013 and 2012, is as follows (in thousands):

	2013	2012	2011
Operating Revenues:
United States	$2,263,682	$2,013,159	$1,801,607
International (1):
Brazil	212,201	198,068	177,526
Chile	28,978	22,114	7,380
Colombia	70,901	48,424	13,690
Costa Rica	4,055	—	—
Germany	62,756	4,030	—
Ghana	92,114	81,818	41,464
India	191,355	181,863	170,680
Mexico	288,306	217,473	183,175
Panama	424	—	—
Peru	5,824	5,310	4,546
South Africa	91,906	80,202	43,464
Uganda	48,905	23,499	—

Total international	1,097,725	862,801	641,925

Total operating revenues	$3,361,407	$2,875,960	$2,443,532

(1)	Balances are translated at the applicable exchange rate and therefore may impact comparability between periods.

	2013	2012 (1)
Long-Lived Assets (2):
United States	$12,278,780	$7,554,720
International (3):
Brazil	1,290,767	911,371
Chile	167,318	196,387
Colombia	390,197	380,326
Costa Rica	271,988	—
Germany	535,883	540,108
Ghana	304,603	377,553
India	610,744	676,049
Mexico	1,355,542	710,888
Panama	21,049	—
Peru	58,220	65,756
South Africa	213,316	231,573
Uganda	195,128	169,853

Total international	5,414,755	4,259,864

Total long-lived assets	$17,693,535	$11,814,584

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.
(3)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tenants within the domestic and international rental and management segments and network development services segment individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
AT&T Mobility	18%	18%	20%
Sprint Nextel	16%	14%	14%
Verizon Wireless	11%	11%	12%
T-Mobile	11%	8%	7%

22.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013, 2012, and 2011, the Company had no significant related party transactions.

23.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2013:
Operating revenues	$802,728	$808,830	$807,880	$941,969	$3,361,407
Cost of operations (1)	201,766	205,709	200,829	251,569	859,873
Operating income	299,686	312,812	308,879	292,928	1,214,305
Net income	160,948	84,113	163,222	73,925	482,208
Net income attributable to American Tower Corporation	171,407	99,821	180,123	99,982	551,333
Basic net income per common share	0.43	0.25	0.46	0.25	1.40
Diluted net income per common share	0.43	0.25	0.45	0.25	1.38

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2012:
Operating revenues	$696,517	$697,734	$713,335	$768,374	$2,875,960
Cost of operations (1)	170,985	172,384	184,904	194,206	722,479
Operating income	274,446	270,486	295,552	279,235	1,119,719
Net income	210,358	33,689	231,825	118,153	594,025
Net income attributable to American Tower Corporation	221,306	48,209	232,089	135,679	637,283
Basic net income per common share	0.56	0.12	0.59	0.34	1.61
Diluted net income per common share	0.56	0.12	0.58	0.34	1.60

(1)	Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    SUBSEQUENT EVENTS

3.40% Senior Notes and 5.00% Senior Notes Offering—On January 10, 2014, the Company completed a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% Notes and $500.0 million aggregate principal amount of reopened 5.00% Notes. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As of January 10, 2014, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes was $1.0 billion.

The Company used a portion of the proceeds, together with cash on hand, to repay $88.0 million of indebtedness under the 2012 Credit Facility and $710.0 million of indebtedness under the 2013 Credit Facility.

The reopened 3.40% Notes have identical terms as, are fungible with and are part of a single series of senior debt securities with the 3.40% Notes originally issued on August 19, 2013. The reopened 5.00% Notes have identical terms as, are fungible with and are part of a single series of senior debt securities with the 5.00% Notes originally issued on August 19, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

SCHEDULE III—SCHEDULE OF REAL ESTATE

AND ACCUMULATED DEPRECIATION

Description	Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
67,069 sites (1)	$3,676,882	(2)	(3)	(3)	$10,003,617	(4)	$(3,297,033)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(2)	Certain assets secure debt of approximately $3.7 billion.
(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)	Does not include those sites under construction.

	2013	2012
Gross amount at beginning	8,290,313 (1)	7,192,641
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions (2)	1,415,171	739,144
Discretionary capital projects (3)	314,126	217,935
Discretionary ground lease purchases (4)	102,991	93,990
Redevelopment capital expenditures (5)	89,960	67,309
Capital improvements (6)	58,960	70,453
Start-up capital expenditures (7)	15,757	—
Other (8)	8,764	30,813

Total additions	2,005,729	1,219,644

Total deductions:
Cost of real estate sold or disposed	(48,467)	(15,288)
Other (9)	(243,958)	(80,450)

Total deductions:	(292,425)	(95,738)

Balance at end	10,003,617	8,316,547

(1)	Balance has been revised to reflect purchase accounting measurement period adjustments.
(2)	Includes acquisition of sites and purchase accounting adjustments.
(3)	Includes amounts incurred primarily for the construction of new sites.
(4)	Includes amounts incurred to purchase or otherwise secure the land under communications sites.
(5)	Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.
(6)	Includes amounts incurred to maintain existing sites.
(7)	Includes amounts incurred for acquisitions and new market launches and costs that are contemplated in the business cases for these investments.
(8)	Primarily includes regional improvements and other additions.
(9)	Primarily includes foreign currency exchange rate fluctuations.

	2013	2012
Gross amount of accumulated depreciation at beginning	(2,968,230)	(2,646,927)

Additions during period:
Depreciation	(408,693)	(344,778)
Other	(264)	(253)

Total Additions	(408,957)	(345,031)

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	17,462	10,920
Other (1)	62,692	12,808

Total deductions	80,154	23,728

Balance at end	(3,297,033)	(2,968,230)

(1)	Primarily includes foreign currency exchange rate fluctuations.

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(3)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(4)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(5)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(7)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(8)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(11)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2009;

(12)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(13)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(14)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(17)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(18)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(19)	Annual Report on Form 10-K (File No. 001-14195) filed on February 29, 2012;

(20)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 2, 2012;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013;

(23)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2013;

(24)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 1, 2013;

(25)	Current Report on Form 8-K (File No.001-14195) filed on May 22, 2013;

(26)	Registration Statement on Form S-3ASR (File No. 333-188812) filed on May 23, 2013;

(27)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 31, 2013;

(28)	Current Report on Form 8-K (File No. 001-14195) filed on August 19, 2013;

(29)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2013; and

(30)	Current Report on Form 8-K (File No. 001-14195) filed on December 12, 2013.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1(16)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware effective as of December 31, 2011	3.1(18)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2(18)

3.3	Amended and Restated By-Laws of the Company, effective as of May 21, 2013	3.1(25)

4.1	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(6)

4.2	Indenture dated as of June 10, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1(10)

4.3	Indenture dated as of October 20, 2009 by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee for the 4.625% Senior Notes due 2015	10.1(11)

4.4	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(13)

4.5	Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association as Trustee	4.12(26)

4.6	Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.05% Senior Notes due 2020	4(14)

4.7	Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 4.50% Senior Notes due 2018	4.1(15)

4.8	Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A. as Trustee, for the 5.90% Senior Notes due 2021	4.1(17)

4.9	First Supplemental Indenture, dated as of December 2, 2008, to Indenture dated as of October 1, 2007, by and between the Company and the Bank of New York Mellon Trust Company N.A. as Trustee, for the 7.00% Senior Notes due 2017	4.8(19)

Exhibit No.	Description of Document	Exhibit File No.

4.10	Second Supplemental Indenture, dated as of December 30, 2011, to Indenture dated as of October 1, 2007, with respect to the 7.000% Senior Notes of the Company’s predecessor prior to the REIT conversion (the “Predecessor Registrant”), by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.3(18)

4.11	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of June 10, 2009, with respect to the Predecessor Registrant’s 7.25% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.4(18)

4.12	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of October 20, 2009 with respect to the Predecessor Registrant’s 4.625% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.5 (18)

4.13	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A. as Trustee	4.6(18)

4.14	Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee	4.1(20)

4.15	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee	4.1(22)

4.16	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated May 23, 2013, by and between American Tower Corporation and U.S. Bank National Association, as Trustee	4.1(28)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1)(3)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5(12)

10.3	2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.6 to the SpectraSite Holdings, Inc. Current Report on Form 8-K (File No. 000-27217) filed on February 11, 2003)	10.6*

10.4	Amendment No. 1 to the 2003 Equity Incentive Plan of SpectraSite, Inc. (incorporated by reference from Exhibit 10.11 to the SpectraSite, Inc. Registration Statement on Form S-1 (File No. 333-112154) filed on February 2, 2004)	10.11*

10.5	American Tower Corporation 2007 Equity Incentive Plan	Annex A (4)*

10.6	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.6(23)

10.7	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.31(23)*

Exhibit No.	Description of Document	Exhibit File No.

10.8	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(5)*

10.9	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.8(23)*

10.10	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.9(23)*

10.11	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(2)*

10.12	Amendment, dated August 6, 2009, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(7)*

10.13	First Amended and Restated Loan and Security Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender	10.1 (24)

10.14	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10.2(24)

10.15	First Amended and Restated Cash Management Agreement, dated as of March 15, 2013, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(24)

10.16	First Amended and Restated Trust and Servicing Agreement, dated as of March 15, 2013, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10.4(24)

10.17	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(1)

10.18	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(1)

10.19	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.20	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2013)	*

Exhibit No.	Description of Document	Exhibit File No.

10.21	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7(9)**

10.22	Letter Agreement, dated as of February 20, 2009, by and between the Company and Thomas A. Bartlett	10.1(8)*

10.23	Form of Waiver and Termination Agreement	10.4(8)

10.24	American Tower Corporation Severance Plan, as amended	10.35(12)*

10.25	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36(12)*

10.26	Letter Agreement, dated as of March 12, 2013 by and between the Company and Steven C. Marshall	10.5(24)*

10.27	Loan Agreement, dated as of January 31, 2012, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, CitiBank, N.A., The Royal Bank of Scotland plc and TD Securities (USA) LLC, as Co-Syndication Agents, J.P. Morgan Securities LLC, TD Securities (USA) LLC, CitiGroup Global Markets Inc. and RBS Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, Barclays Bank plc, Morgan Stanley MUFG Loan Partners, LLC, Mizuho Corporate Bank, Ltd. and RBC Capital Markets, as Joint Bookrunners and the several other lenders that are parties thereto	10.38(19)

10.28	Term Loan Agreement, dated as of June 29, 2012, among the Company, as Borrower, The Royal Bank of Scotland plc, as Administrative Agent, Royal Bank of Canada and TD Securities (USA) LLC, as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents, RBS Securities Inc., RBC Capital Markets, LLC and TD Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, J.P. Morgan Securities LLC and Morgan Stanley MUFG Loan Partners, LLC, as Joint Bookrunners, and lenders that are signatories thereto	10.1(21)

10.29	Loan Agreement, dated as of June 28, 2013, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, Barclays Bank PLC, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, TD Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as Co-Lead Arrangers and Joint Bookrunners and the several other lenders that are parties thereto	10.1(27)

10.30	Securities Purchase and Merger Agreement, dated as of September 6, 2013, among American Tower Investments LLC, as buyer, LMIF Pylon Guernsey Limited, Macquarie Specialised Asset Management Limited, solely in its capacity as responsible entity of Macquarie Global Infrastructure Fund IIIA, Macquarie Specialised Asset Management 2 Limited, solely in its capacity as responsible entity of Macquarie Global Infrastructure Fund IIIB, Macquarie Infrastructure Partners II U.S., L.P., Macquarie Infrastructure Partners II International, L.P., Macquarie Infrastructure Partners Canada, L.P., Macquarie Infrastructure Partners A, L.P., Macquarie Infrastructure Partners International, L.P., Stichting Depositary PGGM Infrastructure Funds, as sellers, Macquarie GTP Investments LLC, GTP Investments LLC, Macquarie Infrastructure Partners Inc., and the other parties thereto	10.1(29)

Exhibit No.	Description of Document	Exhibit File No.

10.31	First Amendment to the Securities Purchase and Merger Agreement, dated as of September 20, 2013 to the Securities Purchase and Merger Agreement dated September 6, 2013	10.2(29)

10.32	Second Amendment to the Securities Purchase and Merger Agreement, dated as of September 26, 2013 to the Securities Purchase and Merger Agreement dated September 6, 2013	10.3(29)

10.33	Loan Agreement, dated as of September 20, 2013, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, The Royal Bank of Scotland plc and TD Securities (USA) LLC, as syndication agents, Citibank, N.A., as documentation agent and J.P. Morgan Securities LLC, RBS Securities Inc. and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and the several other lenders that are parties thereto	10.4(29)

10.34	First Amendment to Term Loan Agreement, dated as of September 20, 2013 among the Company, as borrower, the Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under Company’s term loan agreement related to its $750 million term loan, entered into on June 29, 2012	10.5(29)

10.35	First Amendment to Loan Agreement, dated as of September 20, 2013 among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on January 31, 2012	10.6(29)

10.36	First Amendment to Loan Agreement, dated as of September 20, 2013 among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013	10.7(29)

10.37	Term Loan Agreement, dated as of October 29, 2013, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, Royal Bank of Canada and TD Securities (USA) LLC, as co-syndication agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Citibank, N.A, Morgan Stanley MUFG Loan Partners, LLC and CoBank, ACB as co-documentation agents, RBS Securities Inc., RBC Capital Markets, LLC, TD Securities (USA) LLC, J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and the several other lenders that are parties thereto	10.8(29)

10.38	Amended and Restated Indenture, dated as of May 25, 2007, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC and GTP Acquisition Partners III, LLC, as obligors, and The Bank of New York, as indenture trustee	10.9 (29)

10.39	Third Amended and Restated Indenture, dated as of February 17, 2010, by and between GTP Towers Issuer, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers III, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, West Coast PCS Structures, LLC and PCS Structures Towers, LLC, as obligors, and The Bank of New York Mellon, as trustee	10.10(29)

Exhibit No.	Description of Document	Exhibit File No.

10.40	Series 2010-1 Indenture Supplement, dated as of February 17, 2010 to the Third Amended and Restated Indenture dated February 17, 2010	10.11(29)

10.41	Series 2011-1 Indenture Supplement, dated as of March 11, 2011, to the Amended and Restated Indenture, dated May 25, 2007	10.12(29)

10.42	Second Amended and Restated Indenture, dated as of July 7, 2011, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC and GTP Acquisition Partners III, LLC, as obligors, and The Bank of New York Mellon, as indenture trustee	10.13(29)

10.43	Series 2011-2 Indenture Supplement, dated as of July 7, 2011 to the Second Amended and Restated Indenture, dated July 7, 2011	10.14(29)

10.44	Amended and Restated Indenture, dated as of February 28, 2012, by and between GTP Cellular Sites, LLC, Cell Tower Lease Acquisition LLC, GLP Cell Site I, LLC, GLP Cell Site II, LLC, GLP Cell Site III, LLC, GLP Cell Site IV, LLC, GLP Cell Site A, LLC, Cell Site NewCo II, LLC, as obligors, and Deutsche Bank Trust Company Americas, as indenture trustee	10.15(29)

10.45	Series 2012-1 and Series 2012-2 Indenture Supplement, dated as of February 28, 2012 to the Amended and Restated Indenture dated February 28, 2012	10.16(29)

10.46	Series 2013-1 Indenture Supplement, dated as of April 24, 2013 to the Second Amended and Restated Indenture dated July 7, 2011	10.17(29)

10.47	Second Amendment to Loan Agreement, dated as of December 10, 2013 among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and a majority of the lenders under the Company’s Loan Agreement entered into on January 31, 2012	10.1(30)

12	Statement Regarding Computation of Earnings to Fixed Charges	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

Exhibit No.	Description of Document	Exhibit File No.

101

The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language):

101.INS—XBRL Instance Document

101.SCH—XBRL Taxonomy Extension Schema Document

101.CAL—XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB—XBRL Taxonomy Extension Label Linkbase Document

101.PRE—XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF—XTRL Taxonomy Extension Definition

Filed herewith as Exhibit 101

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15 (a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.