Form 10-Q
period 2014-03-31
AMERICAN TOWER CORP /MA/
filed 2014-05-01
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014.

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

As of April 22, 2014, there were 395,745,715 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,439	$293,576
Restricted cash	161,262	152,916
Short-term investments	34,430	18,612
Accounts receivable, net	227,155	151,084
Prepaid and other current assets	265,057	314,176
Deferred income taxes	21,638	22,401

Total current assets	1,042,981	952,765

PROPERTY AND EQUIPMENT, net	7,344,049	7,262,175
GOODWILL	3,737,681	3,729,792
OTHER INTANGIBLE ASSETS, net	6,617,524	6,701,459
DEFERRED INCOME TAXES	270,994	262,529
DEFERRED RENT ASSET	950,576	918,847
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	453,602	445,004

TOTAL	$20,417,407	$20,272,571

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$115,726	$171,050
Accrued expenses	400,449	415,324
Distributions payable	127,286	575
Accrued interest	90,945	105,751
Current portion of long-term obligations	325,170	70,132
Unearned revenue	215,429	161,926

Total current liabilities	1,275,005	924,758

LONG-TERM OBLIGATIONS	14,009,007	14,408,146
ASSET RETIREMENT OBLIGATIONS	538,241	526,869
OTHER NON-CURRENT LIABILITIES	893,549	822,758

Total liabilities	16,715,802	16,682,531

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; no shares issued or outstanding
Common stock: $.01 par value; 1,000,000,000 shares authorized; 398,470,269 and 397,674,350 shares issued; and 395,660,243 and 394,864,324 shares outstanding, respectively	3,984	3,976
Additional paid-in capital	5,153,402	5,130,616
Distributions in excess of earnings	(1,006,058)	(1,081,467)
Accumulated other comprehensive loss	(272,410)	(311,220)
Treasury stock (2,810,026 and 2,810,026 shares at cost, respectively)	(207,740)	(207,740)

Total American Tower Corporation equity	3,671,178	3,534,165
Noncontrolling interest	30,427	55,875

Total equity	3,701,605	3,590,040

TOTAL	$20,417,407	$20,272,571

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
REVENUES:
Rental and management	$960,120	$777,433
Network development services	23,969	25,295

Total operating revenues	984,089	802,728

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $372 and $246, respectively)	250,835	191,295
Network development services (including stock-based compensation expense of $132 and $192, respectively)	9,934	10,471
Depreciation, amortization and accretion	245,763	185,804
Selling, general, administrative and development expense (including stock-based compensation expense of $24,100 and $20,604, respectively)	110,029	101,153
Other operating expenses	13,891	14,319

Total operating expenses	630,452	503,042

OPERATING INCOME	353,637	299,686

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371 and $371, respectively	2,595	3,543
Interest income	2,018	1,714
Interest expense	(143,307)	(111,766)
Loss on retirement of long-term obligations	(238)	(35,298)
Other (expense) income (including unrealized foreign currency (losses) gains of ($2,005) and $22,143, respectively)	(3,743)	22,291

Total other expense	(142,675)	(119,516)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	210,962	180,170
Income tax provision	(17,649)	(19,222)

NET INCOME	193,313	160,948
Net loss attributable to noncontrolling interest	9,186	10,459

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION	$202,499	$171,407

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation	$0.51	$0.43

Diluted net income attributable to American Tower Corporation	$0.51	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	395,146	395,239

Diluted	399,120	399,659

DISTRIBUTIONS DECLARED PER SHARE	$0.32	$0.26

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—Unaudited

(in thousands)

	Three months ended March 31,
	2014	2013
Net income	$193,313	$160,948
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax expense of $117 and $111, respectively	(704)	(1,044)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $55 and $59, respectively	914	549
Foreign currency translation adjustments, net of taxes of $1,056 and $13,732, respectively	22,492	27,427

Other comprehensive income	22,702	26,932

Comprehensive income	216,015	187,880

Comprehensive loss attributable to noncontrolling interest	25,294	8,831

Comprehensive income attributable to American Tower Corporation	$241,309	$196,711

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,313	$160,948
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	24,604	21,042
Depreciation, amortization and accretion	245,763	185,804
Loss on early retirement of securitized debt	238	35,288
Other non-cash items reflected in statements of operations	5,060	(7,496)
Increase in net deferred rent asset	(21,393)	(26,806)
(Increase) decrease in restricted cash	(8,347)	22,583
Increase in assets	(43,449)	(7,374)
Increase in liabilities	80,793	10,047

Cash provided by operating activities	476,582	394,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(213,891)	(123,905)
Payments for acquisitions, net of cash acquired	(62,761)	(245,094)
Proceeds from sale of short-term investments and other non-current assets	138,228	7,150
Payments for short-term investments	(151,263)	(14,650)
Deposits, restricted cash, investments and other	(1,369)	(129)

Cash used for investing activities	(291,056)	(376,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(172)	—
Borrowings under credit facilities	—	249,000
Proceeds from issuance of senior notes, net	769,640	983,354
Proceeds from other long-term borrowings	3,033	—
Proceeds from issuance of Securities in securitization transaction, net	—	1,778,496
Repayments of notes payable, credit facilities and capital leases	(916,632)	(2,937,744)
(Distributions to) contributions from noncontrolling interest holders, net	(154)	7,658
Purchases of common stock	—	(12,480)
Proceeds from stock options	13,795	6,140
Payment for early retirement of securitized debt	—	(29,234)
Deferred financing costs and other financing activities	(21,857)	(10,561)
Distributions	(554)	—

Cash (used for) provided by financing activities	(152,901)	34,629

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	7,238	21,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,863	73,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	293,576	368,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$333,439	$441,706

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $738 AND $704, RESPECTIVELY)	$19,094	$13,543

CASH PAID FOR INTEREST	$154,497	$95,251

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$7,809	$1,691

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$6,301	$4,495

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions in Excess of Earnings	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2013	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	660,809	7	—	—	17,137	—	—	—	17,144
Treasury stock activity	—	—	(164,120)	(12,480)	—	—	—	—	(12,480)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(1,115)	—	71	(1,044)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	511	—	38	549
Foreign currency translation adjustment, net of tax	—	—	—	—	—	25,908	—	1,519	27,427
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7,820	7,820
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(162)	(162)
Dividends/distributions declared	—	—	—	—	—	—	(102,861)	—	(102,861)
Net income (loss)	—	—	—	—	—	—	171,407	(10,459)	160,948

BALANCE, MARCH 31, 2013	396,624,027	$3,966	(1,036,125)	$(75,208)	$5,029,261	$(158,043)	$(1,128,361)	$109,907	$3,781,522

BALANCE, JANUARY 1, 2014	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

Stock-based compensation related activity	795,919	8	—	—	22,786	—	—	—	22,794
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(780)	—	76	(704)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	879	—	35	914
Foreign currency translation adjustment, net of tax	—	—	—	—	—	38,711	—	(16,219)	22,492
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(154)	(154)
Dividends/distributions declared	—	—	—	—	—	—	(127,090)	—	(127,090)
Net income (loss)	—	—	—	—	—	—	202,499	(9,186)	193,313

BALANCE, MARCH 31, 2014	398,470,269	$3,984	(2,810,026)	$(207,740)	$5,153,402	$(272,410)	$(1,006,058)	$30,427	$3,701,605

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

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). The Company’s use of TRSs enables it to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The businesses that the Company holds through its TRSs primarily include certain of its international operations and a portion of our managed network business.

As a REIT, the Company generally is not subject to federal income taxes on its income and gains that the Company distributes to its stockholders, including the income derived from leasing space on its towers. However, even as a REIT, the Company remains obligated to pay income taxes on earnings from its TRS operations. In addition, the Company’s international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The Company may, from time to time, change the election of previously designated TRSs that hold certain of its operations to be treated as QRSs, and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs. For all periods subsequent to the conversion from a TRS to a QRS, the Company includes the income from the QRSs as part of its REIT taxable income for the purpose of computing the Company’s REIT distribution requirements. During the quarter ended March 31, 2014, the Company restructured certain of its domestic TRSs, which included a portion of its network development services segment and indoor DAS networks business, to be treated as QRSs. As of March 31, 2014, in addition to these businesses, the Company’s QRSs include its domestic tower leasing business and most of its operations in Costa Rica, Mexico and Panama. The Company changed the previous TRS election for certain of its German subsidiaries to be treated as QRSs as of April 1, 2014.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

results of operations for such periods have been included. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying condensed consolidated financial statements. The significant estimates in the accompanying condensed consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.

Functional Currency—The functional currency of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica and Panama, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheet.

Transactional gains and losses on foreign currency transactions are reflected in Other expense (income) in the condensed consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany notes whose payment is not planned or anticipated in the foreseeable future, is reflected in AOCI in the condensed consolidated balance sheet. During the three months ended March 31, 2014, the Company recorded unrealized foreign currency losses of $15.5 million, of which $13.5 million was recorded in AOCI and $2.0 million was recorded in Other expense (income).

Accounting Standards Updates—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on reporting discontinued operations. Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance would require expanded disclosures about discontinued operations that would provide information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance would require disclosure of the pre-tax income attributable to a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014. The FASB permits early adoption of this standard, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The impact of the adoption of this accounting standard update on the Company’s statements of operations, balance sheet, cash flows and disclosures will be based on the Company’s future disposal activity.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

2.    Prepaid and Other Current Assets

Prepaid and other current assets consists of the following as of (in thousands):

	March 31, 2014	December 31, 2013 (1)
Prepaid operating ground leases	$74,013	$82,950
Prepaid income tax	56,674	52,612
Unbilled receivables	37,115	25,412
Prepaid assets	34,865	34,243
Value added tax and other consumption tax receivables	17,647	78,262
Other miscellaneous current assets	44,743	40,697

Balance	$265,057	$314,176

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2014 (1)	$3,132,553	$595,239	$2,000	$3,729,792
Additions	—	40	—	40
Effect of foreign currency translation	—	7,849	—	7,849

Balance as of March 31, 2014	$3,132,553	$603,128	$2,000	$3,737,681

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consist of the following as of (in thousands):

		March 31, 2014			December 31, 2013
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (1)	Up to 20	$2,368,782	$(827,571)	$1,541,211	$2,365,474	$(791,359)	$1,574,115
Acquired customer-related intangibles	15-20	6,216,899	(1,238,111)	4,978,788	6,201,868	(1,170,239)	5,031,629
Acquired licenses and other intangibles	3-20	6,688	(2,470)	4,218	6,583	(2,297)	4,286
Economic Rights, TV Azteca	70	28,742	(14,342)	14,400	28,783	(14,229)	14,554

Total		$8,621,111	$(2,082,494)	$6,538,617	$8,602,708	$(1,978,124)	$6,624,584
Deferred financing costs, net (2)	N/A			78,907			76,875

Other intangible assets, net				$6,617,524			$6,701,459

(1)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

(2)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in Interest expense rather than in Depreciation, amortization and accretion expense.

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

The Company amortizes its acquired network intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2014, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, is approximately 16 years. Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was approximately $102.6 million and $60.5 million (excluding amortization of deferred financing costs, which is included in Interest expense), respectively. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the remaining current year and the next five subsequent years (in millions):

Fiscal Year
2014 (remaining year)	$308.1
2015	408.2
2016	405.5
2017	403.2
2018	401.1
2019	399.0

4.    Accrued Expenses

Accrued expenses consists of the following as of (in thousands):

	March 31, 2014	December 31, 2013
Accrued construction costs	$65,363	$52,446
Accrued property and real estate taxes	57,944	54,529
Payroll and related withholdings	33,164	50,843
Accrued rent	31,846	28,456
Other accrued expenses	212,132	229,050

Balance	$400,449	$415,324

5.    Long-Term Obligations

Current portion of long-term obligations—In connection with its acquisition of MIP Tower Holdings LLC (“MIPT”) (see note 14) on October 1, 2013, the Company assumed approximately $1.49 billion principal amount of existing indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of Global Tower Partners (“GTP”) in several securitization transactions (the “GTP Notes”). The Series 2010-1 Class C Notes and the Series 2010-1 Class F Notes (together, the “Series 2010-1 Notes”) have an aggregate principal amount of $250.0 million and an anticipated repayment date of February 15, 2015. As a result, the aggregate principal balance of $250.0 million and the unamortized premium of $4.7 million of the Series 2010-1 Notes is reflected in Current portion of long-term obligations on the condensed consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Subsidiary Debt

Costa Rica Loan—In connection with its acquisition of MIPT (see note 14), the Company assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”), which was repaid in full on February 12, 2014.

Colombian Bridge Loans—In connection with the acquisition of communications sites in Colombia, one of the Company’s Colombian subsidiaries entered into six Colombian Pesos (“COP”) denominated bridge loans for an aggregate principal amount of 108.0 billion COP (approximately $55.0 million as of March 31, 2014). In April 2014, the maturity date of the loans was extended to June 22, 2014 and the interest rate decreased from 7.94% to 7.89%.

Mexican Loan—In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of the Company’s Mexican subsidiaries entered into a 5.2 billion Mexican Pesos (“MXN”) denominated unsecured bridge loan (the “Mexican Loan”) and subsequently borrowed approximately 4.9 billion MXN (approximately $376.9 million as of March 31, 2014). On March 31, 2014, the Mexican subsidiary repaid 1.1 billion MXN (approximately $80.3 million) of the outstanding indebtedness with cash on hand. The Mexican subsidiary’s ability to draw down the remaining 0.3 billion MXN under the Mexican Loan expired on February 28, 2014.

Colombian Loan—In connection with the establishment of the Company’s joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a majority owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with the Company’s wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. Pursuant to the loan agreement, accrued interest is periodically capitalized and added to the principal amount outstanding. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt of the Company. During the three months ended March 31, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, resulting in $38.7 million outstanding at March 31, 2014. Borrowings subsequent to the initial loan mature approximately ten years from the date of such borrowing.

Credit Facilities

2012 Credit Facility—In January 2014, the Company repaid $88.0 million of outstanding indebtedness under its $1.0 billion senior unsecured revolving credit facility (the “2012 Credit Facility”) with net proceeds from a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% senior unsecured notes due 2019 and $500.0 million aggregate principal amount of reopened 5.00% senior unsecured notes due 2024. As of March 31, 2014, the Company has no amounts outstanding under the 2012 Credit Facility and approximately $7.5 million of undrawn letters of credit. The Company maintains the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The 2012 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that the Company would incur (should it choose LIBOR) on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2013 Credit Facility—In January 2014, the Company repaid $710.0 million of outstanding indebtedness under its $2.0 billion multi-currency senior unsecured revolving credit facility (the “2013 Credit Facility”) with

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

net proceeds from a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% senior unsecured notes due 2019 and $500.0 million aggregate principal amount of reopened 5.00% senior unsecured notes due 2024 and cash on hand. As of March 31, 2014, the Company has $1.1 billion outstanding under the 2013 Credit Facility and approximately $3.2 million of undrawn letters of credit. On April 1, 2014, the Company borrowed an additional $165.0 million to fund an acquisition in the United States (see note 16). The Company maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course. The 2013 Credit Facility includes an expansion option allowing the Company to request additional commitments of up to $750.0 million, including in the form of a term loan.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018, and includes two one-year renewal periods at the Company’s option. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

Short-Term Credit Facility—On September 20, 2013, the Company entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”). The Short-Term Credit Facility does not require amortization of principal and may be repaid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company may reduce or terminate the unutilized portion of the commitments under the Short-Term Credit Facility in whole or in part without penalty.

The Short-Term Credit Facility matures on September 19, 2014. The current margin over LIBOR that the Company would incur (should it choose LIBOR) on borrowings is 1.250% and the current commitment fee on the undrawn portion is 0.150%.

As of March 31, 2014, the Company has no amounts outstanding under the Short-Term Credit Facility and maintains the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

2013 Term Loan—On October 29, 2013, the Company entered into a $1.5 billion unsecured term loan (the “2013 Term Loan”), which includes an expansion option allowing the Company to request additional commitments of up to $500.0 million. The 2013 Term Loan matures on January 3, 2019. The current interest rate under the 2013 Term Loan is LIBOR plus 1.250%.

Senior Notes

Senior Notes Offering—On January 10, 2014, the Company completed a registered public offering through a reopening of its (i) 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million and (ii) 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As of March 31, 2014, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes is $1.0 billion.

The Company used a portion of the proceeds, together with cash on hand, to repay $88.0 million of outstanding indebtedness under the 2012 Credit Facility and $710.0 million of outstanding indebtedness under the 2013 Credit Facility.

The reopened 3.40% Notes issued on January 10, 2014 have identical terms as, are fungible with and are part of a single series of senior debt securities with the 3.40% Notes issued on August 19, 2013. The reopened

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

5.00% Notes issued on January 10, 2014 have identical terms as, are fungible with and are part of a single series of senior debt securities with the 5.00% Notes issued on August 19, 2013.

The 3.40% Notes will mature on February 15, 2019 and bear interest at a rate of 3.40% per annum. The 5.00% Notes will mature on February 15, 2024 and bear interest at a rate of 5.00% per annum. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes is payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes accrues from August 19, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

If a derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in AOCI and is recognized in the results of operations when the hedged item affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized immediately in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period in which the change occurs.

The Company, through certain of its foreign subsidiaries, has entered into interest rate swap agreements to manage its exposure to variability in interest rates on debt in Colombia and South Africa and these interest rate swap agreements have been designated as cash flow hedges.

South Africa

One of the Company’s South African subsidiaries has fifteen interest rate swap agreements outstanding in South Africa, which mature on the earlier of termination of the underlying debt or March 31, 2020. The interest rate swap agreements provide that the Company pay a fixed interest rate ranging from 6.09% to 7.83% and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

receive variable interest at the three-month Johannesburg Interbank Agreed Rate (“JIBAR”) over the term of the interest rate swap agreements. The notional value is reduced in accordance with the repayment schedule under the related credit agreement.

Colombia

One of the Company’s Colombian subsidiaries has an interest rate swap agreement outstanding in Colombia, which matures on the earlier of termination of the underlying debt or November 30, 2020. The interest rate swap agreement provides that the Company pay a fixed interest rate of 5.78% and receive variable interest at the three-month Inter-bank Rate (“IBR”) over the term of the interest rate swap agreement. The notional value is reduced in accordance with the repayment schedule under the related credit agreement.

Costa Rica

One of the Company’s Costa Rican subsidiaries had three interest rate swaps agreements in Costa Rica, which were terminated upon repayment of the Costa Rica Loan on February 12, 2014.

The notional amount and fair value of the interest rate swap agreements are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Local	USD	Local	USD
South Africa (ZAR)
Notional	463,337	43,994	469,354	44,732
Fair Value	7,577	719	939	90
Colombia (COP)
Notional	100,996,875	51,390	101,250,000	52,547
Fair Value	(3,616,412)	(1,840)	(3,000,236)	(1,557)
Costa Rica (USD)
Notional		—		42,000
Fair Value		—		(628)

As of March 31, 2014 and December 31, 2013, the South African interest rate swap agreements were in an asset position and were included in Notes receivable and other non-current assets on the condensed consolidated balance sheets. The Colombian interest rate swap agreement is in a liability position and is included in Other non-current liabilities on the condensed consolidated balance sheets.

During the three months ended March 31, 2014 and 2013, the interest rate swap agreements had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Three Months Ended March 31,	Gain(Loss) Recognized in Other Comprehensive Income—Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2014	$(587)	$(969)	Interest Expense	N/A	N/A
2013	$(933)	$(608)	Interest Expense	N/A	N/A

As of March 31, 2014, approximately $0.3 million related to derivatives designated as cash flow hedges and recorded in AOCI is expected to be reclassified into earnings in the next twelve months.

For additional information on the Company’s interest rate swap agreements, see notes 7 and 8.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	March 31, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$34,430		$34,430
Interest rate swap agreements		$719		$719
Liabilities:
Acquisition-related contingent consideration			$31,342	$31,342
Interest rate swap agreements		$1,840		$1,840

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$18,612		$18,612
Interest rate swap agreements		$90		$90
Liabilities:
Acquisition-related contingent consideration			$31,890	$31,890
Interest rate swap agreements		$2,185		$2,185

(1)	Consists of highly liquid investments with original maturities in excess of three months.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur. In Colombia and Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In addition, in Costa Rica, Panama and the United States, the Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a specified period of time.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in Other operating expenses in the condensed consolidated statements of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying consolidated balance sheets and Operating expenses in the condensed consolidated statements of operations.

As of March 31, 2014, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $48.8 million. During the three months ended March 31, 2014 and 2013, the fair value of the contingent consideration changed as follows (in thousands):

	2014	2013
Balance as of January 1	$31,890	$23,711
Additions	—	165
Payments	(615)	(3,189)
Change in fair value	582	5,255
Foreign currency translation adjustment	(515)	(741)

Balance as of March 31	$31,342	$25,201

Items Measured at Fair Value on a Nonrecurring Basis—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three months ended March 31, 2014 and 2013, the Company did not record any asset impairment charges and there were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2014.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments that reasonably approximate fair value at March 31, 2014 and December 31, 2013 includes cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2014, the carrying value and fair value of long-term obligations, including the current portion, are $14.3 billion and $14.7 billion, respectively, of which $9.0 billion was measured using Level 1 inputs and $5.7 billion was measured using Level 2 inputs. As of December 31, 2013, the carrying value and fair value of long-term obligations, including the current portion, were $14.5 billion and $14.7 billion, respectively, of which $8.6 billion was measured using Level 1 inputs and $6.1 billion was measured using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

8.    Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive loss before reclassifications, net of tax	(780)	—	38,711	37,931
Amounts reclassified from accumulated other comprehensive loss, net of tax	679	200	—	879

Net current-period other comprehensive (loss) income	(101)	200	38,711	38,810

Balance as of March 31, 2014	$(1,970)	$(2,829)	$(267,611)	$(272,410)

(1)	Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended March 31, 2014.

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,780)	$(3,827)	$(202,509)	$(211,116)
Other comprehensive loss before reclassifications, net of tax	(1,044)	—	27,427	26,383
Amounts reclassified from accumulated other comprehensive loss, net of tax	350	199	—	549

Net current-period other comprehensive (loss) income	(694)	199	27,427	26,932

Balance as of March 31, 2013	$(5,474)	$(3,628)	$(175,082)	$(184,184)

(1)	Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the three months ended March 31, 2013.

9.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company reorganized to qualify as a REIT for the taxable year commencing January 1, 2012. As a REIT, the Company continues to be subject to income taxes on the income of its TRSs, and taxation in foreign jurisdictions where it conducts international operations. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. The Company is able to offset income in both its TRSs and QRSs by utilizing their respective net operating losses. In addition, MIPT

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

has been organized and has qualified as a REIT. It is independently subject to, and must comply with, the same REIT requirements that the Company must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of March 31, 2014 and December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $33.4 million and $31.1 million, respectively. The increase in the amount of unrecognized tax benefits during the three months ended March 31, 2014 is primarily attributable to the additions to the Company’s existing tax positions and fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $10.8 million.

The Company recorded penalties and income tax-related interest expense during the three months ended March 31, 2014 and 2013 of $1.3 million and $1.4 million, respectively. As of March 31, 2014 and December 31, 2013, the total amount of accrued penalties and income tax-related interest included in Other non-current liabilities in the condensed consolidated balance sheets was $32.4 million and $30.9 million, respectively.

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2014 and 2013 of $24.6 million and $21.0 million, respectively. The Company capitalized $0.4 million of stock-based compensation expense as property and equipment during each of the three months ended March 31, 2014 and 2013.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (“2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of March 31, 2014, the Company has the ability to grant stock-based awards with respect to an aggregate of 14.0 million shares of common stock under the 2007 Plan.

The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013, which provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an incremental $8.5 million and $6.7 million of stock-based compensation expense during the three months ended March 31, 2014 and 2013, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Stock Options—The Company’s option activity for the three months ended March 31, 2014 is as follows:

Number of Options
Outstanding as of January 1, 2014	6,106,171
Granted	1,855,366
Exercised	(343,863)
Forfeited	(18,741)
Expired	(32,888)

Outstanding as of March 31, 2014	7,566,045

The fair value of each option granted during the three months ended March 31, 2014 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below:

Range of risk-free interest rate	1.46% -1.72%
Weighted average risk-free interest rate	1.64%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	23.09% - 23.35%
Weighted average expected volatility of underlying stock price	23.09%
Expected annual dividend yield	1.50%

The weighted average grant date fair value per share during the three months ended March 31, 2014 was $14.84. As of March 31, 2014, total unrecognized compensation expense related to unvested stock options is $52.7 million and is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the three months ended March 31, 2014:

Number of Units
Outstanding as of January 1, 2014	1,840,137
Granted	775,197
Vested	(669,501)
Forfeited	(25,062)

Outstanding as of March 31, 2014	1,920,771

As of March 31, 2014, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan is $117.9 million and is expected to be recognized over a weighted average period of approximately three years.

11.    Equity

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of its common stock (the “2011 Buyback”). On September 6, 2013, the Company temporarily suspended repurchases in connection with its acquisition of MIPT.

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

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to its employee stock purchase plan and upon exercise of stock options granted under its equity incentive plans. During the three months ended March 31, 2014, the Company received an aggregate of $13.8 million in proceeds upon exercises of stock options.

Distributions—During the three months ended March 31, 2014, the Company declared the following regular cash distributions to its stockholders:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
March 6, 2014	April 25, 2014	April 10, 2014	$0.32	$126.6

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of March 31, 2014, the amount accrued for distributions payable related to unvested restricted stock units was $1.8 million. During the three months ended March 31, 2014, the Company paid $0.6 million of distributions upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

12.    Earnings Per Common Share

Basic net income from continuing operations per common share represents net income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period. Diluted net income from continuing operations per common share represents net income from continuing operations attributable to American Tower Corporation divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including unvested restricted stock and shares issuable upon exercise of stock options as determined under the treasury stock method. Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 13).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table sets forth basic and diluted net income from continuing operations per common share computational data for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income from continuing operations attributable to American Tower Corporation	$202,499	$171,407

Basic weighted average common shares outstanding	395,146	395,239
Dilutive securities	3,974	4,420

Diluted weighted average common shares outstanding	399,120	399,659

Basic net income from continuing operations attributable to American Tower Corporation per common share	$0.51	$0.43

Diluted net income from continuing operations attributable to American Tower Corporation per common share	$0.51	$0.43

For the three months ended March 31, 2014 and 2013, the diluted weighted average number of common shares outstanding excluded shares issuable upon exercise of the Company’s stock options and stock-based awards of 1.7 million and 0.4 million, respectively, as the effect would be anti-dilutive.

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

TriStar Litigation—The Company is involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under the Company’s owned or managed sites and the Company believes TriStar has induced the landowner to breach obligations to the Company. In addition, on February 16, 2012, TriStar brought a federal action against the Company in the United States District Court for the Northern District of Texas (the “District Court”), in which TriStar principally alleges that the Company made misrepresentations to landowners when competing with TriStar for land under the Company’s owned or managed sites. On January 22, 2013, the Company filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and the Company. Both parties are seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as significant damages. On April 3, 2014, the District Court ruled on the parties’ cross-motions for summary judgment, permitting both parties’ claims of misrepresentation to proceed to trial, as well as related state law actions, and dismissing certain of the parties’ other claims.

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that initially provided for the lease or sublease of approximately 2,450 towers from

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

AT&T commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s securitization transaction completed in March 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2014, the Company has purchased four of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is approximately $611.2 million as of March 31, 2014, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”), to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon, the Company acquired rights to a total of approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $71.7 million as of March 31, 2014. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which at March 31, 2014, would be valued at approximately $111.8 million in the aggregate.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available, and records a liability for any potential outcome that is probable or more likely than not unfavorable, if the liability is also reasonably estimable. On January 21, 2014, the Company received an income tax assessment in the amount of 22.6 billion Indian Rupees (approximately $369.0 million on the date of assessment), asserting tax liabilities arising out of a transfer pricing review of transactions by Essar Telecom Infrastructure Private Limited (“ETIPL”), and more specifically involving the issuance of share capital and the determination by the tax authority that an income tax obligation arose as a result of such issuance. The assessment was made with respect to transactions that took place in the tax year commencing in 2008, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010. The Company believes that there is no basis upon which the tax assessment can be enforced under existing tax law and accordingly has not recorded an obligation in the consolidated financial statements. The assessment is being challenged with the appellate authorities.

14.    Acquisitions

All of the acquisitions described below are being accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014 from the date of respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. For sites acquired from communication service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The Company recognizes acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs, and are included in Other operating expenses. During the three months ended March 31, 2014 and 2013, the Company recognized acquisition and merger related expenses, including the fair value adjustments to contingent consideration, of $9.8 million and $13.6 million, respectively. In addition, during the three months ended March 31, 2014, the Company recorded $2.5 million of integration costs related to recently closed acquisitions.

2014 Acquisitions

International Acquisitions—During the three months ended March 31, 2014, the Company acquired a total of twelve communications sites and equipment in Ghana, for an aggregate purchase price of $3.1 million (including value added tax of $0.4 million), and $0.1 million of assets acquired for total consideration of approximately $3.2 million. The purchase price is subject to post-closing adjustments.

U.S. Acquisitions—During the three months ended March 31, 2014, the Company acquired a total of three communications sites and equipment, as well as four property interests, for an aggregate purchase price of $3.1 million, subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of March 31, 2014.

	International	U.S.
Current assets	$505	$13
Property and equipment	1,964	1,916
Intangible assets (1):
Customer-related intangible assets	395	1,087
Network location intangible assets	369	301
Current liabilities	—	(172)
Other non-current liabilities	(28)	(37)

Fair value of net assets acquired	$3,205	$3,108

Goodwill (2)	40	—

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Goodwill was allocated to the Company’s international rental and management segment and the Company expects goodwill recorded will be deductible for tax purposes.

2013 Acquisitions

MIPT Acquisition

On October 1, 2013, the Company, through its wholly-owned subsidiary American Tower Investments LLC, acquired 100% of the outstanding common membership interests of MIPT, a private REIT and the parent company of GTP, an owner and operator, through its various operating subsidiaries, of approximately 4,860 communications sites in the United States and approximately 510 communications sites in Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators.

The preliminary purchase price of $4.9 billion was satisfied with approximately $3.3 billion in cash, including an aggregate of approximately $2.8 billion from borrowings under the Company’s credit facilities, and the assumption of approximately $1.5 billion of MIPT’s existing indebtedness.

The consideration consisted of the following (in thousands):

Cash consideration (1)	$3,330,462
Assumption of existing indebtedness at historical cost	1,527,621

Estimated total purchase price	$4,858,083

(1)	Cash consideration includes $14.5 million of an additional purchase price adjustment which was paid to the sellers during the three months ended March 31, 2014 and is reflected in Accrued expenses on the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the MIPT acquisition based upon the estimated fair value at the date of acquisition (in thousands). During the three months ended March 31, 2014, the Company made certain

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

purchase accounting measurement period adjustments of approximately $0.1 million to Prepaid and other current assets and Goodwill. As a result, the Company retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013. Other than Prepaid and other current assets and Goodwill, the balances in the table below as of March 31, 2014 remain unchanged from the balances reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Updated Purchase Price Allocation
Cash and cash equivalents	$35,967
Restricted cash	30,883
Accounts receivable, net	10,021
Prepaid and other current assets	22,984
Property and equipment	996,901
Intangible assets (1):
Customer-related intangible assets	2,629,188
Network location intangible assets	467,300
Notes receivable and other non-current assets	4,220
Accounts payable	(9,249)
Accrued expenses	(37,004)
Accrued interest	(3,253)
Current portion of long-term obligations	(2,820)
Unearned revenue	(35,753)
Long-term obligations (2)	(1,573,366)
Asset retirement obligations	(43,089)
Other non-current liabilities	(37,326)

Fair value of net assets acquired	$2,455,604

Goodwill (3)	874,858

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Long-term obligations included $1.5 billion of MIPT’s existing indebtedness and a fair value adjustment of $53.0 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will not be deductible for tax purposes.

Other 2013 Acquisitions

Axtel Mexico Acquisition—On January 31, 2013, the Company acquired 883 communications sites from Axtel, S.A.B. de C.V. for an aggregate purchase price of $248.5 million.

NII Acquisition—On August 8, 2013, the Company entered into an agreement with NII to acquire up to 1,666 communications sites in Mexico and 2,790 communications sites in Brazil in two separate transactions, subject to due diligence and customary closing conditions.

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

The following table summarizes the preliminary allocation, unless otherwise noted, of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions. The allocation is based upon the estimated fair value at the date of acquisition (in thousands). Balances as of March 31, 2014 are unchanged from the balances reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Pro Forma Consolidated Results

The following unaudited pro forma information presents the financial results as if the 2013 acquisitions had occurred on January 1, 2012 (in thousands, except per share data). Management relied on various estimates and assumptions due to the fact that some of the 2013 acquisitions never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result, historical operating results for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

these acquisitions are not available. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the 2013 acquisitions. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

Three Months Ended March 31, 2013
Pro forma operating revenues	$924,821
Pro forma net income attributable to American Tower Corporation	$136,355
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation	$0.34
Diluted net income attributable to American Tower Corporation	$0.34

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur.

Colombia—Under the terms of the agreement with Colombia Movil S.A. E.S.P., the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the agreement to be between zero and $36.0 million and estimates it to be $23.1 million using a probability weighted average of the expected outcomes at March 31, 2014. During the three months ended March 31, 2014, the Company recorded an increase in fair value of $0.5 million in Other operating expenses in the accompanying condensed consolidated statements of operations.

Ghana—Under the terms of the agreement, as amended, with MTN Group Limited, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $0.7 million and estimates it to be $0.7 million using a probability weighted average of the expected outcomes at March 31, 2014.

MIPT—In connection with the acquisition of MIPT, the Company assumed additional contingent consideration liability related to previously closed acquisitions in Costa Rica, Panama and the United States. The Company is required to make additional payments to the sellers if certain pre-designated tenant leases commence during a limited specified period of time after the applicable acquisition was completed, generally one year or less. The Company initially recorded $9.3 million of contingent consideration liability as part of the preliminary purchase price allocation upon closing of the acquisition. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under these agreements to be between zero and $12.1 million and estimates it to be $7.5 million using a probability weighted average of the expected outcomes at March 31, 2014. During the three months ended March 31, 2014, the Company made payments under these agreements of $0.6 million.

For more information regarding contingent consideration, see note 7.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

15.    Business Segments

The Company operates in three business segments: domestic rental and management, international rental and management and network development services. The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which, as of March 31, 2014, consist of the following:

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Loss on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax provision (benefit). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the condensed consolidated statements of operations and condensed consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2014 and 2013 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Loss on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as these amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2014	Domestic	International
	(in thousands)
Segment revenues	$635,779	$324,341	$960,120	$23,969		$984,089
Segment operating expenses (1)	121,509	128,954	250,463	9,802		260,265
Interest income, TV Azteca, net	—	2,595	2,595	—		2,595

Segment gross margin	514,270	197,982	712,252	14,167		726,419

Segment selling, general, administrative and development expense (1)	27,409	29,216	56,625	2,530		59,155

Segment operating profit	$486,861	$168,766	$655,627	$11,637		$667,264

Stock-based compensation expense					$24,604	24,604
Other selling, general, administrative and development expense					26,774	26,774
Depreciation, amortization and accretion					245,763	245,763
Other expense (principally interest expense and other operating expenses)					159,161	159,161

Income from continuing operations before income taxes						$210,962

Total assets	$13,527,578	$6,622,829	$20,150,407	$65,417	$201,583	$20,417,407

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $24.1 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2013	Domestic	International
	(in thousands)
Segment revenues	$515,676	$261,757	$777,433	$25,295		$802,728
Segment operating expenses (1)	91,833	99,216	191,049	10,279		201,328
Interest income, TV Azteca, net	—	3,543	3,543	—		3,543

Segment gross margin	423,843	166,084	589,927	15,016		604,943

Segment selling, general, administrative and development expense (1)	22,898	29,535	52,433	2,901		55,334

Segment operating profit	$400,945	$136,549	$537,494	$12,115		$549,609

Stock-based compensation expense					$21,042	21,042
Other selling, general, administrative and development expense					25,215	25,215
Depreciation, amortization and accretion					185,804	185,804
Other expense (principally interest expense and other (expense) income)					137,378	137,378

Income from continuing operations before income taxes						$180,170

Total assets	$8,477,955	$5,564,160	$14,042,115	$66,857	$354,768	$14,463,740

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $20.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

16.    Subsequent Events

Richland Acquisition—On April 3, 2014, the Company, through its wholly-owned subsidiary, acquired entities holding a portfolio of 60 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities for an aggregate purchase price of $381.1 million and approximately $4.8 million of additional net assets for total consideration of approximately $385.9 million. The total consideration of approximately $385.9 million was satisfied with approximately $182.9 million in cash, approximately $6.5 million payable to the seller upon satisfaction of certain closing conditions and the assumption of approximately $196.5 million of existing indebtedness.

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

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2013, and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the three months ended March 31, 2014. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. We began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

Our communications real estate portfolio of 68,074 sites, as of March 31, 2014, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of March 31, 2014, 27,846 towers domestically and 39,864 towers internationally. Our portfolio also includes 364 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

In October 2013, we acquired MIP Tower Holdings LLC (“MIPT”), a private REIT and parent company to Global Tower Partners (“GTP”), an owner and operator of approximately 5,370 communications sites, through its various operating subsidiaries, in the United States, Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators.

The following table details the number of communications sites we own or operate as of March 31, 2014:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	20,914	7,219
International:
Brazil	6,616	155
Chile	1,163	—
Colombia	2,790	706
Costa Rica	457	—
Germany	2,031	—
Ghana	2,002	—
India	11,956	—
Mexico	8,213	199
Panama	58	—
Peru	498	—
South Africa	1,903	—
Uganda	1,194	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

Our continuing operations are reported in three segments: domestic rental and management, international rental and management and network development services. Among other factors, in evaluating operating performance in each business segment, management uses segment gross margin and segment operating profit. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expense. We define segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include Interest income, TV Azteca, net (see note 15 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Loss on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax provision (benefit).

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

The primary factors affecting the revenue growth of our domestic and international rental and management segments are:

•	Recurring revenues from tenant leases attributable to sites that existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of cancellations;

•	New revenue attributable to leasing additional space on our legacy sites; and

•	New revenue attributable to sites acquired or constructed since the beginning of the prior year period (“new sites”).

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the three months ended March 31, 2014 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2014, we expect to generate approximately $23 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3.0% in the United States) or an inflationary index in our international markets.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically have not had a material adverse effect on the revenues generated by our rental and management operations. During the three months ended March 31, 2014, loss of revenue from tenant lease cancellations or renegotiations represented less than 1.5% of our rental and management operations revenues.

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

Based on industry research and projections, we expect the following key industry trends will result in incremental revenue opportunities for us:

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

•

Wireless service providers are also investing in reinforcing their networks through incremental backhaul and the utilization of on-site generators, which typically results in additional equipment or space leased at the tower site, and incremental revenue.

•

Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional sites and equipment to their network as they seek to optimize their network configuration.

As part of our international expansion initiatives, we have targeted markets in three distinct stages of network development in order to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as MTN Group Limited, Telefónica S.A. and Vodafone Group PLC. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

In emerging markets, such as Ghana, India and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. In more developed urban locations within these markets, early-stage data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as wireless data usage and smartphone penetration within their customer bases begin to accelerate.

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

Finally, in markets with more mature network technology, such as Germany and Panama, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage. With a more mature customer base, higher smartphone penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 40,000 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

Rental and Management Operations Expenses. Direct operating expenses incurred by our domestic and international rental and management segments include direct site level expenses and consist primarily of ground rent, property taxes, repairs and maintenance, security and power and fuel costs, some of which may be passed through to our tenants. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our condensed consolidated statements of operations. In general, our domestic and international rental and management segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in geographic areas where we have recently launched operations or are focused on expanding our portfolio. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013 (in thousands, except percentages)

Revenue

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$635,779	$515,676	$120,103	23%
International	324,341	261,757	62,584	24

Total rental and management	960,120	777,433	182,687	23
Network development services	23,969	25,295	(1,326)	(5)

Total revenues	$984,089	$802,728	$181,361	23%

Total revenues for the three months ended March 31, 2014 increased 23% to $984.1 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 13,750 new sites that we have constructed or acquired since January 1, 2013. Approximately $85.0 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue for the three months ended March 31, 2014 increased 23% to $635.8 million. This growth was comprised of:

•

Revenue growth from legacy sites of approximately 9%, which includes approximately 7% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 2% attributable to contractual rent escalations, net of tenant lease cancellations.

•

Revenue growth of approximately 15% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites in connection with our acquisition of MIPT;

•

Revenue growth from new sites (excluding MIPT) of approximately 1%, resulting from the construction or acquisition of approximately 510 new sites, as well as land interests under third-party sites since January 1, 2013; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended March 31, 2014 increased 24% to $324.3 million. This growth was comprised of:

•	Revenue growth from new sites (excluding MIPT) of approximately 20%, resulting from the construction or acquisition of approximately 7,870 new sites since January 1, 2013;

•

Revenue growth from legacy sites of approximately 16%, which includes approximately 13% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 2% from the impact of straight-line lease accounting;

•	Revenue growth of over 1% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of approximately 15% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 5% related to fluctuations in Brazilian Reais (“BRL”), approximately 3% related to fluctuations in Ghanaian Cedi (“GHS”) and approximately 3% related to fluctuations in Indian Rupees (“INR”).

Network development services segment revenue for the three months ended March 31, 2014 decreased 5% to $24.0 million. The decrease was primarily due to a decline in zoning, permitting and site acquisition projects for one of our major customers during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, partially offset by increased revenue from structural engineering services.

Gross Margin

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$514,270	$423,843	$90,427	21%
International	197,982	166,084	31,898	19

Total rental and management	712,252	589,927	122,325	21
Network development services	14,167	15,016	(849)	(6)%

Domestic rental and management segment gross margin for the three months ended March 31, 2014 increased 21% to $514.3 million. This growth was comprised of:

•	Gross margin growth from legacy sites of approximately 9%, primarily associated with the increase in revenue, as described above;

•

Gross margin growth of approximately 13% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites, in connection with our acquisition of MIPT;

•

Gross margin growth from new sites (excluding MIPT) of approximately 1%, resulting from the construction or acquisition of approximately 510 new sites, as well as land interests under third-party sites since January 1, 2013; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

International rental and management segment gross margin for the three months ended March 31, 2014 increased 19% to $198.0 million. This growth was comprised of:

•	Gross margin growth from new sites (excluding MIPT) of approximately 16%, resulting from the construction or acquisition of approximately 7,870 new sites since January 1, 2013;

•	Gross margin growth from legacy sites of approximately 13%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth of approximately 2% from the impact of straight-line lease accounting;

•	Gross margin growth of less than 2% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of approximately 14% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 5% related to fluctuations in BRL, approximately 2% related to fluctuations in GHS and approximately 2% related to fluctuations in INR.

Network development services segment gross margin for the three months ended March 31, 2014 decreased 6% to $14.2 million. The decrease was primarily attributable to the decrease in revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$27,409	$22,898	$4,511	20%
International	29,216	29,535	(319)	(1)

Total rental and management	56,625	52,433	4,192	8
Network development services	2,530	2,901	(371)	(13)
Other	50,874	45,819	5,055	11

Total selling, general, administrative and development expense	$110,029	$101,153	$8,876	9%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended March 31, 2014 increased 9% to $110.0 million. The increase was primarily attributable to an increase in our domestic rental and management segment and other SG&A.

Domestic rental and management segment SG&A for the three months ended March 31, 2014 increased 20% to $27.4 million. The increase was primarily driven by increasing personnel costs to support our business, including additional costs associated with the acquisition of MIPT.

International rental and management segment SG&A for the three months ended March 31, 2014 decreased 1% to $29.2 million. The decrease was primarily due to the impact of foreign currency fluctuations, as well as the reversal of bad debt expense for amounts previously reserved, which was partially offset by increased personnel costs and professional fees to support our business.

Network development services segment SG&A for the three months ended March 31, 2014 decreased 13% to $2.5 million primarily due to a decrease in personnel expense.

Other SG&A for the three months ended March 31, 2014 increased 11% to $50.9 million. The increase was primarily due to a $3.5 million increase in SG&A related stock-based compensation expense and a $1.7 million increase in corporate SG&A. The increase in corporate SG&A was primarily related to personnel costs to support our business, partially offset by a reduction in legal expenses of $3.5 million.

Operating Profit

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$486,861	$400,945	$85,916	21%
International	168,766	136,549	32,217	24

Total rental and management	655,627	537,494	118,133	22
Network development services	11,637	12,115	(478)	(4)%

Domestic rental and management segment operating profit for the three months ended March 31, 2014 increased 21% to $486.9 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (21%), as described above, and was partially offset by an increase in our domestic rental and management segment SG&A (20%), as described above.

International rental and management segment operating profit for the three months ended March 31, 2014 increased 24% to $168.8 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (19%), as described above, and by a decrease in our international rental and management segment SG&A (1%), as described above.

Network development services segment operating profit for the three months ended March 31, 2014 decreased 4% to $11.6 million. The decrease was primarily attributable to the decrease in network development services segment gross margin (6%), as described above, and was partially offset by a decrease in our network development services segment SG&A (13%), as described above.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Depreciation, amortization and accretion	$245,763	$185,804	$59,959	32%

Depreciation, amortization and accretion for the three months ended March 31, 2014 increased 32% to $245.8 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 13,750 sites since January 1, 2013, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other operating expenses	$13,891	$14,319	$(428)	(3)%

Other operating expenses for the three months ended March 31, 2014 decreased 3% to $13.9 million. The decrease was primarily attributable to a decrease of $1.4 million in acquisition related costs, primarily offset by an increase in losses from sale or disposal of assets.

Interest Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest expense	$143,307	111,766	$31,541	28%

Interest expense for the three months ended March 31, 2014 increased 28% to $143.3 million. The increase was primarily attributable to an increase in our average debt outstanding of approximately $5.6 billion, which was primarily used to fund our acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.94% to 4.01%. The weighted average contractual interest rate was 4.01% at March 31, 2014.

Loss on Retirement of Long-Term Obligations

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Loss on retirement of long-term obligations	$238	$35,298	$(35,060)	(99)%

During the three months ended March 31, 2013, we recorded a loss of $35.3 million due to the repayment of the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the securitization transaction completed in May 2007 and incurred prepayment consideration and recorded the acceleration of deferred financing costs.

Other Expense (Income)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other expense (income)	$3,743	$(22,291)	$26,034	117%

During the three months ended March 31, 2014, other expense was $3.7 million, which included $2.0 million of unrealized foreign currency losses, as compared to $22.1 million of unrealized foreign currency gains during the three months ended March 31, 2013. We record unrealized foreign currency gains or losses as a result of fluctuations in the foreign currency exchange rates primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. During the three months ended March 31, 2014, we recorded unrealized foreign currency losses of $15.5 million, of which $13.5 million was recorded in Accumulated other comprehensive income (loss) and $2.0 million was recorded in Other expense (income) (see note 1 to the condensed consolidated financial statements included herein).

Income Tax Provision

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Income tax provision	$17,649	19,222	$(1,573)	(8)%
Effective tax rate	8.4%	10.7%

The income tax provision for the three months ended March 31, 2014 and 2013 was $17.6 million and $19.2 million, respectively. The effective tax rate (“ETR”) for the three months ended March 31, 2014 decreased to 8.4% from 10.7%. This decrease was primarily attributable to the restructuring of certain domestic taxable REIT subsidiaries (“TRSs”) to be treated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (“QRSs”) during the three months ended March 31, 2014.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our QRSs. In addition, we are able to offset income in both our TRSs and QRSs by utilizing our net operating losses (“NOLs”), subject to specified limitations.

The ETR on income from continuing operations for the three months ended March 31, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$193,313	$160,948	$32,365	20%
Income tax provision	17,649	19,222	(1,573)	(8)
Other expense (income)	3,743	(22,291)	26,034	117
Loss on retirement of long-term obligations	238	35,298	(35,060)	(99)
Interest expense	143,307	111,766	31,541	28
Interest income	(2,018)	(1,714)	304	18
Other operating expenses	13,891	14,319	(428)	(3)
Depreciation, amortization and accretion	245,763	185,804	59,959	32
Stock-based compensation expense	24,604	21,042	3,562	17

Adjusted EBITDA	$640,490	$524,394	$116,096	22%

Net income for the three months ended March 31, 2014 increased 20% to $193.3 million primarily due to the increase in our operating profit of $117.7 million, as described above, as well as a decrease in loss on retirement of long-term obligations, which was partially offset by increases in depreciation, amortization and accretion expense, interest expense and other expense.

Adjusted EBITDA for the three months ended March 31, 2014 increased 22% to $640.5 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin of $121.5 million, and was partially offset by an increase in SG&A of $5.4 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$193,313	$160,948	$32,365	20%
Real estate related depreciation, amortization and accretion	217,018	163,742	53,276	33
Losses from sale or disposal of real estate and real estate related impairment charges	1,670	269	1,401	521
Adjustments for unconsolidated affiliates and noncontrolling interest	2,446	2,830	(384)	(14)

NAREIT FFO	$414,447	$327,789	$86,658	26%
Straight-line revenue	(31,230)	(34,240)	(3,010)	(9)
Straight-line expense	9,478	7,115	2,363	33
Stock-based compensation expense	24,604	21,042	3,562	17
Non-cash portion of tax (benefit) provision	(1,445)	5,679	7,124	125
Non-real estate related depreciation, amortization and accretion	28,745	22,062	6,683	30
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	3,417	7,527	(4,110)	(55)
Other expense (income) (1)	3,743	(22,291)	26,034	117
Loss on retirement of long-term obligations	238	35,298	(35,060)	(99)
Other operating expenses (2)	12,221	14,050	(1,829)	(13)
Capital improvement capital expenditures	(17,231)	(15,882)	1,349	8
Corporate capital expenditures	(5,223)	(7,518)	(2,295)	(31)
Adjustments for unconsolidated affiliates and noncontrolling interest	(2,446)	(2,830)	(384)	(14)

AFFO	$439,318	$357,801	$81,517	23%

(1)	Primarily includes unrealized losses (gains) on foreign currency exchange rate fluctuations.
(2)	Primarily includes transaction related costs.

NAREIT FFO for the three months ended March 31, 2014 was $414.4 million as compared to NAREIT FFO of $327.8 million for the three months ended March 31, 2013. AFFO for the three months ended March 31, 2014 increased 23% to $439.3 million as compared to $357.8 million for the three months ended March 31, 2013. AFFO growth was primarily attributable to the increase in our operating profit, partially offset by an increase in cash paid for interest and cash paid for taxes.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2014 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of March 31, 2014, we had approximately $3.2 billion of total liquidity, comprised of approximately $0.3 billion in cash and cash equivalents and the ability to borrow up to $2.8 billion, net of any outstanding letters of credit, under our $2.0 billion multi-currency senior unsecured revolving credit facility (the “2013 Credit Facility”), our $1.0 billion senior unsecured revolving credit facility (the “2012 Credit Facility”) and our $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”).

Summary cash flow information for the three months ended March 31, 2014 and 2013 is set forth below (in thousands).

	Three months ended March 31,
	2014	2013
Net cash provided by (used for):
Operating activities	$476,582	$394,036
Investing activities	(291,056)	(376,628)
Financing activities	(152,901)	34,629
Net effect of changes in exchange rates on cash and cash equivalents	7,238	21,051

Net increase in cash and cash equivalents	$39,863	$73,088

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations, and tower and land acquisitions. Additionally, we use our cash flows to make distributions of our REIT taxable income in order to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended (the “Code”), and fund our stock repurchase program. We fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.

As of March 31, 2014, we had total outstanding indebtedness of approximately $14.3 billion. During the three months ended March 31, 2014, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the next 12 months will be sufficient to fund our REIT distribution requirements, capital expenditures and debt service (interest and principal repayments) obligations for the next 12 months. If our pending acquisitions, capital expenditures or debt repayments exceed the cash generated by our operations, we believe we have sufficient borrowing capacity under our credit facilities to fund our activities. As of March 31, 2014, we had approximately $238.8 million of cash and cash equivalents held by our foreign subsidiaries, of which $47.2 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

For the three months ended March 31, 2014, cash provided by operating activities was $476.6 million, an increase of $82.5 million as compared to the three months ended March 31, 2013. This increase was primarily due to an increase in the operating profit of our rental and management segments and cash provided by working capital as compared to the three months ended March 31, 2013, partially offset by an increase in cash paid for interest and an increase in restricted cash. Working capital was positively impacted by a decrease in other assets and was partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

For the three months ended March 31, 2014, cash used for investing activities was $291.1 million, a decrease of $85.6 million as compared to the three months ended March 31, 2013.

During the three months ended March 31, 2014, we spent $213.9 million for purchases of property and equipment and construction activities, including (i) $111.2 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 670 communications sites and the installation of approximately 130 shared generators domestically, (ii) $44.9 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $22.4 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $30.4 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $5.0 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

During the three months ended March 31, 2014, we spent $62.8 million for the acquisition of communications sites, which includes communications sites acquired in Brazil and South Africa during the year ended December 31, 2013.

We plan to continue to allocate our available capital after our REIT distribution requirements among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2014 total capital expenditures will be between approximately $850 million and $950 million, including (i) between $120 million and $130 million for capital improvements, which includes spending related to a lighting and monitoring system upgrade in the United States of approximately $15 million, and corporate capital expenditures, (ii) between $40 million and $50 million for start-up capital projects, (iii) between $170 million and $180 million for the redevelopment of existing communications sites, (iv) between $105 million and $115 million for ground lease purchases and (v) between $415 million and $475 million for other discretionary capital projects, including the construction of approximately 2,250 to 2,750 new communications sites.

Cash Flows from Financing Activities

For the three months ended March 31, 2014, cash used for financing activities was $152.9 million, as compared to cash provided by financing activities of $34.6 million during the three months ended March 31, 2013.

Our significant financing transactions during the three months ended March 31, 2014 included the completion of a registered public offering through a reopening of our 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million, and 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million and the repayment of (i) $710.0 million of indebtedness under the 2013 Credit Facility, (ii) $88.0 million under the 2012 Credit Facility, (iii) $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”) and (iv) 1.1 billion Mexican Pesos (“MXN”) (approximately $80.3 million) under the 5.2 billion MXN denominated unsecured bridge loan entered into by one of our Mexican subsidiaries (the “Mexican Loan”).

Subsidiary Debt

Costa Rica Loan. In connection with the acquisition of MIPT on October 1, 2013, we assumed $32.6 million of secured debt under the Costa Rica Loan, which was repaid in full on February 12, 2014.

Colombian Bridge Loans. In connection with the acquisition of communications sites in Colombia, one of our Colombian subsidiaries entered into six Colombian Pesos (“COP”) denominated bridge loans for an aggregate principal amount of 108.0 billion COP (approximately $55.0 million as of March 31, 2014). In April 2014, the maturity date of the loans was extended to June 22, 2014 and the interest rate decreased from 7.94% to 7.89%.

Mexican Loan. In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of our Mexican subsidiaries entered into the Mexican Loan and subsequently borrowed approximately 4.9 billion MXN (approximately $376.9 million as of March 31, 2014). On March 31, 2014, our Mexican subsidiary repaid 1.1 billion MXN (approximately $80.3 million) of the outstanding indebtedness with cash on hand. The Mexican subsidiary’s ability to draw down the remaining 0.3 billion MXN under the Mexican Loan expired on February 28, 2014.

Colombian Loan. In connection with the establishment of our joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a majority owned subsidiary, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. Pursuant to the loan agreement, accrued interest is periodically capitalized and added to the principal amount outstanding. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt. During the three months ended March 31, 2014, our joint venture borrowed an additional $3.0 million under the Colombian Loan, resulting in $38.7 million outstanding at March 31, 2014. Borrowings subsequent to the initial loan mature approximately ten years from the date of such borrowing.

Credit Facilities

2012 Credit Facility. In January 2014, we repaid $88.0 million of outstanding indebtedness under the 2012 Credit Facility with net proceeds from a registered public offering of reopened 3.40% Notes and 5.00% Notes. As of March 31, 2014, we had no amounts outstanding under the 2012 Credit Facility and approximately $7.5 million of undrawn letters of credit. We maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility has a term of five years and matures on January 31, 2017. The 2012 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that we would incur (should we choose LIBOR) on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2013 Credit Facility. In January 2014, we repaid $710.0 million of outstanding indebtedness under the 2013 Credit Facility with net proceeds from a registered public offering of reopened 3.40% Notes and 5.00% Notes and cash on hand. As of March 31, 2014, we had $1.1 billion outstanding under the 2013 Credit Facility and approximately $3.2 million of undrawn letters of credit. On April 1, 2014, we borrowed an additional $165.0 million to fund an acquisition in the United States. We maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course. The 2013 Credit Facility includes an expansion option allowing us to request additional commitments of up to $750.0 million, including in the form of a term loan.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018, and includes two one-year renewal periods at our option. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over LIBOR that we incur on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

Short-Term Credit Facility. On September 20, 2013, we entered into the Short-Term Credit Facility. The Short-Term Credit Facility does not require amortization of principal and may be repaid prior to maturity in whole or in part at our option without penalty or premium. We may reduce or terminate the unutilized portion of the commitments under the Short-Term Credit Facility in whole or in part without penalty.

The Short-Term Credit Facility matures on September 19, 2014. The current margin over LIBOR that we would incur (should we choose LIBOR) on borrowings is 1.250% and the current commitment fee on the undrawn portion is 0.150%.

As of March 31, 2014, we had no amounts outstanding under the Short-Term Credit Facility and maintain the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

2013 Term Loan. On October 29, 2013, we entered into the $1.5 billion unsecured term loan (the “2013 Term Loan”), which includes an expansion option allowing us to request additional commitments of up to $500.0 million. The 2013 Term Loan matures on January 3, 2019. The current interest rate under the 2013 Term Loan is LIBOR plus 1.250%.

Senior Notes

Senior Notes Offering. On January 10, 2014, we completed a registered public offering of reopened 3.40% Notes and 5.00% Notes in aggregate principal amounts of $250.0 million and $500.0 million, respectively. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As of March 31, 2014, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes was $1.0 billion.

We used a portion of the proceeds, together with cash on hand, to repay $88.0 million of outstanding indebtedness under the 2012 Credit Facility and $710.0 million of outstanding indebtedness under the 2013 Credit Facility.

The reopened 3.40% Notes issued on January 10, 2014 have identical terms as, are fungible with and are part of a single series of senior debt securities with the 3.40% Notes issued on August 19, 2013. The reopened 5.00% Notes issued on January 10, 2014 have identical terms as, are fungible with and are part of a single series of senior debt securities with the 5.00% Notes issued on August 19, 2013.

The 3.40% Notes will mature on February 15, 2019 and bear interest at a rate of 3.40% per annum. The 5.00% Notes will mature on February 15, 2024 and bear interest at a rate of 5.00% per annum. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes is payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes accrues from August 19, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

The supplemental indenture contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, as well as our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture.

Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”). On September 6, 2013, we temporarily suspended repurchases in connection with our acquisition of MIPT.

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

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. During the three months ended March 31, 2014, we received an aggregate of $13.8 million in proceeds upon exercises of stock options.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we expect to distribute all or substantially all of our REIT taxable income so as to not be subject to income tax or excise tax on undistributed REIT taxable income. The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Dividends” for discussion of the factors considered.

During the three months ended March 31, 2014, we declared our first quarter distribution of approximately $126.6 million payable to stockholders of record at the close of business on April 10, 2014.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of March 31, 2014, the amount accrued for distributions payable related to unvested restricted stock units was $1.8 million. During the three months ended March 31, 2014, we paid $0.6 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (2)	1,300,000	March 15, 2023
GTP Notes (3)	1,532,176	Various
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (4)	204,998	Various
Colombian bridge loans (5)	54,960	June 22, 2014
Mexican Loan (6)	296,667	May 1, 2015
Ghana loan (7)	158,327	May 4, 2016
Uganda loan (7)	66,926	June 29, 2019
South African facility (8)	88,004	March 31, 2020
Colombian long-term credit facility (9)	68,519	November 30, 2020
Colombian Loan (7)	38,730	February 22, 2022	(10)
Indian working capital facility	—

Total American Tower subsidiary debt	4,309,307

American Tower Corporation debt:
2012 Credit Facility	—	January 31, 2017
2013 Credit Facility	1,143,000	June 28, 2018
Short-Term Credit Facility	—	September 19, 2014
2013 Term Loan	1,500,000	January 3, 2019
4.625% senior notes	599,834	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
4.50% senior notes	999,548	January 15, 2018
3.40% Notes	1,006,447	February 15, 2019
7.25% senior notes	296,872	May 15, 2019
5.05% senior notes	699,433	September 1, 2020
5.90% senior notes	499,429	November 1, 2021
4.70% senior notes	698,899	March 15, 2022
3.50% senior notes	992,695	January 31, 2023
5.00% Notes	1,011,538	February 15, 2024

Total American Tower Corporation debt	9,947,695

Other debt, including capital lease obligations	77,175

Total	$14,334,177

(1)	Issued in our March 2013 securitization transaction (the “Securitization”). Anticipated repayment date.
(2)	Issued in the Securitization. Anticipated repayment date.
(3)	In connection with our acquisition of MIPT, we assumed approximately $1.49 billion principal amount of existing indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of GTP in several securitization transactions (the “GTP Notes”). Anticipated repayment dates begin February 15, 2015.
(4)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”). Anticipated repayment dates begin April 15, 2017.

(5)	Denominated in COP. The maturity dates for the Colombian bridge loans may be extended from time to time.
(6)	Denominated in MXN.
(7)	Denominated in U.S. Dollars.
(8)	Denominated in South African Rand (ZAR) and amortizes through March 31, 2020.
(9)	Denominated in COP and amortizes through November 30, 2020.
(10)	Borrowings subsequent to the initial loan mature approximately ten years from the date of such borrowing.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified approximately $30.8 million as Other non-current liabilities in the condensed consolidated balance sheet as of March 31, 2014. We also classified approximately $32.4 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of March 31, 2014.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2013, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2012 Credit Facility, the 2013 Credit Facility, the Short-Term Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of March 31, 2014, we were in compliance with each of these covenants.

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.50 to 1.00 through September 30, 2014, and of 6.00 to 1.00 thereafter. Based on our financial performance for the three months ended March 31, 2014, we could incur approximately $2.5 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $377 million and we would still remain in compliance with this ratio.

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the three months ended March 31, 2014, we could incur approximately $3.9 billion of additional Senior Secured Debt and still remain in compliance with the current ratio (effectively, however, this ratio would be limited to $2.5 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.3 billion and we would still remain in compliance with the current ratio.

Interest Coverage Ratio: In the event our debt ratings fall below investment grade, we will be required to maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the three months ended March 31, 2014, our interest expense, which was $478 million for that period, could increase by approximately $535 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $1.3 billion and we would still remain in compliance with this ratio.

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

Restrictions Under Agreements Relating to the Securitization and the GTP Notes. The First Amended and Restated Loan and Security Agreement related to the Securitization (the “Loan Agreement”) and the indentures governing the GTP Notes (the “GTP Indentures”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), and the issuers of the GTP Notes (the “GTP Issuers”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement and GTP Indentures).

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan relating to the Securitization (the “Loan”) or the GTP Notes (as applicable), which must be deposited, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the assets securing the Loan or the GTP Notes are released to the Borrowers or the applicable GTP Issuer, which can then be distributed to, and used by, us. During the three months ended March 31, 2014, the Borrowers distributed excess cash to us of approximately $177.9 million. During the three months ended March 31, 2014, the GTP Issuers distributed excess cash to us of approximately $46.0 million.

In order to distribute this excess cash flow to us, the Borrowers and the GTP Issuers must maintain a specified debt service coverage ratio (“DSCR”), calculated as the ratio of the net cash flow (as defined in the Loan Agreement or the applicable GTP Indenture) to the amount of interest required to be paid over the succeeding twelve months on the principal amount of the Loan or the principal amount of the GTP Notes that will be outstanding on the payment date following such date of determination, plus the amount of the payable trustee and servicing fees. If the DSCR with respect to the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in our Securitization (the “Securities”) or any series of GTP Notes issued by GTP Towers Issuer, LLC (“GTP Towers”) or GTP Acquisition Partners I, LLC (“GTP Partners”) is equal to or below 1.30x (the “Cash Trap DSCR”) at the end of any calendar quarter and it continues for two consecutive calendar quarters, or if the DSCR with respect to any series of GTP Notes issued by GTP Cellular Sites, LLC (“GTP Cellular Sites”) is equal to or below the Cash Trap DSCR at the end of any calendar month and it continues for two consecutive calendar months, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required with respect to the particular series of Securities or GTP Notes under the Loan Agreement or GTP Indentures, as applicable, will be deposited into reserve accounts instead of being released to the Borrowers or the GTP Issuers. The funds in the reserve accounts will not be released to the Borrowers, GTP Towers or GTP

Partners for distribution to us unless the DSCR with respect to such series of Securities or GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar quarters. Likewise, the funds in the reserve account will not be released to GTP Cellular Sites for distribution to us unless the DSCR with respect to such series of GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar months.

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

During an amortization period, all excess cash flow and any amounts then in the reserve accounts because the Cash Trap DSCR was not met would be applied to pay principal of the applicable subclass of Securities or series of GTP Notes on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any subclass of the Securities or series of GTP Notes from and after the anticipated repayment date at a per annum rate determined in accordance with the Loan Agreement or the GTP Indentures, as applicable.

Consequently, a failure to meet the noted DSCR tests could prevent the Borrowers or GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and fund our stock repurchase program. If the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the 5,195 wireless and broadcast communications towers that secure the Loan (the “Secured Towers”), in which case we could lose the Secured Towers and the revenue associated with the towers. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of an aggregate of 3,982 sites and 1,315 property interests owned by subsidiaries of the GTP Issuers and other related assets that secure the GTP Notes (the “GTP Secured Towers”) securing such series, in which case we could lose the GTP Secured Towers and the revenue associated with those assets.

As of March 31, 2014, the Borrowers’ DSCR was 10.11x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Loan, the Borrowers could endure a reduction of approximately $420 million in net cash flow before triggering the Cash Trap DSCR, and approximately $427 million in net cash flow before triggering the Minimum DSCR. As of March 31, 2014, the DSCR of GTP Towers, GTP Partners and GTP Cellular Sites were 3.58x, 2.85x, and 2.49x, respectively. Based on the net cash flow of GTP Towers, GTP Partners and GTP Cellular Sites for the calendar quarter ended March 31, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the applicable series of GTP Notes, GTP Towers, GTP Partners and GTP Cellular Sites could endure a reduction of approximately $29.7 million,

$67.2 million and $15.8 million, respectively, in net cash flow before triggering the Cash Trap DSCR, and approximately $31.7 million, $73.7 million and $17.8 million, respectively, in net cash flow before triggering the Minimum DSCR.

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

For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of assets, asset retirement obligations, accounting for acquisitions, revenue recognition, rent expense, stock-based compensation and income taxes, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. Management bases its estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting Standards Updates

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on reporting discontinued operations. Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance would require expanded disclosures about discontinued operations that would provide information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance would require disclosure of the pre-tax income attributable to a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014. The FASB permits early adoption of this standard, but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issuance. The impact of the adoption of this accounting standard update on our statements of operations, balance sheet, cash flows and disclosures will be based on our future disposal activity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of March 31, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates.

As of March 31, 2014

(In thousands, except percentages)

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$62,017	$858,918	$882,540	$663,908	$1,748,268	$6,898,720	$11,114,371	$11,556,170
Average Interest Rate (a)	7.71%	4.79%	5.74%	6.37%	3.44%	4.42%
Variable Rate Debt (b)	$5,976	$309,795	$24,058	$27,238	$1,174,575	$1,621,475	$3,163,117	$3,153,472
Average Interest Rate (b)(c)	9.36%	4.76%	8.95%	8.95%	1.61%	1.85%

Interest Rate Swaps	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Notional Amount	$2,580	$7,317	$14,526	$16,470	$19,503	$34,988	$95,384	$(1,121)
Fixed Rate Debt Rate (d)							10.79%

(a)	Fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); Unison Notes acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of March 31, 2014 was $205.0 million); GTP Notes acquired in connection with our acquisition of MIPT ($1.5 billion principal amount due at maturity, the balance as of March 31, 2014 was $1.5 billion); the 3.40% Notes ($1.0 billion principal amount due at maturity, the balance as of March 31, 2014 was $1.0 billion); the 5.00% Notes ($1.0 billion principal amount due at maturity, the balance as of March 31, 2014 was $1.0 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of March 31, 2014 was $296.9 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of March 31, 2014 was $599.8 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of March 31, 2014 was $699.4 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of March 31, 2014 was $999.5 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of March 31, 2014 was $499.4 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of March 31, 2014 was $698.9 million); the 3.50% senior notes due 2023 ($1.0 billion principal amount due at maturity, the balance as of March 31, 2014 was $992.7 million); and other debt of $329.2 million (including the Colombian bridge loans, Colombian Loan, Ghana loan and other debt including capital leases).
(b)	Variable rate debt included the 2013 Credit Facility ($1.1 billion), which matures on June 28, 2018 and the 2013 Term Loan ($1.5 billion), which matures on January 3, 2019. Variable rate debt also included $88.0 million of indebtedness outstanding under the South African facility, which amortizes through March 31, 2020, $66.9 million of indebtedness under the Uganda loan, which matures on June 29, 2019, $68.5 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020 and $296.7 million of indebtedness under the Mexican Loan, which matures on May 1, 2015. Interest on the 2012 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The interest rate in effect at March 31, 2014 for the 2013 Credit Facility and the 2013 Term Loan was 1.41%. For the three months ended March 31, 2014, the weighted average interest rate under the 2012 Credit Facility, 2013 Credit Facility and the 2013 Term Loan was 1.42%. Interest on the South African facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at March 31, 2014, after giving effect to our interest rate swap agreements in South Africa, was 10.14%. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda loan accrued interest at 5.98% at March 31, 2014. Interest on the Colombian long-term credit facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at March 31, 2014, after giving effect to our interest rate swap agreements in Colombia, was 10.13%. Interest on the Mexican Loan is payable in accordance with the applicable Equilibrium Interbank Interest Rate plus margin (as defined). The Mexican Loan accrued interest at 4.57% at March 31, 2014.

(c)	Based on rates effective as of March 31, 2014.
(d)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $95.4 million, interest rates ranging from 5.78% to 7.83% and expiration dates through November 30, 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2014, was comprised of $1,143.0 million under the 2013 Credit Facility, $1,500.0 million under the 2013 Term Loan, $296.7 million under the Mexican Loan, $66.9 million under the Uganda loan, $44.0 million under the South African facility after giving effect to our interest rate swap agreements and $17.1 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreements. A 10% increase in current interest rates would result in an additional $1.5 million of interest expense for the three months ended March 31, 2014.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations. For the three months ended March 31, 2014, approximately 32% of our revenues and approximately 39% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2014. As of March 31, 2014, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of March 31, 2014, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $5.4 million of unrealized gains or losses that would be included in Other (expense) income in our condensed consolidated statements of operations for the three months ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at MIPT for the year ended December 31, 2013. We consider the acquisition of MIPT material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of MIPT into our internal control structure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar has taken land interests under our owned or managed sites and we believe TriStar has induced the landowner to breach obligations to us. In addition, on February 16, 2012, TriStar brought a federal action against us in the United States District Court for the Northern District of Texas (the “District Court”), in which TriStar principally alleges that we made misrepresentations to landowners when competing with TriStar for land under our owned or managed sites. On January 22, 2013, we filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar has engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and us. Both parties are seeking injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as significant damages. On April 3, 2014, the District Court ruled on the parties’ cross-motions for summary judgment, permitting both parties’ claims of misrepresentation to proceed to trial, as well as related state law actions, and dismissing certain of the parties’ other claims.

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

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively. Zoning authorities and community organizations are often opposed to the construction in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. In certain foreign jurisdictions, there may be changes to zoning regulations or construction laws based on site location which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time, perhaps with retroactive effect. These factors could materially and adversely affect our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of March 31, 2014, we had approximately $14.3 billion of consolidated debt and the ability to borrow additional amounts of approximately $2.8 billion under our credit facilities, net of any outstanding letters of credit. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the three months ended March 31, 2014, approximately 33% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the three months ended March 31, 2014, four tenants accounted for approximately 85% of our domestic rental and management segment revenue; and five tenants accounted for approximately 58% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Additionally, due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. Sometimes our tenants face financial difficulty or file for bankruptcy. For example, NII, a U.S. corporation, recently received a going concern opinion from its auditors. NII is the ultimate parent company of certain operating subsidiaries in Brazil, Chile and Mexico, which collectively represented 6% of our consolidated revenues for the three months ended March 31, 2014. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

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

In addition, we and MIPT have operated independently. As a result, there may be a disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, employees or other third parties or our ability to achieve the anticipated benefits of the acquisition and could harm our financial performance. In that regard, because MIPT was a private company, we may be required to improve MIPT’s internal controls, procedures and policies to meet standards applicable to public companies, which may be time-consuming and more expensive than anticipated.

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

Qualification as a REIT requires application of certain highly technical and complex provisions of the Code, which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. Further, current proposals, if enacted, may adversely affect our ability to remain qualified as a REIT or the benefits of remaining so qualified. There are limited judicial or administrative interpretations of the relevant provisions of the Code.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of March 31, 2014 are located on land we lease pursuant to operating leases. Approximately 70% of the ground leases for these sites have a final expiration date of 2023 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

In addition, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in our Annual Report.

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

AMERICAN TOWER CORPORATION

Date: May 1, 2014	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-1