Form 10-Q
period 2014-06-30
AMERICAN TOWER CORP /MA/
filed 2014-07-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014.

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

As of July 21, 2014, there were 396,144,247 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—Unaudited

(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$282,959	$293,576
Restricted cash	158,992	152,916
Short-term investments	15,298	18,612
Accounts receivable, net	174,612	151,084
Prepaid and other current assets	342,798	340,885
Deferred income taxes	23,786	22,401

Total current assets	998,445	979,474

PROPERTY AND EQUIPMENT, net	7,589,815	7,189,465
GOODWILL	3,854,931	3,808,426
OTHER INTANGIBLE ASSETS, net	6,637,882	6,580,305
DEFERRED INCOME TAXES	268,349	264,294
DEFERRED RENT ASSET	983,140	918,847
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	515,175	504,466

TOTAL	$20,847,737	$20,245,277

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$132,734	$172,426
Accrued expenses	422,614	415,075
Distributions payable	139,837	575
Accrued interest	117,632	105,751
Current portion of long-term obligations	1,225,992	70,132
Unearned revenue	204,437	162,079

Total current liabilities	2,243,246	926,038

LONG-TERM OBLIGATIONS	12,749,471	14,408,146
ASSET RETIREMENT OBLIGATIONS	556,881	526,930
OTHER NON-CURRENT LIABILITIES	889,975	794,123

Total liabilities	16,439,573	16,655,237

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; 5.25% Mandatory Convertible Preferred Stock, Series A, 6,000,000 and no shares issued and outstanding, respectively	60	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 398,811,474 and 397,674,350 shares issued; and 396,001,448 and 394,864,324 shares outstanding, respectively	3,988	3,976
Additional paid-in capital	5,772,269	5,130,616
Distributions in excess of earnings	(911,163)	(1,081,467)
Accumulated other comprehensive loss	(250,920)	(311,220)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)

Total American Tower Corporation equity	4,406,494	3,534,165
Noncontrolling interest	1,670	55,875

Total equity	4,408,164	3,590,040

TOTAL	$20,847,737	$20,245,277

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES:
Rental and management	$1,005,761	$789,199	$1,965,881	$1,566,632
Network development services	25,696	19,631	49,665	44,926

Total operating revenues	1,031,457	808,830	2,015,546	1,611,558

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $343, $257, $715 and $503, respectively)	263,184	198,217	514,019	389,512
Network development services (including stock-based compensation expense of $110, $149, $242 and $341, respectively)	9,091	7,492	19,025	17,963
Depreciation, amortization and accretion	245,427	184,608	491,190	370,412
Selling, general, administrative and development expense (including stock-based compensation expense of $18,382, $16,649, $42,482 and $37,253, respectively)	98,499	99,803	208,528	200,956
Other operating expenses	12,757	5,898	26,648	20,217

Total operating expenses	628,958	496,018	1,259,410	999,060

OPERATING INCOME	402,499	312,812	756,136	612,498

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $370, $371, $741 and $742 respectively	2,662	3,586	5,257	7,129
Interest income	2,281	1,412	4,299	3,126
Interest expense	(146,234)	(100,815)	(289,541)	(212,581)
Loss on retirement of long-term obligations	(1,284)	(2,669)	(1,522)	(37,967)
Other expense (including unrealized foreign currency losses of $23,553, $142,909, $25,558 and $120,766, respectively)	(16,463)	(141,660)	(20,206)	(119,369)

Total other expense	(159,038)	(240,146)	(301,713)	(359,662)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	243,461	72,666	454,423	252,836
Income tax (provision) benefit	(21,802)	11,447	(39,451)	(7,775)

NET INCOME	221,659	84,113	414,972	245,061
Net loss attributable to noncontrolling interest	12,772	15,708	21,958	26,167

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	234,431	99,821	436,930	271,228
Dividends declared on preferred stock	(4,375)	—	(4,375)	—

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$230,056	$99,821	$432,555	$271,228

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.58	$0.25	$1.09	$0.69

Diluted net income attributable to American Tower Corporation common stockholders	$0.58	$0.25	$1.08	$0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	395,872	395,420	395,511	395,330

Diluted	399,588	399,458	399,452	399,659

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.34	$0.27	$0.66	$0.53

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)—Unaudited

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$221,659	$84,113	$414,972	$245,061
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax expense of ($141), $345, ($24) and $456, respectively	367	3,793	(337)	2,749
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $41, $59, $96 and $118, respectively	629	645	1,543	1,194
Foreign currency translation adjustments, net of taxes of ($692), ($7,149), $364 and $6,583, respectively	(3,104)	(123,369)	19,388	(95,942)

Other comprehensive (loss) income	(2,108)	(118,931)	20,594	(91,999)

Comprehensive income (loss)	219,551	(34,818)	435,566	153,062

Comprehensive loss attributable to noncontrolling interest	36,370	18,426	61,664	27,257

Comprehensive income (loss) attributable to American Tower Corporation stockholders	$255,921	$(16,392)	$497,230	$180,319

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

(in thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$414,972	$245,061
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	43,439	38,097
Depreciation, amortization and accretion	491,190	370,412
Loss on early retirement of securitized debt	1,269	35,288
Other non-cash items reflected in statements of operations	48,636	127,946
Increase in net deferred rent asset	(46,293)	(53,017)
Increase in restricted cash	(194)	(27,961)
Increase in assets	(28,473)	(10,229)
Increase in liabilities	147,836	58,924

Cash provided by operating activities	1,072,382	784,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(466,247)	(280,605)
Payments for acquisitions, net of cash acquired	(315,527)	(311,170)
Proceeds from sale of short-term investments and other non-current assets	338,787	27,978
Payments for short-term investments	(332,684)	(36,881)
Deposits, restricted cash, investments and other	(61,134)	(1,096)

Cash used for investing activities	(836,805)	(601,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	360,000	249,000
Proceeds from issuance of senior notes, net	769,640	983,354
Proceeds from other long-term borrowings	3,033	16,000
Proceeds from issuance of Securities in securitization transaction, net	—	1,778,496
Repayments of notes payable, credit facilities and capital leases	(1,838,728)	(2,938,699)
(Distributions to) contributions from noncontrolling interest holders, net	(291)	17,721
Purchases of common stock	—	(74,625)
Proceeds from stock options and stock purchase plan	30,738	19,752
Proceeds from the issuance of preferred stock, net	583,326	—
Payment for early retirement of securitized debt	(6,767)	(29,234)
Deferred financing costs and other financing activities	(22,914)	(13,641)
Distributions paid on common stock	(127,269)	(102,984)

Cash used for financing activities	(249,232)	(94,860)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	3,038	(8,058)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,617)	79,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	293,576	368,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$282,959	$448,447

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $6,187 AND $13,477, RESPECTIVELY)	$35,776	$17,153

CASH PAID FOR INTEREST	$270,257	$181,315

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$14,959	$17,142

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$14,585	$9,422

SETTLEMENT OF ACCOUNTS RECEIVABLE RELATED TO ACQUISITIONS	$31,279	$—

CONVERSION OF THIRD-PARTY DEBT TO EQUITY	$7,750	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Unaudited

(in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions in Excess of Earnings	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2013	—	$—	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	—	—	952,304	10	—	—	47,363	—	—	—	47,373
Issuance of common stock- stock purchase plan	—	—	38,249	—	—	—	2,327	—	—	—	2,327
Treasury stock activity	—	—	—	—	(951,884)	(74,625)	—	—	—	—	(74,625)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	2,456	—	293	2,749
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	1,120	—	74	1,194
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(94,485)	—	(1,457)	(95,942)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(299)	(299)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	(210,172)	—	(210,172)
Net income (loss)	—	—	—	—	—	—	—	—	271,228	(26,167)	245,061

BALANCE, JUNE 30, 2013	—	$—	396,953,771	$3,969	(1,823,889)	$(137,353)	$5,061,814	$(274,256)	$(1,135,851)	$101,544	$3,619,867

BALANCE, JANUARY 1, 2014	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

Stock-based compensation related activity	—	—	1,093,535	11	—	—	55,935	—	—	—	55,946
Issuance of common stock- stock purchase plan	—	—	43,589	1	—	—	2,898	—	—	—	2,899
Issuance of preferred stock	6,000,000	60	—	—	—	—	582,820	—	—	—	582,880
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(455)	—	118	(337)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	1,422	—	121	1,543
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	59,333	—	(39,945)	19,388
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	7,750	7,750
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(291)	(291)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	(262,251)	—	(262,251)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(4,375)	—	(4,375)
Net income (loss)	—	—	—	—	—	—	—	—	436,930	(21,958)	414,972

BALANCE, JUNE 30, 2014	6,000,000	$60	398,811,474	$3,988	(2,810,026)	$(207,740)	$5,772,269	$(250,920)	$(911,163)	$1,670	$4,408,164

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

ATC is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. ATC conducts its international operations primarily through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international holding and operating subsidiaries and joint ventures.

The Company holds and operates certain of its assets through one or more taxable REIT subsidiaries (“TRSs”). The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements and also allows the Company to retain income generated by these businesses for reinvestment without the requirement of distributing those earnings. The businesses that the Company holds through its TRSs primarily include certain of its international operations and a portion of its managed network business.

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

The Company may, from time to time, change the election of previously designated TRSs that hold certain of its operations to be treated as QRSs, and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs. For all periods subsequent to the conversion from a TRS to a QRS, the Company includes the income from the QRSs as part of its REIT taxable income for the purpose of computing the Company’s REIT distribution requirements. During the six months ended June 30, 2014, the Company restructured certain of its German subsidiaries and certain of its domestic TRSs, which included a portion of its network development services segment and indoor DAS networks business, to be treated as QRSs. As of June 30, 2014, in addition to these businesses, the Company’s QRSs include its domestic tower leasing business and most of its operations in Costa Rica, Mexico and Panama.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Functional Currency—The functional currency of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica and Panama, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets.

Transactional gains and losses on foreign currency transactions are reflected in Other expense in the condensed consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany notes whose payment is not planned or anticipated in the foreseeable future is reflected in AOCI in the condensed consolidated balance sheets. During the three months ended June 30, 2014, the Company recorded unrealized foreign currency losses of $53.2 million, of which $29.6 million was recorded in AOCI and $23.6 million was recorded in Other expense. During the six months ended June 30, 2014, the Company recorded unrealized foreign currency losses of $68.7 million, of which $43.1 million was recorded in AOCI and $25.6 million was recorded in Other expense.

Accounting Standards Updates—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on reporting discontinued operations. Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance during the six months ended June 30, 2014 and the adoption did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP. The amendment will become effective on January 1, 2017, and early application is not

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

2.    Prepaid and Other Current Assets

Prepaid and other current assets consists of the following as of (in thousands):

	June 30, 2014	December 31, 2013 (1)
Prepaid operating ground leases	$86,700	$95,580
Prepaid income tax	62,593	52,612
Acquisition deposit in escrow	59,024	—
Unbilled receivables	37,871	25,412
Prepaid assets	26,693	34,243
Value added tax and other consumption tax receivables	15,730	77,016
Other miscellaneous current assets	54,187	56,022

Balance	$342,798	$340,885

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2014 (1)	$3,258,680	$547,746	$2,000	$3,808,426
Additions	33,671	4,232	—	37,903
Effect of foreign currency translation	—	8,614	—	8,614
Other (2)	—	—	(12)	(12)

Balance as of June 30, 2014	$3,292,351	$560,592	$1,988	$3,854,931

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Other represents the fair value adjustment to goodwill associated with the Company’s third-party structural analysis business, which was considered held-for-sale at June 30, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company’s other intangible assets subject to amortization consist of the following as of (in thousands):

		June 30, 2014			December 31, 2013 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location (2)	Up to 20	$2,437,303	$(869,234)	$1,568,069	$2,419,708	$(791,359)	$1,628,349
Acquired customer-related intangibles	15-20	6,283,602	(1,307,289)	4,976,313	6,026,480	(1,170,239)	4,856,241
Acquired licenses and other intangibles	3-20	6,755	(2,815)	3,940	6,583	(2,297)	4,286
Economic Rights, TV Azteca	70	28,927	(14,560)	14,367	28,783	(14,229)	14,554

Total		$8,756,587	$(2,193,898)	$6,562,689	$8,481,554	$(1,978,124)	$6,503,430
Deferred financing costs, net (3)	N/A			75,193			76,875

Other intangible assets, net				$6,637,882			$6,580,305

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in Interest expense rather than in Depreciation, amortization and accretion expense.

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

The Company amortizes its acquired network intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2014, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, is approximately 16 years. Amortization of intangible assets for the three and six months ended June 30, 2014 was approximately $101.6 million and $204.2 million, respectively, and amortization of intangible assets for the three and six months ended June 30, 2013 was approximately $61.1 million and $120.3 million, respectively. Amortization expense excludes amortization of deferred financing costs, which is included in Interest expense on the condensed consolidated statements of operations. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the remaining current year and the next five subsequent years (in millions):

Fiscal Year
2014 (remaining year)	$207.4
2015	412.5
2016	409.8
2017	407.5
2018	405.4
2019	403.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

During the three months ended June 30, 2014, the Company determined that its operations in Panama and its third-party structural analysis business were held-for-sale. The Company assessed the carrying value of its operations in Panama, which are included in its international rental and management segment, and concluded that the value is expected to be recoverable and, accordingly, no impairment charge was recorded. The Company recorded an impairment charge of $4.1 million during the three and six months ended June 30, 2014 for its third-party structural analysis business, which is included in its network development services segment, related to the write down of its intangible assets and goodwill to fair value. For additional information on assets held-for-sale, see note 7.

4.    Accrued Expenses

Accrued expenses consists of the following as of (in thousands):

	June 30, 2014	December 31, 2013 (1)
Accrued construction costs	$72,878	$52,446
Accrued property and real estate taxes	65,533	54,529
Payroll and related withholdings	35,484	50,843
Accrued rent	34,002	28,456
Other accrued expenses	214,717	228,801

Balance	$422,614	$415,075

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

5.    Long-Term Obligations

Current portion of long-term obligations—In connection with its acquisition of MIP Tower Holdings LLC (“MIPT”) (see note 14) on October 1, 2013, the Company assumed approximately $1.49 billion principal amount of existing indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of Global Tower Partners (“GTP”) in several securitization transactions (the “GTP Notes”). The Series 2010-1 Class C Notes and the Series 2010-1 Class F Notes (together, the “Series 2010-1 Notes”) have an aggregate principal amount outstanding of $250.0 million and an anticipated repayment date of February 15, 2015. As a result, the aggregate principal amount of $250.0 million and the unamortized premium of $3.4 million of the Series 2010-1 Notes is reflected in Current portion of long-term obligations in the condensed consolidated balance sheets.

In addition, the Company’s 4.625% senior unsecured notes mature on April 1, 2015. As a result, the aggregate principal amount of $600.0 million, net of unamortized discount of $0.1 million, is reflected in Current portion of long-term obligations in the condensed consolidated balance sheets.

Costa Rica Loan—In connection with its acquisition of MIPT, the Company assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”), which it repaid in full in February 2014.

Colombian Bridge Loans—In connection with the acquisition of communications sites in Colombia, one of the Company’s Colombian subsidiaries entered into six Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount of 108.0 billion COP (approximately $57.4 million). As of June 30, 2014, the interest rate was 7.86% and the maturity date of the loans was July 31, 2014. In July 2014, the maturity date of the loans was extended to August 31, 2014.

Mexican Loan—In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of the Company’s Mexican subsidiaries entered into a 5.2 billion Mexican Peso (“MXN”) denominated unsecured bridge loan (the “Mexican Loan”) and subsequently borrowed

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

approximately 4.9 billion MXN (approximately $374.7 million at the date of borrowing). The Mexican subsidiary’s ability to draw down the remaining 0.3 billion MXN under the Mexican Loan expired in February 2014. During the six months ended June 30, 2014, the Mexican subsidiary repaid 1.1 billion MXN (approximately $80.4 million on the date of repayment) of the outstanding indebtedness with cash on hand. As of June 30, 2014, the Company had 3.9 billion MXN (approximately $298.6 million) outstanding under the Mexican Loan, which is reflected in Current portion of long-term obligations in the condensed consolidated balance sheets.

Colombian Loan—In connection with the establishment of the Company’s joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a majority owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with the Company’s wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt. During the six months ended June 30, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, which was subsequently converted from debt to equity, and the balance as of June 30, 2014 is $35.1 million. In July 2014, the Company purchased Millicom’s interest in the joint venture and the Colombian Loan using proceeds from borrowings under the Company’s $2.0 billion multi-currency senior unsecured revolving credit facility. As a result, all amounts outstanding under the Colombian Loan will be eliminated in consolidation.

Richland Notes—In connection with its acquisition of entities holding a portfolio of communications sites from Richland Properties LLC and other related entities (“Richland”) (see note 14), the Company assumed approximately $196.5 million of secured debt (the “Richland Notes”) and recorded a fair value premium of $5.5 million upon acquisition. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment. As a result, the Company recorded a Loss on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $1.3 million.

2012 Credit Facility—During the six months ended June 30, 2014, the Company repaid $88.0 million of outstanding indebtedness under its $1.0 billion senior unsecured revolving credit facility (the “2012 Credit Facility”) with net proceeds from a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% senior unsecured notes due 2019 and $500.0 million aggregate principal amount of reopened 5.00% senior unsecured notes due 2024. As of June 30, 2014, the Company has no amounts outstanding under the 2012 Credit Facility and $7.5 million of undrawn letters of credit. The Company maintains the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility matures on January 31, 2017, does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that the Company would incur (should it choose LIBOR) on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2013 Credit Facility—During the six months ended June 30, 2014, the Company repaid $1.4 billion of outstanding indebtedness under its $2.0 billion multi-currency senior unsecured revolving credit facility (the “2013 Credit Facility”) using (i) proceeds from a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% senior unsecured notes due 2019 and $500.0 million aggregate principal amount of reopened 5.00% senior unsecured notes due 2024, (ii) proceeds from the issuance of mandatory convertible preferred stock in May 2014 (see note 11) and (iii) cash on hand. During the six months ended June 30, 2014, the Company borrowed an additional $360.0 million under the 2013 Credit Facility, which it primarily used to fund recent acquisitions, including the acquisition from Richland, and the repayment of the Richland Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of June 30, 2014, the Company has $783.0 million outstanding under the 2013 Credit Facility and approximately $3.2 million of undrawn letters of credit. In July 2014, the Company borrowed a net amount of $140.0 million under the 2013 Credit Facility, a portion of which it used to purchase Millicom’s interest in the Colombian joint venture and the Colombian Loan. The 2013 Credit Facility includes an expansion option allowing the Company to request additional commitments of up to $750.0 million, including in the form of a term loan. The Company maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

The 2013 Credit Facility matures on June 28, 2018 and includes two one-year renewal periods at the Company’s option. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

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

The Short-Term Credit Facility matures on September 19, 2014. The current margin over LIBOR that the Company would incur (should it choose LIBOR) on borrowings is 1.250%, and the current commitment fee on the undrawn portion is 0.150%. As of June 30, 2014, the Company has no amounts outstanding under the Short-Term Credit Facility and maintains the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

2013 Term Loan—On October 29, 2013, the Company entered into a $1.5 billion unsecured term loan (the “2013 Term Loan”), which includes an expansion option allowing the Company to request additional commitments of up to $500.0 million. The 2013 Term Loan matures on January 3, 2019, and the current interest rate is LIBOR plus 1.250%.

Senior Notes Offering—On January 10, 2014, the Company completed a registered public offering through a reopening of its (i) 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million and (ii) 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As a result, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes is $1.0 billion.

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

The 3.40% Notes mature on February 15, 2019 and bear interest at a rate of 3.40% per annum. The 5.00% Notes mature on February 15, 2024 and bear interest at a rate of 5.00% per annum. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes is payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes accrues from August 19, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Certain of the Company’s foreign subsidiaries have entered into interest rate swap agreements to manage exposure to variability in interest rates on debt in Colombia and South Africa and these interest rate swap agreements have been designated as cash flow hedges.

South Africa

One of the Company’s South African subsidiaries has fifteen interest rate swap agreements outstanding, which mature on the earlier of termination of the underlying debt or March 31, 2020. The interest rate swap agreements provide that the Company pay a fixed interest rate ranging from 6.09% to 7.83% and receive variable interest at the three-month Johannesburg Interbank Agreed Rate (JIBAR) over the term of the interest rate swap agreements. The notional value is reduced in accordance with the repayment schedule under the related credit agreement.

Colombia

One of the Company’s Colombian subsidiaries has an interest rate swap agreement outstanding, which matures on the earlier of termination of the underlying debt or November 30, 2020. The interest rate swap agreement provides that the Company pay a fixed interest rate of 5.78% and receive variable interest at the three-month Inter-bank Rate (IBR) over the term of the interest rate swap agreement. The notional value is reduced in accordance with the repayment schedule under the related credit agreement.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Costa Rica

One of the Company’s Costa Rican subsidiaries had three interest rate swaps agreements, which were terminated upon repayment of the Costa Rica Loan in February 2014.

The notional amount and fair value of the interest rate swap agreements are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Local	USD	Local	USD
South Africa (ZAR)
Notional	457,079	42,969	469,354	44,732
Fair Value	3,773	355	939	90
Colombia (COP)
Notional	100,743,750	53,553	101,250,000	52,547
Fair Value	(1,625,102)	(864)	(3,000,236)	(1,557)
Costa Rica (USD)
Notional	—	—	N/A	42,000
Fair Value	—	—	N/A	(628)

As of June 30, 2014 and December 31, 2013, the South African interest rate swap agreements were in an asset position and were included in Notes receivable and other non-current assets on the condensed consolidated balance sheets. The Colombian interest rate swap agreement was in a liability position and was included in Other non-current liabilities on the condensed consolidated balance sheets.

During the three months ended June 30, 2014 and 2013, the interest rate swap agreements had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Three Months Ended June 30,	Gain(Loss) Recognized in Other Comprehensive Income—Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2014	$226	$(670)	Interest Expense	N/A	N/A
2013	$4,138	$(704)	Interest Expense	N/A	N/A

During the six months ended June 30, 2014 and 2013, the interest rate swap agreements had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Six Months Ended June 30,	Gain(Loss) Recognized in Other Comprehensive Income—Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2014	$(361)	$(1,639)	Interest Expense	N/A	N/A
2013	$3,205	$(1,312)	Interest Expense	N/A	N/A

As of June 30, 2014, approximately $0.7 million related to derivatives designated as cash flow hedges and recorded in AOCI is expected to be reclassified into earnings in the next twelve months.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	June 30, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$15,298		$15,298
Interest rate swap agreements		$355		$355
Liabilities:
Acquisition-related contingent consideration			$31,025	$31,025
Interest rate swap agreements		$864		$864

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$18,612		$18,612
Interest rate swap agreements		$90		$90
Liabilities:
Acquisition-related contingent consideration			$31,890	$31,890
Interest rate swap agreements		$2,185		$2,185

(1)	Consists of highly liquid investments with original maturities in excess of three months.

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

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in Other operating expenses in the condensed consolidated statements of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying condensed consolidated balance sheets and adjustments recorded in the condensed consolidated statements of operations.

As of June 30, 2014, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $44.6 million. During the three months ended June 30, 2014 and 2013, the fair value of the contingent consideration changed as follows (in thousands):

	2014	2013
Balance as of April 1	$31,342	$25,201
Additions	406	313
Payments	(674)	(1,033)
Change in fair value	(952)	(2,007)
Foreign currency translation adjustment	903	(1,256)

Balance as of June 30	$31,025	$21,218

During the six months ended June 30, 2014 and 2013, the fair value of the contingent consideration changed as follows (in thousands):

	2014	2013
Balance as of January 1	$31,890	$23,711
Additions	406	478
Payments	(1,289)	(4,222)
Change in fair value	(370)	3,307
Foreign currency translation adjustment	388	(2,056)

Balance as of June 30	$31,025	$21,218

Items Measured at Fair Value on a Nonrecurring Basis

Assets held and used—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three and six months ended June 30, 2014, the Company did not record any asset impairment charges and during the three and six months ended June 30, 2013, the Company recorded an asset impairment charge of $0.1 million.

Assets held-for-sale—During the three months ended June 30, 2014, based on a strategic review of the international rental and management segment and components of the network development services segment, the Company determined that its operations in Panama and its third-party structural analysis business were held-for-sale.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of June 30, 2014, the net carrying value of the assets and liabilities held-for-sale in Panama is $15.1 million, primarily including $8.0 million of Property and equipment, net and $5.6 million of Other intangible assets, net. The carrying value approximates fair value and, as a result, the Company did not record any impairment charges during the three and six months ended June 30, 2014.

As of June 30, 2014, the carrying value of the assets held-for-sale related to the Company’s third-party structural analysis business is $2.4 million of Other intangible assets, net, which reflects an impairment charge of $4.1 million related to the write down of intangibles and goodwill to fair value. The Company completed the sale of this business in July 2014.

The impairment charges for both assets held and used and assets held-for-sale are recorded in Other operating expenses in the accompanying condensed consolidated statements of operations. These adjustments were determined by comparing the estimated net proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2014.

Fair Value of Financial Instruments—The carrying value of the Company’s financial instruments that reasonably approximate fair value at June 30, 2014 and December 31, 2013 includes cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value was estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2014, the carrying value and fair value of long-term obligations, including the current portion, are $14.0 billion and $14.5 billion, respectively, of which $9.2 billion was measured using Level 1 inputs and $5.3 billion was measured using Level 2 inputs. As of December 31, 2013, the carrying value and fair value of long-term obligations, including the current portion, were $14.5 billion and $14.7 billion, respectively, of which $8.6 billion was measured using Level 1 inputs and $6.1 billion was measured using Level 2 inputs.

8.    Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of April 1, 2014	$(1,970)	$(2,829)	$(267,611)	$(272,410)
Other comprehensive income before reclassifications, net of tax	325	—	20,622	20,947
Amounts reclassified from accumulated other comprehensive loss, net of tax	344	199	—	543

Net current-period other comprehensive income	669	199	20,622	21,490

Balance as of June 30, 2014	$(1,301)	$(2,630)	$(246,989)	$(250,920)

(1)	Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended June 30, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of April 1, 2013	$(5,162)	$(3,628)	$(149,253)	$(158,043)
Other comprehensive income (loss) before reclassifications, net of tax	3,570	—	(120,394)	(116,824)
Amounts reclassified from accumulated other comprehensive loss, net of tax	410	201	—	611

Net current-period other comprehensive income (loss)	3,980	201	(120,394)	(116,213)

Balance as of June 30, 2013	$(1,182)	$(3,427)	$(269,647)	$(274,256)

(1)	Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended June 30, 2013.

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive (loss) income before reclassifications, net of tax	(455)	—	59,333	58,878
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,023	399	—	1,422

Net current-period other comprehensive income	568	399	59,333	60,300

Balance as of June 30, 2014	$(1,301)	$(2,630)	$(246,989)	$(250,920)

(1)	Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the six months ended June 30, 2014.

	Unrealized Losses on Cash Flow Hedges (1)	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,358)	$(3,827)	$(175,162)	$(183,347)
Other comprehensive income (loss) before reclassifications, net of tax	2,456	—	(94,485)	(92,029)
Amounts reclassified from accumulated other comprehensive loss, net of tax	720	400	—	1,120

Net current-period other comprehensive income (loss)	3,176	400	(94,485)	(90,909)

Balance as of June 30, 2013	$(1,182)	$(3,427)	$(269,647)	$(274,256)

(1)	Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the six months ended June 30, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

9.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. The Company reorganized to qualify as a REIT for the taxable year commencing January 1, 2012. As a REIT, the Company continues to be subject to income taxes on the income of its TRSs, and taxation in foreign jurisdictions where it conducts international operations. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. The Company is able to offset income in both its TRSs and QRSs by utilizing their respective net operating losses. In addition, MIPT has been organized and has qualified as a REIT. For so long as MIPT continues to elect separate REIT status, it is independently subject to, and must comply with, the same REIT requirements that the Company must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of June 30, 2014 and December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $37.7 million and $31.1 million, respectively. The increase in the amount of unrecognized tax benefits during the three and six months ended June 30, 2014 is primarily attributable to the additions to the Company’s existing tax positions and fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $14.6 million.

The Company recorded penalties and income tax-related interest expense during the three and six months ended June 30, 2014 of $1.9 million and $3.2 million, respectively, and during the three and six months ended June 30, 2013 of $1.3 million and $2.6 million, respectively. As of June 30, 2014 and December 31, 2013, the total amount of accrued penalties and income tax-related interest included in Other non-current liabilities in the condensed consolidated balance sheets was $34.8 million and $30.9 million, respectively.

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2014 of $18.8 million and $43.4 million, respectively, and stock-based compensation expense during the three and six months ended June 30, 2013 of $17.1 million and $38.1 million, respectively. Stock-based compensation expense for the three and six months ended June 30, 2013 included $1.1 million related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company capitalized stock-based compensation expense of $0.4 million during each of the three months ended June 30, 2014 and 2013, and $0.8 million during each of the six months ended June 30, 2014 and 2013, as property and equipment.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of June 30, 2014, the Company has the ability to grant stock-based awards with respect to an aggregate of 14.2 million shares of common stock under the 2007 Plan.

The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013, which provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an incremental $1.2 million and $9.7 million of stock-based compensation expense during the three and six months ended June 30, 2014, respectively, and an incremental $0.6 million and $7.3 million of stock-based compensation expense during the three and six months ended June 30, 2013, respectively.

Stock Options—The Company’s option activity for the six months ended June 30, 2014 is as follows:

Number of Options
Outstanding as of January 1, 2014	6,106,171
Granted	1,858,633
Exercised	(627,037)
Forfeited	(100,830)
Expired	(33,188)

Outstanding as of June 30, 2014	7,203,749

The fair value of each option granted during the six months ended June 30, 2014 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below:

Range of risk-free interest rate	1.46%-1.74%
Weighted average risk-free interest rate	1.64%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	22.45% -23.35%
Weighted average expected volatility of underlying stock price	23.09%
Expected annual dividend yield	1.50%

The weighted average grant date fair value per share during the six months ended June 30, 2014 was $14.84. As of June 30, 2014, total unrecognized compensation expense related to unvested stock options is $45.2 million and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2014:

Number of Units
Outstanding as of January 1, 2014	1,840,137
Granted	786,584
Vested	(689,501)
Forfeited	(91,769)

Outstanding as of June 30, 2014	1,845,451

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

As of June 30, 2014, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan is $102.7 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees as described in note 15 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2014, employee contributions were accumulated to purchase an estimated 44,000 shares under the ESPP.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2014, which resulted in a fair value per share of $14.35, are as follows:

Approximate risk-free interest rate	0.11%
Expected life of shares	6 months
Expected volatility of underlying stock price over the option period	16.59%
Expected annual dividend yield	1.50%

11.    Equity

5.25% Mandatory Convertible Preferred Stock Offering—On May 12, 2014, the Company completed a registered public offering of 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). The net proceeds of the offering were $582.9 million after deducting commissions and estimated expenses. The Company used the net proceeds from this offering to fund recent acquisitions, including the acquisition from Richland, initially funded by indebtedness incurred under the 2013 Credit Facility.

Unless converted earlier, each share of the Mandatory Convertible Preferred Stock will automatically convert on May 15, 2017, into between 0.9174 and 1.1468 shares of common stock, depending on the applicable market value of the common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to May 15, 2017, holders of the Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors (or an authorized committee thereof) at an annual rate of 5.25% on the liquidation preference of $100.00 per share, on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2014 to, and including, May 15, 2017. The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Mandatory Convertible Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Mandatory Convertible Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”). On September 6, 2013, the Company temporarily suspended repurchases in connection with its acquisition of MIPT.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

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

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to its ESPP and upon exercise of stock options granted under its equity incentive plans. During the six months ended June 30, 2014, the Company received an aggregate of $30.7 million in proceeds upon exercises of stock options and from its ESPP.

Distributions—During the six months ended June 30, 2014, the Company declared the following cash distributions:

	Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common stock	March 6, 2014	April 25, 2014	April 10, 2014	$0.32	$126.6
Common stock	May 21, 2014	July 16, 2014	June 17, 2014	$0.34	$134.6
Preferred stock	May 21, 2014	August 15, 2014	August 1, 2014	$1.3563	$8.1

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of June 30, 2014, the amount accrued for distributions payable related to unvested restricted stock units is $2.3 million. During the six months ended June 30, 2014, the Company paid $0.6 million of distributions upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

12.    Earnings Per Share

Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable (i) upon the vesting of restricted stock awards, (ii) upon exercise of stock options and (iii) upon conversion of the Mandatory Convertible Preferred Stock (see note 11). Dilutive common share equivalents also include the dilutive impact of the Verizon transaction (see note 13).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The Company uses the treasury stock method to calculate the effect of its outstanding restricted stock awards and stock options and uses the if-converted method to calculate the effect of its outstanding Mandatory Convertible Preferred Stock. The following table sets forth basic and diluted net income per common share computational data for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to American Tower Corporation stockholders	$234,431	$99,821	$436,930	$271,228
Dividends declared on preferred stock	(4,375)	—	(4,375)	—

Net income attributable to American Tower Corporation common stockholders	230,056	99,821	432,555	271,228

Basic weighted average common shares outstanding	395,872	395,420	395,511	395,330
Dilutive securities	3,716	4,038	3,941	4,329

Diluted weighted average common shares outstanding	399,588	399,458	399,452	399,659

Basic net income attributable to American Tower Corporation common stockholders per common share	$0.58	$0.25	$1.09	$0.69

Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.58	$0.25	$1.08	$0.68

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock awards	3	—	1	—
Stock options	2,497	1,229	2,342	860
Preferred stock (1)	3,733	—	1,877	—

(1)	Issued on May 12, 2014.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

TriStar Litigation—The Company was involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar had taken land interests under the Company’s owned or managed sites and the Company believes TriStar induced the landowner to breach obligations to the Company. In addition, on February 16, 2012, TriStar brought a federal action against the Company in the United States District Court for the Northern District of Texas (the “District Court”), in which TriStar principally alleged that the Company made misrepresentations to landowners when competing with TriStar for land under the Company’s owned or managed sites. On January 22, 2013, the Company filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and the Company. Both parties sought injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as significant damages. On April 3, 2014, the District Court ruled on the parties’ cross-motions for summary judgment, permitting both parties’ claims of misrepresentation to proceed to trial, as well as related state law actions, and dismissing certain of the parties’ other claims. Pursuant to a Settlement Agreement dated July 9, 2014, all pending state and federal actions between the Company and TriStar were dismissed with prejudice and without payment of damages.

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,430 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s securitization transaction completed in March 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2014, the Company has purchased four of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is approximately $623.5 million, and will accrete at a rate of 10% per year to the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”), to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $72.2 million as of June 30, 2014. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which would be valued at approximately $122.8 million in the aggregate based on the closing price at June 30, 2014.

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

14.    Acquisitions

All of the acquisitions described below are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the six months ended June 30, 2014, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014 from the date of respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

the assets, which may be accomplished in phases. For sites acquired from communications service providers, these sites may never have been operated as a business and were utilized solely by the seller as a component of their network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2014 acquisitions on the Company’s revenues and gross margin for the six months ended June 30, 2014 is approximately $10.2 million and $7.6 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to the acquired sites subsequent to the date of acquisition. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to acquisitions are not comparable.

The Company recognizes acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs, and are included in Other operating expenses in the condensed consolidated statements of operations. During the three and six months ended June 30, 2014, the Company recognized acquisition and merger related expenses, including the fair value adjustments to contingent consideration, of $4.8 million and $14.6 million, respectively. During the three and six months ended June 30, 2013, the Company recognized acquisition and merger related expenses, including the fair value adjustments to contingent consideration, of $3.3 million and $16.9 million, respectively. In addition, during the three and six months ended June 30, 2014, the Company recorded $3.2 million and $5.7 million, respectively, of integration costs related to recently closed acquisitions.

2014 Acquisitions

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 60 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland for an aggregate purchase price of $385.9 million. The purchase price was satisfied with approximately $182.9 million in cash, approximately $6.5 million payable to the seller upon satisfaction of certain closing conditions and the assumption of $196.5 million of existing indebtedness. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment (see note 5).

International Acquisitions—During the six months ended June 30, 2014, the Company acquired a total of 136 communications sites and related assets in Brazil, Ghana and Mexico, for an aggregate purchase price of $25.8 million (including value added tax of $0.8 million) and acquired additional net assets of approximately $0.1 million. The Company also acquired 299 communications sites in Mexico for an aggregate purchase price of $44.1 million (including value added tax of $5.6 million). The Company assumed net liabilities of approximately $3.8 million, resulting in total consideration of approximately $40.3 million, which was satisfied by the issuance of approximately $36.3 million of credits to be applied against trade accounts receivable and cash consideration of approximately $4.0 million. Each purchase price is subject to post-closing adjustments.

Other U.S. Acquisitions—During the six months ended June 30, 2014, the Company acquired a total of 30 communications sites and equipment, as well as four property interests, in the United States for an aggregate purchase price of $33.6 million (including $0.4 million of contingent consideration). The Company also assumed net liabilities of approximately $0.4 million, resulting in total consideration of approximately $33.2 million. The aggregate purchase price is subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the preliminary allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of June 30, 2014.

	Richland	International	Other U.S.
Current assets	$7,819	$7,309	$20
Non-current assets	—	996	—
Property and equipment	173,686	29,900	7,696
Intangible assets (1):
Customer-related intangible assets	185,000	20,409	18,928
Network location intangible assets	1,800	10,772	3,370
Current liabilities	(3,954)	(1,307)	(439)
Long-term obligations (2)	(201,999)	—	—
Other non-current liabilities	(2,922)	(6,126)	(74)

Fair value of net assets acquired	$159,430	$61,953	$29,501

Goodwill (3)	29,996	4,232	3,675

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Long-term obligations included $196.5 million of Richland’s existing indebtedness and a fair value adjustment of $5.5 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

2013 Acquisitions

MIPT Acquisition

On October 1, 2013, the Company, through its wholly owned subsidiary American Tower Investments LLC, acquired 100% of the outstanding common membership interests of MIPT, a private REIT and the parent company of GTP, an owner and operator, through its various operating subsidiaries, of approximately 4,860 communications sites in the United States and approximately 510 communications sites in Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators.

The preliminary purchase price of $4.9 billion was satisfied with approximately $3.3 billion in cash, including an aggregate of approximately $2.8 billion from borrowings under the Company’s credit facilities, and the assumption of approximately $1.5 billion of MIPT’s existing indebtedness.

The consideration consisted of the following (in thousands):

Cash consideration (1)	$3,330,462
Assumption of existing indebtedness at historical cost	1,527,621

Estimated total purchase price	$4,858,083

(1)	Cash consideration includes $14.5 million of an additional purchase price adjustment which was paid to the sellers during the six months ended June 30, 2014 and is reflected in Accrued expenses on the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the MIPT acquisition based upon the estimated fair value at the date of acquisition (in thousands).

	Updated Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Cash and cash equivalents	$35,967	$35,967
Restricted cash	30,883	30,883
Accounts receivable, net	10,021	10,021
Prepaid and other current assets	35,614	22,875
Property and equipment	920,782	996,901
Intangible assets (3):
Customer-related intangible assets	2,464,300	2,629,188
Network location intangible assets	532,000	467,300
Notes receivable and other non-current assets	63,682	4,220
Accounts payable	(9,456)	(9,249)
Accrued expenses	(36,755)	(37,004)
Accrued interest	(3,253)	(3,253)
Current portion of long-term obligations	(2,820)	(2,820)
Unearned revenue	(35,905)	(35,753)
Long-term obligations (4)	(1,573,366)	(1,573,366)
Asset retirement obligations	(43,089)	(43,089)
Other non-current liabilities	(8,693)	(37,326)

Fair value of net assets acquired	$2,379,912	$2,455,495

Goodwill (5)	950,550	874,967

(1)	Balances are reflected in the accompanying condensed consolidated balance sheets as of June 30, 2014.
(2)	Balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Long-term obligations included $1.5 billion of MIPT’s existing indebtedness and a fair value adjustment of $53.0 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(5)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will not be deductible for tax purposes.

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

On November 8, 2013, the Company acquired 1,473 communications sites in Mexico from NII for an initial aggregate purchase price of approximately $436.0 million (including value added tax of approximately $60.3 million) and net assets of approximately $0.9 million for total cash consideration of approximately $436.9 million. The purchase price was subsequently reduced to approximately $427.0 million (including value added tax of approximately $59.0 million) during the six months ended June 30, 2014 as a result of post-closing adjustments, while net assets acquired remained unchanged. The purchase price is subject to further post-closing adjustments. The Company’s right to purchase additional sites in Mexico expired on May 30, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

On December 6, 2013, the Company acquired 1,937 communications sites in Brazil from NII for an initial aggregate purchase price of approximately $349.0 million. The purchase price was subsequently reduced to approximately $342.7 million during the six months ended June 30, 2014 as a result of post-closing adjustments. In addition, on June 26, 2014, the Company purchased an additional 103 communications sites for an aggregate purchase price of approximately $18.6 million, which are reflected above in “2014 Acquisitions”. The purchase price is subject to post-closing adjustments and the purchase of the remaining sites is subject to diligence and customary closing conditions.

Z Sites Acquisition—On November 29, 2013, the Company acquired 238 communications sites from Z-Sites Locação de Imóveis Ltda for an aggregate purchase price of approximately $122.8 million. The purchase price was subsequently increased to approximately $123.9 million during the six months ended June 30, 2014 and is subject to post-closing adjustments.

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

The following table summarizes the updated allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets herein.

	Axtel Mexico (1)	NII Mexico (2)	NII Brazil	Z Sites	Other International	Other U.S.
Current assets	$—	$59,938	$—	$—	$4,863	$1,220
Non-current assets	2,626	10,738	7,201	6,436	1,991	44
Property and equipment	86,100	143,680	111,094	26,881	44,844	23,537
Intangible assets (3):
Customer-related intangible assets	119,392	132,897	143,037	62,286	20,590	29,325
Network location intangible assets	43,031	66,069	80,568	17,350	20,727	7,935
Current liabilities	—	—	—	—	—	(454)
Other non-current liabilities	(9,377)	(10,478)	(13,188)	(1,502)	(8,168)	(848)

Fair value of net assets acquired	$241,772	$402,844	$328,712	$111,451	$84,847	$60,759

Goodwill (4)	6,751	25,056	13,978	12,493	4,970	4,403

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2013.
(2)	Current assets includes approximately $59.0 million of value added tax.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The following table summarizes the preliminary allocation, unless otherwise noted, of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions. The allocation is based upon the estimated fair value at the date of acquisition (in thousands). Balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Pro Forma Consolidated Results

The following table presents the unaudited pro forma financial results as if the 2013 acquisitions had occurred on January 1, 2012 and the 2014 acquisitions had occurred on January 1, 2013 (in thousands, except per share data). Management relied on various estimates and assumptions due to the fact that some of the acquisitions never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result, historical operating results for these acquisitions are not available. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the acquisitions. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma revenues	$1,033,541	$941,291	$2,031,066	$1,879,156
Pro forma net income attributable to American Tower Corporation common stockholders	$230,506	$74,956	$434,176	$212,146
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.58	$0.19	$1.10	$0.54
Diluted net income attributable to American Tower Corporation common stockholders	$0.58	$0.19	$1.09	$0.53

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

Other Signed Acquisitions

BR Towers Acquisition—On June 13, 2014, the Company entered into an agreement with GPCP V, a private equity fund managed by GP Investments, Ltd., FIP Multisetorial Plus, a private equity fund managed by Bradesco BBI, and other shareholders, to acquire 100% of the equity interests of BR Towers S.A., a Brazilian telecommunications real estate company that is expected to own approximately 2,530 towers and the exclusive use rights for approximately 2,110 additional towers in Brazil at closing. The purchase price of 2.18 billion Brazilian Reais (“BRL”) (approximately $990.3 million) is subject to customary adjustments. The Company deposited 130.0 million BRL (approximately $59.0 million) in escrow for this transaction, which is reflected in Prepaid and other current assets in the condensed consolidated balance sheets as of June 30, 2014.

U.S. Acquisition—In July 2014, the Company entered into an agreement to acquire 154 communications sites in the United States for approximately $132.5 million, subject to customary adjustments.

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur.

Colombia—Under the terms of the agreement with Colombia Movil S.A. E.S.P., the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the agreement to be between zero and $37.6 million and estimates it to be $24.6 million using a probability weighted average of the expected outcomes at June 30, 2014. During the three and six months ended June 30, 2014, the Company recorded an increase in fair value of $0.5 million and $1.0 million, respectively, in Other operating expenses in the accompanying condensed consolidated statements of operations.

Ghana—Under the terms of its agreement, as amended, with MTN Group Limited, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $0.5 million and estimates it to be $0.5 million using a probability weighted average of the expected outcomes at June 30, 2014.

MIPT—In connection with the acquisition of MIPT, the Company assumed additional contingent consideration liability related to previously closed acquisitions in Costa Rica, Panama and the United States. The Company is required to make additional payments to the sellers if certain pre-designated tenant leases commence during a limited specified period of time after the applicable acquisition was completed, generally one year or less. The Company initially recorded $9.3 million of contingent consideration liability as part of the preliminary purchase price allocation upon closing of the acquisition. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under these agreements to be between zero and $6.1 million and estimates it to be $5.5 million using a probability weighted average of the expected outcomes at June 30, 2014. During the three and six months ended June 30, 2014, the Company recorded a decrease in fair value of $1.4 million in Other operating expenses in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2014, the Company made payments under these agreements of $0.7 million and $1.3 million, respectively.

Other U.S.—In connection with other acquisitions in the United States, the Company is required to make additional payments if certain pre-designated tenant leases commence during a specified period of time. The Company initially recorded $0.4 million of contingent consideration liability as part of the preliminary purchase price allocation upon closing of certain acquisitions, which, based on current estimates, also represents the estimated balance at June 30, 2014 and the maximum potential liability.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

For more information regarding contingent consideration, see note 7.

15.    Business Segments

The Company operates in three business segments, (i) domestic rental and management, (ii) international rental and management and (iii) network development services. The Company’s primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which, as of June 30, 2014, consist of the following:

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Loss on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as these amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$659,743	$346,018	$1,005,761	$25,696		$1,031,457
Segment operating expenses (1)	126,340	136,501	262,841	8,981		271,822
Interest income, TV Azteca, net	—	2,662	2,662	—		2,662

Segment gross margin	533,403	212,179	745,582	16,715		762,297

Segment selling, general, administrative and development expense (1)	28,313	34,472	62,785	2,326		65,111

Segment operating profit	$505,090	$177,707	$682,797	$14,389		$697,186

Stock-based compensation expense					$18,835	18,835
Other selling, general, administrative and development expense					15,006	15,006
Depreciation, amortization and accretion					245,427	245,427
Other expense (principally interest expense and other expenses)					174,457	174,457

Income from continuing operations before income taxes						$243,461

Total assets	$14,149,220	$6,466,380	$20,615,600	$58,611	$173,526	$20,847,737

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $18.4 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended June 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$521,043	$268,156	$789,199	$19,631		$808,830
Segment operating expenses (1)	95,208	102,752	197,960	7,343		205,303
Interest income, TV Azteca, net	—	3,586	3,586	—		3,586

Segment gross margin	425,835	168,990	594,825	12,288		607,113

Segment selling, general, administrative and development expense (1)	24,243	32,490	56,733	2,324		59,057

Segment operating profit	$401,592	$136,500	$538,092	$9,964		$548,056

Stock-based compensation expense					$17,055	17,055
Other selling, general, administrative and development expense					24,097	24,097
Depreciation, amortization and accretion					184,608	184,608
Other expense (principally interest expense and other (expense) income)					249,630	249,630

Income from continuing operations before income taxes						$72,666

Total assets	$8,618,294	$5,414,526	$14,032,820	$48,603	$257,971	$14,339,394

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $16.6 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$1,295,522	$670,359	$1,965,881	$49,665		$2,015,546
Segment operating expenses (1)	247,849	265,455	513,304	18,783		532,087
Interest income, TV Azteca, net	—	5,257	5,257	—		5,257

Segment gross margin	1,047,673	410,161	1,457,834	30,882		1,488,716

Segment selling, general, administrative and development expense (1)	55,722	63,688	119,410	4,856		124,266

Segment operating profit	$991,951	$346,473	$1,338,424	$26,026		$1,364,450

Stock-based compensation expense					$43,439	43,439
Other selling, general, administrative and development expense					41,780	41,780
Depreciation, amortization and accretion					491,190	491,190
Other expense (principally interest expense and other expenses)					333,618	333,618

Income from continuing operations before income taxes						$454,423

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.0 million and $42.5 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six months ended June 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$1,036,719	$529,913	$1,566,632	$44,926		$1,611,558
Segment operating expenses (1)	187,041	201,968	389,009	17,622		406,631
Interest income, TV Azteca, net	—	7,129	7,129	—		7,129

Segment gross margin	849,678	335,074	1,184,752	27,304		1,212,056

Segment selling, general, administrative and development expense (1)	47,141	62,025	109,166	5,225		114,391

Segment operating profit	$802,537	$273,049	$1,075,586	$22,079		$1,097,665

Stock-based compensation expense					$38,097	38,097
Other selling, general, administrative and development expense					49,312	49,312
Depreciation, amortization and accretion					370,412	370,412
Other expense (principally interest expense and other (expense) income)					387,008	387,008

Income from continuing operations before income taxes						$252,836

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.8 million and $37.3 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is leasing antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the six months ended June 30, 2014. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites. We began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

Our communications real estate portfolio of 69,200 sites, as of June 30, 2014, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of June 30, 2014, 28,203 towers domestically and 40,619 towers internationally. Our portfolio also includes 378 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

In October 2013, we acquired MIP Tower Holdings LLC (“MIPT”), a private REIT and parent company to Global Tower Partners (“GTP”), an owner and operator of approximately 5,370 communications sites, through its various operating subsidiaries, in the United States, Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators. As a result of our acquisition of MIPT, we own an interest in a subsidiary REIT, and are currently evaluating the continued election of MIPT’s private REIT status.

The following table details the number of communications sites we own or operate as of June 30, 2014:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	21,286	7,211
International:
Brazil	6,774	155
Chile	1,191	—
Colombia	2,835	706
Costa Rica	460	—
Germany	2,031	—
Ghana	2,009	—
India	12,131	—
Mexico	8,517	199
Panama (2)	58	—
Peru	499	—
South Africa	1,912	—
Uganda	1,226	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.
(2)	During the three months ended June 30, 2014, we determined that the operations in Panama were held-for-sale.

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

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the six months ended June 30, 2014 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2014, we expect to generate approximately $23 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3.0% in the United States) or an inflationary index in our international markets.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our rental and management operations. During the six months ended June 30, 2014, loss of revenue from tenant lease cancellations or renegotiations represented less than 1.5% of our rental and management operations revenues.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet the corresponding incremental demand for wireless real estate by adding new tenants and new equipment for existing tenants on our legacy sites, which increases these sites’ utilization and profitability. In addition, we believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk adjusted return on investment objectives.

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

As part of our international expansion initiatives, we have targeted markets in three stages of network development in order to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as MTN Group Limited, Telefónica S.A. and Vodafone Group PLC. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

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

Finally, in markets with more mature network technology, such as Germany, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage. With a more mature customer base, higher smartphone penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of over 40,000 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

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

NAREIT FFO is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends declared on preferred stock, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interest.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013 (in thousands, except percentages)

Revenue

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$659,743	$521,043	$138,700	27%
International	346,018	268,156	77,862	29

Total rental and management	1,005,761	789,199	216,562	27
Network development services	25,696	19,631	6,065	31

Total revenues	$1,031,457	$808,830	$222,627	28%

Total revenues for the three months ended June 30, 2014 increased 28% to $1,031.5 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 13,545 new sites that we have constructed or acquired since April 1, 2013. Approximately $84.0 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue for the three months ended June 30, 2014 increased 27% to $659.7 million. This growth was comprised of:

•

Revenue growth of approximately 15% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites in connection with our acquisition of MIPT;

•

Revenue growth from legacy sites of approximately 11%, which includes approximately 8% from new tenant leases and amendments to existing tenant leases, and less than 2% from accelerated revenue recognition under a multi-year equipment agreement with a major tenant. In addition, approximately 1% of the revenue growth on our legacy sites was attributable to contractual rent escalations, net of tenant lease cancellations;

•

Revenue growth from new sites (excluding MIPT) of approximately 2%, resulting from the construction or acquisition of approximately 810 new sites, as well as land interests under third-party sites since April 1, 2013; and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended June 30, 2014 increased 29% to $346.0 million. This growth was comprised of:

•	Revenue growth from new sites (excluding MIPT) of approximately 19%, resulting from the construction or acquisition of approximately 7,365 new sites since April 1, 2013;

•

Revenue growth from legacy sites of approximately 17%, which includes approximately 14% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases on our legacy sites and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 3% from the impact of straight-line lease accounting;

•	Revenue growth of over 1% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of approximately 11% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in Ghanaian Cedi (“GHS”), approximately 3% related to fluctuations in Brazilian Reais (“BRL”) and approximately 2% related to fluctuations in Indian Rupees (“INR”).

Network development services segment revenue for the three months ended June 30, 2014 increased 31% to $25.7 million. The increase was primarily due to increased revenue from structural engineering services.

Gross Margin

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$533,403	$425,835	$107,568	25%
International	212,179	168,990	43,189	26

Total rental and management	745,582	594,825	150,757	25
Network development services	16,715	12,288	4,427	36%

Domestic rental and management segment gross margin for the three months ended June 30, 2014 increased 25% to $533.4 million. This growth was comprised of:

•

Gross margin growth of approximately 14% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites, in connection with our acquisition of MIPT;

•	Gross margin growth from legacy sites of approximately 11%, primarily associated with the increase in revenue, as described above;

•

Gross margin growth from new sites (excluding MIPT) of approximately 2%, resulting from the construction or acquisition of approximately 810 new sites, as well as land interests under third-party sites since April 1, 2013; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

International rental and management segment gross margin for the three months ended June 30, 2014 increased 26% to $212.2 million. This growth was comprised of:

•	Gross margin growth from new sites (excluding MIPT) of approximately 15%, resulting from the construction or acquisition of approximately 7,365 new sites since April 1, 2013;

•	Gross margin growth from legacy sites of approximately 15%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth of approximately 5% from the impact of straight-line lease accounting;

•	Gross margin growth of less than 2% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of approximately 11% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in GHS, approximately 3% related to fluctuations in BRL and less than 2% related to fluctuations in Mexican Pesos (“MXN”).

Network development services segment gross margin for the three months ended June 30, 2014 increased 36% to $16.7 million, primarily due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$28,313	$24,243	$4,070	17%
International	34,472	32,490	1,982	6

Total rental and management	62,785	56,733	6,052	11
Network development services	2,326	2,324	2	—
Other	33,388	40,746	(7,358)	(18)

Total selling, general, administrative and development expense	$98,499	$99,803	$(1,304)	(1)%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended June 30, 2014 decreased 1% to $98.5 million. The decrease was primarily attributable to a decrease in other SG&A, partially offset by increased SG&A in our domestic and international rental and management segments.

Domestic rental and management segment SG&A for the three months ended June 30, 2014 increased 17% to $28.3 million. The increase was primarily driven by increasing personnel costs to support our business, including additional costs associated with the acquisition of MIPT.

International rental and management segment SG&A for the three months ended June 30, 2014 increased 6% to $34.5 million. The increase was primarily due to the impact of increased personnel costs to support our business, partially offset by the impact of foreign currency fluctuations, as well as the reversal of bad debt expense for amounts previously reserved.

Network development services segment SG&A for the three months ended June 30, 2014 remained constant at $2.3 million.

Other SG&A for the three months ended June 30, 2014 decreased 18% to $33.4 million, primarily due to a $9.1 million decrease in corporate SG&A, partially offset by an increase of $1.7 million related to stock-based compensation expense. The decrease in corporate SG&A was primarily related to the recovery of $6.7 million in legal expenses and the reversal of a $2.8 million reserve associated with a non-recurring state tax item. The decrease in corporate SG&A was partially offset by an increase in personnel costs to support our business.

Operating Profit

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$505,090	$401,592	$103,498	26%
International	177,707	136,500	41,207	30

Total rental and management	682,797	538,092	144,705	27
Network development services	14,389	9,964	4,425	44%

Domestic rental and management segment operating profit for the three months ended June 30, 2014 increased 26% to $505.1 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (25%) and was partially offset by an increase in our domestic rental and management segment SG&A (17%).

International rental and management segment operating profit for the three months ended June 30, 2014 increased 30% to $177.7 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (26%) and was partially offset by an increase in our international rental and management segment SG&A (6%).

Network development services segment operating profit for the three months ended June 30, 2014 increased 44% to $14.4 million. The increase was primarily attributable to the increase in network development services segment gross margin (36%).

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Depreciation, amortization and accretion	$245,427	$184,608	$60,819	33%

Depreciation, amortization and accretion for the three months ended June 30, 2014 increased 33% to $245.4 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 13,545 sites since April 1, 2013, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other operating expenses	$12,757	$5,898	$6,859	116%

Other operating expenses for the three months ended June 30, 2014 increased 116% to $12.8 million. The increase was primarily attributable to an increase of $4.8 million in integration and acquisition related costs, as well as, an increase of $3.9 million in impairment charges, which included the write down to fair value of certain of our assets held-for-sale. This increase was partially offset by a decrease in losses from sale or disposal of assets.

Interest Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest expense	$146,234	100,815	$45,419	45%

Interest expense for the three months ended June 30, 2014 increased 45% to $146.2 million. The increase was primarily attributable to an increase of $5.3 billion in our average debt outstanding, which was primarily used to fund our acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.69% to 4.03%. The weighted average contractual interest rate was 4.07% at June 30, 2014.

Loss on Retirement of Long-Term Obligations

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Loss on retirement of long-term obligations	$1,284	$2,669	$(1,385)	(52)%

During the three months ended June 30, 2014 and 2013, we recorded a loss on retirement of long-term obligations of $1.3 million and $2.7 million, respectively. During the three months ended June 30, 2014, we repaid the notes assumed in connection with the acquisition of entities holding a portfolio of communications sites from Richland Properties LLC and other related entities (“Richland”) and paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment. During the three months ended June 30, 2013, we recorded $2.7 million of loss related to the acceleration of the remaining deferred financing costs associated with our $1.0 billion unsecured revolving credit facility entered into in April 2011 (the “2011 Credit Facility”), which was terminated in June 2013.

Other Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other expense	$16,463	$141,660	$(125,197)	(88)%

During the three months ended June 30, 2014, other expense was $16.5 million, which reflected $23.6 million of unrealized foreign currency losses, as compared to $142.9 million of unrealized foreign currency losses during the three months ended June 30, 2013. We record unrealized foreign currency gains or losses as a result of fluctuations in the foreign currency exchange rates primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. During the three months ended June 30, 2014, we recorded unrealized foreign currency losses of $53.2 million, of which $29.6 million was recorded in Accumulated other comprehensive income (loss) (“AOCI”) and $23.6 million was recorded in Other expense (see note 1 to the condensed consolidated financial statements included herein).

Income Tax Provision (Benefit)

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Income tax provision (benefit)	$21,802	(11,447)	$33,249	290%
Effective tax rate	9.0%	(15.8)%

The income tax provision for the three months ended June 30, 2014 was $21.8 million compared to an income tax benefit of $11.4 million for the three months ended June 30, 2013. The effective tax rate (“ETR”) for the three months ended June 30, 2014 increased to 9.0% from (15.8)%. This increase was primarily attributable to the income tax benefits of certain unrealized foreign currency losses during the three months ended June 30, 2013, as well as an increase in foreign tax expense from foreign operations during the three months ended June 30, 2014.

The ETR on income from continuing operations for the three months ended June 30, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our qualified REIT subsidiaries or other disregarded entities (“QRSs”). In addition, we are able to offset income in both our taxable REIT subsidiaries (“TRSs”) and QRSs by utilizing our net operating losses (“NOLs”), subject to specified limitations.

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$221,659	$84,113	$137,546	164%
Income tax provision (benefit)	21,802	(11,447)	33,249	290
Other expense	16,463	141,660	(125,197)	(88)
Loss on retirement of long-term obligations	1,284	2,669	(1,385)	(52)
Interest expense	146,234	100,815	45,419	45
Interest income	(2,281)	(1,412)	869	62
Other operating expenses	12,757	5,898	6,859	116
Depreciation, amortization and accretion	245,427	184,608	60,819	33
Stock-based compensation expense	18,835	17,055	1,780	10

Adjusted EBITDA	$682,180	$523,959	$158,221	30%

Net income for the three months ended June 30, 2014 increased 164% to $221.7 million primarily due to the increase in our operating profit of $149.1 million, as described above, as well as a decrease in other expense. The increase in net income was partially offset by increases in depreciation, amortization and accretion expense, interest expense and income tax provision.

Adjusted EBITDA for the three months ended June 30, 2014 increased 30% to $682.2 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin of $155.2 million, as well as a decrease in SG&A of $3.0 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$221,659	$84,113	$137,546	164%
Real estate related depreciation, amortization and accretion	219,171	160,610	58,561	36
Losses from sale or disposal of real estate and real estate related impairment charges	559	2,401	(1,842)	(77)
Dividends declared on preferred stock	(4,375)	—	4,375	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	6,965	8,813	(1,848)	(21)

NAREIT FFO	$443,979	$255,937	$188,042	73%
Straight-line revenue	(33,148)	(34,442)	(1,294)	(4)
Straight-line expense	7,872	7,911	(39)	—
Stock-based compensation expense	18,835	17,055	1,780	10
Non-cash portion of tax provision (benefit)	5,120	(15,057)	20,177	134
Non-real estate related depreciation, amortization and accretion	26,256	23,998	2,258	9
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	3,176	7,395	(4,219)	(57)
Other expense (1)	16,463	141,660	(125,197)	(88)
Loss on retirement of long-term obligations	1,284	2,669	(1,385)	(52)
Other operating expenses (2)	12,198	3,497	8,701	249
Capital improvement capital expenditures	(17,225)	(26,442)	(9,217)	(35)
Corporate capital expenditures	(3,939)	(9,157)	(5,218)	(57)
Adjustments for unconsolidated affiliates and noncontrolling interest	(6,965)	(8,813)	(1,848)	(21)

AFFO	$473,906	$366,211	$107,695	29%

(1)	Primarily includes unrealized losses on foreign currency exchange rate fluctuations.
(2)	Primarily includes acquisition related costs, impairment charges and integration costs.

NAREIT FFO for the three months ended June 30, 2014 was $444.0 million as compared to NAREIT FFO of $255.9 million for the three months ended June 30, 2013. AFFO for the three months ended June 30, 2014 increased 29% to $473.9 million as compared to $366.2 million for the three months ended June 30, 2013. AFFO growth was primarily attributable to the increase in our operating profit and a decrease in capital improvement and corporate capital expenditures, partially offset by an increase in cash paid for interest and cash paid for taxes.

Six Months Ended June 30, 2014 and 2013 (in thousands, except percentages)

Revenue

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$1,295,522	$1,036,719	$258,803	25%
International	670,359	529,913	140,446	27

Total rental and management	1,965,881	1,566,632	399,249	25
Network development services	49,665	44,926	4,739	11

Total revenues	$2,015,546	$1,611,558	$403,988	25%

Total revenues for the six months ended June 30, 2014 increased 25% to $2,015.5 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 14,915 new sites that we have constructed or acquired since January 1, 2013. Approximately $169.0 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue for the six months ended June 30, 2014 increased 25% to $1,295.5 million. This growth was comprised of:

•

Revenue growth of approximately 15% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites in connection with our acquisition of MIPT;

•

Revenue growth from legacy sites of approximately 9%, including approximately 7% from new tenant leases and amendments to existing tenant leases, and less than 1% from accelerated revenue recognition under a multi-year equipment agreement with a major tenant. In addition, approximately 1% of the revenue growth on our legacy sites was attributable to contractual rent escalations, net of tenant lease cancellations;

•

Revenue growth from new sites (excluding MIPT) of approximately 2%, resulting from the construction or acquisition of approximately 880 new sites, as well as land interests under third-party sites since January 1, 2013; and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the six months ended June 30, 2014 increased 27% to $670.4 million. This growth was comprised of:

•	Revenue growth from new sites (excluding MIPT) of approximately 21%, resulting from the construction or acquisition of approximately 8,665 new sites since January 1, 2013;

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

•

A decrease of approximately 13% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in BRL, approximately 4% related to fluctuations in GHS and approximately 2% related to fluctuations in INR.

Network development services segment revenue for the six months ended June 30, 2014 increased 11% to $49.7 million. The increase was primarily due to increased revenue from structural engineering services, partially offset by a decline in zoning, permitting and site acquisition projects for one of our major customers during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Gross Margin

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$1,047,673	$849,678	$197,995	23%
International	410,161	335,074	75,087	22

Total rental and management	1,457,834	1,184,752	273,082	23
Network development services	30,882	27,304	3,578	13%

Domestic rental and management segment gross margin for the six months ended June 30, 2014 increased 23% to $1,047.7 million. This growth was comprised of:

•

Gross margin growth of approximately 14% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites, in connection with our acquisition of MIPT;

•	Gross margin growth from legacy sites of approximately 10%, primarily associated with the increase in revenue, as described above;

•

Gross margin growth from new sites (excluding MIPT) of approximately 1%, resulting from the construction or acquisition of approximately 880 new sites, as well as land interests under third-party sites since January 1, 2013; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

International rental and management segment gross margin for the six months ended June 30, 2014 increased 22% to $410.2 million. This growth was comprised of:

•	Gross margin growth from new sites (excluding MIPT) of approximately 16%, resulting from the construction or acquisition of approximately 8,665 new sites since January 1, 2013;

•	Gross margin growth from legacy sites of approximately 14%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth of approximately 3% from the impact of straight-line lease accounting;

•	Gross margin growth of over 1% attributable to the addition of approximately 510 sites in Costa Rica and Panama in connection with our acquisition of MIPT; and

•

A decrease of approximately 12% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in BRL, approximately 3% related to fluctuations in GHS and less than 2% related to fluctuations in MXN.

Network development services segment gross margin for the six months ended June 30, 2014 increased 13% to $30.9 million. The increase was primarily attributable to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$55,722	$47,141	$8,581	18%
International	63,688	62,025	1,663	3

Total rental and management	119,410	109,166	10,244	9
Network development services	4,856	5,225	(369)	(7)
Other	84,262	86,565	(2,303)	(3)

Total selling, general, administrative and development expense	$208,528	$200,956	$7,572	4%

Total SG&A for the six months ended June 30, 2014 increased 4% to $208.5 million. The increase was primarily attributable to an increase in our domestic and international rental and management segments, partially offset by a decrease in other SG&A.

Domestic rental and management segment SG&A for the six months ended June 30, 2014 increased 18% to $55.7 million. The increase was primarily driven by increasing personnel costs to support our business, including additional costs associated with the acquisition of MIPT.

International rental and management segment SG&A for the six months ended June 30, 2014 increased 3% to $63.7 million. The increase was primarily due to the impact of increased personnel costs to support our business, partially offset by the impact of foreign currency fluctuations, as well as the reversal of bad debt expense for amounts previously reserved.

Network development services segment SG&A for the six months ended June 30, 2014 decreased 7% to $4.9 million primarily due to a decrease in personnel expense.

Other SG&A for the six months ended June 30, 2014 decreased 3% to $84.3 million primarily due to a $7.5 million decrease in corporate SG&A, partially offset by an increase of $5.2 million related to stock-based compensation expense. The decrease in corporate SG&A was primarily related to a reduction in legal expenses of $10.2 million, including the recovery of expenses during the six months ended June 30, 2014, and the reversal of a $2.8 million reserve associated with a non-recurring state tax item. The decrease in corporate SG&A was offset primarily by an increase in personnel costs to support our business.

Operating Profit

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$991,951	$802,537	$189,414	24%
International	346,473	273,049	73,424	27

Total rental and management	1,338,424	1,075,586	262,838	24
Network development services	26,026	22,079	3,947	18%

Domestic rental and management segment operating profit for the six months ended June 30, 2014 increased 24% to $992.0 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (23%) and was partially offset by an increase in our domestic rental and management segment SG&A (18%).

International rental and management segment operating profit for the six months ended June 30, 2014 increased 27% to $346.5 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (22%) and was partially offset by an increase in our international rental and management segment SG&A (3%).

Network development services segment operating profit for the six months ended June 30, 2014 increased 18% to $26.0 million. The increase was primarily attributable to the increase in network development services segment gross margin (13%) and by a decrease in our network development services segment SG&A (7%).

Depreciation, Amortization and Accretion

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Depreciation, amortization and accretion	$491,190	$370,412	$120,778	33%

Depreciation, amortization and accretion for the six months ended June 30, 2014 increased 33% to $491.2 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 14,915 sites since January 1, 2013, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other operating expenses	$26,648	$20,217	$6,431	32%

Other operating expenses for the six months ended June 30, 2014 increased 32% to $26.6 million. The increase was primarily attributable to an increase of $3.8 million in impairment charges, which included the write down to fair value of certain of our assets held-for-sale, and a net increase of $3.4 million in integration and acquisition related costs.

Interest Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest expense	$289,541	212,581	$76,960	36%

Interest expense for the six months ended June 30, 2014 increased 36% to $289.5 million. The increase was primarily attributable to an increase of $5.5 billion in our average debt outstanding, which was primarily used to fund our acquisitions, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.70% to 3.99%.

Loss on Retirement of Long-Term Obligations

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Loss on retirement of long-term obligations	$1,522	$37,967	$(36,445)	(96)%

During the six months ended June 30, 2014 and 2013, we recorded a loss on retirement of long-term obligations of $1.5 million and $38.0 million, respectively. During the six months ended June 30, 2014, we repaid the notes assumed in connection with the acquisition from Richland and paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment. During the six months ended June 30, 2013, we recorded a loss of $35.3 million as we repaid the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the securitization transaction completed in May 2007 and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, during the six months ended June 30, 2013, we recorded a loss of $2.7 million related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility, which was terminated in June 2013.

Other Expense

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other expense	$20,206	$119,369	$(99,163)	(83)%

During the six months ended June 30, 2014, other expense was $20.2 million, which reflected $25.6 million of unrealized foreign currency losses, as compared to $120.8 million of unrealized foreign currency losses during the six months ended June 30, 2013. During the six months ended June 30, 2014, we recorded unrealized foreign currency losses of $68.7 million, of which $43.1 million was recorded in AOCI and $25.6 million was recorded in Other expense.

Income Tax Provision

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Income tax provision	$39,451	7,775	$31,676	407%
Effective tax rate	8.7%	3.1%

The income tax provision for the six months ended June 30, 2014 and 2013 was $39.5 million and $7.8 million, respectively. The ETR for the six months ended June 30, 2014 increased to 8.7% from 3.1%. This increase was primarily attributable to income tax benefits of certain unrealized foreign currency losses during the six months ended June 30, 2013, as well as an increase in foreign tax expense from our foreign operations for six months ended June 30, 2014.

The ETR on income from continuing operations for the six months ended June 30, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our QRSs. In addition, we are able to offset income in both our TRSs and QRSs by utilizing our NOLs, subject to specified limitations.

Net Income/Adjusted EBITDA

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$414,972	$245,061	$169,911	69%
Income tax provision	39,451	7,775	31,676	407
Other expense	20,206	119,369	(99,163)	(83)
Loss on retirement of long-term obligations	1,522	37,967	(36,445)	(96)
Interest expense	289,541	212,581	76,960	36
Interest income	(4,299)	(3,126)	1,173	38
Other operating expenses	26,648	20,217	6,431	32
Depreciation, amortization and accretion	491,190	370,412	120,778	33
Stock-based compensation expense	43,439	38,097	5,342	14

Adjusted EBITDA	$1,322,670	$1,048,353	$274,317	26%

Net income for the six months ended June 30, 2014 increased 69% to $415.0 million primarily due to the increase in our operating profit of $266.8 million, as described above, as well as a decrease in other expense and loss on retirement of long-term obligations. The increase in net income was partially offset by increases in depreciation, amortization and accretion expense, interest expense and income tax provision.

Adjusted EBITDA for the six months ended June 30, 2014 increased 26% to $1,322.7 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin of $276.7 million, and was partially offset by an increase in SG&A of $2.3 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$414,972	$245,061	$169,911	69%
Real estate related depreciation, amortization and accretion	436,189	324,352	111,837	34
Losses from sale or disposal of real estate and real estate related impairment charges	2,229	2,670	(441)	(17)
Dividends declared on preferred stock	(4,375)	—	4,375	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	9,411	11,643	(2,232)	(19)

NAREIT FFO	$858,426	$583,726	$274,700	47%
Straight-line revenue	(64,378)	(68,682)	(4,304)	(6)
Straight-line expense	17,350	15,026	2,324	15
Stock-based compensation expense	43,439	38,097	5,342	14
Non-cash portion of tax provision (benefit)	3,675	(9,378)	13,053	139
Non-real estate related depreciation, amortization and accretion	55,001	46,060	8,941	19
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	6,593	14,922	(8,329)	(56)
Other expense (1)	20,206	119,369	(99,163)	(83)
Loss on retirement of long-term obligations	1,522	37,967	(36,445)	(96)
Other operating expenses (2)	24,419	17,547	6,872	39
Capital improvement capital expenditures	(34,456)	(42,324)	(7,868)	(19)
Corporate capital expenditures	(9,162)	(16,675)	(7,513)	(45)
Adjustments for unconsolidated affiliates and noncontrolling interest	(9,411)	(11,643)	(2,232)	(19)

AFFO	$913,224	$724,012	$189,212	26%

(1)	Primarily includes unrealized losses on foreign currency exchange rate fluctuations.
(2)	Primarily includes acquisition related costs, integration costs and impairment charges.

NAREIT FFO for the six months ended June 30, 2014 was $858.4 million as compared to NAREIT FFO of $583.7 million for the six months ended June 30, 2013. AFFO for the six months ended June 30, 2014 increased 26% to $913.2 million as compared to $724.0 million for the six months ended June 30, 2013. AFFO growth was primarily attributable to the increase in our operating profit and a decrease in capital improvement and corporate capital expenditures, partially offset by an increase in cash paid for interest and cash paid for taxes.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2014 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of June 30, 2014, we had approximately $3.5 billion of total liquidity, comprised of approximately $0.3 billion in cash and cash equivalents and the ability to borrow up to $3.2 billion, net of any outstanding letters of credit, under our $2.0 billion multi-currency senior unsecured revolving credit facility entered into in June 2013 (the “2013 Credit Facility”), our $1.0 billion senior unsecured revolving credit facility entered into in January 2012 (the “2012 Credit Facility”) and our $1.0 billion senior unsecured revolving credit facility entered into in September 2013 (the “Short-Term Credit Facility”).

Summary cash flow information for the six months ended June 30, 2014 and 2013 is set forth below (in thousands).

	Six months ended June 30,
	2014	2013
Net cash provided by (used for):
Operating activities	$1,072,382	$784,521
Investing activities	(836,805)	(601,774)
Financing activities	(249,232)	(94,860)
Net effect of changes in exchange rates on cash and cash equivalents	3,038	(8,058)

Net (decrease) increase in cash and cash equivalents	$(10,617)	$79,829

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations, and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our REIT qualification under the Internal Revenue Code of 1986, as amended (the “Code”), and fund our stock repurchase program. We may also repurchase our existing indebtedness from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.

As of June 30, 2014, we had total outstanding indebtedness of approximately $14.0 billion, with a current portion of $1.2 billion. During the six months ended June 30, 2014, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the next 12 months, together with our borrowing capacity under our credit facilities, will be sufficient to fund our REIT distribution requirements, 5.25% Mandatory Convertible Preferred Stock, Series A (the “Mandatory Convertible Preferred Stock”) dividend payments, capital expenditures, debt service (interest and principal repayments) obligations and pending acquisitions for the next 12 months. As of June 30, 2014, we had approximately $171.1 million of cash and cash equivalents held by our foreign subsidiaries, of which $61.4 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

For the six months ended June 30, 2014, cash provided by operating activities was $1,072.4 million, an increase of $287.9 million as compared to the six months ended June 30, 2013. This increase was primarily due to an increase in the operating profit of our rental and management segments and cash provided by working capital as compared to the six months ended June 30, 2013, partially offset by an increase in cash paid for interest. Working capital was positively impacted by the receipt of capital contributions from tenants and a value added tax refund, partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

For the six months ended June 30, 2014, cash used for investing activities was $836.8 million, an increase of $235.0 million as compared to the six months ended June 30, 2013.

Our significant investing transactions during the six months ended June 30, 2014 included the following:

•

We spent $466.2 million for purchases of property and equipment and construction activities, including (i) $266.6 million of capital expenditures for discretionary capital projects, including for the completion of the construction of approximately 1,325 communications sites and the installation of approximately 460 shared generators domestically, (ii) $67.7 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $43.6 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $78.7 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $9.6 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

•

We spent $315.5 million for the acquisition of communications sites in Brazil, Mexico and the United States, as well as obligations related to sites acquired during the year ended December 31, 2013 in Brazil, South Africa and the United States.

We plan to continue to allocate our available capital, after our REIT distribution requirements and Mandatory Convertible Preferred Stock dividend payments, among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2014 total capital expenditures will be between approximately $925 million and $1,025 million, including (i) between $115 million and $125 million for capital improvements and corporate capital expenditures, (ii) between $35 million and $45 million for start-up capital projects, (iii) between $180 million and $190 million for the redevelopment of existing communications sites, (iv) between $115 million and $125 million for ground lease purchases and (v) between $480 million and $540 million for other discretionary capital projects, including the construction of approximately 2,250 to 2,750 new communications sites.

Cash Flows from Financing Activities

For the six months ended June 30, 2014, cash used for financing activities was $249.2 million, as compared to $94.9 million during the six months ended June 30, 2013.

Our significant financing transactions during the six months ended June 30, 2014 included (x) the completion of a registered public offering through a reopening of our 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million and 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million, (y) a registered public offering of 6,000,000 shares of our Mandatory Convertible Preferred Stock and (z) borrowings of $360.0 million under the 2013 Credit Facility and the repayment of (i) $1.4 billion under the 2013 Credit Facility, (ii) $196.5 million of secured debt assumed in connection with the acquisition from Richland, (iii) $88.0 million under the 2012 Credit Facility, (iv) 1.1 billion MXN (approximately $80.4 million on the date of repayment) under the 5.2 billion MXN denominated unsecured bridge loan entered into by one of our Mexican subsidiaries (the “Mexican Loan”) and (v) $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”).

Mandatory Convertible Preferred Stock Offering. On May 12, 2014, we completed a registered public offering of 6,000,000 shares of our Mandatory Convertible Preferred Stock. The net proceeds of the offering were $582.9 million after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund recent acquisitions, including the Richland Acquisition, initially funded by indebtedness incurred under the 2013 Credit Facility.

Unless converted earlier, each share of the Mandatory Convertible Preferred Stock will automatically convert on May 15, 2017, into between 0.9174 and 1.1468 shares of common stock, depending on the applicable market value of the common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to May 15, 2017, holders of the Mandatory Convertible Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 5.25% on the liquidation preference of $100.00 per share, on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2014 to, and including, May 15, 2017. We may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Mandatory Convertible Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Mandatory Convertible Preferred Stock for all prior dividend periods, no dividends may be declared or paid on our common stock.

Costa Rica Loan. In connection with our acquisition of MIPT, we assumed $32.6 million of secured debt under the Costa Rica Loan, which we repaid in full in February 2014.

Colombian Bridge Loans. In connection with the acquisition of communications sites in Colombia, one of our Colombian subsidiaries entered into six Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount of 108.0 billion COP (approximately $57.4 million). As of June 30, 2014, the interest rate was 7.86% and the maturity date of the loans was July 31, 2014. In July 2014, the maturity date of the loans was extended to August 31, 2014.

Mexican Loan. In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of our Mexican subsidiaries entered into the Mexican Loan and subsequently borrowed approximately 4.9 billion MXN (approximately $374.7 million at the date of borrowing). The Mexican subsidiary’s ability to draw down the remaining 0.3 billion MXN under the Mexican Loan expired in February 2014. During the six months ended June 30, 2014, the Mexican subsidiary repaid 1.1 billion MXN (approximately $80.4 million on the date of repayment) of the outstanding indebtedness with cash on hand. As of June 30, 2014, we had 3.9 billion MXN (approximately $298.6 million) outstanding under the Mexican Loan.

Colombian Loan. In connection with the establishment of our joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., our majority owned subsidiary, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The portion of the Colombian Loan made by the ATC Colombian Subsidiary is eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary is reported as outstanding debt. During the six months ended June 30, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, which was subsequently converted from debt to equity, and the balance as of June 30, 2014 was $35.1 million. In July 2014, we purchased Millicom’s interest in the joint venture and the Colombian Loan using proceeds from borrowings under the 2013 Credit Facility.

Richland Notes. In connection with the acquisition from Richland, we assumed approximately $196.5 million of secured debt (the “Richland Notes”), which we repaid in full in June 2014.

2012 Credit Facility. During the six months ended June 30, 2014, we repaid $88.0 million of outstanding indebtedness under the 2012 Credit Facility with net proceeds from a registered public offering of reopened 3.40% Notes and reopened 5.00% Notes. As of June 30, 2014, we had no amounts outstanding under the 2012 Credit Facility and $7.5 million of undrawn letters of credit. We maintain the ability to draw down and repay amounts under the 2012 Credit Facility in the ordinary course.

The 2012 Credit Facility matures on January 31, 2017, does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that we would incur (should we choose LIBOR) on borrowings is 1.625%, and the current commitment fee on the undrawn portion of the 2012 Credit Facility is 0.225%.

2013 Credit Facility. During the six months ended June 30, 2014, we repaid $1.4 billion of outstanding indebtedness under the 2013 Credit Facility using (i) proceeds from the reopened 3.40% Notes and reopened 5.00% Notes, (ii) proceeds from the issuance of the Mandatory Convertible Preferred Stock and (iii) cash on hand. During the six months ended June 30, 2014, we borrowed an additional $360.0 million under the 2013 Credit Facility, which was primarily used to fund recent acquisitions, including the acquisition from Richland, and the repayment of the Richland Notes.

As of June 30, 2014, we had $783.0 million outstanding under the 2013 Credit Facility and $3.2 million of undrawn letters of credit. In July 2014, we borrowed a net amount of $140.0 million under the 2013 Credit Facility, a portion of which we used to purchase Millicom’s interest in the Colombian joint venture and the Colombian Loan. The 2013 Credit Facility includes an expansion option allowing us to request additional commitments of up to $750.0 million, including in the form of a term loan. We maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

The 2013 Credit Facility matures on June 28, 2018 and includes two one-year renewal periods at our option. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over LIBOR that we incur on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

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

The Short-Term Credit Facility matures on September 19, 2014. The current margin over LIBOR that we would incur (should we choose LIBOR) on borrowings is 1.250%, and the current commitment fee on the undrawn portion is 0.150%. As of June 30, 2014, we had no amounts outstanding under the Short-Term Credit Facility and maintain the ability to draw down and repay amounts under the Short-Term Credit Facility in the ordinary course.

2013 Term Loan. On October 29, 2013, we entered into a $1.5 billion unsecured term loan (the “2013 Term Loan”), which includes an expansion option allowing us to request additional commitments of up to $500.0 million. The 2013 Term Loan matures on January 3, 2019, and the current interest rate is LIBOR plus 1.250%.

Senior Notes Offering. On January 10, 2014, we completed a registered public offering of reopened 3.40% Notes and reopened 5.00% Notes in aggregate principal amounts of $250.0 million and $500.0 million, respectively. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As a result, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes is $1.0 billion.

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

The 3.40% Notes mature on February 15, 2019 and bear interest at a rate of 3.40% per annum. The 5.00% Notes mature on February 15, 2024 and bear interest at a rate of 5.00% per annum. Accrued and unpaid interest on the 3.40% Notes and the 5.00% Notes is payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2014. Interest on the 3.40% Notes and the 5.00% Notes accrues from August 19, 2013 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. During the six months ended June 30, 2014, we received an aggregate of $30.7 million in proceeds upon exercises of stock options and from our employee stock purchase plan.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.1 billion to our stockholders, which is typically taxed as ordinary income.

The amount, timing and frequency of future distributions, however, will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant. See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Dividends” for discussion of the factors considered.

During the six months ended June 30, 2014, we declared an aggregate of $261.2 million in regular cash distributions to our common stockholders, which included our second quarter distribution of $0.34 per share (approximately $134.6 million) to common stockholders of record at the close of business on June 17, 2014. During the six months ended June 30, 2014, we declared a dividend of $1.3563 per share, or approximately $8.1 million in the aggregate, payable on August 15, 2014 to preferred stockholders of record at the close of business on August 1, 2014.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of June 30, 2014, the amount accrued for distributions payable related to unvested restricted stock units was $2.3 million. During the six months ended June 30, 2014, we paid $0.6 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations, reflecting discounts and premiums, as of June 30, 2014 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (1)	1,300,000	March 15, 2023
GTP Notes (2)	1,526,470	Various
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (3)	204,559	Various
Colombian bridge loans (4)	57,418	July 31, 2014
Mexican Loan (5)	298,575	May 1, 2015
Ghana loan (6)	158,327	May 4, 2016
Uganda loan (6)	69,004	June 29, 2019
South African facility (7)	84,852	March 31, 2020
Colombian long-term credit facility (8)	71,399	November 30, 2020
Colombian Loan (6)(9)	35,095	February 22, 2022
Indian working capital facility	—	—
Other debt, including capital lease obligations	82,174	Various

Total American Tower subsidiary debt	4,387,873

American Tower Corporation debt:
2012 Credit Facility	—	January 31, 2017
2013 Credit Facility	783,000	June 28, 2018
Short-Term Credit Facility	—	September 19, 2014
2013 Term Loan	1,500,000	January 3, 2019
4.625% senior notes	599,875	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
4.50% senior notes	999,575	January 15, 2018
3.40% Notes	1,006,137	February 15, 2019
7.25% senior notes	296,999	May 15, 2019
5.05% senior notes	699,454	September 1, 2020
5.90% senior notes	499,444	November 1, 2021
4.70% senior notes	698,928	March 15, 2022
3.50% senior notes	992,872	January 31, 2023
5.00% Notes	1,011,306	February 15, 2024

Total American Tower Corporation debt	9,587,590

Total	$13,975,463

(1)	Issued in our March 2013 securitization transaction (the “Securitization”). Maturity date is the anticipated repayment date.
(2)	In connection with our acquisition of MIPT, we assumed approximately $1.49 billion principal amount of existing indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of GTP in several securitization transactions (the “GTP Notes”). Anticipated repayment dates begin February 15, 2015.
(3)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”). Anticipated repayment dates begin April 15, 2017.
(4)	Denominated in COP. In July 2014, the maturity date of the loans was extended to August 31, 2014. The maturity date for the Colombian bridge loans may be extended from time to time.
(5)	Denominated in MXN.
(6)	Denominated in U.S. Dollars.
(7)	Denominated in South African Rand (ZAR) and amortizes through March 31, 2020.
(8)	Denominated in COP and amortizes through November 30, 2020.
(9)	In July 2014, we purchased Millicom’s interest in the Colombian Loan.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified $33.2 million as Other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2014. We also classified $34.8 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2014.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2012 Credit Facility, the 2013 Credit Facility, the Short-Term Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage, senior secured leverage and interest coverage, as set forth below. As of June 30, 2014, we were in compliance with each of these covenants.

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.50 to 1.00 through September 30, 2014, and of 6.00 to 1.00 thereafter. Based on our financial performance for the 12 months ended June 30, 2014, we could incur approximately $3.0 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $462 million and we would still remain in compliance with this ratio.

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt (as defined in the loan agreements) to Adjusted EBITDA of 3.00 to 1.00. Based on our financial performance for the 12 months ended June 30, 2014, we could incur approximately $4.0 billion of additional Senior Secured Debt and still remain in compliance with the current ratio (effectively, however, this ratio would be limited to approximately $3.0 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.3 billion and we would still remain in compliance with the current ratio.

Interest Coverage Ratio: In the event our debt ratings fall below investment grade, we will be required to maintain a ratio of Adjusted EBITDA to Interest Expense (as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended June 30, 2014, our interest expense, which was $508 million for that period, could increase by approximately $516 million and we would still remain in compliance with this ratio. In addition, if our interest expense does not change materially from current levels, our revenues could decrease by approximately $1.3 billion and we would still remain in compliance with this ratio.

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

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan relating to the Securitization (the “Loan”) or the GTP Notes (as applicable), which must be deposited, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the assets securing the Loan or the GTP Notes are released to the Borrowers or the applicable GTP Issuer, which can then be distributed to, and used by, us. During the six months ended June 30, 2014, the Borrowers distributed excess cash to us of $369.8 million. During the six months ended June 30, 2014, the GTP Issuers distributed excess cash to us of $91.2 million.

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

Consequently, a failure to meet the noted DSCR tests could prevent the Borrowers or GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements, make Mandatory Convertible Preferred Stock dividend payments and fund our stock repurchase program. If the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the 5,195 wireless and broadcast communications towers that secure the Loan (the “Secured Towers”), in which case we could lose the Secured Towers and the revenue associated with the towers. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of an aggregate of 3,979 sites and 1,320 property interests owned by subsidiaries of the GTP Issuers and other related assets that secure the GTP Notes (the “GTP Secured Towers”) securing such series, in which case we could lose the GTP Secured Towers and the revenue associated with those assets.

As of June 30, 2014, the Borrowers’ DSCR was 10.24x. Based on the Borrowers’ net cash flow for the calendar quarter ended June 30, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Loan, the Borrowers could endure a reduction of approximately $430 million in net cash flow before triggering the Cash Trap DSCR, and approximately $437 million in net cash flow before triggering the Minimum DSCR. As of June 30, 2014, the DSCR of GTP Towers, GTP Partners and GTP Cellular Sites were 3.64x, 2.83x, and 2.49x, respectively. Based on the net cash flow of GTP Towers, GTP Partners and GTP Cellular Sites for the calendar quarter ended June 30, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the applicable series of GTP Notes, GTP Towers, GTP Partners and GTP Cellular Sites could endure a reduction of approximately $30.5 million, $66.5 million and $15.8 million, respectively, in net cash flow before triggering the Cash Trap DSCR, and approximately $32.5 million, $73.0 million and $17.7 million, respectively, in net cash flow before triggering the Minimum DSCR.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and fund our stock repurchase program, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements, pay Mandatory Convertible Preferred Stock dividends, refinance our existing indebtedness or fund our stock repurchase program.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting Standards Updates

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on reporting discontinued operations. Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held-for-sale that have not been reported in financial statements previously issued or available for issuance. We adopted this guidance during the six months ended June 30, 2014, and the adoption did not have a material effect on our financial statements.

In May 2014, the FASB issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP. The amendment will become effective on January 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. We are evaluating the impact this standard will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of June 30, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in thousands, except percentages).

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$64,235	$859,392	$883,221	$664,464	$1,748,713	$6,897,464	$11,117,489	$11,733,565
Average Interest Rate (a)	7.71%	4.79%	5.74%	6.38%	3.44%	4.42%
Variable Rate Debt (b)	$3,482	$311,722	$24,345	$27,568	$815,050	$1,624,663	$2,806,830	$2,792,457
Average Interest Rate (b)(c)	9.53%	4.29%	9.39%	9.39%	1.71%	1.86%

Interest Rate Swaps	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Notional Amount	$1,853	$7,357	$14,776	$16,757	$19,901	$35,878	$96,522	$(509)
Fixed Rate Debt Rate (d)							10.79%

(a)	Fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); Unison Notes acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of June 30, 2014 was $204.6 million); GTP Notes acquired in connection with our acquisition of MIPT ($1.5 billion principal amount due at maturity, the balance as of June 30, 2014 was $1.5 billion); the 3.40% Notes ($1.0 billion principal amount due at maturity, the balance as of June 30, 2014 was $1.0 billion); the 5.00% Notes ($1.0 billion principal amount due at maturity, the balance as of June 30, 2014 was $1.0 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of June 30, 2014 was $297.0 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of June 30, 2014 was $599.9 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of June 30, 2014 was $699.5 million); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of June 30, 2014 was $1.0 billion); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of June 30, 2014 was $499.4 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of June 30, 2014 was $698.9 million); the 3.50% senior notes due 2023 ($1.0 billion principal amount due at maturity, the balance as of June 30, 2014 was $1.0 billion); and other debt of $333.0 million (including the Colombian bridge loans, Colombian Loan, Ghana loan and other debt including capital leases).
(b)	Variable rate debt included the 2013 Credit Facility ($783.0 million), which matures on June 28, 2018 and the 2013 Term Loan ($1.5 billion), which matures on January 3, 2019. Variable rate debt also included $84.9 million of indebtedness outstanding under the South African facility, which amortizes through March 31, 2020, $69.0 million of indebtedness under the Uganda loan, which matures on June 29, 2019, $71.4 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020 and $298.6 million of indebtedness under the Mexican Loan, which matures on May 1, 2015. Interest on the 2013 Credit Facility and the 2013 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The interest rate in effect at June 30, 2014 for the 2013 Credit Facility and the 2013 Term Loan was 1.40%. For the six months ended June 30, 2014, the weighted average interest rate under the 2012 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan was 1.42%. Interest on the South African facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at June 30, 2014, after giving effect to our interest rate swap agreements in South Africa, was 10.19%. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda loan accrued interest at 5.84% at June 30, 2014. Interest on the Colombian long-term credit facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at June 30, 2014, after giving effect to our interest rate swap agreement in Colombia, was 10.37%. Interest on the Mexican Loan is payable in accordance with the applicable Equilibrium Interbank Interest Rate plus margin (as defined). The Mexican Loan accrued interest at 4.06% at June 30, 2014.
(c)	Based on rates effective as of June 30, 2014.
(d)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $96.5 million, interest rates ranging from 5.78% to 7.83% and expiration dates through November 30, 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2014, was comprised of $783.0 million under the 2013 Credit Facility, $1,500.0 million under the 2013 Term Loan, $298.6 million under the Mexican Loan, $69.0 million under the Uganda loan, $41.9 million under the South African facility after giving effect to our interest rate swap agreements and $17.8 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreement. A 10% increase in current interest rates would result in an additional $2.7 million of interest expense for the six months ended June 30, 2014.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations. For the six months ended June 30, 2014, approximately 33% of our revenues and approximately 40% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2014. As of June 30, 2014, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of June 30, 2014, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $17.4 million of unrealized gains or losses that would be included in Other expense in our condensed consolidated statements of operations for the six months ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at MIPT for the year ended December 31, 2013. We consider the acquisition of MIPT material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of MIPT into our internal control structure.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were involved in several lawsuits against TriStar Investors LLP and its affiliates (“TriStar”) in various states regarding single tower sites where TriStar had taken land interests under our owned or managed sites and we believe TriStar induced the landowner to breach obligations to us. In addition, on February 16, 2012, TriStar brought a federal action against us in the United States District Court for the Northern District of Texas (the “District Court”), in which TriStar principally alleged that we made misrepresentations to landowners when competing with TriStar for land under our owned or managed sites. On January 22, 2013, we filed an amended answer and counterclaim against TriStar and certain of its employees, denying Tristar’s claims and asserting that TriStar engaged in a pattern of unlawful activity, including: (i) entering into agreements not to compete for land under certain towers; and (ii) making widespread misrepresentations to landowners regarding both TriStar and us. Both parties sought injunctive relief that would prohibit the other party from making certain statements when interacting with landowners, as well as significant damages. On April 3, 2014, the District Court ruled on the parties’ cross-motions for summary judgment, permitting both parties’ claims of misrepresentation to proceed to trial, as well as related state law actions, and dismissing certain of the parties’ other claims. Pursuant to a Settlement Agreement dated July 9, 2014, all pending state and federal actions between TriStar and us were dismissed with prejudice and without payment of damages.

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

Extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites or without compensation to us may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant. In addition, significant consolidation among our tenants may materially adversely affect our growth and revenues. For example, in the United States, recently combined companies have either rationalized or announced plans to rationalize duplicative parts of their networks, which may result in the decommissioning of certain equipment on our communications sites. We would expect a similar outcome in certain other countries where we do business if consolidation of certain tenants occurs. In addition, certain combined companies have modernized or are currently modernizing their networks, and these and other tenants could determine not to renew leases with us as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively. Zoning authorities and community organizations are often opposed to the construction in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. In certain foreign jurisdictions, there may be changes to zoning regulations or construction laws based on site location which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time, perhaps with retroactive effect. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition.

Our leverage and debt service obligations may materially and adversely affect us.

As of June 30, 2014, we had approximately $14.0 billion of consolidated debt and the ability to borrow additional amounts of approximately $3.2 billion under our credit facilities, net of any outstanding letters of credit. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, REIT distributions and Mandatory Convertible Preferred Stock dividends;

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

If we fail to pay scheduled dividends on our preferred stock, in cash or common stock, we will be prohibited from paying dividends on our common stock, which may jeopardize our status as a REIT.

The terms of our preferred stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding preferred stock for all prior dividend periods, no dividends may be declared or paid on our common stock. A failure to pay dividends on both our preferred stock and common stock might jeopardize our status as a REIT for federal income tax purposes. For more information on the terms of our preferred stock, see note 11 to our condensed consolidated financial statements included in this Quarterly Report.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the six months ended June 30, 2014, approximately 33% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•

changes to existing or new tax laws, methodologies impacting our international operations, or fees directed specifically at the ownership and operation of communications sites or our international acquisitions, which may be applied or enforced retroactively;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could retroactively be applied to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	actions restricting or revoking spectrum licenses or suspending business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or Office of Foreign Assets Control requirements;

•	material site security issues;

•	significant license surcharges;

•	increases in the cost of labor (as a result of unionization or otherwise), power and other goods and services required for our operations;

•	price setting or other similar laws for the sharing of passive infrastructure; and

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the six months ended June 30, 2014, four tenants accounted for approximately 84% of our domestic rental and management segment revenue; and five tenants accounted for approximately 58% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Additionally, due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. Sometimes our tenants face financial difficulty or file for bankruptcy. For example, NII, a U.S. corporation, recently received a going concern opinion from its auditors. NII is the ultimate parent company of certain operating subsidiaries in Brazil, Chile and Mexico, which collectively represented 6% of our consolidated revenues for the six months ended June 30, 2014. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

We may fail to realize the growth prospects and cost savings anticipated as a result of our acquisition of MIPT.

The success of the acquisition of MIPT will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of MIPT. We may never realize these business opportunities and growth prospects, or we may encounter unanticipated accounting, internal control, regulatory or compliance problems.

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

Certain of our business activities may be subject to corporate level income tax and foreign taxes, which reduce our cash flows and may create deferred and contingent tax liabilities.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 88% of the communications sites in our portfolio as of June 30, 2014 are located on land we lease pursuant to operating leases. Approximately 73% of the ground leases for these sites have a final expiration date of 2023 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

AMERICAN TOWER CORPORATION

Date: July 30, 2014	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1