Form 10-Q
period 2014-09-30
AMERICAN TOWER CORP /MA/
filed 2014-10-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014.

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

As of October 22, 2014, there were 396,462,896 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$295,613	$293,576
Restricted cash	135,237	152,916
Short-term investments	29,007	18,612
Accounts receivable, net	198,119	151,165
Prepaid and other current assets	316,164	348,266
Deferred income taxes	22,797	22,401

Total current assets	996,937	986,936

PROPERTY AND EQUIPMENT, net	7,552,110	7,178,701
GOODWILL	3,866,550	3,849,888
OTHER INTANGIBLE ASSETS, net	6,389,227	6,568,102
DEFERRED INCOME TAXES	252,993	264,277
DEFERRED RENT ASSET	1,009,958	918,847
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	528,840	509,173

TOTAL	$20,596,615	$20,275,924

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$111,001	$172,938
Accrued expenses	436,711	421,188
Distributions payable	147,685	575
Accrued interest	91,444	105,751
Current portion of long-term obligations	960,461	70,132
Unearned revenue	190,616	162,079

Total current liabilities	1,937,918	932,663

LONG-TERM OBLIGATIONS	12,973,835	14,408,146
ASSET RETIREMENT OBLIGATIONS	566,325	541,807
OTHER NON-CURRENT LIABILITIES	933,223	803,268

Total liabilities	16,411,301	16,685,884

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; 5.25% Mandatory Convertible Preferred Stock, Series A, 6,000,000 and no shares issued and outstanding, respectively	60	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 399,207,516 and 397,674,350 shares issued; and 396,397,490 and 394,864,324 shares outstanding, respectively	3,992	3,976
Additional paid-in capital	5,757,233	5,130,616
Distributions in excess of earnings	(854,579)	(1,081,467)
Accumulated other comprehensive loss	(504,339)	(311,220)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)

Total American Tower Corporation equity	4,194,627	3,534,165
Noncontrolling interest	(9,313)	55,875

Total equity	4,185,314	3,590,040

TOTAL	$20,596,615	$20,275,924

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES:
Rental and management	$1,011,119	$796,575	$2,977,000	$2,363,207
Network development services	27,069	11,305	76,734	56,231

Total operating revenues	1,038,188	807,880	3,053,734	2,419,438

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $344, $248, $1,059 and $751, respectively)	272,355	195,953	786,374	585,465
Network development services (including stock-based compensation expense of $101, $99, $343 and $440, respectively)	11,847	4,876	30,872	22,839
Depreciation, amortization and accretion	249,066	184,922	740,256	555,334
Selling, general, administrative and development expense (including stock-based compensation expense of $17,824, $14,711, $60,306 and $51,964, respectively)	108,909	97,781	317,437	298,737
Other operating expenses	11,204	15,469	37,852	35,686

Total operating expenses	653,381	499,001	1,912,791	1,498,061

OPERATING INCOME	384,807	308,879	1,140,943	921,377

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $371, $371, $1,112 and $1,113, respectively	2,661	3,544	7,918	10,673
Interest income	3,850	2,342	8,149	5,468
Interest expense	(143,212)	(106,335)	(432,753)	(318,916)
Gain (loss) on retirement of long-term obligations	2,969	—	1,447	(37,967)
Other expense (including unrealized foreign currency losses of $36,998, $30,907, $62,556 and $151,673, respectively)	(34,019)	(29,622)	(54,225)	(148,991)

Total other expense	(167,751)	(130,071)	(469,464)	(489,733)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	217,056	178,808	671,479	431,644
Income tax provision	(10,426)	(15,586)	(49,877)	(23,361)

NET INCOME	206,630	163,222	621,602	408,283
Net loss attributable to noncontrolling interest	963	16,901	22,921	43,068

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	207,593	180,123	644,523	451,351
Dividends declared on preferred stock	(7,700)	—	(12,075)	—

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$199,893	$180,123	$632,448	$451,351

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.50	$0.46	$1.60	$1.14

Diluted net income attributable to American Tower Corporation common stockholders	$0.50	$0.45	$1.58	$1.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	396,243	394,759	395,758	395,138

Diluted	400,397	398,348	399,806	399,275

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.36	$0.28	$1.02	$0.81

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$206,630	$163,222	$621,602	$408,283
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $(7), $(70), $(31) and $386, respectively	(519)	(1,334)	(856)	1,415
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $36, $58, $132 and $176, respectively	542	683	2,085	1,877
Foreign currency translation adjustments, net of taxes of $7,969, ($2,329), $8,333 and $4,254, respectively	(254,239)	(24,660)	(234,851)	(120,602)

Other comprehensive loss	(254,216)	(25,311)	(233,622)	(117,310)

Comprehensive (loss) income	(47,586)	137,911	387,980	290,973

Comprehensive loss attributable to noncontrolling interest	1,760	18,453	63,424	45,710

Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(45,826)	$156,364	$451,404	$336,683

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$621,602	$408,283
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	61,708	53,155
Depreciation, amortization and accretion	740,256	555,334
(Gain) loss on early retirement of securitized debt	(1,447)	35,288
Other non-cash items reflected in statements of operations	73,825	164,406
Increase in net deferred rent asset	(65,460)	(83,694)
Decrease (increase) in restricted cash	23,560	(62,703)
Increase in assets	(42,931)	(59,267)
Increase in liabilities	158,493	133,641

Cash provided by operating activities	1,569,606	1,144,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(723,353)	(448,249)
Payments for acquisitions, net of cash	(324,936)	(365,658)
Proceeds from sale of assets, net of cash	15,464	—
Proceeds from sale of short-term investments and other non-current assets	453,396	27,889
Payments for short-term investments	(460,686)	(50,224)
Deposits, restricted cash, investments and other	(63,295)	(122,396)

Cash used for investing activities	(1,103,410)	(958,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	—	7,544
Borrowings under credit facilities	785,000	3,507,000
Proceeds from issuance of senior notes, net	1,415,844	2,221,792
Proceeds from other long-term borrowings	3,033	27,971
Proceeds from issuance of Securities in securitization transaction, net	—	1,778,496
Repayments of notes payable, credit facilities and capital leases	(2,928,434)	(3,705,454)
Contributions from noncontrolling interest holders, net	5,446	17,584
Purchases of common stock	—	(145,012)
Proceeds from stock options and stock purchase plan	47,938	32,973
Proceeds from the issuance of preferred stock, net	583,105	—
Payment for early retirement of securitized debt	(6,767)	(29,234)
Deferred financing costs and other financing activities	(32,129)	(9,190)
Purchase of noncontrolling interest	(64,822)	—
Distributions paid on common stock	(261,913)	(209,711)
Distributions paid on preferred stock	(8,138)	—

Cash (used for) provided by financing activities	(461,837)	3,494,759

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(2,322)	(8,829)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,037	3,671,735
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	293,576	368,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$295,613	$4,040,353

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $6,642 AND $17,336, RESPECTIVELY)	$52,379	$23,172

CASH PAID FOR INTEREST	$438,404	$283,145

NON-CASH INVESTING AND FINANCING ACTIVITIES:
INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$16,070	$17,208

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$24,002	$16,199

SETTLEMENT OF ACCOUNTS RECEIVABLE RELATED TO ACQUISITIONS	$31,849	$—

CONVERSION OF THIRD-PARTY DEBT TO EQUITY	$7,750	$—

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions in Excess of Earnings	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2013	—	$—	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	—	—	1,343,555	14	—	—	82,874	—	—	—	82,888
Issuance of common stock- stock purchase plan	—	—	38,249	—	—	—	2,327	—	—	—	2,327
Treasury stock activity	—	—	—	—	(1,938,021)	(145,012)	—	—	—	—	(145,012)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	1,167	—	248	1,415
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	1,764	—	113	1,877
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(117,599)	—	(3,003)	(120,602)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(436)	(436)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	(321,024)	—	(321,024)
Net income (loss)	—	—	—	—	—	—	—	—	451,351	(43,068)	408,283

BALANCE, SEPTEMBER 30, 2013	—	$—	397,345,022	$3,973	(2,810,026)	$(207,740)	$5,097,325	$(298,015)	$(1,066,580)	$82,954	$3,611,917

BALANCE, JANUARY 1, 2014	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

Stock-based compensation related activity	—	—	1,489,577	15	—	—	90,982	—	—	—	90,997
Issuance of common stock- stock purchase plan	—	—	43,589	1	—	—	2,898	—	—	—	2,899
Issuance of preferred stock	6,000,000	60	—	—	—	—	582,599	—	—	—	582,659
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(969)	—	113	(856)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	1,941	—	144	2,085
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(194,091)	—	(40,760)	(234,851)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	13,626	13,626
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(430)	(430)
Purchase of noncontrolling interest					—	—	(49,862)			(14,960)	(64,822)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	(405,560)	—	(405,560)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(12,075)	—	(12,075)
Net income (loss)	—	—	—	—	—	—	—	—	644,523	(22,921)	621,602

BALANCE, SEPTEMBER 30, 2014	6,000,000	$60	399,207,516	$3,992	(2,810,026)	$(207,740)	$5,757,233	$(504,339)	$(854,579)	$(9,313)	$4,185,314

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business, Basis of Presentation and Accounting Policies

American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), a global, independent owner, operator and developer of wireless and broadcast communications real estate. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations and the addition of new tenants and equipment on its sites. Since January 1, 2012, the Company has been organized and has qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

The Company may, from time to time, change the election of previously designated TRSs that hold certain of its operations to be treated as QRSs, and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs. For all periods subsequent to the conversion from a TRS to a QRS, the Company includes the income from the QRS as part of its REIT taxable income for the purpose of computing the Company’s REIT distribution requirements. During the nine months ended September 30, 2014, the Company restructured certain of its German subsidiaries and certain of its domestic TRSs, which included a portion of its network development services segment and indoor DAS networks business, to be treated as QRSs. As a result, as of September 30, 2014, the Company’s QRSs include its domestic tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a portion of its network development services segment and indoor DAS networks business.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets.

Transactional gains and losses on foreign currency transactions are reflected in Other expense in the condensed consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany notes whose payment is not planned or anticipated in the foreseeable future is reflected in AOCI in the condensed consolidated balance sheets. During the three months ended September 30, 2014, the Company recorded unrealized foreign currency losses of $207.1 million, of which $170.1 million was recorded in AOCI and $37.0 million was recorded in Other expense. During the nine months ended September 30, 2014, the Company recorded unrealized foreign currency losses of $275.8 million, of which $213.2 million was recorded in AOCI and $62.6 million was recorded in Other expense.

Accounting Standards Updates—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on reporting discontinued operations. Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance during the nine months ended September 30, 2014 and the adoption did not have a material effect on the Company’s financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

2.    Prepaid and Other Current Assets

Prepaid and other current assets consists of the following as of (in thousands):

	September 30, 2014	December 31, 2013 (1)
Prepaid operating ground leases	$78,215	$96,881
Prepaid income tax	56,371	52,612
Acquisition deposit in escrow	53,040	—
Prepaid assets	32,730	34,243
Unbilled receivables	27,870	25,412
Value added tax and other consumption tax receivables	19,718	77,016
Other miscellaneous current assets	48,220	62,102

Balance	$316,164	$348,266

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2014 (1)	$3,293,899	$553,989	$2,000	$3,849,888
Additions	36,453	3,984	—	40,437
Effect of foreign currency translation	—	(20,122)	—	(20,122)
Other (2)	—	(3,641)	(12)	(3,653)

Balance as of September 30, 2014	$3,330,352	$534,210	$1,988	$3,866,550

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Other represents the goodwill associated with the Company’s operations in Panama and the Company’s third-party structural analysis business. Both businesses were sold during the three months ended September 30, 2014 (see note 7).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consist of the following as of (in thousands):

		September 30, 2014			December 31, 2013 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (2)	Up to 20	$2,389,124	$(880,732)	$1,508,392	$2,416,110	$(791,359)	$1,624,751
Acquired customer-related intangibles	15-20	6,147,123	(1,362,712)	4,784,411	6,017,875	(1,170,239)	4,847,636
Acquired licenses and other intangibles	3-20	6,747	(2,972)	3,775	6,583	(2,297)	4,286
Economic Rights, TV Azteca	70	27,879	(14,094)	13,785	28,783	(14,229)	14,554

Total		$8,570,873	$(2,260,510)	$6,310,363	$8,469,351	$(1,978,124)	$6,491,227
Deferred financing costs, net (3)	N/A			78,864			76,875

Other intangible assets, net				$6,389,227			$6,568,102

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in Interest expense rather than in Depreciation, amortization and accretion expense.

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

The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2014, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, is approximately 15 years. Amortization of intangible assets for the three and nine months ended September 30, 2014 was approximately $103.3 million and $307.5 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2013 was approximately $57.7 million and $177.9 million, respectively. Amortization expense excludes amortization of deferred financing costs, which is included in Interest expense on the condensed consolidated statements of operations. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the remaining current year and the next five subsequent years (in millions):

Fiscal Year
2014 (remaining year)	$102.4
2015	402.1
2016	399.4
2017	397.0
2018	394.9
2019	392.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Accrued Expenses

Accrued expenses consists of the following as of (in thousands):

	September 30, 2014	December 31, 2013 (1)
Accrued construction costs	$66,518	$52,446
Accrued property and real estate taxes	64,619	54,529
Payroll and related withholdings	46,516	50,843
Accrued rent	35,316	28,456
Other accrued expenses	223,742	234,914

Balance	$436,711	$421,188

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

5.    Long-Term Obligations

Current portion of long-term obligations

4.625% Senior Notes—The Company’s 4.625% senior unsecured notes mature on April 1, 2015. As a result, the aggregate principal amount of $600.0 million, net of unamortized discount of $0.1 million, is reflected in Current portion of long-term obligations in the condensed consolidated balance sheets.

Mexican Loan—In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of the Company’s Mexican subsidiaries entered into a 5.2 billion Mexican Peso (“MXN”) denominated unsecured bridge loan (the “Mexican Loan”) and subsequently borrowed approximately 4.9 billion MXN (approximately $374.7 million at the date of borrowing). The Mexican subsidiary’s ability to further draw under the Mexican Loan expired in February 2014. During the nine months ended September 30, 2014, the Mexican subsidiary repaid 1.1 billion MXN (approximately $80.4 million on the date of repayment) of the outstanding indebtedness using cash on hand. The Mexican Loan matures on May 1, 2015. As of September 30, 2014, the Company had 3.9 billion MXN (approximately $287.8 million) outstanding under the Mexican Loan, which is reflected in Current portion of long-term obligations in the condensed consolidated balance sheets.

Colombian Bridge Loans—In connection with the acquisition of communications sites in Colombia, one of the Company’s Colombian subsidiaries entered into six Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount of 108.0 billion COP (approximately $53.2 million). As of September 30, 2014, the interest rate was 7.84% and the maturity date of the loans was October 4, 2014. In October 2014, the Company repaid the bridge loans using proceeds from a new Colombian credit facility (see note 16) and cash on hand.

The remaining current portion of long-term obligations includes payments due within 12 months under (i) certain Global Tower Partners (“GTP”) notes, (ii) the South African facility, (iii) the Colombian long-term credit facility and (iv) capital leases.

Long-term obligations

Costa Rica Loan—In connection with its acquisition of MIP Tower Holdings LLC (“MIPT”), parent company of GTP, the Company assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”), which it repaid in full in February 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GTP Notes—In connection with its acquisition of MIPT, the Company assumed approximately $1.49 billion principal amount of indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of GTP in several securitization transactions. In August 2014, the Company repaid in full the aggregate principal amount outstanding of $250.0 million under the Series 2010-1 Class C Notes and the Series 2010-1 Class F Notes (together, the “Series 2010-1 Notes”) and wrote-off the unamortized premium associated with the fair value adjustment. As a result, the Company recorded a gain on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $3.0 million.

Colombian Loan—In connection with the establishment of the Company’s joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a majority owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with the Company’s wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. The portion of the Colombian Loan made by the ATC Colombian Subsidiary was eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary was reported as outstanding debt. During the nine months ended September 30, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, which was subsequently converted from debt to equity. In July 2014, the Company purchased Millicom’s interest in the joint venture and the Colombian Loan using proceeds from borrowings under the Company’s $2.0 billion multi-currency senior unsecured revolving credit facility. As a result, all amounts outstanding under the Colombian Loan are eliminated in consolidation as of September 30, 2014.

Richland Notes—In connection with its acquisition of entities holding a portfolio of communications sites from Richland Properties LLC and other related entities (“Richland”), the Company assumed approximately $196.5 million of secured debt (the “Richland Notes”) and recorded a fair value premium of $5.5 million upon acquisition. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment. As a result, the Company recorded a loss on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $1.3 million.

Short-Term Credit Facility—On September 20, 2013, the Company entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”), which matured on September 19, 2014. The Short-Term Credit Facility was undrawn at the time of maturity.

2014 Credit Facility—During the nine months ended September 30, 2014, the Company repaid $88.0 million of outstanding indebtedness under its $1.0 billion senior unsecured revolving credit facility (the “2012 Credit Facility”) using net proceeds from a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% senior unsecured notes due 2019 and $500.0 million aggregate principal amount of reopened 5.00% senior unsecured notes due 2024.

On September 19, 2014, the Company entered into an amendment and restatement of the 2012 Credit Facility (the “2014 Credit Facility”), which, among other things, (i) increased the commitments thereunder to $1.5 billion, including a $50.0 million sublimit for swingline loans and a $200.0 million sublimit for letters of credit, (ii) extended the maturity date to January 31, 2020, including up to two optional renewal periods, (iii) amended the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2014 Credit Facility) on a consolidated basis as of the last day of the most recently completed fiscal quarter, (iv) permitted indebtedness owed by certain

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s subsidiaries to its joint venture partners and (v) added an expansion feature, which allows the Company to request up to an aggregate of $500.0 million in additional commitments upon satisfaction of certain conditions.

Amounts borrowed under the 2014 Credit Facility will bear interest, at the Company’s option, at a margin above the London Interbank Offered Rate (“LIBOR”) or the Base Rate. For LIBOR based borrowings, interest rates will range from 1.125% to 2.000% above LIBOR. For Base Rate borrowings, interest rates will range from 0.125% to 1.000% above the Base Rate. In each case, the applicable margin is based upon the Company’s debt ratings. In addition, the 2014 Credit Facility requires a quarterly commitment fee on the undrawn portion of the commitments ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur (should it choose LIBOR Advances) on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the commitments is 0.150%. The 2014 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

As of September 30, 2014, the Company has no amounts outstanding under the 2014 Credit Facility and $7.5 million of undrawn letters of credit. In October 2014, the Company borrowed $304.0 million under the 2014 Credit Facility, which it used to fund acquisitions and repay other existing indebtedness. The Company maintains the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

2013 Credit Facility—During the nine months ended September 30, 2014, the Company repaid an aggregate of $2.2 billion of revolving indebtedness under its $2.0 billion multi-currency senior unsecured revolving credit facility (as amended, the “2013 Credit Facility”) using (i) proceeds from a registered public offering of $250.0 million aggregate principal amount of reopened 3.40% senior unsecured notes due 2019 and $500.0 million aggregate principal amount of reopened 5.00% senior unsecured notes due 2024, (ii) proceeds from the issuance of mandatory convertible preferred stock in May 2014, (iii) proceeds from a registered public offering of $650.0 million aggregate principal amount of 3.450% senior unsecured notes due 2021 and (iv) cash on hand. During the nine months ended September 30, 2014, the Company borrowed an additional $785.0 million under the 2013 Credit Facility, which it primarily used to (i) fund acquisitions, including the acquisition from Richland, (ii) repay the Richland Notes, (iii) repay the Series 2010-1 Notes and (iv) purchase Millicom’s interest in the Colombian joint venture and the Colombian Loan.

The 2013 Credit Facility matures on June 28, 2018 and includes two optional one-year renewal periods. The 2013 Credit Facility includes an expansion option allowing the Company to request additional commitments of up to $750.0 million, including in the form of a term loan. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

On September 19, 2014, the Company entered into an amendment agreement with respect to the 2013 Credit Facility, which (i) amended the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2013 Credit Facility) on a consolidated basis as of the last day of the most recently completed fiscal quarter and (ii) permitted indebtedness owed by certain of the Company’s subsidiaries to its joint venture partners.

As of September 30, 2014, the Company has $410.0 million outstanding under the 2013 Credit Facility and approximately $3.2 million of undrawn letters of credit. In October 2014, the Company repaid a net amount of $139.0 million under the 2013 Credit Facility with borrowings under the 2014 Credit Facility and cash on hand. The Company maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2013 Term Loan—On October 29, 2013, the Company entered into a $1.5 billion unsecured term loan (as amended, the “2013 Term Loan”), which includes an expansion option allowing the Company to request additional commitments of up to $500.0 million. The 2013 Term Loan matures on January 3, 2019, and the current interest rate is LIBOR plus 1.250%.

On September 19, 2014, the Company entered into an amendment agreement with respect to the 2013 Term Loan, which (i) amended the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2013 Term Loan) on a consolidated basis as of the last day of the most recently completed fiscal quarter and (ii) permitted indebtedness owed by certain of the Company’s subsidiaries to its joint venture partners.

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

3.450% Senior Notes Offering—On August 7, 2014, the Company completed a registered public offering of its 3.450% senior unsecured notes due 2021 (the “3.450% Notes”), in an aggregate principal amount of $650.0 million. The net proceeds from the offering were approximately $641.1 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 3.450% Notes mature on September 15, 2021 and bear interest at a rate of 3.450% per annum. Accrued and unpaid interest on the 3.450% Notes is payable in U.S. Dollars semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2015. Interest on the 3.450% Notes accrues from August 7, 2014 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

The Company may redeem the 3.40% Notes, the 5.00% Notes or the 3.450% Notes at any time at a redemption price equal to 100% of the principal amount of such notes, plus a make-whole premium, together with accrued interest to the redemption date. If the Company undergoes a change of control and ratings decline, each as defined in the applicable supplemental indenture governing such notes, the Company may be required to repurchase all of the 3.40% Notes, the 5.00% Notes or the 3.450% Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 3.40% Notes, the 5.00% Notes and the 3.450% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each of the applicable supplemental indentures for the 3.40% Notes, the 5.00% Notes and the 3.450% Notes contain certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in each of the supplemental indentures.

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

Colombia

One of the Company’s Colombian subsidiaries has an interest rate swap agreement outstanding, which matures on the earlier of termination of the underlying debt or November 30, 2020. The interest rate swap agreement provides that the Company pay a fixed interest rate of 5.78% and receive variable interest at the three-month Inter-bank Rate (“IBR”) over the term of the interest rate swap agreement. The notional value is reduced in accordance with the repayment schedule under the related credit agreement. In connection with the refinancing of its Colombian long-term credit facility in October 2014 (see note 16), the Company terminated its existing interest rate swap agreement and entered into a new interest rate swap agreement in Colombia.

Costa Rica

One of the Company’s Costa Rican subsidiaries had three interest rate swaps agreements, which were terminated upon repayment of the Costa Rica Loan in February 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The notional amount and fair value of the interest rate swap agreements are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Local	USD	Local	USD
South Africa (ZAR)
Notional	449,046	39,790	469,354	44,732
Fair Value	4,879	432	939	90
Colombia (COP)
Notional	100,490,625	49,540	101,250,000	52,547
Fair Value	(2,118,420)	(1,044)	(3,000,236)	(1,557)
Costa Rica (USD)
Notional	—	—	N/A	42,000
Fair Value	—	—	N/A	(628)

As of September 30, 2014 and December 31, 2013, the South African interest rate swap agreements were in asset positions and were included in Notes receivable and other non-current assets on the condensed consolidated balance sheets and the Colombian interest rate swap agreement was in a liability position and was included in Other non-current liabilities on the condensed consolidated balance sheets.

During the three months ended September 30, 2014 and 2013, the interest rate swap agreements had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Three months ended September 30,	Gain(Loss) Recognized in Other Comprehensive Loss - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2014	$(526)	$(578)	Interest Expense	N/A	N/A
2013	$(1,404)	$(741)	Interest Expense	N/A	N/A

During the nine months ended September 30, 2014 and 2013, the interest rate swap agreements had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Nine months ended September 30,	Gain(Loss) Recognized in Other Comprehensive Loss - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2014	$(887)	$(2,217)	Interest Expense	N/A	N/A
2013	$1,801	$(2,053)	Interest Expense	N/A	N/A

As of September 30, 2014, approximately $0.6 million related to derivatives designated as cash flow hedges and recorded in AOCI is expected to be reclassified into earnings in the next twelve months.

For additional information on the Company’s interest rate swap agreements, see notes 7 and 8.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	September 30, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$29,007		$29,007
Interest rate swap agreements		$432		$432
Liabilities:
Acquisition-related contingent consideration			$27,424	$27,424
Interest rate swap agreements		$1,044		$1,044

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$18,612		$18,612
Interest rate swap agreements		$90		$90
Liabilities:
Acquisition-related contingent consideration			$31,890	$31,890
Interest rate swap agreements		$2,185		$2,185

(1)	Consists of highly liquid investments with original maturities in excess of three months.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur. In Colombia and Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In addition, in Costa Rica and the United States, the Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a specified period of time.

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in Other operating expenses in the condensed consolidated statements of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying condensed consolidated balance sheets and adjustments recorded in the condensed consolidated statements of operations.

As of September 30, 2014, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $39.0 million. During the three months ended September 30, 2014 and 2013, the fair value of the contingent consideration changed as follows (in thousands):

	2014	2013
Balance as of July 1	$31,025	$21,218
Additions	106	3,599
Payments	(209)	(3,729)
Change in fair value	(974)	1,303
Foreign currency translation adjustment	(1,794)	18
Other (1)	(730)	—

Balance as of September 30	$27,424	$22,409

During the nine months ended September 30, 2014 and 2013, the fair value of the contingent consideration changed as follows (in thousands):

	2014	2013
Balance as of January 1	$31,890	$23,711
Additions	512	4,087
Payments	(1,498)	(7,952)
Change in fair value	(1,344)	4,610
Foreign currency translation adjustment	(1,406)	(2,047)
Other (1)	(730)	—

Balance as of September 30	$27,424	$22,409

(1)	In connection with the sale of operations in Panama, the buyer assumed the Company’s potential obligations related to additional purchase price consideration.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis

Assets Held and Used—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three and nine months ended September 30, 2014, the Company did not record any asset impairment charges and during the three and nine months ended September 30, 2013, the Company recorded asset impairment charges of $1.9 million and $2.0 million, respectively, which are recorded in Other operating expenses in the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2014, NII, a U.S. corporation, filed for Chapter 11 bankruptcy protection on behalf of itself and certain of its subsidiaries. NII is the ultimate parent company of certain operating subsidiaries in Brazil, Chile and Mexico that collectively represent approximately 6% of the Company’s consolidated revenues for the nine months ended September 30, 2014. None of these subsidiaries were included in NII’s Chapter 11 filing. The Company’s assessment did not identify any indicators of impairment as of September 30, 2014.

Sale of Assets—During the nine months ended September 30, 2014, the Company completed the sale of its operations in Panama and its third-party structural analysis business for an aggregate sale price of $17.9 million, plus a working capital adjustment. At the time of sale, the carrying value of these assets primarily included $8.1 million of property and equipment, $7.8 million of intangible assets and $3.6 million of goodwill. The Company recorded a net impairment charge of $2.2 million in Other operating expenses in the accompanying condensed consolidated statements of operations.

There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2014 and December 31, 2013 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2014, the carrying value and fair value of long-term obligations, including the current portion, are $13.9 billion and $14.3 billion, respectively, of which $9.6 billion is measured using Level 1 inputs and $4.7 billion is measured using Level 2 inputs. As of December 31, 2013, the carrying value and fair value of long-term obligations, including the current portion, were $14.5 billion and $14.7 billion, respectively, of which $8.6 billion was measured using Level 1 inputs and $6.1 billion was measured using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.    Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of July 1, 2014	$(1,301)	$(2,630)	$(246,989)	$(250,920)
Other comprehensive loss before reclassifications, net of tax	(514)	—	(253,424)	(253,938)
Amounts reclassified from accumulated other comprehensive loss, net of tax (1)	319	200	—	519

Net current-period other comprehensive (loss) income	(195)	200	(253,424)	(253,419)

Balance as of September 30, 2014	$(1,496)	$(2,430)	$(500,413)	$(504,339)

(1)	Losses on cash flow hedges and loss on the settlement of the treasury rate lock have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended September 30, 2014.

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of July 1, 2013	$(1,182)	$(3,427)	$(269,647)	$(274,256)
Other comprehensive loss before reclassifications, net of tax	(1,289)	—	(23,114)	(24,403)
Amounts reclassified from accumulated other comprehensive loss, net of tax (1)	445	199	—	644

Net current-period other comprehensive (loss) income	(844)	199	(23,114)	(23,759)

Balance as of September 30, 2013	$(2,026)	$(3,228)	$(292,761)	$(298,015)

(1)	Losses on cash flow hedges and loss on the settlement of the treasury rate lock have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of less than $0.1 million is included in income tax expense for the three months ended September 30, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive loss before reclassifications, net of tax	(969)	—	(194,091)	(195,060)
Amounts reclassified from accumulated other comprehensive loss, net of tax (1)	1,342	599	—	1,941

Net current-period other comprehensive income (loss)	373	599	(194,091)	(193,119)

Balance as of September 30, 2014	$(1,496)	$(2,430)	$(500,413)	$(504,339)

(1)	Losses on cash flow hedges and loss on the settlement of the treasury rate lock have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the nine months ended September 30, 2014.

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,358)	$(3,827)	$(175,162)	$(183,347)
Other comprehensive income (loss) before reclassifications, net of tax	1,167	—	(117,599)	(116,432)
Amounts reclassified from accumulated other comprehensive loss, net of tax (1)	1,165	599	—	1,764

Net current-period other comprehensive income (loss)	2,332	599	(117,599)	(114,668)

Balance as of September 30, 2013	$(2,026)	$(3,228)	$(292,761)	$(298,015)

(1)	Losses on cash flow hedges and loss on the settlement of the treasury rate lock have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations. The tax effect of $0.1 million is included in income tax expense for the nine months ended September 30, 2013.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of September 30, 2014 and December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $39.1 million and $31.1 million, respectively. The increase in the amount of unrecognized tax benefits during the three and nine months ended September 30, 2014 is primarily attributable to the additions to the Company’s existing tax positions and fluctuations in foreign currency exchange rates. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $19.4 million.

The Company recorded penalties and income tax-related interest expense during the three and nine months ended September 30, 2014 of $1.8 million and $4.8 million, respectively, and during the three and nine months ended September 30, 2013 of $0.9 million and $3.5 million, respectively. As of September 30, 2014 and December 31, 2013, the total amount of accrued penalties and income tax-related interest included in Other non-current liabilities in the condensed consolidated balance sheets was $34.0 million and $30.9 million, respectively.

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2014 of $18.3 million and $61.7 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2013 of $15.1 million and $53.2 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2013 included $1.1 million related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company capitalized $0.4 million of stock-based compensation expense as property and equipment during each of the three months ended September 30, 2014 and 2013, and $1.2 million of stock-based compensation expense as property and equipment during each of the nine months ended September 30, 2014 and 2013.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of September 30, 2014, the Company has the ability to grant stock-based awards with respect to an aggregate of 14.3 million shares of common stock under the 2007 Plan.

The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013, which provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an incremental $1.7 million and $11.4 million of stock-based compensation expense during the three and nine months ended September 30, 2014, respectively, and an incremental $0.2 million and $7.5 million of stock-based compensation expense during the three and nine months ended September 30, 2013, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options—The Company’s option activity for the nine months ended September 30, 2014 is as follows:

Number of Options
Outstanding as of January 1, 2014	6,106,171
Granted	1,858,633
Exercised	(1,013,650)
Forfeited	(159,503)
Expired	(33,188)

Outstanding as of September 30, 2014	6,758,463

The fair value of each option granted during the nine months ended September 30, 2014 is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below:

Range of risk-free interest rate	1.46%-1.74%
Weighted average risk-free interest rate	1.64%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	22.45%-23.35%
Weighted average expected volatility of underlying stock price	23.09%
Expected annual dividend yield	1.50%

The weighted average grant date fair value per share during the nine months ended September 30, 2014 was $14.84. As of September 30, 2014, total unrecognized compensation expense related to unvested stock options is $38.2 million and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units—The Company’s restricted stock unit activity for the nine months ended September 30, 2014 is as follows:

Number of Units
Outstanding as of January 1, 2014	1,840,137
Granted	786,584
Vested	(702,723)
Forfeited	(150,241)

Outstanding as of September 30, 2014	1,773,757

As of September 30, 2014, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan is $87.5 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees as described in note 15 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2014, employee contributions were accumulated to purchase an estimated 65,000 shares under the ESPP.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2014, which resulted in a fair value per share of $14.35, are as follows:

Approximate risk-free interest rate	0.11%
Expected life of shares	6 months
Expected volatility of underlying stock price over the option period	16.59%
Expected annual dividend yield	1.50%

11.    Equity

Mandatory Convertible Preferred Stock Offering—On May 12, 2014, the Company completed a registered public offering of 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). The net proceeds of the offering were $582.9 million after deducting commissions and estimated expenses. The Company used the net proceeds from this offering to fund acquisitions, including the acquisition from Richland, initially funded by indebtedness incurred under the 2013 Credit Facility.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to its ESPP and upon exercise of stock options granted under its equity incentive plans. During the nine months ended September 30, 2014, the Company received an aggregate of $47.9 million in proceeds upon exercises of stock options and from its ESPP.

Distributions—During the nine months ended September 30, 2014, the Company declared the following cash distributions:

	Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common stock	March 6, 2014	April 25, 2014	April 10, 2014	$0.32	$126.6
Common stock	May 21, 2014	July 16, 2014	June 17, 2014	$0.34	$134.6
Common stock	September 10, 2014	October 7, 2014	September 23, 2014	$0.36	$142.7
Preferred stock	May 21, 2014	August 15, 2014	August 1, 2014	$1.3563	$8.1
Preferred stock	September 10, 2014	November 17, 2014	November 1, 2014	$1.3125	$7.9

The Company accrues distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of September 30, 2014, the amount accrued for distributions payable related to unvested restricted stock units is $2.9 million. During the nine months ended September 30, 2014, the Company paid $0.7 million of distributions upon the vesting of restricted stock units.

To maintain its REIT status, the Company expects to continue paying regular distributions, the amount, timing and frequency of which will be determined at the sole discretion of the Company’s Board of Directors.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the treasury stock method to calculate the effect of its outstanding restricted stock awards and stock options and uses the if-converted method to calculate the effect of its outstanding Mandatory Convertible Preferred Stock. The following table sets forth basic and diluted net income per common share computational data for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to American Tower Corporation stockholders	$207,593	$180,123	$644,523	$451,351
Dividends declared on preferred stock	(7,700)	—	(12,075)	—

Net income attributable to American Tower Corporation common stockholders	199,893	180,123	632,448	451,351

Basic weighted average common shares outstanding	396,243	394,759	395,758	395,138
Dilutive securities	4,154	3,589	4,048	4,137

Diluted weighted average common shares outstanding	400,397	398,348	399,806	399,275

Basic net income attributable to American Tower Corporation common stockholders per common share	$0.50	$0.46	$1.60	$1.14

Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.50	$0.45	$1.58	$1.13

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted stock awards	—	14	—	—
Stock options	1	2,517	2,255	1,096
Preferred stock (1)	6,688	—	3,473	—

(1)	Issued on May 12, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,430 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s securitization transaction completed in March 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2014, the Company has purchased four of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is approximately $638.6 million, and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

Verizon Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless (“Verizon”), to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $72.8 million as of September 30, 2014. At Verizon’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which would be valued at approximately $127.8 million in the aggregate based on the closing price at September 30, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the nine months ended September 30, 2014, the Company made certain purchase accounting measurement period adjustments related to several acquisitions and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2013.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2014 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2014 acquisitions on the Company’s revenues and gross margin for the three months ended September 30, 2014 is approximately $12.6 million and $9.5 million, respectively, and the estimated aggregate impact for the nine months ended September 30, 2014 is approximately $22.8 million and $17.1 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to the acquired sites subsequent to the date of acquisition. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to acquisitions are not comparable.

The Company recognizes acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs, and are included in Other operating expenses in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2014, the Company recognized acquisition and merger related expenses of $4.1 million and $18.7 million, respectively. During the three and nine months ended September 30, 2013, the Company recognized acquisition and merger related expenses of $8.9 million and $25.8 million, respectively. In addition, during the three and nine months ended September 30, 2014, the Company recorded $5.2 million and $10.9 million, respectively, of integration costs related to recently closed acquisitions.

2014 Acquisitions

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland for an aggregate purchase price of $385.9 million. The purchase price was satisfied with approximately $182.9 million in cash, approximately $6.5 million payable to the seller upon satisfaction of certain closing conditions and the assumption of $196.5 million of existing indebtedness. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment.

International Acquisitions—During the nine months ended September 30, 2014, the Company acquired a total of 151 communications sites and related assets in Brazil, Ghana, Mexico and Uganda, for total consideration of $27.9 million (including value added tax of $1.0 million). The Company also acquired 299 communications sites in Mexico for an aggregate purchase price of $43.7 million (including value added tax of $5.6 million). The Company assumed net liabilities of approximately $3.4 million, resulting in total consideration of approximately $40.3 million, which was satisfied by the issuance of approximately $36.3 million of credits to be applied against trade accounts receivable and cash consideration of approximately $4.0 million. Each purchase price is subject to post-closing adjustments.

Other U.S. Acquisitions—During the nine months ended September 30, 2014, the Company acquired a total of 44 communications sites and equipment, as well as four property interests, in the United States for total consideration of $49.1 million (including $0.4 million of contingent consideration). The aggregate purchase price is subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the aggregate consideration paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014.

	Richland	International	Other U.S.
Current assets	$8,583	$6,883	$82
Non-current assets	—	1,512	—
Property and equipment	176,648	31,374	9,696
Intangible assets (1):
Customer-related intangible assets	179,752	20,627	29,232
Network location intangible assets	2,100	10,871	5,501
Current liabilities	(3,635)	(863)	(784)
Long-term obligations (2)	(201,999)	—	—
Other non-current liabilities	(2,922)	(6,206)	(222)

Fair value of net assets acquired	$158,527	$64,198	$43,505

Goodwill (3)	30,852	3,984	5,601

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Long-term obligations included $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

2013 Acquisitions

MIPT Acquisition

On October 1, 2013, the Company, through its wholly owned subsidiary American Tower Investments LLC, acquired 100% of the outstanding common membership interests of MIPT, a private REIT and the parent company of GTP, an owner and operator, through its various operating subsidiaries, of approximately 4,860 communications sites in the United States and approximately 510 communications sites in Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators. The Company sold its operations in Panama in September 2014 (see note 7).

The purchase price of $4.9 billion was satisfied with approximately $3.3 billion in cash, including an aggregate of approximately $2.8 billion from borrowings under the Company’s credit facilities, and the assumption of approximately $1.5 billion of MIPT’s existing indebtedness.

The consideration consisted of the following (in thousands):

Cash consideration (1)	$3,330,462
Assumption of existing indebtedness at historical cost	1,527,621

Estimated total purchase price	$4,858,083

(1)	Cash consideration includes $14.5 million of an additional purchase price adjustment which was paid to the sellers during the nine months ended September 30, 2014 and is reflected in Accrued expenses on the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price was finalized as of September 30, 2014. The following table summarizes the allocation of the aggregate purchase price paid and the amounts of assets acquired and liabilities assumed for the MIPT acquisition based upon the estimated fair value at the date of acquisition (in thousands).

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Cash and cash equivalents	$35,967	$35,967
Restricted cash	30,883	30,883
Accounts receivable, net	10,102	10,021
Prepaid and other current assets	40,865	22,875
Property and equipment	910,713	996,901
Intangible assets (3):
Customer-related intangible assets	2,456,582	2,629,188
Network location intangible assets	528,900	467,300
Notes receivable and other non-current assets	68,388	4,220
Accounts payable	(9,969)	(9,249)
Accrued expenses	(42,867)	(37,004)
Accrued interest	(3,253)	(3,253)
Current portion of long-term obligations	(2,820)	(2,820)
Unearned revenue	(35,905)	(35,753)
Long-term obligations (4)	(1,573,366)	(1,573,366)
Asset retirement obligations	(57,965)	(43,089)
Other non-current liabilities	(17,837)	(37,326)

Fair value of net assets acquired	$2,338,418	$2,455,495

Goodwill (5)	992,044	874,967

(1)	Balances are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014.
(2)	Balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Long-term obligations included $1.5 billion of MIPT’s existing indebtedness and a fair value adjustment of $53.0 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(5)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will not be deductible for tax purposes.

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

On November 8, 2013, the Company acquired 1,473 communications sites in Mexico from NII for an initial aggregate purchase price of approximately $436.0 million (including value added tax of approximately $60.3 million) and net assets of approximately $0.9 million for total cash consideration of approximately $436.9 million. The purchase price was subsequently reduced to approximately $427.0 million (including value added tax of approximately $59.0 million) during the nine months ended September 30, 2014 as a result of post-closing adjustments. The purchase price is subject to further post-closing adjustments. The Company’s right to purchase additional sites in Mexico expired on May 30, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 6, 2013, the Company acquired 1,931 communications sites in Brazil from NII for an initial aggregate purchase price of approximately $349.0 million. The purchase price was subsequently reduced to approximately $340.6 million during the nine months ended September 30, 2014 as a result of post-closing adjustments. In addition, in June 2014, the Company purchased an additional 103 communications sites for an aggregate purchase price of approximately $18.6 million, which are reflected above in “2014 Acquisitions.” The purchase price is subject to post-closing adjustments and the purchase of the remaining sites is subject to diligence and customary closing conditions. The Company’s right to purchase additional sites in Brazil expires on December 31, 2014.

Z-Sites Acquisition—On November 29, 2013, the Company acquired 238 communications sites from Z-Sites Locação de Imóveis Ltda for an aggregate purchase price of approximately $122.8 million. The purchase price was subsequently increased to approximately $123.9 million during the nine months ended September 30, 2014 and is subject to post-closing adjustments.

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

	Axtel Mexico (1)	NII Mexico (2)	NII Brazil	Z-Sites	Other International	Other U.S.
Current assets	$—	$59,938	$—	$—	$4,863	$1,220
Non-current assets	2,626	10,738	7,184	6,436	1,991	44
Property and equipment	86,100	143,680	110,398	26,881	44,844	23,537
Intangible assets (3):
Customer-related intangible assets	119,392	132,897	142,151	62,286	20,590	29,325
Network location intangible assets	43,031	66,069	80,069	17,350	20,727	7,935
Current liabilities	—	—	—	—	—	(454)
Other non-current liabilities	(9,377)	(10,478)	(13,188)	(1,502)	(8,168)	(848)

Fair value of net assets acquired	$241,772	$402,844	$326,614	$111,451	$84,847	$60,759

Goodwill (4)	6,751	25,056	13,946	12,493	4,970	4,403

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2013.
(2)	Current assets includes approximately $59.0 million of value added tax.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Axtel Mexico (1)	NII Mexico (2)	NII Brazil	Z-Sites	Other International	Other U.S.
Current assets	$—	$61,183	$—	$—	$4,863	$1,220
Non-current assets	2,626	11,969	4,484	6,157	1,991	44
Property and equipment	86,100	147,364	105,784	24,832	44,844	23,803
Intangible assets (3):
Customer-related intangible assets	119,392	135,175	149,333	64,213	20,590	29,325
Network location intangible assets	43,031	63,791	93,867	17,123	20,727	7,607
Current liabilities	—	—	—	—	—	(454)
Other non-current liabilities	(9,377)	(10,478)	(13,188)	(1,502)	(8,168)	(786)

Fair value of net assets acquired	$241,772	$409,004	$340,280	$110,823	$84,847	$60,759

Goodwill (4)	6,751	27,928	8,704	11,953	4,970	4,403

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2013.
(2)	Current assets includes approximately $60.3 million of value added tax.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma revenues	$1,038,188	$938,082	$3,069,254	$2,817,239
Pro forma net income attributable to American Tower Corporation common stockholders	$199,893	$147,156	$634,166	$359,819
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.50	$0.37	$1.60	$0.91
Diluted net income attributable to American Tower Corporation common stockholders	$0.50	$0.37	$1.59	$0.90

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Signed Acquisitions

BR Towers Acquisition—On June 13, 2014, the Company entered into an agreement with GPCP V, a private equity fund managed by GP Investments, Ltd., FIP Multisetorial Plus, a private equity fund managed by Bradesco BBI, and other shareholders, to acquire 100% of the equity interests of BR Towers S.A., a Brazilian telecommunications real estate company that is expected to own approximately 2,530 towers and the exclusive use rights for approximately 2,110 additional towers in Brazil at closing. At signing, the estimated purchase price was 2.18 billion Brazilian Reais (“BRL”) (approximately $889.9 million based on exchange rates at September 30, 2014), subject to customary adjustments and regulatory approval. The Company deposited 130.0 million BRL (approximately $53.0 million based on exchange rates at September 30, 2014) in escrow for this transaction, which is reflected in Prepaid and other current assets in the condensed consolidated balance sheets as of September 30, 2014.

U.S. Acquisition—In July 2014, the Company entered into an agreement to acquire up to 154 communications sites in the United States for approximately $132.5 million, subject to customary adjustments. In October 2014, the Company acquired 120 of those communications sites for approximately $110.1 million, subject to post-closing adjustments.

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur.

Colombia—Under the terms of the agreement with Colombia Movil S.A. E.S.P., the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the agreement to be between zero and $34.8 million and estimates it to be $23.3 million using a probability weighted average of the expected outcomes as of September 30, 2014. During the three and nine months ended September 30, 2014, the Company recorded an increase in fair value of $0.4 million and $1.4 million, respectively, in Other operating expenses in the accompanying condensed consolidated statements of operations.

Ghana—Under the terms of its agreement, as amended, with MTN Group Limited, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $0.5 million and estimates it to be $0.5 million using a probability weighted average of the expected outcomes as of September 30, 2014.

MIPT—In connection with the acquisition of MIPT, the Company assumed additional contingent consideration liability related to previously closed acquisitions in Costa Rica, Panama and the United States. The Company is required to make additional payments to the sellers if certain pre-designated tenant leases commence during a limited specified period of time after the applicable acquisition was completed, generally one year or less. The Company initially recorded $9.3 million of contingent consideration liability as part of the preliminary purchase price allocation upon closing of the acquisition. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under these agreements to be between zero and $3.4 million. During the three and nine months ended September 30, 2014, the Company (i) recorded a decrease in fair value of $1.4 million and $2.8 million, respectively, in Other operating expenses in the accompanying condensed consolidated statements of operations, (ii) made payments under these agreements of $0.1 million and $1.4 million, respectively, (iii) reduced its contingent consideration liability by $0.7 million as a

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

portion of the Company’s obligations was assumed by the buyer in conjunction with the sale of operations in Panama and (iv) recorded additional liability of $0.1 million. As a result, the Company estimates the value of potential contingent consideration payments required under these agreements to be $3.4 million using a probability weighted average of the expected outcomes as of September 30, 2014.

Other U.S.—In connection with other acquisitions in the United States, the Company is required to make additional payments if certain pre-designated tenant leases commence during a specified period of time. During the nine months ended September 30, 2014, the Company recorded $0.4 million of contingent consideration liability as part of the preliminary purchase price allocation upon closing of certain acquisitions. During the three and nine months ended September 30, 2014, the Company made payments under these agreements of $0.1 million. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under these agreements to be between zero and $0.3 million and estimates it to be $0.3 million using a probability weighted average of the expected outcomes as of September 30, 2014.

For more information regarding contingent consideration, see note 7.

15.    Business Segments

The Company operates in three business segments, (i) domestic rental and management, (ii) international rental and management and (iii) network development services. The Company’s primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which, as of September 30, 2014, consist of the following:

•	Domestic: rental and management operations in the United States; and

•	International: rental and management operations in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda.

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the condensed consolidated statements of operations and condensed consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as these amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$663,570	$347,549	$1,011,119	$27,069		$1,038,188
Segment operating expenses (1)	133,951	138,060	272,011	11,746		283,757
Interest income, TV Azteca, net	—	2,661	2,661	—		2,661

Segment gross margin	529,619	212,150	741,769	15,323		757,092

Segment selling, general, administrative and development expense (1)	30,955	33,441	64,396	3,020		67,416

Segment operating profit	$498,664	$178,709	$677,373	$12,303		$689,676

Stock-based compensation expense					$18,269	18,269
Other selling, general, administrative and development expense					23,669	23,669
Depreciation, amortization and accretion					249,066	249,066
Other expense (principally interest expense and other expenses)					181,616	181,616

Income from continuing operations before income taxes						$217,056

Total assets	$14,202,456	$6,190,104	$20,392,560	$40,903	$163,152	$20,596,615

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.4 million and $17.8 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended September 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$529,941	$266,634	$796,575	$11,305		$807,880
Segment operating expenses (1)	95,232	100,473	195,705	4,777		200,482
Interest income, TV Azteca, net	—	3,544	3,544	—		3,544

Segment gross margin	434,709	169,705	604,414	6,528		610,942

Segment selling, general, administrative and development expense (1)	24,523	31,728	56,251	1,880		58,131

Segment operating profit	$410,186	$137,977	$548,163	$4,648		$552,811

Stock-based compensation expense					$15,058	15,058
Other selling, general, administrative and development expense					24,939	24,939
Depreciation, amortization and accretion					184,922	184,922
Other expense (principally interest expense and other (expense) income)					149,084	149,084

Income from continuing operations before income taxes						$178,808

Total assets	$12,037,318	$5,427,416	$17,464,734	$49,973	$666,613	$18,181,320

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.3 million and $14.7 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$1,959,092	$1,017,908	$2,977,000	$76,734		$3,053,734
Segment operating expenses (1)	381,800	403,515	785,315	30,529		815,844
Interest income, TV Azteca, net	—	7,918	7,918	—		7,918

Segment gross margin	1,577,292	622,311	2,199,603	46,205		2,245,808

Segment selling, general, administrative and development expense (1)	86,677	97,129	183,806	7,876		191,682

Segment operating profit	$1,490,615	$525,182	$2,015,797	$38,329		$2,054,126

Stock-based compensation expense					$61,708	61,708
Other selling, general, administrative and development expense					65,449	65,449
Depreciation, amortization and accretion					740,256	740,256
Other expense (principally interest expense and other expenses)					515,234	515,234

Income from continuing operations before income taxes						$671,479

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.4 million and $60.3 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine months ended September 30, 2013	Domestic	International
	(in thousands)
Segment revenues	$1,566,660	$796,547	$2,363,207	$56,231		$2,419,438
Segment operating expenses (1)	282,273	302,441	584,714	22,399		607,113
Interest income, TV Azteca, net	—	10,673	10,673	—		10,673

Segment gross margin	1,284,387	504,779	1,789,166	33,832		1,822,998

Segment selling, general, administrative and development expense (1)	71,664	93,753	165,417	7,105		172,522

Segment operating profit	$1,212,723	$411,026	$1,623,749	$26,727		$1,650,476

Stock-based compensation expense					$53,155	53,155
Other selling, general, administrative and development expense					74,251	74,251
Depreciation, amortization and accretion					555,334	555,334
Other expense (principally interest expense and other (expense) income)					536,092	536,092

Income from continuing operations before income taxes						$431,644

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.2 million and $52.0 million, respectively.

16.    Subsequent Events

Colombian Credit Facility—On October 14, 2014, one of the Company’s Colombian subsidiaries (“ATC Sitios”) entered into a loan agreement for a new 200.0 billion COP (approximately $96.8 million at the date of borrowing) denominated long-term credit facility (the “Colombian Credit Facility”), which it used, together with cash on hand, to repay the previously existing COP denominated long-term credit facility entered into in October 2012, as well as to repay the Colombian bridge loans on October 24, 2014.

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Credit Facility matures on April 24, 2021 and may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 4.00% above the three-month IBR in effect at the beginning of each Interest Period (as defined in the loan agreement), which results in an interest rate of 8.38% as of October 24, 2014. The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. Accordingly, ATC Sitios entered into an interest rate swap agreement with an aggregate notional value of 100.0 billion COP (approximately $48.4 million) with certain of the lenders under the Colombian Credit Facility on October 27, 2014. As of October 27, 2014, the interest rate, after giving effect to the interest rate swap agreements, is 9.06%.

The Colombian Credit Facility is secured by, among other things, liens on towers owned by ATC Sitios. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

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

Overview

We are a leading independent owner, operator and developer of wireless and broadcast communications real estate. Our primary business is the leasing of antenna space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 97% of our total revenues for the nine months ended September 30, 2014. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades. We began operating as a real estate investment trust (“REIT”) for federal income tax purposes effective January 1, 2012.

Our communications real estate portfolio of 69,912 sites, as of September 30, 2014, includes wireless and broadcast communications towers and distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, including, as of September 30, 2014, 28,394 towers domestically and 41,125 towers internationally. Our portfolio also includes 393 DAS networks. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

In October 2013, we acquired MIP Tower Holdings LLC (“MIPT”), a private REIT and parent company to Global Tower Partners (“GTP”), an owner and operator of approximately 5,370 communications sites, through its various operating subsidiaries, in the United States, Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators. As a result of our acquisition of MIPT, we own an interest in a subsidiary REIT, and are currently evaluating the continued election of MIPT’s private REIT status. In September 2014, we completed the sale of the operations in Panama.

The following table details the number of communications sites, excluding managed sites, we own or operate as of September 30, 2014:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	21,488	7,211
International:
Brazil	6,826	155
Chile	1,160	—
Colombia	2,850	706
Costa Rica	460	—
Germany	2,031	—
Ghana	2,033	—
India	12,553	—
Mexico	8,532	199
Peru	528	—
South Africa	1,917	—
Uganda	1,263	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

Our continuing operations are reported in three segments: domestic rental and management, international rental and management and network development services. Among other factors, in evaluating operating performance in each business segment, management uses segment gross margin and segment operating profit. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expense. We define segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include Interest income, TV Azteca, net (see note 15 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax benefit (provision).

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

The majority of our tenant leases with wireless carriers are typically for an initial non-cancellable term of five to ten years, with multiple five-year renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the nine months ended September 30, 2014 is recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2014, we expect to generate approximately $23 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our rental and management operations. During the nine months ended September 30, 2014, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.5% of our rental and management operations revenues.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet the corresponding incremental demand for our wireless real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk adjusted return on investment objectives. In a majority of our international markets, revenue also includes the reimbursement of direct costs such as ground rent or power and fuel costs.

Based on industry research and projections, we expect the following key industry trends will result in incremental revenue opportunities for us:

•

The deployment of advanced wireless technology across existing wireless networks will provide higher speed data services and enable fixed broadband substitution. As a result, we expect our tenants to continue deploying additional equipment across their existing networks.

•

Wireless service providers compete based on the quality of their existing wireless networks, which is driven by capacity and coverage. To maintain or improve their network performance as overall network usage increases, our tenants continue deploying additional equipment across their existing sites while also adding new cell sites. We anticipate increasing network densification over the next several years, as existing network infrastructure is anticipated to be insufficient to account for rapidly increasing levels of wireless data usage.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of over 41,000 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

Rental and Management Operations Expenses. Direct operating expenses incurred by our domestic and international rental and management segments include direct site level expenses and consist primarily of ground rent and power and fuel costs, some of which may be passed through to our tenants, as well as property taxes, repairs and maintenance. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our condensed consolidated statements of operations. In general, our domestic and international rental and management segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in geographic areas where we have launched operations or are focused on expanding our portfolio. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

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

We define Adjusted EBITDA as Net income before Income (loss) on discontinued operations, net; Income (loss) on equity method investments; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense); Depreciation, amortization and accretion; and stock-based compensation expense.

NAREIT FFO is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends declared on preferred stock, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interest.

We define AFFO as NAREIT FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the non-cash portion of our tax provision; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) gain (loss) on retirement of long-term obligations; (viii) other operating income (expense); and adjustments for (ix) unconsolidated affiliates and (x) noncontrolling interest, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013 (in thousands, except percentages)

Revenue

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$663,570	$529,941	$133,629	25%
International	347,549	266,634	80,915	30

Total rental and management	1,011,119	796,575	214,544	27
Network development services	27,069	11,305	15,764	139

Total revenues	$1,038,188	$807,880	$230,308	29%

Total revenues for the three months ended September 30, 2014 increased 29% to $1,038.2 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 13,825 new sites that we have constructed or acquired since July 1, 2013. Approximately $86.9 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue for the three months ended September 30, 2014 increased 25% to $663.6 million. This growth was comprised of:

•

Revenue growth of approximately 15% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites in connection with our acquisition of MIPT;

•

Revenue growth from legacy sites of approximately 8%, which includes approximately 7% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 3% from approximately 885 new sites, as well as land interests under third-party sites, constructed or acquired since July 1, 2013 (excluding MIPT); and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the three months ended September 30, 2014 increased 30% to $347.5 million. This growth was comprised of:

•

Revenue growth of approximately 19% from approximately 8,080 new sites constructed or acquired since July 1, 2013 (including approximately 460 sites in Costa Rica in connection with our acquisition of MIPT);

•

Revenue growth from legacy sites of approximately 17%, which includes approximately 14% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 1% from the impact of straight-line lease accounting; and

•

A decrease of approximately 7% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 5% related to fluctuations in Ghanaian Cedi (“GHS”) and approximately 1% related to fluctuations in each of South African Rand (“ZAR”) and Mexican Pesos (“MXN”).

Network development services segment revenue for the three months ended September 30, 2014 increased 139% to $27.1 million. The increase was primarily due to an increase in site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

Gross Margin

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$529,619	$434,709	$94,910	22%
International	212,150	169,705	42,445	25

Total rental and management	741,769	604,414	137,355	23
Network development services	15,323	6,528	8,795	135%

Domestic rental and management segment gross margin for the three months ended September 30, 2014 increased 22% to $529.6 million. This growth was comprised of:

•

Gross margin growth of approximately 14% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites, in connection with our acquisition of MIPT;

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from new sites (excluding MIPT) of approximately 3%, primarily associated with the increase in revenue, as described above; and

•	A decrease of approximately 3% from the impact of straight-line lease accounting.

International rental and management segment gross margin for the three months ended September 30, 2014 increased 25% to $212.2 million. This growth was comprised of:

•	Gross margin growth from new sites (including MIPT) of approximately 14%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from legacy sites of approximately 16%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth of approximately 1% from the impact of straight-line lease accounting; and

•

A decrease of approximately 6% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 5% related to fluctuations in GHS and approximately 1% related to fluctuations in each of ZAR and MXN.

Network development services segment gross margin for the three months ended September 30, 2014 increased 135% to $15.3 million, primarily due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$30,955	$24,523	$6,432	26%
International	33,441	31,728	1,713	5

Total rental and management	64,396	56,251	8,145	14
Network development services	3,020	1,880	1,140	61
Other	41,493	39,650	1,843	5

Total selling, general, administrative and development expense	$108,909	$97,781	$11,128	11%

Total selling, general, administrative and development expense (“SG&A”) for the three months ended September 30, 2014 increased 11% to $108.9 million.

Domestic rental and management segment SG&A for the three months ended September 30, 2014 increased 26% to $31.0 million. The increase was primarily driven by increased personnel costs to support our business, including additional costs associated with the acquisition of MIPT.

International rental and management segment SG&A for the three months ended September 30, 2014 increased 5% to $33.4 million. The increase was primarily due to the impact of increased personnel costs to support our business, partially offset by the favorable impact of foreign currency fluctuations, as well as the reversal of bad debt expense for amounts previously reserved.

Network development services segment SG&A for the three months ended September 30, 2014 increased 61% to $3.0 million. The increase was primarily due to higher personnel costs related to additional site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

Other SG&A for the three months ended September 30, 2014 increased 5% to $41.5 million, primarily due to an increase of $3.1 million related to stock-based compensation expense, partially offset by a $1.3 million decrease in corporate SG&A. The decrease in corporate SG&A was primarily related to a reduction in legal expenses of $2.3 million, partially offset by an increase in other personnel costs to support our business.

Operating Profit

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$498,664	$410,186	$88,478	22%
International	178,709	137,977	40,732	30

Total rental and management	677,373	548,163	129,210	24
Network development services	12,303	4,648	7,655	165%

Domestic rental and management segment operating profit for the three months ended September 30, 2014 increased 22% to $498.7 million. The growth was primarily attributable to the increase in our domestic rental and management segment gross margin (22%) and was partially offset by an increase in our domestic rental and management segment SG&A (26%).

International rental and management segment operating profit for the three months ended September 30, 2014 increased 30% to $178.7 million. The growth was primarily attributable to the increase in our international rental and management segment gross margin (25%) and was partially offset by an increase in our international rental and management segment SG&A (5%).

Network development services segment operating profit for the three months ended September 30, 2014 increased 165% to $12.3 million. The increase was primarily attributable to the increase in network development services segment gross margin (135%) and was partially offset by an increase in network development services segment SG&A (61%).

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Depreciation, amortization and accretion	$249,066	$184,922	$64,144	35%

Depreciation, amortization and accretion for the three months ended September 30, 2014 increased 35% to $249.1 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 13,825 sites since July 1, 2013, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other operating expenses	$11,204	$15,469	$(4,265)	(28)%

Other operating expenses for the three months ended September 30, 2014 decreased 28% to $11.2 million. The decrease was primarily attributable to a $4.2 million decrease in losses from sale or disposal of assets and impairment charges for the three months ended September 30, 2014.

Interest Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest expense	$143,212	106,335	$36,877	35%

Interest expense for the three months ended September 30, 2014 increased 35% to $143.2 million. The increase was primarily attributable to an increase of $4.6 billion in our average debt outstanding, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.55% to 4.10%. The weighted average contractual interest rate was 4.09% at September 30, 2014.

Gain on Retirement of Long-Term Obligations

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Gain on retirement of long-term obligations	$2,969	$—	$2,969	N/A

During the three months ended September 30, 2014, we repaid in full the aggregate principal amount outstanding of $250.0 million under the Series 2010-1 Class C Notes and the Series 2010-1 Class F Notes that we assumed in connection with our acquisition of MIPT (together, the “Series 2010-1 Notes”) and wrote-off $3.0 million of the unamortized premium associated with the fair value adjustment, resulting in a gain on retirement of long-term obligations.

Other Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other expense	$34,019	$29,622	$4,397	15%

During the three months ended September 30, 2014, other expense was $34.0 million, which reflected $37.0 million of unrealized foreign currency losses, as compared to $30.9 million of unrealized foreign currency losses during the three months ended September 30, 2013. We record unrealized foreign currency gains or losses as a result of fluctuations in the foreign currency exchange rates primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. During the three months ended September 30, 2014, we recorded unrealized foreign currency losses of $207.1 million, of which $170.1 million was recorded in Accumulated other comprehensive income (loss) (“AOCI”) and $37.0 million was recorded in Other expense (see note 1 to the condensed consolidated financial statements included herein).

Income Tax Provision

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Income tax provision	$10,426	15,586	$(5,160)	(33)%
Effective tax rate	4.8%	8.7%

The income tax provision for the three months ended September 30, 2014 and 2013 was $10.4 million and $15.6 million, respectively. The effective tax rate (“ETR”) for the three months ended September 30, 2014 decreased to 4.8% from 8.7% primarily due to the change in election of previously designated domestic taxable REIT subsidiaries (“TRSs”) to be treated as qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”).

The ETR on income from continuing operations for the three months ended September 30, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our QRSs. In addition, we are able to offset income in both our TRSs and QRSs by utilizing our net operating losses (“NOLs”), subject to specified limitations.

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$206,630	$163,222	$43,408	27%
Income tax provision	10,426	15,586	(5,160)	(33)
Other expense	34,019	29,622	4,397	15
Gain on retirement of long-term obligations	(2,969)	—	2,969	N/A
Interest expense	143,212	106,335	36,877	35
Interest income	(3,850)	(2,342)	1,508	64
Other operating expenses	11,204	15,469	(4,265)	(28)
Depreciation, amortization and accretion	249,066	184,922	64,144	35
Stock-based compensation expense	18,269	15,058	3,211	21

Adjusted EBITDA	$666,007	$527,872	$138,135	26%

Net income for the three months ended September 30, 2014 increased 27% to $206.6 million primarily due to the increase in our operating profit, as described above. The increase in net income was partially offset by increases in depreciation, amortization and accretion expense and interest expense.

Adjusted EBITDA for the three months ended September 30, 2014 increased 26% to $666.0 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin, partially offset by an increase in SG&A of $8.0 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$206,630	$163,222	$43,408	27%
Real estate related depreciation, amortization and accretion	219,977	160,976	59,001	37
Losses from sale or disposal of real estate and real estate related impairment charges	626	6,160	(5,534)	(90)
Dividends declared on preferred stock	(7,700)	—	7,700	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	(4,049)	10,516	(14,565)	(139)

NAREIT FFO	$415,484	$340,874	$74,610	22%
Straight-line revenue	(31,942)	(37,286)	(5,344)	(14)
Straight-line expense	12,364	6,293	6,071	96
Stock-based compensation expense	18,269	15,058	3,211	21
Non-cash portion of tax (benefit) provision	(6,177)	9,567	15,744	165
Non-real estate related depreciation, amortization and accretion	29,089	23,946	5,143	21
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	(1,460)	7,127	(8,587)	(120)
Other expense (1)	34,019	29,622	4,397	15
Gain on retirement of long-term obligations	(2,969)	—	2,969	N/A
Other operating expenses (2)	10,578	9,309	1,269	14
Capital improvement capital expenditures	(15,845)	(18,724)	(2,879)	(15)
Corporate capital expenditures	(5,661)	(7,930)	(2,269)	(29)
Adjustments for unconsolidated affiliates and noncontrolling interest	4,049	(10,516)	(14,565)	(139)

AFFO	$459,798	$367,340	$92,458	25%

(1)	Primarily includes unrealized losses on foreign currency exchange rate fluctuations.
(2)	Primarily includes acquisition related costs, integration costs, losses from sale of assets and impairment charges.

NAREIT FFO for the three months ended September 30, 2014 was $415.5 million as compared to NAREIT FFO of $340.9 million for the three months ended September 30, 2013. AFFO for the three months ended September 30, 2014 increased 25% to $459.8 million as compared to $367.3 million for the three months ended September 30, 2013. AFFO growth was primarily attributable to the increase in our operating profit and a decrease in capital improvement and corporate capital expenditures, partially offset by increases in cash paid for interest and taxes and dividends declared on preferred stock.

Nine Months Ended September 30, 2014 and 2013 (in thousands, except percentages)

Revenue

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$1,959,092	$1,566,660	$392,432	25%
International	1,017,908	796,547	221,361	28

Total rental and management	2,977,000	2,363,207	613,793	26
Network development services	76,734	56,231	20,503	36

Total revenues	$3,053,734	$2,419,438	$634,296	26%

Total revenues for the nine months ended September 30, 2014 increased 26% to $3,053.7 million. The increase was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 15,770 new sites that we have constructed or acquired since January 1, 2013. Approximately $255.9 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue for the nine months ended September 30, 2014 increased 25% to $1,959.1 million. This growth was comprised of:

•

Revenue growth of approximately 15% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites in connection with our acquisition of MIPT;

•

Revenue growth from legacy sites of approximately 9%, including approximately 8% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of over 2% from approximately 1,090 new sites, as well as land interests under third-party sites, constructed or acquired since January 1, 2013 (excluding MIPT); and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue for the nine months ended September 30, 2014 increased 28% to $1,017.9 million. This growth was comprised of:

•

Revenue growth of approximately 21% from approximately 9,820 new sites constructed or acquired since January 1, 2013 (including approximately 460 sites in Costa Rica in connection with our acquisition of MIPT);

•

Revenue growth from legacy sites of approximately 16%, which includes approximately 13% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 2% from the impact of straight-line lease accounting; and

•

A decrease of approximately 11% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in GHS, approximately 3% related to fluctuations in Brazilian Reais (“BRL”) and approximately 1% related to fluctuations in Indian Rupees (“INR”).

Network development services segment revenue for the nine months ended September 30, 2014 increased 36% to $76.7 million. The increase was primarily due to an increase in site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

Gross Margin

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$1,577,292	$1,284,387	$292,905	23%
International	622,311	504,779	117,532	23

Total rental and management	2,199,603	1,789,166	410,437	23
Network development services	46,205	33,832	12,373	37%

Domestic rental and management segment gross margin for the nine months ended September 30, 2014 increased 23% to $1,577.3 million. This growth was comprised of:

•

Gross margin growth of approximately 14% attributable to the addition of approximately 4,860 domestic sites, as well as managed sites, rooftops and land interests under third-party sites, in connection with our acquisition of MIPT;

•	Gross margin growth from legacy sites of approximately 9%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from new sites (excluding MIPT) of approximately 2%, primarily associated with the increase in revenue, as described above; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

International rental and management segment gross margin for the nine months ended September 30, 2014 increased 23% to $622.3 million. This growth was comprised of:

•	Gross margin growth from new sites (including MIPT) of approximately 16%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from legacy sites of approximately 14%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth of approximately 3% from the impact of straight-line lease accounting; and

•

A decrease of approximately 10% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in GHS, approximately 3% related to fluctuations in BRL and approximately 1% related to fluctuations in INR.

Network development services segment gross margin for the nine months ended September 30, 2014 increased 37% to $46.2 million, primarily due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$86,677	$71,664	$15,013	21%
International	97,129	93,753	3,376	4

Total rental and management	183,806	165,417	18,389	11
Network development services	7,876	7,105	771	11
Other	125,755	126,215	(460)	—

Total selling, general, administrative and development expense	$317,437	$298,737	$18,700	6%

Total SG&A for the nine months ended September 30, 2014 increased 6% to $317.4 million.

Domestic rental and management segment SG&A for the nine months ended September 30, 2014 increased 21% to $86.7 million. The increase was primarily driven by increasing personnel costs to support our business, including additional costs associated with the acquisition of MIPT.

International rental and management segment SG&A for the nine months ended September 30, 2014 increased 4% to $97.1 million. The increase was primarily due to the impact of increased personnel costs to support our business, partially offset by the favorable impact of foreign currency fluctuations, as well as the reversal of bad debt expense for amounts previously reserved.

Network development services segment SG&A for the nine months ended September 30, 2014 increased 11% to $7.9 million primarily due to higher personnel costs related to the additional site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

Other SG&A for the nine months ended September 30, 2014 remained constant at $125.8 million. During the nine months ended September 30, 2014, corporate SG&A decreased $8.8 million and was partially offset by an increase of $8.3 million related to stock-based compensation expense. The decrease in corporate SG&A was primarily related to a reduction in legal expenses of $12.5 million, including the recovery of expenses during the nine months ended September 30, 2014, and the reversal of a $2.8 million reserve associated with a non-recurring state tax item. The decrease in corporate SG&A was partially offset by an increase in personnel costs to support our business.

Operating Profit

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$1,490,615	$1,212,723	$277,892	23%
International	525,182	411,026	114,156	28

Total rental and management	2,015,797	1,623,749	392,048	24
Network development services	38,329	26,727	11,602	43%

Domestic rental and management segment operating profit for the nine months ended September 30, 2014 increased 23% to $1,490.6 million. The growth was primarily attributable to an increase in our domestic rental and management segment gross margin (23%) and was partially offset by an increase in our domestic rental and management segment SG&A (21%).

International rental and management segment operating profit for the nine months ended September 30, 2014 increased 28% to $525.2 million. The growth was primarily attributable to an increase in our international rental and management segment gross margin (23%) and was partially offset by an increase in our international rental and management segment SG&A (4%).

Network development services segment operating profit for the nine months ended September 30, 2014 increased 43% to $38.3 million. The increase was primarily attributable to an increase in network development services segment gross margin (37%), partially offset by an increase in our network development services segment SG&A (11%).

Depreciation, Amortization and Accretion

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Depreciation, amortization and accretion	$740,256	$555,334	$184,922	33%

Depreciation, amortization and accretion for the nine months ended September 30, 2014 increased 33% to $740.3 million. The increase was primarily attributable to the depreciation, amortization and accretion associated with the acquisition or construction of approximately 15,770 sites since January 1, 2013, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other operating expenses	$37,852	$35,686	$2,166	6%

Other operating expenses for the nine months ended September 30, 2014 increased 6% to $37.9 million. The increase was primarily attributable to a net increase of $3.8 million in integration and acquisition related costs and was partially offset by a net decrease of $0.5 million in losses from the sale or disposal of assets and impairment charges.

Interest Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest expense	$432,753	$318,916	$113,837	36%

Interest expense for the nine months ended September 30, 2014 increased 36% to $432.8 million. The increase was primarily attributable to an increase of $5.2 billion in our average debt outstanding, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.77% to 4.05%.

Gain (Loss) on Retirement of Long-Term Obligations

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Gain (loss) on retirement of long-term obligations	$1,447	$(37,967)	$39,414	104%

During the nine months ended September 30, 2014, we repaid in full the aggregate principal amount outstanding of the Series 2010-1 Notes and notes assumed in connection with the acquisition from Richland Properties LLC and other related entities (“Richland”) and wrote-off $8.5 million of the unamortized premium associated with the fair value adjustments of the notes assumed. Accordingly, we recorded a gain on retirement of long-term obligations, which was partially offset by prepayment consideration paid.

During the nine months ended September 30, 2013, we recorded a loss of $35.3 million as we repaid the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 issued in the securitization transaction completed in May 2007 and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, during the nine months ended September 30, 2013, we recorded a loss of $2.7 million related to the acceleration of the remaining deferred financing costs associated with our $1.0 billion revolving credit facility entered into in April 2011, which was terminated in June 2013.

Other Expense

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other expense	$54,225	$148,991	$(94,766)	(64)%

During the nine months ended September 30, 2014, other expense was $54.2 million, which reflected $62.6 million of unrealized foreign currency losses, as compared to $151.7 million of unrealized foreign currency losses during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded unrealized foreign currency losses of $275.8 million, of which $213.2 million was recorded in AOCI and $62.6 million was recorded in Other expense.

Income Tax Provision

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Income tax provision	$49,877	$23,361	$26,516	114%
Effective tax rate	7.4%	5.4%

The income tax provision for the nine months ended September 30, 2014 and 2013 was $49.9 million and $23.4 million, respectively. The ETR for the nine months ended September 30, 2014 increased to 7.4% from 5.4%. This increase was primarily attributable to income tax benefits of certain unrealized foreign currency losses during the nine months ended September 30, 2013, as well as an increase in foreign tax expense from our foreign operations for nine months ended September 30, 2014.

The ETR on income from continuing operations for the nine months ended September 30, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$621,602	$408,283	$213,319	52%
Income tax provision	49,877	23,361	26,516	114
Other expense	54,225	148,991	(94,766)	(64)
(Gain) loss on retirement of long-term obligations	(1,447)	37,967	39,414	104
Interest expense	432,753	318,916	113,837	36
Interest income	(8,149)	(5,468)	2,681	49
Other operating expenses	37,852	35,686	2,166	6
Depreciation, amortization and accretion	740,256	555,334	184,922	33
Stock-based compensation expense	61,708	53,155	8,553	16

Adjusted EBITDA	$1,988,677	$1,576,225	$412,452	26%

Net income for the nine months ended September 30, 2014 increased 52% to $621.6 million primarily due to the increase in our operating profit, as described above, as well as decreases in other expense and loss on retirement of long-term obligations. The increase in net income was partially offset by increases in depreciation, amortization and accretion expense, interest expense and income tax provision.

Adjusted EBITDA for the nine months ended September 30, 2014 increased 26% to $1,988.7 million. Adjusted EBITDA growth was primarily attributable to the increase in our gross margin, as described above, and was partially offset by an increase in SG&A of $10.4 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$621,602	$408,283	$213,319	52%
Real estate related depreciation, amortization and accretion	656,166	485,328	170,838	35
Losses from sale or disposal of real estate and real estate related impairment charges	2,855	8,830	(5,975)	(68)
Dividends declared on preferred stock	(12,075)	—	12,075	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	5,362	22,159	(16,797)	(76)

NAREIT FFO	$1,273,910	$924,600	$349,310	38%
Straight-line revenue	(96,320)	(105,968)	(9,648)	(9)
Straight-line expense	29,714	21,319	8,395	39
Stock-based compensation expense	61,708	53,155	8,553	16
Non-cash portion of tax (benefit) provision	(2,502)	189	2,691	1,424
Non-real estate related depreciation, amortization and accretion	84,090	70,006	14,084	20
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	5,133	22,049	(16,916)	(77)
Other expense (1)	54,225	148,991	(94,766)	(64)
(Gain) loss on retirement of long-term obligations	(1,447)	37,967	39,414	104
Other operating expenses (2)	34,997	26,856	8,141	30
Capital improvement capital expenditures	(50,301)	(61,048)	(10,747)	(18)
Corporate capital expenditures	(14,823)	(24,605)	(9,782)	(40)
Adjustments for unconsolidated affiliates and noncontrolling interest	(5,362)	(22,159)	(16,797)	(76)

AFFO	$1,373,022	$1,091,352	$281,670	26%

(1)	Primarily includes unrealized losses on foreign currency exchange rate fluctuations.
(2)	Primarily includes acquisition related costs, integration costs, losses from sale of assets and impairment charges.

NAREIT FFO for the nine months ended September 30, 2014 was $1,273.9 million as compared to NAREIT FFO of $924.6 million for the nine months ended September 30, 2013. AFFO for the nine months ended September 30, 2014 increased 26% to $1,373.0 million as compared to $1,091.4 million for the nine months ended September 30, 2013. AFFO growth was primarily attributable to the increase in our operating profit and a decrease in capital improvement and corporate capital expenditures, partially offset by increases in cash paid for interest and taxes and dividends declared on preferred stock.

Liquidity and Capital Resources

The information in this section updates as of September 30, 2014 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2013 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt offerings. As of September 30, 2014, we had approximately $3.4 billion of total liquidity, comprised of approximately $0.3 billion in cash and cash equivalents and the ability to borrow up to $3.1 billion, net of outstanding letters of credit, under our $2.0 billion multi-currency senior unsecured revolving credit facility entered into in June 2013 (as amended, the “2013 Credit Facility”) and our $1.5 billion senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014.

Summary cash flow information for the nine months ended September 30, 2014 and 2013 is set forth below (in thousands).

	Nine months ended September 30,
	2014	2013
Net cash provided by (used for):
Operating activities	$1,569,606	$1,144,443
Investing activities	(1,103,410)	(958,638)
Financing activities	(461,837)	3,494,759
Net effect of changes in exchange rates on cash and cash equivalents	(2,322)	(8,829)

Net increase in cash and cash equivalents	$2,037	$3,671,735

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

As of September 30, 2014, we had total outstanding indebtedness of approximately $13.9 billion, with a current portion of $1.0 billion. During the nine months ended September 30, 2014, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operations during the next 12 months, together with our borrowing capacity under our credit facilities, will be sufficient to fund our REIT distribution requirements, 5.25% Mandatory Convertible Preferred Stock, Series A (the “Mandatory Convertible Preferred Stock”) dividend payments, capital expenditures, debt service obligations (interest and principal repayments) and pending acquisitions for the next 12 months. As of September 30, 2014, we had approximately $217.6 million of cash and cash equivalents held by our foreign subsidiaries, of which $52.5 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

For the nine months ended September 30, 2014, cash provided by operating activities was $1,569.6 million, an increase of $425.2 million as compared to the nine months ended September 30, 2013. This increase was primarily due to an increase in the operating profit of our rental and management segments, cash provided by working capital and a decrease in restricted cash, partially offset by increases in cash paid for interest and taxes. Working capital was positively impacted by the receipt of capital contributions from tenants and a value added tax refund, partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2014, cash used for investing activities was $1,103.4 million, an increase of $144.8 million as compared to the nine months ended September 30, 2013.

Our significant investing transactions during the nine months ended September 30, 2014 included the following:

•

We spent $723.4 million for purchases of property and equipment and construction activities, including (i) $421.5 million of capital expenditures for discretionary capital projects, including for the construction of approximately 2,145 communications sites and the installation of approximately 505 shared generators domestically, (ii) $90.8 million to acquire land under our towers that was subject to ground agreements (including leases), (iii) $65.2 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $131.9 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $14.0 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

•

We spent $324.9 million for the acquisition of communications sites in Brazil, Ghana, Mexico, Uganda and the United States, as well as obligations related to sites acquired during the year ended December 31, 2013 in Brazil, South Africa and the United States.

We plan to continue to allocate our available capital, after our REIT distribution requirements and Mandatory Convertible Preferred Stock dividend payments, among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2014 total capital expenditures will be between approximately $950 million and $1.0 billion, including (i) between $95 million and $105 million for capital improvements and corporate capital expenditures, (ii) between $35 million and $45 million for start-up capital projects, (iii) between $190 million and $200 million for the redevelopment of existing communications sites, (iv) between $115 million and $125 million for ground lease purchases and (v) between $515 million and $525 million for other discretionary capital projects, including the construction of approximately 2,500 to 3,000 new communications sites.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014, cash used for financing activities was $461.8 million, as compared to cash provided by financing activities of $3,494.8 million during the nine months ended September 30, 2013.

Our significant financing transactions during the nine months ended September 30, 2014 included (i) borrowings of $785.0 million under the 2013 Credit Facility, (ii) a registered public offering through a reopening of our 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million and 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million, (iii) a registered public offering of our 3.450% senior unsecured notes due 2021 (the “3.450% Notes”), in an aggregate principal amount of $650.0 million and (iv) a registered public offering of 6,000,000 shares of the Mandatory Convertible Preferred Stock, and the repayment of (a) $2.3 billion under our revolving credit facilities, (b) $250.0 million of secured indebtedness under the Series 2010-1 Notes, and (c) $196.5 million of secured indebtedness assumed in connection with the acquisition from Richland.

Mandatory Convertible Preferred Stock Offering. On May 12, 2014, we completed a registered public offering of 6,000,000 shares of our Mandatory Convertible Preferred Stock. The net proceeds of the offering were $582.9 million after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund acquisitions, including the acquisition from Richland, initially funded by indebtedness incurred under the 2013 Credit Facility.

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

Mexican Loan. In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of our Mexican subsidiaries entered into a 5.2 billion MXN denominated unsecured bridge loan (the “Mexican Loan”) and subsequently borrowed approximately 4.9 billion MXN (approximately $374.7 million at the date of borrowing). The Mexican subsidiary’s ability to further draw under the Mexican Loan expired in February 2014. During the nine months ended September 30, 2014, the Mexican subsidiary repaid 1.1 billion MXN (approximately $80.4 million on the date of repayment) of the outstanding indebtedness using cash on hand. The Mexican Loan matures on May 1, 2015. As of September 30, 2014, we had 3.9 billion MXN (approximately $287.8 million) outstanding under the Mexican Loan.

Colombian Bridge Loans. In connection with the acquisition of communications sites in Colombia, one of our Colombian subsidiaries entered into six Colombian Peso (“COP”) denominated bridge loans for an aggregate principal amount of 108.0 billion COP (approximately $53.2 million). As of September 30, 2014, the interest rate was 7.84% and the maturity date of the loans was October 4, 2014. In October 2014, we repaid the bridge loans using proceeds from a new Colombian credit facility, as described below, and cash on hand.

Costa Rica Loan. In connection with our acquisition of MIPT, we assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”), which we repaid in full in February 2014.

GTP Notes. In connection with our acquisition of MIPT, we assumed approximately $1.49 billion principal amount of indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of GTP in several securitization transactions (the “GTP Notes”). In August 2014, we repaid in full the aggregate principal amount outstanding of $250.0 million under the Series 2010-1 Notes.

Colombian Loan. In connection with the establishment of our joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., our majority owned subsidiary, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. During the nine months ended September 30, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, which was subsequently converted from debt to equity. In July 2014, we purchased Millicom’s interest in the joint venture and the Colombian Loan using proceeds from borrowings under our 2013 Credit Facility.

Richland Notes. In connection with the acquisition from Richland, we assumed approximately $196.5 million of secured debt (the “Richland Notes”), which we repaid in full in June 2014.

Short-Term Credit Facility. On September 20, 2013, we entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”), which matured on September 19, 2014. The Short-Term Credit Facility was undrawn at the time of maturity.

2014 Credit Facility. During the nine months ended September 30, 2014, we repaid $88.0 million of outstanding indebtedness under our $1.0 billion senior unsecured revolving credit facility (the “2012 Credit Facility”) using net proceeds from the 3.40% Notes and 5.00% Notes.

On September 19, 2014, we entered into an amendment and restatement of the 2012 Credit Facility (the “2014 Credit Facility”), which, among other things, (i) increased the commitments thereunder to $1.5 billion, including a $50.0 million sublimit for swingline loans and a $200.0 million sublimit for letters of credit, (ii) extended the maturity date to January 31, 2020, including up to two optional renewal periods, (iii) amended the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2014 Credit Facility) on a consolidated basis as of the last day of the most recently completed fiscal quarter, (iv) permitted indebtedness owed by certain of our subsidiaries to our joint venture partners and (v) added an expansion feature, which allows us to request up to an aggregate of $500.0 million in additional commitments upon satisfaction of certain conditions.

Amounts borrowed under the 2014 Credit Facility will bear interest, at our option, at a margin above the London Interbank Offered Rate (“LIBOR”) or the Base Rate. For LIBOR based borrowings, interest rates will range from 1.125% to 2.000% above LIBOR. For Base Rate borrowings, interest rates will range from 0.125% to 1.000% above the Base Rate. In each case, the applicable margin is based upon our debt ratings. In addition, the 2014 Credit Facility requires a quarterly commitment fee on the undrawn portion of the commitments ranging from 0.125% to 0.400% per annum, based upon our debt ratings. The current margin over LIBOR that we would incur (should we choose LIBOR Advances) on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the commitments is 0.150%. The 2014 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.

As of September 30, 2014, we had no amounts outstanding under the 2014 Credit Facility and $7.5 million of undrawn letters of credit. In October 2014, we borrowed $304.0 million under the 2014 Credit Facility, which we used to fund acquisitions and repay other existing indebtedness. We maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

2013 Credit Facility. During the nine months ended September 30, 2014, we repaid an aggregate of $2.2 billion of revolving indebtedness under the 2013 Credit Facility using (i) proceeds from the reopened 3.40% Notes and reopened 5.00% Notes, (ii) proceeds from the Mandatory Convertible Preferred Stock, (iii) proceeds from the 3.450% Notes and (iv) cash on hand. During the nine months ended September 30, 2014, we borrowed an additional $785.0 million under the 2013 Credit Facility, which was primarily used to (i) fund acquisitions, including the acquisition from Richland, (ii) repay the Richland Notes, (iii) repay the Series 2010-1 Notes and (iv) purchase Millicom’s interest in the Colombian joint venture and the Colombian Loan.

The 2013 Credit Facility matures on June 28, 2018 and includes two optional one-year renewal periods. The 2013 Credit Facility includes an expansion option allowing us to request additional commitments of up to $750.0 million, including in the form of a term loan. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over LIBOR that we incur on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

On September 19, 2014, we entered into an amendment agreement with respect to the 2013 Credit Facility, which (i) amended the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2013 Credit Facility) on a consolidated basis as of the last day of the most recently completed fiscal quarter and (ii) permitted indebtedness owed by certain of our subsidiaries to our joint venture partners.

As of September 30, 2014, we had $410.0 million outstanding under the 2013 Credit Facility and approximately $3.2 million of undrawn letters of credit. In October 2014, we repaid a net amount of $139.0 million under the 2013 Credit Facility with borrowings under the 2014 Credit Facility and cash on hand. We maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2013 Term Loan. On October 29, 2013, we entered into a $1.5 billion unsecured term loan (as amended, the “2013 Term Loan”), which includes an expansion option allowing us to request additional commitments of up to $500.0 million. The 2013 Term Loan matures on January 3, 2019, and the current interest rate is LIBOR plus 1.250%.

On September 19, 2014, we entered into an amendment agreement with respect to the 2013 Term Loan, which (i) amended the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2013 Term Loan) on a consolidated basis as of the last day of the most recently completed fiscal quarter and (ii) permitted indebtedness owed by certain of our subsidiaries to our joint venture partners.

Colombian Credit Facility. On October 14, 2014, one of our Colombian subsidiaries (“ATC Sitios”) entered into a loan agreement for a new 200.0 billion COP (approximately $96.8 million at the date of borrowing) denominated long-term credit facility (the “Colombian Credit Facility”), which it used, together with cash on hand, to repay the previously existing COP denominated long-term credit facility entered into in October 2012, as well as to repay the Colombian bridge loans on October 24, 2014.

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Credit Facility matures on April 24, 2021 and may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 4.00% above the three-month Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period (as defined in the loan agreement), which results in an interest rate of 8.38% as of October 24, 2014. The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. Accordingly, ATC Sitios entered into an interest rate swap agreement with an aggregate notional value of 100.0 billion COP (approximately $48.4 million) with certain of the lenders under the Colombian Credit Facility on October 27, 2014. As of October 27, 2014, the interest rate, after giving effect to the interest rate swap agreements, is 9.06%.

The Colombian Credit Facility is secured by, among other things, liens on towers owned by ATC Sitios. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

3.40% Senior Notes and 5.00% Senior Notes Offering. On January 10, 2014, we completed a registered public offering of reopened 3.40% Notes and reopened 5.00% Notes in aggregate principal amounts of $250.0 million and $500.0 million, respectively. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As a result, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes is $1.0 billion. We used a portion of the proceeds, together with cash on hand, to repay $88.0 million of outstanding indebtedness under the 2012 Credit Facility and $710.0 million of outstanding indebtedness under the 2013 Credit Facility.

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

3.450% Senior Notes Offering. On August 7, 2014, we completed a registered public offering of the 3.450% Notes in an aggregate principal amount of $650.0 million. The net proceeds from the offering were approximately $641.1 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 3.450% Notes mature on September 15, 2021 and bear interest at a rate of 3.450% per annum. Accrued and unpaid interest on the 3.450% Notes is payable in U.S. Dollars semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2015. Interest on the 3.450% Notes accrues from August 7, 2014 and is computed on the basis of a 360-day year comprised of twelve 30-day months.

We may redeem the 3.40% Notes, the 5.00% Notes or the 3.450% Notes at any time at a redemption price equal to 100% of the principal amount of such notes, plus a make-whole premium, together with accrued interest to the redemption date. If we undergo a change of control and ratings decline, each as defined in the applicable supplemental indenture governing such notes, we may be required to repurchase all of the 3.40% Notes, the 5.00% Notes or the 3.450% Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 3.40% Notes, the 5.00% Notes and the 3.450% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

Each of the applicable supplemental indentures for the 3.40% Notes, the 5.00% Notes and the 3.450% Notes contain certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in each of the supplemental indentures.

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

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. During the nine months ended September 30, 2014, we received an aggregate of $47.9 million in proceeds upon exercises of stock options and from our employee stock purchase plan.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.2 billion to our stockholders, which is primarily taxed as ordinary income.

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

During the nine months ended September 30, 2014, we declared an aggregate of $403.9 million in regular cash distributions to our common stockholders, which included our third quarter distribution of $0.36 per share (approximately $142.7 million) to common stockholders of record at the close of business on September 23, 2014. During the nine months ended September 30, 2014, we declared an aggregate of $16.0 million in cash distributions to our preferred stockholders, which included our third quarter dividend of $1.3125 per share (approximately $7.9 million), payable on November 17, 2014 to preferred stockholders of record at the close of business on November 1, 2014.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of September 30, 2014, the amount accrued for distributions payable related to unvested restricted stock units was $2.9 million. During the nine months ended September 30, 2014, we paid $0.7 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations, reflecting discounts and premiums, as of September 30, 2014 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (1)	1,300,000	March 15, 2023
GTP Notes (2)	1,268,643	Various
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (3)	204,121	Various
Colombian bridge loans (4)	53,249	October 4, 2014
Mexican Loan (5)	287,753	May 1, 2015
Ghana loan (6)	158,327	May 4, 2016
Uganda loan (6)	69,004	June 29, 2019
South African facility (7)	78,507	March 31, 2020
Colombian long-term credit facility (8)	66,053	November 30, 2020
Indian working capital facility	—	—
Other debt, including capital lease obligations	87,881	Various

Total American Tower subsidiary debt	4,073,538

American Tower Corporation debt:
2013 Credit Facility	410,000	June 28, 2018
2013 Term Loan	1,500,000	January 3, 2019
2014 Credit Facility	—	January 31, 2020
4.625% senior notes	599,916	April 1, 2015
7.00% senior notes	500,000	October 15, 2017
4.50% senior notes	999,603	January 15, 2018
3.40% senior notes	1,005,824	February 15, 2019
7.25% senior notes	297,128	May 15, 2019
5.05% senior notes	699,475	September 1, 2020
3.450% senior notes	646,275	September 15, 2021
5.90% senior notes	499,459	November 1, 2021
4.70% senior notes	698,957	March 15, 2022
3.50% senior notes	993,050	January 31, 2023
5.00% senior notes	1,011,071	February 15, 2024

Total American Tower Corporation debt	9,860,758

Total	$13,934,296

(1)	Issued in our March 2013 securitization transaction (the “Securitization”). Maturity date reflects the anticipated repayment date.
(2)	Assumed by us in connection with the acquisition of MIPT. Anticipated repayment dates begin June 15, 2016. In August 2014, we repaid in full the aggregate principal amount outstanding of $250.0 million under the Series 2010-1 Notes.
(3)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”). Anticipated repayment dates begin April 15, 2017.
(4)	Denominated in COP. In October 2014, we repaid the bridge loans using proceeds from the Colombian Credit Facility and cash on hand.
(5)	Denominated in MXN.
(6)	Denominated in U.S. Dollars.
(7)	Denominated in ZAR and amortizes through March 31, 2020.
(8)	Denominated in COP and amortizes through November 30, 2020. In October 2014, we refinanced the Colombian long-term credit facility with borrowings under the Colombian Credit Facility.

A description of our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified $33.1 million as Other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2014. We also classified $34.0 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2014.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to (i) total leverage, (ii) senior secured leverage and (iii) interest coverage, as set forth below. As of September 30, 2014, we were in compliance with each of these covenants.

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.50 to 1.00 through September 30, 2014, and of 6.00 to 1.00 thereafter. Based on our financial performance for the 12 months ended September 30, 2014, we could incur approximately $2.1 billion of additional indebtedness and still remain in compliance with the 6.00 to 1.00 ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $352 million and we would still remain in compliance with the 6.00 to 1.00 ratio.

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA (each as defined in the loan agreements) of 3.00 to 1.00. Based on our financial performance for the 12 months ended September 30, 2014, we could incur approximately $4.4 billion of additional Senior Secured Debt and still remain in compliance with the current ratio (effectively, however, this ratio would be limited to approximately $2.1 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.5 billion and we would still remain in compliance with the current ratio.

Interest Coverage Ratio: In the event our debt ratings fall below investment grade, we will be required to maintain a ratio of Adjusted EBITDA to Interest Expense (each as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended September 30, 2014, our interest expense, which was $543 million for that period, could increase by approximately $508 million and we would still remain in compliance with this ratio. In addition, if our expenses do not change materially from current levels, our revenues could decrease by approximately $1.3 billion and we would still remain in compliance with this ratio.

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

Restrictions Under Agreements Relating to the Securitization and the GTP Notes. The First Amended and Restated Loan and Security Agreement related to the Securitization (the “Loan Agreement”) and the indentures governing the GTP Notes (the “GTP Indentures”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), and the issuers of the GTP Notes (the “GTP Issuers”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement or the applicable GTP Indenture).

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan relating to the Securitization (the “Loan”) or the GTP Notes (as applicable), which must be deposited, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the assets securing the Loan or the GTP Notes are released to the Borrowers or the applicable GTP Issuer, which can then be distributed to, and used by, us. During the nine months ended September 30, 2014, the Borrowers distributed excess cash to us of $535.7 million and the GTP Issuers distributed excess cash to us of $130.5 million.

In order to distribute this excess cash flow to us, the Borrowers and the GTP Issuers must maintain a specified debt service coverage ratio (“DSCR”), calculated as the ratio of the net cash flow (as defined in the Loan Agreement or the applicable GTP Indenture) to the amount of interest required to be paid over the succeeding twelve months on the principal amount of the Loan or the principal amount of the GTP Notes that will be outstanding on the payment date following such date of determination, plus the amount of the payable trustee and servicing fees. If the DSCR with respect to the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in our Securitization (the “Securities”) or any series of GTP Notes issued by GTP Acquisition Partners I, LLC (“GTP Partners”) is equal to or below 1.30x (the “Cash Trap DSCR”) at the end of any calendar quarter and it continues for two consecutive calendar quarters, or if the DSCR with respect to any series of GTP Notes issued by GTP Cellular Sites, LLC (“GTP Cellular Sites”) is equal to or below the Cash Trap DSCR at the end of any calendar month and it continues for two consecutive calendar months, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required with respect to the particular series of Securities or GTP Notes under the Loan Agreement or GTP Indentures, as applicable, will be deposited into reserve accounts instead of being released to the Borrowers or the GTP Issuers. The funds in the reserve accounts will not be released to the Borrowers or GTP Partners for distribution to us unless the DSCR with respect to such series of Securities or GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar quarters. Likewise, the funds in the reserve account will not be released to GTP Cellular Sites for distribution to us unless the DSCR with respect to such series of GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar months.

Additionally, an “amortization period,” commences as of the end of any calendar quarter with respect to the Securities and the series of GTP Notes issued by GTP Partners, and as of the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, if the DSCR of such series equals or falls below 1.15x (the “Minimum DSCR”). The “amortization period” will continue to exist until the end of any calendar quarter with respect to the Securities and the series of GTP Notes issued by GTP Partners for which the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. Similarly, the “amortization period” will continue to exist until the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, for which the DSCR exceeds the Minimum DSCR for two consecutive calendar months.

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

Consequently, a failure to meet the noted DSCR tests could prevent the Borrowers or GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements, make Mandatory Convertible Preferred Stock dividend payments and fund our stock repurchase program. If the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the 5,194 wireless and broadcast communications towers that secure the Loan (the “Secured Towers”), in which case we could lose the Secured Towers and the revenue associated with those towers. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of an aggregate of 2,813 sites and 1,265 property interests owned by subsidiaries of the GTP Issuers and other related assets that secure the GTP Notes (the “GTP Secured Towers”) securing such series, in which case we could lose the GTP Secured Towers and the revenue associated with those assets.

As of September 30, 2014, the Borrowers’ DSCR was 10.11x. Based on the Borrowers’ net cash flow for the calendar quarter ended September 30, 2014, and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Loan, the Borrowers could endure a reduction of approximately $423.5 million in net cash flow before triggering the Cash Trap DSCR, and approximately $430.7 million in net cash flow before triggering the Minimum DSCR. As of September 30, 2014, the DSCR of GTP Partners and GTP Cellular Sites were 2.88x, and 2.49x, respectively. Based on the net cash flow of GTP Partners and GTP Cellular Sites for the calendar quarter ended September 30, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the applicable series of GTP Notes, GTP Partners and GTP Cellular Sites could endure a reduction of approximately $68.7 million and $15.8 million, respectively, in net cash flow before triggering the Cash Trap DSCR, and approximately $75.2 million and $17.7 million, respectively, in net cash flow before triggering the Minimum DSCR.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Accounting Standards Update

For a discussion of recent accounting standards updates, see note 1 to our condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of September 30, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in thousands, except percentages).

Long-Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$60,401	$609,602	$884,189	$665,162	$1,749,371	$7,514,500	$11,483,225	$11,880,080
Average Interest Rate (a)	7.72%	4.64%	5.74%	6.38%	3.44%	4.32%
Variable Rate Debt (b)	$1,640	$300,102	$22,795	$25,811	$439,981	$1,620,988	$2,411,317	$2,396,260
Average Interest Rate (b)(c)	9.83%	4.51%	9.68%	9.67%	1.97%	1.85%

Interest Rate Swaps	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Notional Amount	$871	$6,902	$13,813	$15,664	$18,587	$33,493	$89,330	$(612)
Fixed Rate Debt Rate (d)							10.79%

(a)	Fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); GTP Notes acquired in connection with our acquisition of MIPT ($1.2 billion principal amount due at maturity, the balance as of September 30, 2014 was $1.3 billion); Unison Notes acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of September 30, 2014 was $204.1 million); the 4.625% senior notes due 2015 ($600.0 million principal amount due at maturity, the balance as of September 30, 2014 was $599.9 million); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of September 30, 2014 was $1.0 billion); the 3.40% Notes ($1.0 billion principal amount due at maturity, the balance as of September 30, 2014 was $1.0 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of September 30, 2014 was $297.1 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of September 30, 2014 was $699.5 million); the 3.450% Notes ($650.0 million principal amount due at maturity, the balance as of September 30, 2014 was $646.3 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of September 30, 2014 was $499.5 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of September 30, 2014 was $699.0 million); the 3.50% senior notes due 2023 ($1.0 billion principal amount due at maturity, the balance as of September 30, 2014 was $1.0 billion); the 5.00% Notes ($1.0 billion principal amount due at maturity, the balance as of September 30, 2014 was $1.0 billion); and other debt of $299.5 million (including the Colombian bridge loans, Ghana loan and other debt including capital leases).
(b)	Variable rate debt included the 2013 Credit Facility ($410.0 million), which matures on June 28, 2018 and the 2013 Term Loan ($1.5 billion), which matures on January 3, 2019. Variable rate debt also included $287.8 million of indebtedness under the Mexican Loan, which matures on May 1, 2015, $69.0 million of indebtedness under the Uganda loan, which matures on June 29, 2019, $78.5 million of indebtedness outstanding under the South African facility, which amortizes through March 31, 2020, and $66.1 million of indebtedness under the Colombian long-term credit facility, which amortizes through November 30, 2020. Interest on the 2013 Credit Facility and the 2013 Term Loan is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The interest rate in effect at September 30, 2014 for the 2013 Credit Facility and the 2013 Term Loan was 1.41%. For the nine months ended September 30, 2014, the weighted average interest rate under the 2012 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan was 1.43%. Interest on the Mexican Loan is payable in accordance with the applicable Equilibrium Interbank Interest Rate plus margin (as defined). The Mexican Loan accrued interest at 4.28% at September 30, 2014. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda loan accrued interest at 5.84% at September 30, 2014. Interest on the South African facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at September 30, 2014, after giving effect to our interest rate swap agreements in South Africa, was 10.35%. Interest on the Colombian long-term credit facility is payable in accordance with the applicable IBR agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at September 30, 2014, after giving effect to our interest rate swap agreement in Colombia, was 10.43%.
(c)	Based on interest rates effective as of September 30, 2014.
(d)	Represents the weighted average fixed interest rate based on contractual notional amount as a percentage of total notional amounts.

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $89.3 million, interest rates ranging from 5.78% to 7.83% and expiration dates through November 30, 2020.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2014, was comprised of $410.0 million under the 2013 Credit Facility, $1,500.0 million under the 2013 Term Loan, $287.8 million under the Mexican Loan, $69.0 million under the Uganda loan, $38.7 million under the South African facility after giving effect to our interest rate swap agreements and $16.5 million under the Colombian long-term credit facility after giving effect to our interest rate swap agreement. A 10% increase in current interest rates would result in an additional $3.6 million of interest expense for the nine months ended September 30, 2014.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive income (loss). We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the risk of currency fluctuations. For the nine months ended September 30, 2014, approximately 33% of our revenues and approximately 39% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2014. As of September 30, 2014, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of September 30, 2014, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $22.3 million of unrealized gains or losses that would be included in Other expense in our condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at MIPT for the year ended December 31, 2013. We consider the acquisition of MIPT material to our results of operations, financial position and cash flows. MIPT will be included in our assessment of internal control over financial reporting for the year ended December 31, 2014.

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

As of September 30, 2014, we had approximately $13.9 billion of consolidated debt and the ability to borrow additional amounts of approximately $3.1 billion under our credit facilities, net of any outstanding letters of credit. Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. For the nine months ended September 30, 2014, approximately 33% of our consolidated revenue was generated by our international operations. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

A substantial portion of our total operating revenues is derived from a small number of tenants. For the nine months ended September 30, 2014, four tenants accounted for approximately 84% of our domestic rental and management segment revenue; and five tenants accounted for approximately 57% of our international rental and management segment revenue. If any of these tenants is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. We have historically resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Additionally, due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. Sometimes our tenants face financial difficulty or file for bankruptcy. For example, NII, a U.S. corporation, recently filed for Chapter 11 bankruptcy protection on behalf of itself and certain of its subsidiaries. NII is the ultimate parent company of certain operating subsidiaries in Brazil, Chile and Mexico that collectively represented 6% of our consolidated revenues for the nine months ended September 30, 2014. None of these subsidiaries were included in the Chapter 11 filing. In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures. Downturns in the economy and disruptions in the financial and credit markets have periodically made it more difficult and more expensive to raise capital. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

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

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. Approximately 87% of the communications sites in our portfolio as of September 30, 2014 are located on land we lease pursuant to operating leases. Approximately 75% of the ground leases for these sites have a final expiration date of 2023 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

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

In accordance with GAAP, we are required to assess our goodwill and other intangible assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. These circumstances could include a decline in our actual or expected future cash flows or income, a significant adverse change in the business climate, a decline in market capitalization, or slower growth rates in our industry, among others. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the estimated fair value of other intangible assets in the period the determination is made.

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

AMERICAN TOWER CORPORATION

Date: October 30, 2014	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent and swingline lender, TD Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley MUFG Loan Partners, LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and The Royal Bank of Scotland plc, as co-syndication agents, and the other lenders that are parties thereto.

10.2

Second Amendment to Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on June 28, 2013.

10.3

First Amendment to Term Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s term loan agreement entered into on October 29, 2013.

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