Form 10-K
period 2014-12-31
AMERICAN TOWER CORP /MA/
filed 2015-02-24
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $35.3 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.

As of February 13, 2015, there were 396,708,636 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2014

i

AMERICAN TOWER CORPORATION

TABLE OF CONTENTS—(Continued)

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Proposed Verizon Transaction (as defined in this Annual Report), future prospects of growth in the communications site leasing industry, the effects of consolidation among companies in our industry and among our tenants and other competitive pressures, the level of future expenditures by companies in this industry and other trends in this industry, changes in zoning, tax and other laws and regulations, economic, political and other events, particularly those relating to our international operations, our substantial leverage and debt service obligations, our future financing transactions, our plans to fund our future liquidity needs, our ability to maintain or increase our market share, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (“REIT”), the amount and timing of any future distributions including those we are required to make as a REIT, our future capital expenditure levels, our ability to protect our rights to the land under our towers and natural disasters and similar events. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a global independent owner, operator and developer of communications real estate. Our primary business is the leasing of space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2014. Through our network development services business, we offer tower-related services domestically, which primarily support our site leasing business.

Our communications real estate portfolio of 75,594 communications sites, as of December 31, 2014, includes 28,566 communications towers domestically, 46,598 communications towers internationally and 430 distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators.

American Tower Corporation was originally created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. We are a holding company and conduct our operations through our directly and indirectly owned subsidiaries and joint ventures. Our principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. We conduct our international operations primarily through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international holding and operating subsidiaries and joint ventures.

On February 5, 2015, we signed a definitive agreement with Verizon Communications, Inc. (“Verizon”) pursuant to which we expect to acquire the exclusive right to lease, acquire or otherwise operate and manage up to 11,489 wireless communications sites for $5.056 billion in cash at closing (the “Proposed Verizon Transaction”), subject to certain conditions and limited adjustments.

We operate as a REIT and therefore are generally not subject to U.S. federal income taxes on our income and gains that we distribute to our stockholders, including the income derived from leasing space on our towers. However, even as a REIT, we remain obligated to pay income taxes on earnings from our taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be treated as QRSs, and may reorganize and transfer certain assets or operations from our TRSs to other subsidiaries, including QRSs. During the year ended December 31, 2014, we restructured certain of our German subsidiaries and certain of our domestic TRSs, which included a portion of our network development services segment and indoor DAS networks business, to be treated as QRSs. As a result, as of December 31, 2014, our QRSs include our domestic tower leasing business, most of our operations in Costa Rica, Germany and Mexico and a portion of our network development services segment and indoor DAS networks business.

Our continuing operations are reported in three segments: (i) domestic rental and management, (ii) international rental and management and (iii) network development services. For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 21 to our consolidated financial statements included in this Annual Report.

Products and Services

Rental and Management Operations

Our rental and management operations accounted for approximately 98%, 98% and 97% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their individual communications network equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount and type of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our tenant leases are typically non-cancellable and have annual rent escalations. Our primary costs typically include ground rent (which is primarily fixed, with annual cost escalations) and power and fuel costs, some of which may be passed through to our tenants, as well as property taxes and repairs and maintenance. Our rental and management operations have generated consistent incremental growth in revenue and have low cash flow volatility due to the following characteristics:

•

Consistent demand for our sites. As a result of rapidly growing usage of wireless services and the corresponding wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites. We believe that our global asset base positions us well to benefit from the increasing proliferation of advanced wireless devices and the increasing usage of high bandwidth applications on those devices. We have the ability to add new tenants and new equipment for existing tenants on our sites, which typically results in incremental revenue. Our legacy site portfolio and our established tenant base provide us with a solid platform for new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.

•

Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable ten-year term with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation percentage (approximately 3.0% in the United States) or an inflationary index in our international markets, or a combination of both.

•

High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Historically, churn has been approximately 1% to 2% of total rental and management revenue per year. We define churn as revenue lost when a tenant cancels or does not renew its lease and, in limited circumstances, such as a tenant bankruptcy, reductions in lease rates on existing leases. We derive our churn rate for a given year by dividing our cash revenue lost on this basis by our comparable year ago period cash rental and management segment revenue.

•

High operating margins. Incremental operating costs associated with adding new tenants to an existing communications site are relatively minimal. Therefore, as tenants are added, the substantial majority of incremental revenue flows through to operating profit. In addition, in many of our international markets, certain expenses, such as ground rent or fuel costs, are passed through and shared across our tenant base.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.

Our rental and management operations include the operation of communications towers, managed networks, the leasing of property interests and the provision of backup power through shared generators. Our domestic rental and management segment accounted for approximately 65%, 65% and 67% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Our international rental and management segment, which consists of communications sites in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda, provides a source of growth and diversification, including exposure to markets in various stages of wireless network development. In November 2014, we expanded our global footprint by signing an agreement to acquire over 4,800 communications sites in Nigeria. Our international rental and management segment accounted for approximately 33%, 33% and 30% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Communications Towers. Approximately 95%, 96% and 96% of revenue in our rental and management segments was attributable to our communications towers for the years ended December 31, 2014, 2013 and 2012, respectively.

We lease real estate on our communications towers to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, enhanced specialized mobile radio, mobile video and fixed microwave. Our top domestic and international tenants by revenue are as follows:

•

Domestic: AT&T Mobility, Sprint Nextel, Verizon Wireless and T-Mobile USA accounted for an aggregate of approximately 84% of domestic rental and management segment revenue for the year ended December 31, 2014.

•

International: Telefónica (in Brazil, Chile, Colombia, Costa Rica, Germany, Mexico and Peru), MTN Group Limited (in Ghana, South Africa and Uganda), Nextel International (in Brazil, Chile and Mexico), Grupo Iusacell, S.A. de C.V. (in Mexico, acquired by AT&T in January 2015) and Vodafone (in Germany, Ghana, India and South Africa), accounted for an aggregate of approximately 57% of international rental and management segment revenue for the year ended December 31, 2014.

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

Managed Networks, Property Interests and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites and provide back-up power sources to tenants at our sites.

•

Managed Networks. We own and operate DAS networks primarily in malls and casinos in the United States, Brazil, Chile, Colombia, Ghana, India and Mexico. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants in the United States. Typically, we design, build and operate our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites. We also hold lease rights and easement interests on rooftops capable of hosting communications equipment in locations where towers are generally not a viable solution based on area characteristics. In addition, we provide management services to property owners in the United States who elect to retain full rights to their property while simultaneously marketing the rooftop for wireless communications equipment installation. As the demand for advanced wireless devices in urban markets evolves, we continue to evaluate infrastructure, such as small cell deployment, that may support our tenants’ networks in these areas.

•

Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•	Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.

Network Development Services

Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services. Network development services primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades. This segment accounted for approximately 2%, 2% and 3% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Site Acquisition, Zoning and Permitting. We engage in site acquisition services on our own behalf in connection with our tower development projects, as well as on behalf of our tenants. We typically work with our tenants’ engineers to determine the geographic areas where new communications sites will best address the tenants’ needs and meet their coverage objectives. Once a new site is identified, we acquire the rights to the land or structure on which the site will be constructed, and we manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site.

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

•

Increase the leasing of our existing communications real estate portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in the United States and in our international markets has resulted in significant capital spending by major wireless carriers. As a result, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and have capacity available for additional tenants. In the United States, incremental carrier capital spending is being driven primarily by the build-out of fourth generation (4G) networks, while our international markets are in various stages of network development. As of December 31, 2014, we had a global average of approximately 1.9 tenants per tower. We believe that many of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•

Invest in and selectively grow our communications real estate portfolio. We seek opportunities to invest in and grow our operations through our capital programs, new site construction and acquisitions. We believe we can achieve attractive risk-adjusted returns by pursuing such investments. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases.

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

•

Maintain a strong balance sheet. We remain committed to our disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade ratings. We remain committed to reducing our net leverage through a combination of debt repayment and our continued growth. We continue to focus on maintaining a strong liquidity position and, as of December 31, 2014, had approximately $2.7 billion of available liquidity. We believe that our investment grade ratings provide us consistent access to the capital markets and our liquidity provides us the ability to selectively invest in our portfolio.

Capital Allocation Strategy

The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital. To maintain our qualification for taxation as a REIT, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). After complying with our REIT distribution requirements and paying dividends on our preferred stock, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt, as necessary, to reduce our net leverage to be within our long-term target range.

•

Capital expenditure program. We will continue to invest in and expand our existing communications real estate portfolio through our annual capital expenditure program. This includes capital expenditures associated with maintenance, increasing the capacity of our existing sites and projects such as new site construction, land interest acquisitions and shared generator installations.

•

Acquisitions. We intend to pursue acquisitions of communications sites in our existing or new markets where we can meet our risk-adjusted return on investment criteria. Our risk-adjusted hurdle rates consider additional risks such as the country and counter-parties involved, investment and economic climate, legal and regulatory conditions and industry risk.

•

Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) our capital expenditures, (iii) repayment of debt, as necessary, to reduce our net leverage ratio toward our targeted range and (iv) anticipated future investments, including acquisition opportunities, we will seek to return such excess capital to stockholders.

During 2014, we generated $2.1 billion of cash from operating activities, which along with incremental debt, was used to fund $1.9 billion of investments, including $1.0 billion of acquisitions and $974.4 million of capital expenditures. In addition, in 2014, we paid regular cash distributions in the aggregate of approximately $404.6 million to our common stockholders and approximately $16.0 million to our preferred stockholders.

International Growth Strategy

We believe that, in certain international markets, we can create substantial value by either establishing a new, or expanding our existing communications real estate leasing business. Therefore, we expect we will continue to seek international growth opportunities where we believe our risk-adjusted return objectives can be achieved. We strive to maintain a diversified approach to our international growth strategy by complementing our presence in emerging markets with operations in more developed and established markets, which enables us to leverage multiple stages of wireless network development throughout our global footprint. Our international growth strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses:

•

Country analysis. Prior to entering a new market, we conduct an extensive review of the country’s historical and projected macroeconomic fundamentals, including inflation outlook and foreign currency exchange rate trends, capital markets, tax regime and investment alternatives, and the general business, political and legal environments, including property rights and regulatory regime.

•

Wireless industry analysis. To confirm the presence of sufficient demand to support an independent tower company, we analyze the competitiveness of the country’s wireless market, such as the pricing environment, past and potential industry consolidation and the stage of its wireless network development. Characteristics that result in an attractive investment opportunity include (i) multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks and (ii) incremental spectrum from auctions that have occurred or are anticipated to occur is being, or will be, deployed.

•

Opportunity and counterparty analysis. Once an investment opportunity is identified within a geographic area with an attractive wireless industry, we conduct a multifaceted opportunity and counterparty analysis. This includes evaluating (i) the type of transaction, (ii) its ability to meet our risk-adjusted return criteria given the country and the counterparties involved, including the anticipated anchor tenant and (iii) how the transaction fits within our long-term strategic objectives, including future potential investment and expansion within the region.

Recent Transactions

Acquisitions

From January 1, 2014 through December 31, 2014, we increased our communications site portfolio by approximately 8,450 sites, including approximately 3,133 build-to-suits, and we believe the assets constructed and acquired will be accretive to our consolidated operating margins. Significant acquisitions during the year ended December 31, 2014 included the acquisition of (i) 100% of the equity interests of BR Towers S.A., a Brazilian telecommunications real estate company (“BR Towers”), which at closing owned, or held exclusive use rights for, 4,617 towers and 47 property interests in Brazil and (ii) entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities (“Richland”).

In addition, during the fourth quarter of 2014, we signed definitive agreements to acquire approximately 11,280 additional communications sites in Brazil and Nigeria, and in February 2015, we signed a definitive agreement for the Proposed Verizon Transaction to acquire the exclusive right to lease, acquire or otherwise operate and manage up to 11,489 wireless communications sites in the United States.

We continue to evaluate potential complementary services to supplement our growth and expansion strategy, as well as opportunities to acquire communications real estate portfolios that we believe we can effectively integrate into our existing business. For more information about our acquisitions, see note 6 to our consolidated financial statements included in this Annual Report.

Financing Transactions

During the year ended December 31, 2014, to complement our operational strategy to selectively invest in and grow our communications real estate portfolio, we strengthened our balance sheet by completing a number of key financing initiatives, including those set forth below. For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Senior Notes Offerings. In January 2014, we completed a registered public offering through a reopening of our (i) 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million and our (ii) 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million. In August 2014, we completed a registered public offering of our 3.450% senior unsecured notes due 2021 (the “3.450% Notes”) in an aggregate principal amount of $650.0 million. We used the net proceeds from each offering primarily to repay certain indebtedness under our existing credit facilities.

Mandatory Convertible Preferred Stock Offering. In May 2014, we completed a registered public offering of 6,000,000 shares of our 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Mandatory Convertible Preferred Stock”). We used the net proceeds from the offering to fund acquisitions initially funded by indebtedness incurred under our $2.0 billion multi-currency senior unsecured revolving credit facility (the “2013 Credit Facility”).

Credit Facilities. In September 2014, we entered into an amendment and restatement of our $1.0 billion senior unsecured revolving credit facility (the “2012 Credit Facility”, as amended and restated, the “2014 Credit Facility”), which, among other things, increased the commitments thereunder to $1.5 billion and extended the maturity date to January 31, 2020. As a result, as of December 31, 2014, we had the ability to borrow up to $2.4 billion under our existing credit facilities, net of any outstanding letters of credit.

Regulatory Matters

Towers and Antennas. Our domestic and international tower business is subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for approximately 66% of our total rental and management revenue for the year ended December 31, 2014, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

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

Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, in South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”)

has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid. Accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. In addition, certain municipalities have sought to impose permit fees based upon structural or operational requirements of towers. Our foreign operations may be affected if a country’s regulatory authority restricts or revokes spectrum licenses of certain wireless service providers or implements limitations on foreign ownership.

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

Competition

We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation and GTL Infrastructure Limited, wireless carrier tower consortia such as Indus Towers and private tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites.

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

•

Domestic wireless network investments. According to industry data, aggregate annual wireless capital spending in the United States has averaged over $30 billion over the past three years, resulting in consistent demand for our sites. Demand for our domestic communications sites is driven by:

•	Increasing wireless data usage, which continues to incentivize wireless service providers to focus on network quality and make incremental investments in the coverage and capacity of their networks;

•

Subscriber adoption of advanced wireless data applications such as mobile Internet and video, increasingly advanced devices and the corresponding deployments and densification of advanced networks by wireless service providers to satisfy this incremental demand for high-bandwidth wireless data;

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

•

International wireless network investments. The wireless networks in most of our international markets are typically less advanced than those in our domestic market with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In certain of our international markets, increasing subscriber adoption of wireless data applications, such as email, Internet and video;

•	Spectrum auctions, which result in new market entrants, as well as initial and incremental data network deployments; and

•	The increasing availability of lower cost smartphones internationally.

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

In addition, our customer demand could be adversely affected by the emergence and growth of new technologies, which could make it possible for wireless carriers to increase the capacity and efficiency of their existing networks without the need for incremental cell sites. The increased use of spectrally efficient technologies or the availability of significant incremental spectrum in the marketplace could potentially relieve a portion of our tenants’ network capacity problems, and as a result, could reduce the demand for tower-based antenna space. Additionally, certain complementary network technologies, such as small cell deployments, could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites.

Employees

As of December 31, 2014, we employed 2,974 full-time individuals and consider our employee relations to be satisfactory.

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

Factors affecting the demand for our communications sites and, to a lesser extent, our network development services, could materially and adversely affect our operating results. Those factors include:

•	increased use of network sharing without compensation to us, roaming or resale arrangements by wireless service providers;

•	mergers or consolidations among wireless service providers;

•	zoning, environmental, health or other government regulations or changes in the application and enforcement thereof;

•	governmental licensing of spectrum or restricting or revoking spectrum licenses;

•	a decrease in consumer demand for wireless services due to general economic conditions or other factors, including inflation;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the financial condition of wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies; and

•	technological changes.

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

Extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites without compensation to us may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant. In addition, significant consolidation among our tenants may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew leases with us as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed.

Increasing competition for tenants in the tower industry may materially and adversely affect our pricing.

Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Competitive pricing for tenants on towers from competitors could materially and adversely affect our lease rates.

We may not be able to renew existing tenant leases or enter into new tenant leases, or if we are able to renew or enter new leases, it may be at rates lower than our current rates, resulting in a material adverse impact on our results of operations and growth rate. In addition, should inflation rates exceed our fixed escalator percentages in markets where the majority of our leases include fixed escalators, our income would be adversely affected. Increasing competition for tenants or significant increases in inflation rates could materially and adversely affect our business, results of operations or financial condition.

Competition for assets could adversely affect our ability to achieve our return on investment criteria.

We may experience increased competition, which could make the acquisition of high quality assets significantly more costly. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply lower investment criteria than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets could make it more difficult to achieve our return on investment criteria, which could materially and adversely affect our business, results of operations or financial condition.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively, which could require that we modify or dismantle an existing tower. Zoning authorities and community organizations are often opposed to the construction in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands and requirements. In addition, in certain foreign jurisdictions, we are required to pay annual license fees, and these fees may be subject to substantial increases by the government. Foreign jurisdictions in which we operate and currently are not required to pay license fees may enact license fees, which may apply retroactively. In certain foreign jurisdictions, there may be changes to zoning regulations or construction laws based on site location, which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. Existing regulatory policies may materially and adversely affect the associated timing or cost of construction projects associated with our communications sites and additional regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations. Furthermore, the tax laws, regulations and interpretations governing REITs may change at any time, perhaps with retroactive effect. In addition, some of these changes could have a more significant impact on us as compared to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition. Furthermore, some foreign jurisdictions have implemented regulations governing investment funds or their managers, which may be interpreted to apply to REITs, and there is uncertainty as to the interpretation and implementation of these regulations.

Our leverage and debt service obligations may materially and adversely affect us.

Our leverage could render us unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, our indebtedness. We are also permitted, subject to certain restrictions under our existing indebtedness, to draw down on our credit facilities and obtain additional long-term debt and working capital lines of credit to meet future financing needs.

Our leverage could have significant negative consequences to our business, results of operations or financial condition, including:

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

•

requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, REIT distributions and preferred stock dividends;

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

Failure to successfully and efficiently integrate acquired or leased assets, including from the Proposed Verizon Transaction (the “Verizon Assets”), into our operations may adversely affect our business, operations and financial condition.

Integrating acquired portfolios of communications sites may require significant resources, as well as attention from our management team. In addition, we may incur certain non-recurring charges associated with the integration of acquired or leased assets or businesses into our operations. Further, the significant acquisition-related integration costs could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. For example, the integration of the Verizon Assets, which includes up to 11,489 towers, into our operations will be a significant undertaking, and we anticipate that we will incur certain non-recurring charges associated with the integration of the Verizon Assets into our operations, including costs for tasks such as tower visits and audits and ground and tenant lease verifications. Additional integration challenges include:

•	transitioning all data related to the Verizon Assets, tenants and landlords to a common information technology system;

•	successfully marketing space on the Verizon Assets;

•	successfully transitioning the ground lease rent payment and the tenant billing and collection processes;

•	retaining existing tenants on the Verizon Assets; and

•	maintaining our standards, controls, procedures and policies with respect to the Verizon Assets.

Additionally, we may fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity. If we are not able to meet these integration challenges, we may not realize the benefits we expect from our acquired portfolios and businesses, including the Proposed Verizon Transaction, and our business, financial condition and results of operations will be adversely affected.

Our expansion initiatives involve a number of risks and uncertainties that could adversely affect our operating results, disrupt our operations or expose us to additional risk.

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

Furthermore, our international expansion initiatives are subject to additional risks such as those described in the risk factor immediately below, some of which may require additional resources and personnel.

In addition, as a result of prior acquisitions, we have a substantial amount of intangible assets and goodwill. In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and other intangible assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the estimated fair value of other intangible assets in the period the determination is made.

Our expansion initiatives may not be successful or we may be required to record impairment charges for our goodwill or for other intangible assets, which could have a material adverse effect on our business, results of operations or financial condition.

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

Our international business operations and our expansion into new markets in the future could result in adverse financial consequences and operational problems not typically experienced in the United States. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•

changes to existing or new tax laws or methodologies impacting our international operations, or fees directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which may be applied or enforced retroactively;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	actions restricting or revoking spectrum licenses or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or Office of Foreign Assets Control requirements;

•	material site security issues;

•	significant license surcharges;

•	increases in the cost of labor (as a result of unionization or otherwise), power and other goods and services required for our operations;

•	price setting or other similar laws for the sharing of passive infrastructure; and

•	uncertain or inconsistent laws, regulations, rulings or results from legal or judicial systems, which may be enforced retroactively, and delays in the judicial process.

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

A substantial portion of our total operating revenues is derived from a small number of tenants. If any of these tenants is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants or a material modification of the terms of those leases, either of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

Due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial leverage. Sometimes our tenants, or their parent companies, face financial difficulty or file for bankruptcy.

In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our network development services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

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

Qualification as a REIT requires the application of certain highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. Further, tax reform proposals, if enacted, may adversely affect our ability to remain qualified as a REIT or the benefits of remaining so qualified. There are limited judicial or administrative interpretations of the relevant provisions of the Code.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code:

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

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment, operations and distribution would be reduced.

Furthermore, as a result of our acquisition of MIP Tower Holdings LLC (“MIPT”), we own an interest in a subsidiary REIT. The subsidiary REIT is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT fails to qualify as a REIT, and certain relief provisions do not apply, then (i) the subsidiary REIT would become subject to federal income tax, (ii) the subsidiary REIT will be disqualified from treatment as a REIT for the four taxable years immediately following the year during which qualification was lost, (iii) our ownership of shares in such subsidiary REIT will cease to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test and (iv) we may fail certain of the asset tests applicable to REITs, in which event we will fail to qualify as a REIT unless we are able to avail ourselves of specified relief provisions.

Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

Our use of TRSs enables us to engage in non-REIT qualifying business activities. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy.

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

Further, as a REIT, we must distribute to our stockholders an amount equal to at least 90% of the REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt. As no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders or to use income of our TRSs to fund other investments.

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

We are subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.

We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and state, local and foreign tax authorities. The results of an audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.

Our TRS assets and operations will continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located.

We may need additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements.

To fund capital expenditures, future growth and expansion initiatives and to satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities, asset sales or equity issuances. We anticipate that we may need to obtain additional sources of capital in the future to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements. Depending on market conditions, we may seek to raise capital through credit facilities or debt or equity offerings. An increase in our outstanding debt could lead to a downgrade of our credit rating. A downgrade of our credit rating below investment grade could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund our capital expenditures, future growth and expansion initiatives or satisfy our REIT distribution requirements.

If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.

Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate a tower and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. A significant number of the communications sites in our portfolio are located on land we lease pursuant to operating leases, and the ground leases for these sites have a final expiration date of 2024 and beyond. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.

If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers will be eliminated.

Our communications real estate portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. We may not have the required available capital to exercise our right to purchase leased or subleased towers at the end of the applicable period, or we may choose, for business or other reasons, not to exercise our right to purchase such towers. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers. In the event that we decide to exercise these purchase rights, the benefits of the acquisitions of a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

Restrictive covenants in the agreements related to our securitization transactions, our credit facilities and our debt securities could materially and adversely affect our business by limiting flexibility, and we may be prohibited from paying dividends on our common stock if we fail to pay scheduled dividends on our preferred stock, which may jeopardize our qualification for taxation as a REIT.

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

The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our debt agreements restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities. If these limits prevent us from satisfying our REIT distribution requirements, we could fail to qualify for taxation as a REIT. Even if these limits do not jeopardize our qualification for taxation as a REIT, they may prevent us from distributing 100% of our REIT taxable income, making us subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to timely provide the required information, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.

Further, the terms of our preferred stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding preferred stock for all prior dividend periods, no dividends may be declared or paid on our common stock. A failure to pay dividends on both our preferred and our common stock might jeopardize our qualification for taxation as a REIT for federal income tax purposes. For more information on the terms of our preferred stock, see note 16 to our consolidated financial statements included in this Annual Report.

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

Our operations are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, and for damages and costs relating to off-site migration of hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We may not be at all times in compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition.

Our towers, data centers or computer systems may be affected by natural disasters and other unforeseen events for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen events, such as acts of terrorism. Any damage or destruction to our towers or data centers, or certain unforeseen events, may impact our ability to provide services to our tenants.

As part of our normal business activities, we rely on information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.

While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. Further, we carry business interruption insurance, but our insurance may not adequately cover all of our lost revenue, including from new tenants that could have been added to our towers but for the event. If we are unable to provide services to our tenants, it could lead to tenant loss, resulting in a corresponding material adverse effect on our business, results of operations or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Details of each of our principal offices as of December 31, 2014 are provided below:

Country	Function	Size (approximate square feet)	Property Interest
Domestic Offices
Boston, MA	Corporate Headquarters and American Tower International Headquarters	39,800	Leased
Boca Raton, FL	Managed Sites Headquarters	25,200	Leased
Miami, FL	Latin America Operations Center	6,300	Leased
Atlanta, GA	US Tower Division Accounting Headquarters, Network Development, Network Operations and Program Management Office Field Personnel	21,400	Leased
Marlborough, MA	Information Technology Headquarters	20,500	Leased
Woburn, MA	US Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	149,500	Owned(1)
Cary, NC	US Tower Division, Network Operations Center and Engineering Services Headquarters	43,400	Owned(2)

International Offices
Sao Paulo, Brazil	Brazil Headquarters	24,200	Leased
Santiago, Chile	Chile Headquarters	9,200	Leased
Bogota, Colombia	Colombia Headquarters	13,800	Leased
San Jose, Costa Rica	Costa Rica Headquarters	2,400	Leased
Düsseldorf, Germany	Germany Headquarters	8,400	Leased(3)
Accra, Ghana	Ghana Headquarters	18,500	Leased
Delhi, India	India Headquarters	7,200	Leased
Mumbai, India	India Operations Center	13,600	Leased
Mexico City, Mexico	Mexico Headquarters	32,700	Leased
Lima, Peru	Peru Headquarters	3,700	Leased
Johannesburg, South Africa	South Africa Headquarters	16,100	Leased
Kampala, Uganda	Uganda Headquarters	8,800	Leased

(1)	The Woburn facility is approximately 163,200 square feet. Currently, our offices occupy approximately 149,500 square feet. We lease the remaining space to unaffiliated tenants.
(2)	The Cary facility is approximately 48,300 square feet. Currently, our offices occupy approximately 43,400 square feet. We lease the remaining space to an unaffiliated tenant.
(3)	We lease two office spaces that together occupy an aggregate of approximately 8,400 square feet.

In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses, as well as an office through which we pursue international business development initiatives. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

As of December 31, 2014, we owned and operated a portfolio of 75,594 communications sites in the United States, Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. In November 2014, we signed an agreement to acquire communications sites in Nigeria. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our domestic rental and management segment.

Domestic Rental and Management Segment. Our interests in our domestic communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities. Pursuant to the loan agreement for the securitization transaction completed in March 2013 (the “Securitization”), 5,195 towers in the United States are subject to mortgages, deeds of trust and deeds to secure the loan as of December 31, 2014. In addition, 1,517 property interests in the United States are subject to mortgages and deeds of trust to secure three separate classes of Secured Cellular Site Revenue Notes (the “Unison Notes”) assumed in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”). In connection with our acquisition of MIPT, a private REIT and parent company to Global Tower Partners (“GTP”), we assumed approximately $1.49 billion principal amount of existing indebtedness under six series, consisting of eleven separate classes, of Secured Tower Revenue Notes issued by certain subsidiaries of GTP in several securitization transactions, of which we repaid one series, consisting of two classes, in August 2014 (the remaining notes, the “GTP Notes”). The GTP Notes are secured by, among other things, 2,845 towers and 1,035 property interests and other related assets.

A typical domestic tower site consists of a compound enclosing the tower site, a tower structure and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. The principal types of our domestic towers are guyed, self-supporting lattice and monopole.

•

A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground and can reach heights of up to 2,000 feet. A guyed tower site for a typical broadcast tower can consist of a tract of land of up to 20 acres.

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

International Rental and Management Segment. Our interests in our international communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by private or government entities. Our financings in Colombia and South Africa are secured by an aggregate of 5,220 towers.

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

Ground Leases. Of the 75,164 towers in our portfolio as of December 31, 2014, approximately 88% were located on land we lease. Typically, we seek to enter ground leases with terms of twenty to twenty-five years, which are comprised of initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, approximately 70% of the ground agreements for our sites have a final expiration date of 2024 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other communications service providers. As of December 31, 2014, our four top tenants by total revenue were AT&T Mobility (20%), Sprint Nextel (15%), Verizon Wireless (11%) and T-Mobile USA (10%). In general, our tenant leases have an initial non-cancellable term of ten years, with multiple renewal terms. As a result, approximately 71% of our current tenant leases have a renewal date of 2020 or beyond.

ITEM 3.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents reported quarterly high and low per share sale prices of our common stock on the NYSE for the years 2014 and 2013.

2014	High	Low
Quarter ended March 31	$84.90	$78.38
Quarter ended June 30	90.73	80.10
Quarter ended September 30	99.90	89.05
Quarter ended December 31	106.31	90.20

2013	High	Low
Quarter ended March 31	$79.98	$72.56
Quarter ended June 30	85.26	69.54
Quarter ended September 30	78.33	67.89
Quarter ended December 31	81.36	71.55

On February 13, 2015, the closing price of our common stock was $96.40 per share as reported on the NYSE. As of February  13, 2015, we had 396,708,636 outstanding shares of common stock and 166 registered holders.

Dividends

As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed and expect to continue to distribute all or substantially all of our REIT taxable income after taking into consideration our net operating loss carryforwards (“NOLs”).

In May 2014 we issued the Mandatory Convertible Preferred Stock and subsequently began paying dividends pursuant to the terms thereof. For more information on the Mandatory Convertible Preferred Stock, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.3 billion to our common stockholders, including approximately $150.7 million paid in January 2015. These distributions are primarily taxed as ordinary income.

During the year ended December 31, 2014, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
March 6, 2014	April 25, 2014	April 10, 2014	$0.32	$126.6
May 21, 2014	July 16, 2014	June 17, 2014	$0.34	$134.6
September 10, 2014	October 7, 2014	September 23, 2014	$0.36	$142.7
December 2, 2014	January 13, 2015	December 16, 2014	$0.38	$150.7

Preferred Stock
May 21, 2014	August 15, 2014	August 1, 2014	$1.3563	$8.1
September 10, 2014	November 17, 2014	November 1, 2014	$1.3125	$7.9
December 2, 2014	February 16, 2015	February 1, 2015	$1.3125	$7.9

During the year ended December 31, 2013, we declared and paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
March 12, 2013	April 25, 2013	April 10, 2013	$0.26	$102.8
May 22, 2013	July 16, 2013	June 17, 2013	$0.27	$106.7
September 12, 2013	October 7, 2013	September 23, 2013	$0.28	$110.5
December 4, 2013	December 31, 2013	December 16, 2013	$0.29	$114.5

Performance Graph

This performance graph is furnished and shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The performance graph assumes that on December 31, 2009, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/09	12/10	12/11	12/12	12/13	12/14
American Tower Corporation	$100.00	$119.51	$139.72	$182.24	$190.97	$240.17
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones U.S. Telecommunications Equipment Index	100.00	103.30	95.14	104.42	126.80	146.09
FTSE NAREIT All Equity REITs Index	100.00	127.95	138.55	165.84	170.58	218.38

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.

Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our acquisition of MIPT, which closed in October 2013, significantly impacts the comparability of reported results between periods. Our principal acquisitions are described in note 6 to our consolidated financial statements included in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Rental and management	$4,006,854	$3,287,090	$2,803,490	$2,386,185	$1,936,373
Network development services	93,194	74,317	72,470	57,347	48,962

Total operating revenues	4,100,048	3,361,407	2,875,960	2,443,532	1,985,335

Operating expenses:
Cost of operations (exclusive of items shown separately below)
Rental and management(1)	1,056,177	828,742	686,681	590,272	447,629
Network development services(2)	38,088	31,131	35,798	30,684	26,957
Depreciation, amortization and accretion	1,003,802	800,145	644,276	555,517	460,726
Selling, general, administrative and development expense(3)	446,542	415,545	327,301	288,824	229,769
Other operating expenses	68,517	71,539	62,185	58,103	35,876

Total operating expenses	2,613,126	2,147,102	1,756,241	1,523,400	1,200,957

Operating income	1,486,922	1,214,305	1,119,719	920,132	784,378
Interest income, TV Azteca, net	10,547	22,235	14,258	14,214	14,212
Interest income	14,002	9,706	7,680	7,378	5,024
Interest expense	(580,234)	(458,296)	(401,665)	(311,854)	(246,018)
Loss on retirement of long-term obligations	(3,473)	(38,701)	(398)	—	(1,886)
Other (expense) income(4)	(62,060)	(207,500)	(38,300)	(122,975)	315

Income from continuing operations before income taxes and income on equity method investments	865,704	541,749	701,294	506,895	556,025
Income tax provision	(62,505)	(59,541)	(107,304)	(125,080)	(182,489)
Income on equity method investments	—	—	35	25	40

Income from continuing operations	803,199	482,208	594,025	381,840	373,576
Income from discontinued operations, net	—	—	—	—	30

Net income	803,199	482,208	594,025	381,840	373,606
Net loss (income) attributable to noncontrolling interest	21,711	69,125	43,258	14,622	(670)

Net income attributable to American Tower Corporation stockholders	824,910	551,333	637,283	396,462	372,936
Dividends declared on preferred stock	(23,888)	—	—	—	—

Net income attributable to American Tower Corporation common stockholders	$801,022	$551,333	$637,283	$396,462	$372,936

Net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders(5)	$2.02	$1.40	$1.61	$1.00	$0.93

Diluted net income attributable to American Tower Corporation common stockholders(5)	$2.00	$1.38	$1.60	$0.99	$0.92

Weighted average common shares outstanding:(5)
Basic	395,958	395,040	394,772	395,711	401,152
Diluted	400,086	399,146	399,287	400,195	404,072

Distribution declared per common share	$1.40	$1.10	$0.90	$0.35	$—

Distribution declared per preferred share	$3.98	$—	$—	$—	$—

Other Operating Data:
Ratio of earnings to fixed charges(6)	2.11x	1.89x	2.32x	2.19x	2.65x
Ratio of earnings to combined fixed charges and preferred stock dividends(6)	2.05x	1.89x	2.32x	2.19x	2.65x

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:(7)
Cash and cash equivalents (including restricted cash)(8)	$473,698	$446,492	$437,934	$372,406	$959,935
Property and equipment, net	7,626,817	7,177,728	5,765,856	4,981,722	3,683,474
Total assets	21,331,545	20,283,665	14,089,429	12,242,395	10,370,084
Long-term obligations, including current portion	14,608,708	14,478,278	8,753,376	7,236,308	5,587,388
Total American Tower Corporation equity	3,953,560	3,534,165	3,573,101	3,287,220	3,501,444

(1)	For the years ended December 31, 2014, 2013, 2012 and 2011, amount includes approximately $1.4 million, $1.0 million, $0.8 million and $1.1 million, respectively, of stock-based compensation expense. For the year ended December 31, 2010, there was no stock-based compensation expense included.

(2)	For the years ended December 31, 2014, 2013, 2012 and 2011, amount includes approximately $0.4 million, $0.6 million, $1.0 million and $1.2 million, respectively, of stock-based compensation expense. For the year ended December 31, 2010, there was no stock-based compensation expense included.

(3)	For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, amount includes approximately $78.3 million, $66.6 million, $50.2 million, $45.1 million and $52.6 million, respectively, of stock-based compensation expense.

(4)	For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, amount includes unrealized foreign currency (losses) gains of approximately $(49.3) million, $(211.7) million, $(34.3) million, $(131.1) million and $4.8 million, respectively.

(5)	Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable (i) upon the vesting of restricted stock awards, (ii) upon exercise of stock options and (iii) upon conversion of the Mandatory Convertible Preferred Stock. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see notes 16 and 19 to our consolidated financial statements included in this Annual Report). We use the treasury stock method to calculate the effect of the outstanding restricted stock awards and stock options and use the if-converted method to calculate the effect of the outstanding Mandatory Convertible Preferred Stock.

(6)	For the purpose of this calculation, “earnings” consists of income from continuing operations before income taxes and income on equity method investments, as well as fixed charges (excluding interest capitalized and amortization of interest capitalized). “Fixed charges” consists of interest expensed and capitalized, amortization of debt discounts, premiums and related issuance costs and the component of rental expense associated with operating leases believed by management to be representative of the interest factor thereon.

(7)	Balances have been revised to reflect purchase accounting measurement period adjustments.

(8)	As of December 31, 2014, 2013, 2012, 2011 and 2010, amount includes approximately $160.2 million, $152.9 million, $69.3 million, $42.2 million and $76.0 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report and the accompanying notes, and the information set forth under the caption “Critical Accounting Policies and Estimates” below.

Our continuing operations are reported in three segments: domestic rental and management, international rental and management and network development services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit. We define segment gross margin as segment revenue less segment operating expenses, excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expense. We define segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. Segment gross margin and segment operating profit for the international rental and management segment also include Interest income, TV Azteca, net (see note 21 to our consolidated financial statements included in this Annual Report). These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax benefit (provision).

Executive Overview

We are a global independent owner, operator and developer of communications real estate. Our primary business is the leasing of space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the year ended December 31, 2014 and includes our domestic rental and management segment and our international rental and management segment. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades. We operate as a REIT for U.S. federal income tax purposes.

The following table details the number of communications sites, excluding managed sites, we owned or operated as of December 31, 2014:

Country	Number of Owned Sites	Number of Operated Sites(1)
United States	21,722	7,164
International(2):
Brazil	9,642	2,268
Chile	1,161
Colombia	2,884	706
Costa Rica	464
Germany	2,031
Ghana	2,049
India	12,999
Mexico	8,551	199
Peru	571
South Africa	1,918
Uganda	1,265

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.
(2)	In September 2014, we completed the sale of the operations in Panama.

On February 5, 2015, we signed a definitive agreement for the Proposed Verizon Transaction, pursuant to which we expect to acquire the exclusive right to lease, acquire or otherwise operate and manage up to 11,489 wireless communications sites in the United States for $5.056 billion in cash at closing, subject to certain conditions and limited adjustments.

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the year ended December 31, 2014 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2014, we expect to generate approximately $27 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3.0% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our rental and management operations may also be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multi-year contracts, which typically are non-cancellable; however in some instances, a lease may be canceled upon the payment of a termination fee.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our rental and management operations. During the year ended December 31, 2014, loss of revenue from tenant lease cancellations or renegotiations represented approximately 1.5% of our rental and management operations revenues.

Rental and Management Operations Revenue Growth. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including, but not limited to, amount and type of tenant equipment on the tower, ground space required by the tenant, remaining tower capacity and tower location. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased through tower augmentation.

The primary factors affecting the revenue growth in our domestic and international rental and management segments are:

•	Recurring organic revenue, which is revenue from tenant leases attributable to sites that existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of cancellations;

•	New revenue attributable to leasing additional space on our legacy sites; and

•	New revenue attributable to sites acquired or constructed since the beginning of the prior year period (“new sites”).

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet the corresponding incremental demand for our wireless real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, consistent with our signing of a definitive agreement for the Proposed Verizon Transaction, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and in new markets where we can achieve our risk-adjusted return on investment objectives. In a majority of our international markets, revenue also includes the reimbursement of direct costs such as ground rent or power and fuel costs.

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

•

International. As part of our international expansion initiatives, we have targeted markets in various stages of network development in order to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as MTN Group Limited, Telefónica S.A., Vodafone Group PLC and Bharti Airtel Limited. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

In emerging markets such as Ghana, India and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. In more developed urban locations within these markets, early-stage data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as wireless data usage and smartphone penetration within their customer bases begin to accelerate.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) network build outs and augmentations, with select initial investments in fourth generation (4G) technology. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which mandates that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology such as Germany, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage. With a more mature customer base, higher smartphone penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 46,700 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

Rental and Management Operations New Site Revenue Growth. During the year ended December 31, 2014, we grew our portfolio of communications real estate through the acquisition and construction of approximately 8,450 sites. In a majority of our international markets, the acquisition or construction of new sites results in increased pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2014	2013	2012
Domestic	900	5,260	960
International(1)	7,550	7,810	7,850

(1)	The majority of sites acquired or constructed in 2014 were in Brazil, India and Mexico; in 2013 were in Brazil, Colombia, Costa Rica, India, Mexico and South Africa; and in 2012 were in Brazil, Germany, India and Uganda.

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

Results of Operations

Years Ended December 31, 2014 and 2013

(in thousands, except percentages)

Revenue

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$2,639,790	$2,189,365	$450,425	21%
International	1,367,064	1,097,725	269,339	25

Total rental and management	4,006,854	3,287,090	719,764	22
Network development services	93,194	74,317	18,877	25

Total revenues	$4,100,048	$3,361,407	$738,641	22%

The increase in total revenues was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to the approximately 21,520 new sites that we have constructed or acquired since January 1, 2013. Approximately $260.6 million of the increase was attributable to revenues generated by MIPT.

Domestic rental and management segment revenue growth for the year ended December 31, 2014 was comprised of:

•

Revenue growth of approximately 11%, attributable to the addition of approximately 4,860 domestic sites, as well as managed rooftop and tower sites and land interests under third-party sites, in connection with our acquisition of MIPT;

•

Revenue growth from legacy sites of approximately 9%, including approximately 8% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of over 2% from approximately 1,300 new sites, as well as land interests under third-party sites, constructed or acquired since January 1, 2013 (excluding MIPT); and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue growth for the year ended December 31, 2014 was comprised of:

•

Revenue growth of approximately 20% from approximately 15,360 new sites constructed or acquired since January 1, 2013 (including approximately 460 sites in Costa Rica in connection with our acquisition of MIPT);

•

Revenue growth from legacy sites of approximately 15%, which includes approximately 12% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 1% from the impact of straight-line lease accounting; and

•

A decrease of approximately 11% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 4% related to fluctuations in Ghanaian Cedi (“GHS”), approximately 3% related to fluctuations in Brazilian Reais (“BRL”) and approximately 1% related to fluctuations in Mexican Peso (“MXN”).

Network development services segment revenue growth for the year ended December 31, 2014 was primarily due to an increase in site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

Gross Margin

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$2,124,048	$1,783,946	$340,102	19%
International	838,573	697,614	140,959	20

Total rental and management	2,962,621	2,481,560	481,061	19
Network development services	55,546	43,753	11,793	27%

Domestic rental and management segment gross margin growth for the year ended December 31, 2014 was comprised of:

•

Gross margin growth of approximately 10% attributable to the addition of approximately 4,860 domestic sites, as well as managed rooftop and tower sites and land interests under third-party sites, in connection with our acquisition of MIPT;

•	Gross margin growth from legacy sites of approximately 9%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from new sites (excluding MIPT) of over 2%, primarily associated with the increase in revenue, as described above; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

International rental and management segment gross margin growth for the year ended December 31, 2014 was comprised of:

•	Gross margin growth from new sites (including MIPT) of approximately 15%, primarily associated with the increase in revenue, as described above;

•

Gross margin growth from legacy sites of approximately 13%, primarily associated with the increase in revenue, as described above, which includes the negative impact of approximately 1% as a result of the early termination of a portion of the notes receivable with TV Azteca, which provided a positive impact to 2013 gross margin;

•	Gross margin growth of approximately 2% from the impact of straight-line lease accounting; and

•

A decrease of approximately 10% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in GHS, approximately 3% related to fluctuations in BRL and approximately 1% related to fluctuations in MXN.

Network development services segment gross margin growth for the year ended December 31, 2014 was primarily due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$124,944	$103,989	$20,955	20%
International	133,978	123,338	10,640	9

Total rental and management	258,922	227,327	31,595	14
Network development services	12,469	9,257	3,212	35
Other	175,151	178,961	(3,810)	(2)

Total selling, general, administrative and development expense	$446,542	$415,545	$30,997	7%

The increase in domestic rental and management segment selling, general, administrative and development expense (“SG&A”) for the year ended December 31, 2014 was primarily driven by increasing personnel costs to support our business, including additional costs associated with the acquisition of MIPT, as well as an increase of approximately $11.0 million associated with project cancellation costs.

The increase in international rental and management segment SG&A for the year ended December 31, 2014 was primarily due to the impact of increased personnel costs to support our business, including additional costs associated with acquisitions, partially offset by decreases attributable to impacts of foreign currency fluctuations, as well as the reversal of bad debt expense for amounts previously reserved.

The increase in network development services segment SG&A for the year ended December 31, 2014 was primarily due to higher personnel costs related to the additional site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

The decrease in other SG&A for the year ended December 31, 2014 was primarily due to a decrease in corporate SG&A of $15.5 million, which was partially offset by an increase of $11.7 million related to stock-based compensation expense. The decrease in corporate SG&A was primarily related to a reduction in legal expenses of $22.5 million, including the recovery of expenses during the year ended December 31, 2014, and the reversal of a $2.8 million reserve associated with a non-recurring state tax item. The decrease in corporate SG&A was partially offset by an increase in personnel costs to support our business.

Operating Profit

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Rental and management
Domestic	$1,999,104	$1,679,957	$319,147	19%
International	704,595	574,276	130,319	23

Total rental and management	2,703,699	2,254,233	449,466	20
Network development services	43,077	34,496	8,581	25%

Domestic rental and management segment operating profit growth for the year ended December 31, 2014 was primarily attributable to an increase in our domestic rental and management segment gross margin (19%) and was partially offset by an increase in our domestic rental and management segment SG&A (20%).

International rental and management segment operating profit growth for the year ended December 31, 2014 was primarily attributable to an increase in our international rental and management segment gross margin (20%) and was partially offset by an increase in our international rental and management segment SG&A (9%).

Network development services segment operating profit growth for the year ended December 31, 2014 was primarily attributable to an increase in network development services segment gross margin (27%) and was partially offset by an increase in our network development services segment SG&A (35%).

Depreciation, Amortization and Accretion

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Depreciation, amortization and accretion	$1,003,802	$800,145	$203,657	25%

The increase in Depreciation, amortization and accretion expense for the year ended December 31, 2014 was primarily attributable to the depreciation, amortization and accretion expense associated with the acquisition or construction of approximately 21,520 sites since January 1, 2013, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other operating expenses	$68,517	$71,539	$(3,022)	(4)%

The decrease in Other operating expenses for the year ended December 31, 2014 was primarily attributable to a decrease of $4.0 million from impairment charges and net losses on sales or disposals of long-lived assets and was partially offset by a net increase of $2.4 million in integration, acquisition and merger related costs.

Interest Income, TV Azteca, net

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest income, TV Azteca, net	$10,547	$22,235	$(11,688)	(53)%

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

Interest Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Interest expense	$580,234	$458,296	$121,938	27%

The increase in Interest expense for the year ended December 31, 2014 was primarily attributable to an increase of $3.9 billion in our average debt outstanding, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.40% to 4.06%. The weighted average contractual interest rate was 4.02% at December 31, 2014.

Loss on Retirement of Long-Term Obligations

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Loss on retirement of long-term obligations	$3,473	$38,701	$(35,228)	(91)%

During the year ended December 31, 2014, we paid prepayment consideration, which was partially offset by the write-off of unamortized premium associated with the fair value adjustments of assumed debt, in connection with our (i) repayment of an aggregate of $568.3 million in assumed debt, including debt assumed in connection with our acquisition of MIPT, and (ii) acquisition of the outstanding preferred stock of BR Towers. In addition, we recorded a loss of approximately $1.4 million as a result of settling our previously existing interest rate swap agreement related to a previously existing Colombian Peso (“COP”) denominated long-term credit facility entered into in October 2012 (the “Colombian Long-Term Credit Facility”).

During the year ended December 31, 2013, we recorded a loss of $35.3 million due to the repayment of the $1.75 billion outstanding balance of the Commercial Mortgage Pass-Through Certificates, Series 2007-1 (the “Certificates”) issued in the securitization transaction completed in May 2007 and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, during the year ended December 31, 2013, we recorded a loss of $3.4 million related to the acceleration of the remaining deferred financing costs associated with our $1.0 billion revolving credit facility entered into in April 2011 (the “2011 Credit Facility”), which was terminated in June 2013, and our $750.0 million unsecured term loan entered into in June 2012 (the “2012 Term Loan”), which was terminated in October 2013.

Other Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Other expense	$62,060	$207,500	$(145,440)	(70)%

During the year ended December 31, 2014, other expense reflected $49.3 million of unrealized foreign currency losses, as compared to $211.7 million of unrealized foreign currency losses during the year ended December 31, 2013. We record unrealized foreign currency gains or losses as a result of fluctuations in the foreign currency exchange rates primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. During the year ended December 31, 2014, we recorded unrealized foreign currency losses of $468.6 million, of which $419.3 million was recorded in Accumulated other comprehensive income (loss) (“AOCI”) and $49.3 million was recorded in Other expense (see note 1 to the consolidated financial statements included in this Annual Report).

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Income tax provision	$62,505	$59,541	$2,964	5%
Effective tax rate	7.2%	11.0%

The effective tax rate (“ETR”) during the year ended December 31, 2013 included nonrecurring expense due to the restructuring of our domestic TRSs.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our QRSs. In addition, we are able to offset income in both our TRSs and QRSs by utilizing our NOLs, subject to specified limitations.

The ETR on income from continuing operations for the years ended December 31, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$803,199	$482,208	$320,991	67%
Income tax provision	62,505	59,541	2,964	5
Other expense	62,060	207,500	(145,440)	(70)
Loss on retirement of long-term obligations	3,473	38,701	(35,228)	(91)
Interest expense	580,234	458,296	121,938	27
Interest income	(14,002)	(9,706)	4,296	44
Other operating expenses	68,517	71,539	(3,022)	(4)
Depreciation, amortization and accretion	1,003,802	800,145	203,657	25
Stock-based compensation expense	80,153	68,138	12,015	18

Adjusted EBITDA	$2,649,941	$2,176,362	$473,579	22%

The increase in net income for the year ended December 31, 2014 was primarily due to the increase in our operating profit, as well as decreases in other expense and loss on retirement of long-term obligations. The increase in net income was partially offset by increases in depreciation, amortization and accretion expense, interest expense and stock-based compensation expense.

The increase in Adjusted EBITDA for the year ended December 31, 2014 was primarily attributable to the increase in our gross margin, and was partially offset by an increase in SG&A of $19.3 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2014	2013
Net income	$803,199	$482,208	$320,991	67%
Real estate related depreciation, amortization and accretion	878,714	701,292	177,422	25
Losses from sale or disposal of real estate and real estate related impairment charges	18,160	32,475	(14,315)	(44)
Dividends declared on preferred stock	(23,888)	—	(23,888)	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	(1,815)	41,000	(42,815)	(104)

NAREIT FFO	$1,674,370	$1,256,975	$417,395	33%
Straight-line revenue	(123,716)	(147,664)	(23,948)	(16)
Straight-line expense	38,378	29,732	8,646	29
Stock-based compensation expense	80,153	68,138	12,015	18
Non-cash portion of tax provision	(6,707)	7,865	(14,572)	(185)
Non-real estate related depreciation, amortization and accretion	125,088	98,853	26,235	27
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	8,622	22,955	(14,333)	(62)
Other expense(1)	62,060	207,500	(145,440)	(70)
Loss on retirement of long-term obligations	3,473	38,701	(35,228)	(91)
Other operating expenses(2)	50,357	39,064	11,293	29
Capital improvement capital expenditures	(75,041)	(81,218)	(6,177)	(8)
Corporate capital expenditures	(24,146)	(30,383)	(6,237)	(21)
Adjustments for unconsolidated affiliates and noncontrolling interest	1,815	(41,000)	(42,815)	(104)

AFFO	$1,814,706	$1,469,518	$345,188	23%

(1)	Primarily includes unrealized losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes acquisition-related costs, integration costs, losses from sale of assets and impairment charges.

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

•

Revenue growth of approximately 4% attributable to the addition of approximately 4,860 domestic sites, as well as managed rooftop and tower sites and land interests under third-party sites in connection with our acquisition of MIPT;

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

•

A decrease of approximately 7% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 3% related to fluctuations in BRL, approximately 2% related to fluctuations in South African Rand (“ZAR”) and approximately 2% related to fluctuations in the Indian Rupee (“INR”).

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

•

Gross margin growth of approximately 4% attributable to the addition of approximately 4,860 domestic sites, as well as managed rooftop and tower sites and land interests under third-party sites, in connection with our acquisition of MIPT; and

•

Gross margin growth from new sites (excluding MIPT) of approximately 2%, resulting from the construction or acquisition of approximately 1,360 new sites, as well as land interests under third-party sites since January 1, 2012.

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

Total SG&A for the year ended December 31, 2013 increased 27% to $415.5 million. The increase was primarily attributable to an increase in our international rental and management segment and other SG&A.

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

During the year ended December 31, 2013, loss on retirement of long-term obligations increased to $38.7 million. We recorded a loss of $35.3 million due to the repayment of the $1.75 billion outstanding balance of the Certificates and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, we recorded a loss of $3.4 million related to the acceleration of the remaining deferred financing costs associated with the 2011 Credit Facility, which was terminated in June 2013, and the 2012 Term Loan, which was terminated in October 2013.

Other Expense

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Other expense	$207,500	$38,300	$169,200	442%

During the year ended December 31, 2013, other expense increased to $207.5 million. The increase was primarily a result of an increase in unrealized foreign currency losses of $177.4 million. During the years ended December 31, 2013 and 2012, we recorded unrealized foreign currency losses of approximately $211.7 million and $34.3 million, respectively, resulting primarily from fluctuations in the foreign currency exchange rates associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. The increase in unrealized foreign currency losses is primarily due to the negative impact associated with fluctuations in GHS and BRL.

Income Tax Provision

	Year Ended December 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2012
Income tax provision	$59,541	$107,304	$(47,763)	(45)%
Effective tax rate	11.0%	15.3%

The income tax provision for the year ended December 31, 2013 decreased 45% to $59.5 million. The ETR for the year ended December 31, 2013 decreased to 11.0% from 15.3%. The ETR during the year ended December 31, 2012 included an increase of 8% due to a valuation allowance recorded on certain previously unreserved deferred tax assets. The ETR during the year ended December 31, 2013 included an increase of 4% due to the restructuring of our domestic TRSs.

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

Liquidity and Capital Resources

Overview

During the year ended December 31, 2014, we raised capital, thereby increasing our financial flexibility and our ability to grow our business while reducing our leverage, consistent with our long-term financial policies. Our significant 2014 financing transactions included:

•

The completion of registered public offerings (i) through a reopening of the 3.40% Notes and a reopening of the 5.00% Notes, in aggregate principal amounts of $250.0 million and $500.0 million, respectively and (ii) of the 3.450% Notes in an aggregate principal amount of $650.0 million. We used the net proceeds from each offering to repay certain indebtedness under our existing credit facilities.

•

The completion of a registered public offering of 6,000,000 shares of Mandatory Convertible Preferred Stock. We used the net proceeds of $582.9 million to fund acquisitions initially funded by indebtedness incurred under the 2013 Credit Facility.

•	The amendment and restatement of our 2012 Credit Facility, which, among other things, increased the commitments thereunder to $1.5 billion and extended the maturity date to January 31, 2020.

As of December 31, 2014, we had approximately $2.7 billion of total liquidity, comprised of approximately $313.5 million in cash and cash equivalents and the ability to borrow up to $2.4 billion, net of outstanding letters of credit, under the 2013 Credit Facility and the 2014 Credit Facility.

Summary cash flow information for the years ended December 31, 2014, 2013 and 2012 is set forth below (in thousands):

	2014	2013	2012
Net cash provided by (used for):
Operating activities	$2,134,589	$1,599,047	$1,414,391
Investing activities	(1,949,548)	(5,173,337)	(2,558,385)
Financing activities	(134,591)	3,525,565	1,170,366
Net effect of changes in exchange rates on cash and cash equivalents	(30,534)	(26,317)	12,055

Net increase (decrease) in cash and cash equivalents	$19,916	$(75,042)	$38,427

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations, and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Code. We may also repurchase our existing indebtedness from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.

As of December 31, 2014, we had total outstanding indebtedness of approximately $14.6 billion, with a current portion of $897.6 million. During the year ended December 31, 2014, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operating activities during the year ending December 31, 2015, together with our increased borrowing capacity under our credit facilities and bridge loan commitment, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of December 31, 2014, we had approximately $185.8 million of cash and cash equivalents held by our foreign subsidiaries, of which $67.1 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

For the year ended December 31, 2014, cash provided by operating activities increased $535.5 million as compared to the year ended December 31, 2013. This increase was primarily due to an increase in the operating profit of our rental and management segments, cash provided by working capital and a decrease in restricted cash, partially offset by increases in cash paid for interest and taxes. Working capital was positively impacted by the receipt of capital contributions from tenants and a value added tax refund, partially offset by an increase in accounts receivable.

For the year ended December 31, 2013, cash provided by operating activities increased $184.7 million as compared to the year ended December 31, 2012. This increase was primarily due to an increase in the operating profit of our rental and management segments as compared to the year ended December 31, 2012, partially offset by increases in Other SG&A and cash paid for interest and a decrease in cash provided by working capital. Working capital was positively impacted by the receipt of capital contributions from tenants and partially offset by an increase in prepaid assets.

Cash Flows from Investing Activities

For the year ended December 31, 2014, cash used for investing activities decreased approximately $3,223.8 million, as compared to the year ended December 31, 2013. Our significant investing activities in 2014 included the following:

•

We spent $974.4 million for purchases of property and equipment and construction activities, including (i) $521.6 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 3,133 communications sites and the installation of approximately 530 shared generators domestically, (ii) $133.7 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $99.2 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $194.4 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $25.5 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

•

We completed the acquisition of 100% of the equity interests of BR Towers for an estimated preliminary purchase price of approximately $568.9 million, net of debt assumed and outstanding preferred stock.

•

We spent $441.7 million for the acquisition of an aggregate of approximately 400 communications sites in Brazil, Ghana, Mexico, Uganda and the United States, as well as to satisfy obligations related to sites acquired during the year ended December 31, 2013 in Brazil, South Africa and the United States.

For the year ended December 31, 2013, cash used for investing activities increased approximately $2,615.0 million, as compared to the year ended December 31, 2012. Our significant investing transactions in 2013 included the following:

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

•

We completed the acquisition of MIPT for a purchase price of approximately $4.9 billion, funded by cash payments of $3.3 billion and the assumption of approximately $1.5 billion of existing MIPT debt. In addition, we spent $1.2 billion to acquire approximately 5,330 communications sites in our legacy markets, primarily in Mexico and Brazil.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2015 total capital expenditures will be between approximately $800 million and $900 million, including: (i) between $105 million and $115 million for capital improvements and corporate capital expenditures, (ii) between $30 million and $40 million for start-up capital projects, (iii) between $155 million and $175 million for the redevelopment of existing communications sites, (iv) between $170 million and $190 million for ground lease purchases and (v) between $340 million and $380 million for other discretionary capital projects including the construction of approximately 2,750 to 3,250 new communications sites.

Cash Flows from Financing Activities

Our significant financing transactions were as follows (in millions):

	Year ended December 31, 2014
	2014	2013
Proceeds from term loan	$—	$1,500.0
Proceeds from issuance of senior notes, net	1,415.8	2,221.8
Proceeds from the issuance of preferred stock, net	583.1	—
Proceeds from issuance of Securities	—	1,778.5
Repayment of Certificates	—	(1,750.0)
Repayment of term loan	—	(750.0)
Purchases of common stock	—	(145.0)
Distributions paid on common stock	(404.6)	(434.7)

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

GTP Notes. In connection with our acquisition of MIPT, we assumed approximately $1.49 billion principal amount of existing indebtedness issued by certain subsidiaries of GTP in several securitization transactions. GTP Acquisition Partners I, LLC (“GTP Partners”) issued the Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, and GTP Cellular Sites, LLC (“GTP Cellular Sites,” and together with GTP Partners, the “GTP Issuers”) issued the Series 2012-1 notes and Series 2012-2 notes.

In August 2014, we repaid in full the aggregate principal amount outstanding of $250.0 million under the Series 2010-1 Class C Notes and the Series 2010-1 Class F Notes issued by GTP Towers Issuer, LLC (together, the “Series 2010-1 Notes”).

The following table sets forth certain terms of the GTP Notes:

GTP Notes	Issue Date	Original Principal Amount (in thousands)	Interest Rate	Anticipated Repayment Date	Final Maturity Date
Series 2011-1 Class C notes	March 11, 2011	$70,000	3.967%	June 15, 2016	June 15, 2041
Series 2011-2 Class C notes	July 7, 2011	$490,000	4.347%	June 15, 2016	June 15, 2041
Series 2011-2 Class F notes	July 7, 2011	$155,000	7.628%	June 15, 2016	June 15, 2041
Series 2012-1 Class A notes(1)	February 28, 2012	$100,000	3.721%	March 15, 2017	March 15, 2042
Series 2012-2 Class A notes(1)	February 28, 2012	$114,000	4.336%	March 15, 2019	March 15, 2042
Series 2012-2 Class B notes	February 28, 2012	$41,000	6.413%	March 15, 2019	March 15, 2042
Series 2012-2 Class C notes	February 28, 2012	$27,000	7.358%	March 15, 2019	March 15, 2042
Series 2013-1 Class C notes	April 24, 2013	$190,000	2.364%	May 15, 2018	May 15, 2043
Series 2013-1 Class F notes	April 24, 2013	$55,000	4.704%	May 15, 2018	May 15, 2043

(1)	Does not reflect MIPT’s repayment of approximately $1.4 million aggregate principal amount prior to the date of acquisition and our repayment of approximately $3.5 million aggregate principal amount after the date of acquisition in accordance with the repayment schedules.

BR Towers Debt. In connection with the acquisition of BR Towers, we assumed approximately 671.5 million BRL (approximately $261.1 million based on exchange rates at the date of closing) aggregate principal amount of existing indebtedness consisting of (i) 323.4 million of BRL denominated privately issued simple debentures (“BR Towers Private Debentures”) (with an original principal amount of 330.0 million BRL), (ii) 313.1 million BRL of denominated publicly issued simple debentures (“BR Towers Debentures”) (with an original principal amount of 300.0 million BRL) issued by a subsidiary of BR Towers (the “BRT Issuer”), and (iii) a BRL denominated credit facility with Banco Nacional de Desenvolvimento Economico e Social, which allows a subsidiary of BR Towers (the “BRT Borrower”) to borrow up to 48.1 million BRL through an intermediary bank (the “BR Towers Credit Facility”).

On December 11, 2014, we repaid all amounts outstanding under the BR Towers Private Debentures, which included a prepayment penalty of 3.2 million BRL (approximately $1.2 million on the date of repayment).

The BR Towers Debentures were issued on October 15, 2013, and have a maturity date of October 15, 2023. The BR Towers Debentures bear interest at a rate of 7.40%. The aggregate principal amount of the BR Towers Debentures may be adjusted periodically relative to changes in the National Extended Consumer Price Index. Any such increase in the principal amount will be capitalized in a manner consistent with the agreement governing the BR Towers Debentures (the “Debenture Agreement”). Payments of principal and interest are made quarterly, beginning on January 15, 2014, in accordance with the amortization schedule set forth in the Debenture Agreement.

We may redeem the BR Towers Debentures beginning on October 15, 2018 at the then outstanding principal amount plus a surcharge, calculated in accordance with the Debenture Agreement, and all accrued and unpaid interest thereon. As of December 31, 2014, we had 315.3 million BRL (approximately $118.7 million) aggregate principal amount outstanding under the BR Towers Debentures.

The BR Towers Debentures are secured by (i) 100% of the shares of the BRT Issuer and (ii) all proceeds and rights from the issuance of the BR Towers Debentures, including amounts in a Resource Account (as defined in the applicable agreement). The Debenture Agreement includes contractual covenants and other restrictions customary for public debentures. Among other things, the Debenture Agreement requires that (i) the BRT Issuer maintain a debt service coverage ratio of at least 1.10, (ii) the risk rating of the BR Towers Debentures not be downgraded by two or more notches, (iii) the BRT Issuer meet certain conditions to distribute dividends or interest on the issuer’s own capital, (iv) the issuer not incur additional indebtedness in an aggregate amount greater than 5.0 million BRL (which amount is subject to adjustment as set forth in the agreement) and (v) the issuer maintain a leverage index (as defined in the Debenture Agreement) of at least 30%.

The BR Towers Credit Facility consists of three sublimits of 20.2 million BRL, 27.6 million BRL and 0.2 million BRL, respectively. The sublimits mature between July 15, 2020 and January 15, 2022 and had interest rates between 3.50% and 10.80% as of December 31, 2014.

As of December 31, 2014, 43.5 million BRL (approximately $16.4 million) was outstanding under the BR Towers Credit Facility and the BRT Borrower maintains the ability to draw down the remaining 4.6 million BRL (approximately $1.7 million) until June 26, 2015. The BR Towers Credit Facility is secured by the conditional assignment of receivables.

Mexican Loan. In connection with the acquisition of towers in Mexico from NII Holdings, Inc. (“NII”) during the fourth quarter of 2013, one of our Mexican subsidiaries entered into a 5.2 billion MXN denominated unsecured bridge loan (the “Mexican Loan”) and subsequently borrowed approximately 4.9 billion MXN (approximately $374.7 million at the date of borrowing). Our Mexican subsidiary’s ability to further draw under the Mexican Loan expired in February 2014. The Mexican Loan bears interest at a margin over the Equilibrium Interbank Interest Rate (“TIIE”). During the year ended December 31, 2014, our Mexican subsidiary repaid 1.1 billion MXN (approximately $80.4 million on the date of repayment) of the outstanding indebtedness using cash on hand. As of December 31, 2014, the current margin over TIIE was 1.50%.

Ghana Loan and 2014 Ghana Loan. During the year ended December 31, 2014, our joint venture in Ghana with MTN Group Limited converted $175.2 million of existing notes under the U.S. Dollar-denominated shareholder loan (the “Ghana Loan”) into a new 220.9 million GHS (approximately $68.7 million) denominated shareholder loan (the “2014 Ghana Loan”), as the borrower, with one of our wholly owned subsidiaries (the “ATC Ghana Subsidiary”) and a wholly owned subsidiary of MTN Ghana (the “MTN Ghana Subsidiary”), as the lenders. The 2014 Ghana Loan accrues interest at 21.87% per annum and matures on December 31, 2019. The portion of the loans made by the ATC Ghana Subsidiary is eliminated in consolidation and the portion of the loans made by the MTN Ghana Subsidiary is reported as outstanding debt.

Colombian Credit Facility. On October 14, 2014, one of our Colombian subsidiaries (“ATC Sitios”) entered into a loan agreement for a new 200.0 billion COP (approximately $96.8 million at the date of borrowing) denominated long-term credit facility (the “Colombian Credit Facility”). On October 24, 2014, ATC Sitios used borrowings under the Colombian Credit Facility, together with cash on hand, to repay the Colombian Long-Term Credit Facility, as well as to repay six COP denominated bridge loans, which one of our Colombian subsidiaries had entered into in connection with the acquisition of communications sites in Colombia.

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Credit Facility may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 4.00% above the three-month Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period (as defined in the loan agreement). The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. As of December 31, 2014, the interest rate, after giving effect to the interest rate swap agreements, is 9.05%.

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

Colombian Loan. In connection with the establishment of our joint venture with Millicom International Cellular SA (“Millicom”) and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., our majority owned subsidiary, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with our wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. During the year ended December 31, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, which was subsequently converted from debt to equity. In July 2014, we purchased Millicom’s interest in the joint venture and the Colombian Loan using proceeds from borrowings under the 2013 Credit Facility.

Costa Rica Loan. In connection with our acquisition of MIPT, we assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”), which we repaid in full in February 2014.

Richland Notes. In connection with our acquisition of entities holding a portfolio of communications sites from Richland, we assumed approximately $196.5 million of secured debt (the “Richland Notes”), which we repaid in full in June 2014.

Short-Term Credit Facility. In September 2013, we entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”), which matured on September 19, 2014. The Short-Term Credit Facility was undrawn at the time of maturity.

2013 Credit Facility. In June 2013, we entered into the 2013 Credit Facility. The 2013 Credit Facility has a term of five years and includes two optional one-year renewal periods. The current margin over the London Interbank Offered Rate (“LIBOR”) that we incur on borrowings (should we choose LIBOR Advances) is 1.250% and the current commitment fee on the undrawn portion is 0.150%.

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

During the year ended December 31, 2014, we borrowed $912.0 million and repaid an aggregate of $2.8 billion of revolving indebtedness under the 2013 Credit Facility. As of December 31, 2014, we had no amounts outstanding and approximately $3.2 million of undrawn letters of credit under the 2013 Credit Facility. In February 2015, we borrowed a net amount of $115.0 million under the 2013 Credit Facility. We maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2013 Term Loan. In October 2013, we entered into a $1.5 billion unsecured term loan (the “2013 Term Loan”). The 2013 Term Loan includes an expansion option allowing us to request additional commitments of up to $500.0 million.

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

The 2013 Term Loan matures on January 3, 2019, and the current margin over LIBOR is 1.250%.

2014 Credit Facility. On September 19, 2014, we entered into the 2014 Credit Facility, which amended and restated the 2012 Credit Facility to, among other things, (i) increase the commitments thereunder to $1.5 billion, including a $50.0 million sublimit for swingline loans and a $200.0 million sublimit for letters of credit, (ii) extend the maturity date to January 31, 2020, including up to two optional renewal periods, (iii) amend the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2014 Credit Facility) on a consolidated basis as of the last day of the most recently completed fiscal quarter, (iv) permit indebtedness owed by certain of our subsidiaries to our joint venture partners and (v) add an expansion feature, which allows us to request up to an aggregate of $500.0 million in additional commitments upon satisfaction of certain conditions.

Amounts borrowed under the 2014 Credit Facility will bear interest, at our option, at a margin above LIBOR or the Base Rate. For LIBOR based borrowings, interest rates will range from 1.125% to 2.000% above LIBOR. For Base Rate borrowings, interest rates will range from 0.125% to 1.000% above the Base Rate. In each case, the applicable margin is based upon our debt ratings. In addition, the 2014 Credit Facility requires a quarterly commitment fee on the undrawn portion of the commitments ranging from 0.125% to 0.400% per annum, based upon our debt ratings. The current margin over LIBOR that we incur on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the commitments is 0.150%. The 2014 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium.

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

During the year ended December 31, 2014, we borrowed $1.3 billion and repaid an aggregate of $263.0 million of revolving indebtedness under the 2014 Credit Facility. As of December 31, 2014, we had $1.1 billion outstanding and approximately $8.0 million of undrawn letters of credit. We maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

Amendments to Bank Facilities. On February 5, 2015 and February 20, 2015, we entered into amendment agreements with respect to the 2013 Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. After giving effect to these amendments, our permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 6.00 to 1.00 for the fiscal quarters ended December 31, 2014 through the end of the fiscal quarter ending immediately prior to the closing of the Proposed Verizon Transaction, (ii) 7.25 to 1.00 for the first and second fiscal quarters ending on or after the closing of the Proposed Verizon Transaction, (iii) 7.00 to 1.00 for the two subsequent fiscal quarters and (iii) 6.00 to 1.00 thereafter. In addition, the maximum Incremental Term Loan Commitments (as defined in the agreement governing the 2013 Term Loan) was increased to $1.0 billion and the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the revolving credit facilities) was increased to $3.5 billion and $2.5 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively. Effective February 20, 2015, we received incremental commitments for an additional $500.0 million under each of the 2013 Term Loan and 2014 Credit Facility and $750.0 million under the 2013 Credit Facility. As a result, we have $2.0 billion outstanding under the 2013 Term Loan and may borrow up to $2.0 billion and $2.75 billion under the 2014 Credit Facility and the 2013 Credit Facility, respectively.

Bridge Facility. In connection with the signing of a definitive agreement for the Proposed Verizon Transaction, we entered into a commitment letter (the “Commitment Letter”), dated February 5, 2015, with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide up to $5.05 billion in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Proposed Verizon Transaction. Effective February 20, 2015, the Bridge Loan Commitment was reduced to $3.3 billion as a result of an aggregate of $1.75 billion of additional committed amounts under our existing bank facilities, as described above.

The Commitment Letter contains, and the credit agreement in respect of the Bridge Loan Commitment, if any, will contain, certain customary conditions to funding, including, without limitation, (i) no material adverse effect with respect to Verizon’s land interests, towers, certain related improvements and tower related assets associated with each communications site having occurred since December 31, 2014, (ii) the execution and delivery of definitive financing agreements for the Bridge Loan Commitment and (iii) other customary closing conditions set forth in the Commitment Letter. We will pay certain customary commitment fees and, in the event we make any borrowings, funding and other fees in connection with the Bridge Loan Commitment.

Senior Notes Offerings

3.40% Senior Notes and 5.00% Senior Notes Offering. On January 10, 2014, we completed a registered public offering of reopened 3.40% Notes and reopened 5.00% Notes in aggregate principal amounts of $250.0 million and $500.0 million, respectively. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As a result, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes is $1.0 billion. We used a portion of the proceeds, together with cash on hand, to repay $88.0 million of outstanding indebtedness under the 2014 Credit Facility and $710.0 million of outstanding indebtedness under the 2013 Credit Facility.

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

3.450% Senior Notes Offering. On August 7, 2014, we completed a registered public offering of the 3.450% Notes, in an aggregate principal amount of $650.0 million. The net proceeds from the offering were approximately $641.1 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

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

We may redeem the 3.40% Notes, the 5.00% Notes and the 3.450% Notes at any time at a redemption price equal to 100% of the principal amount of such notes, plus a make-whole premium, together with accrued interest to the redemption date. If we undergo a change of control and ratings decline, each as defined in the applicable supplemental indenture governing such notes, we may be required to repurchase all of the 3.40% Notes, the 5.00% Notes or the 3.450% Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 3.40% Notes, the 5.00% Notes and the 3.450% Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

Each of the applicable supplemental indentures for the 3.40% Notes, the 5.00% Notes and the 3.450% Notes contain certain covenants that restrict our ability to merge, consolidate or sell assets and its (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA, as defined in each of the supplemental indentures.

Redemption of 4.625% Senior Notes. On February 11, 2015, we redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”). In accordance with the redemption provisions and the indenture for the 4.625% Notes, the 4.625% Notes were redeemed at a price equal to 100.5898% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 11, 2015, for an aggregate purchase price of $613.6 million, including approximately $10.0 million of accrued and unpaid interest, which was funded with borrowings under the 2013 Credit Facility. Upon completion of this redemption, none of the 4.625% Notes remained outstanding.

Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”). In September 2013, we temporarily suspended repurchases in connection with our acquisition of MIPT.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2014, we received an aggregate of $62.3 million in proceeds upon exercises of stock options and from our employee stock purchase plan.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.3 billion to our common stockholders, which is primarily taxed as ordinary income.

The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be declared based upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

During the year ended December 31, 2014, we declared an aggregate of $554.6 million in regular cash distributions to our common stockholders, which included our fourth quarter distribution of $0.38 per share (approximately $150.7 million) payable on January 13, 2015 to common stockholders of record at the close of business on December 16, 2014. During the year ended December 31, 2014, we declared an aggregate of $23.9 million in cash distributions to our preferred stockholders, which included a dividend of $1.3125 per share (approximately $7.9 million), payable on February 16, 2015 to preferred stockholders of record at the close of business on February 1, 2015.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of December 31, 2014, the amount accrued for distributions payable related to unvested restricted stock units was $3.4 million. During the year ended December 31, 2014, we paid $0.7 million of distributions upon the vesting of restricted stock units.

For more details on the regular cash distributions paid to our common stockholders during the year ended December 31, 2014, see note 16 to our consolidated financial statements included in this Annual Report.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt, including current portion:
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A(1)	$—	$—	$—	$500,000	$—	$—	$500,000
Secured Tower Revenue Securities, Series 2013-2A(2)	—	—	—	—	—	1,300,000	1,300,000
GTP Notes(3)	4,935	720,640	93,503	245,000	172,987	—	1,237,065
BR Towers Debentures(4)	5,623	8,026	9,904	11,428	15,978	67,728	118,687
BR Towers Credit Facility(4)	1,198	2,874	2,874	2,874	2,874	3,695	16,389
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes(5)	—	—	67,000	—	—	129,000	196,000
Mexican loan(6)	263,426	—	—	—	—	—	263,426
South African Facility(7)	9,448	13,145	14,788	15,610	17,253	4,889	75,133
Colombian Credit Facility(8)	4,180	8,360	12,539	12,539	12,539	33,439	83,596
Shareholder Loans(9)	—	—	—	—	137,655	—	137,655

Total American Tower subsidiary debt	288,810	753,045	200,608	787,451	359,286	1,538,751	3,927,951

American Tower Corporation debt:
2013 Credit Facility	—	—	—	—	—	—	—
2013 Term Loan	—	—	—	—	1,500,000	—	1,500,000
2014 Credit Facility	—	—	—	—	—	1,100,000	1,100,000
4.625% senior notes(10)	600,000	—	—	—	—	—	600,000
7.00% senior notes	—	—	500,000	—	—	—	500,000
4.50% senior notes	—	—	—	1,000,000	—	—	1,000,000
3.40% senior notes	—	—	—	—	1,000,000	—	1,000,000
7.25% senior notes	—	—	—	—	300,000	—	300,000
5.05% senior notes	—	—	—	—	—	700,000	700,000
3.450% senior notes	—	—	—	—	—	650,000	650,000
5.90% senior notes	—	—	—	—	—	500,000	500,000
4.70% senior notes	—	—	—	—	—	700,000	700,000
3.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
5.00% senior notes	—	—	—	—	—	1,000,000	1,000,000

Total American Tower Corporation debt	600,000	—	500,000	1,000,000	2,800,000	5,650,000	10,550,000

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term obligations, excluding capital leases	888,810	753,045	700,608	1,787,451	3,159,286	7,188,751	14,477,951
Cash interest expense	550,000	517,000	485,000	399,000	315,000	654,000	2,920,000
Capital lease payments (including interest)	15,589	14,049	12,905	12,456	10,760	173,313	239,072

Total debt service obligations	1,454,399	1,284,094	1,198,513	2,198,907	3,485,046	8,016,064	17,637,023

Operating lease payments(11)	574,438	553,864	538,405	519,034	502,847	4,214,600	6,903,188
Other non-current liabilities(12)(13)	11,082	20,480	5,705	13,911	4,186	1,860,071	1,915,435

Total	$2,039,919	$1,858,438	$1,742,623	$2,731,852	$3,992,079	$14,090,735	$26,455,646

(1)	Represents anticipated repayment date; final legal maturity date is March 15, 2043.
(2)	Represents anticipated repayment date; final legal maturity date is March 15, 2048.

(3)	In connection with our acquisition of MIPT on October 1, 2013, we assumed approximately $1.49 billion aggregate principal amount of secured notes, $250.0 million of which we repaid in August 2014. The GTP Notes have anticipated repayment dates beginning June 15, 2016.
(4)	Assumed in connection with our acquisition of BR Towers and denominated in BRL. The BR Towers Debenture amortizes through October 2023. The BR Towers Credit Facility amortizes through January 15, 2022.
(5)	Assumed by us in connection with the Unison Acquisition, and have anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.
(6)	Denominated in MXN.
(7)	Denominated in ZAR and amortizes through March 31, 2020.
(8)	Denominated in COP and amortizes through April 24, 2021.
(9)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in USD.
(10)	On February 11, 2015, we redeemed all of the outstanding 4.625% Notes in accordance with the terms thereof.
(11)	Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases.
(12)	Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.
(13)	Excludes $26.6 million of liabilities for unrecognized tax positions and $24.9 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Interest Rate Swap Agreements. We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $79.9 million, interest rates ranging from 5.74% to 7.83% and expiration dates through April 2021. In February 2014, we repaid the Costa Rica Loan and subsequently terminated the associated interest rate swap agreements. Additionally, in connection with entering into the Colombian Credit Facility in October 2014, we terminated our pre-existing interest rate swap agreement and entered into a new interest rate swap agreement with an aggregate notional value of 100.0 billion COP (approximately $41.8 million).

Factors Affecting Sources of Liquidity

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

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our rental and management operations as of the end of 2014 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to (i) total leverage, (ii) senior secured leverage and (iii) interest coverage, as set forth below. As of December 31, 2014, we were in compliance with each of these covenants.

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 6.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2014, we could incur approximately $1.7 billion of additional indebtedness and still remain in compliance with this ratio. In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $291 million and we would still remain in compliance with this ratio. On February 20, 2015, we entered into amendments to the 2013 Term Loan, 2013 Credit Facility and 2014 Credit Facility, pursuant to which this ratio will be increased upon the closing of the Proposed Verizon Transaction.

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA (each as defined in the loan agreements) of 3.00 to 1.00. Based on our financial performance for the twelve months ended December 31, 2014, we could incur approximately $4.5 billion of additional Senior Secured Debt and still remain in compliance with the current ratio (effectively, however, this ratio would be limited to $1.7 billion to remain in compliance with other covenants). In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.5 billion and we would still remain in compliance with the current ratio.

Interest Coverage Ratio: In the event our debt ratings fall below investment grade, we will be required to maintain a ratio of Adjusted EBITDA to Interest Expense (each as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the twelve months ended December 31, 2014, our interest expense, which was $549 million for that period, could increase by approximately $532 million and we would still remain in compliance with this ratio. In addition, if our expenses do not change materially from current levels, our revenues could decrease by approximately $1.3 billion and we would still remain in compliance with this ratio.

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

Restrictions Under Agreements Relating to the Securitization and the GTP Notes. The First Amended and Restated Loan and Security Agreement related to the Securitization (the “Loan Agreement”) and indentures governing the GTP Notes (the “GTP Indentures”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), and the GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement or the applicable GTP Indenture).

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan relating to the Securitization (the “Loan”) or the GTP Notes (as applicable), which must be deposited, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the assets securing the Loan or the GTP Notes are released to the Borrowers or the applicable GTP Issuer, which can then be distributed to, and used by, us. During the year ended December 31, 2014, the Borrowers distributed excess cash to us of $715.7 million and the GTP Issuers have distributed excess cash to us of $164.1 million.

In order to distribute this excess cash flow to us, the Borrowers and the GTP Issuers must maintain a specified debt service coverage ratio (“DSCR”), calculated as the ratio of the net cash flow (as defined in the Loan Agreement or the applicable GTP Indenture) to the amount of interest required to be paid over the succeeding twelve months on the principal amount of the Loan or the principal amount of the GTP Notes that will be outstanding on the payment date following such date of determination, plus the amounts payable for trustee and servicing fees. If the DSCR with respect to the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in our Securitization (the “Securities”) or any series of GTP Notes issued by GTP Partners is equal to or below 1.30x (the “Cash Trap DSCR”) at the end of any calendar quarter and it continues for two consecutive calendar quarters, or if the DSCR with respect to any series of GTP Notes issued by GTP Cellular Sites is equal to or below the Cash Trap DSCR at the end of any calendar month and it continues for two consecutive calendar months, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required with respect to the particular series of Securities or GTP Notes under the Loan Agreement or GTP Indentures, as applicable, will be deposited into reserve accounts instead of being released to the Borrowers or the GTP Issuers. The funds in the reserve accounts will not be released to the Borrowers or GTP Partners for distribution to us unless the DSCR with respect to such series of Securities or GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar quarters. Likewise, the funds in the reserve account will not be released to GTP Cellular Sites for distribution to us unless the DSCR with respect to such series of GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar months.

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

Consequently, a failure to meet the noted DSCR tests could prevent the Borrowers or GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements, make Mandatory Convertible Preferred Stock dividend payments and fund our stock repurchase program. If the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the 5,195 wireless and broadcast communications towers that secure the Loan (the “Secured Towers”), in which case we could lose the Secured Towers and the revenue associated with those towers. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the 2,845 towers and 1,035 property interests and other related assets that secure the GTP Notes (the “GTP Secured Sites”) securing such series of the GTP Notes, in which case we could lose the GTP Secured Sites and the revenue associated with those assets.

As of December 31, 2014, the Borrowers’ DSCR was 10.22x. Based on the Borrowers’ net cash flow for the calendar quarter ended December 31, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Loan, the Borrowers could endure a reduction of approximately $428.6 million in net cash flow before triggering the Cash Trap DSCR, and approximately $435.8 million in net cash flow before triggering the Minimum DSCR. As of December 31, 2014, the DSCR of GTP Partners and GTP Cellular Sites were 2.88x and 2.54x, respectively. Based on the net cash flow of GTP Partners and GTP Cellular Sites for the calendar quarter ended December 31, 2014 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the applicable series of GTP Notes, GTP Partners and GTP Cellular Sites could endure a reduction of approximately $68.7 million and $16.4 million, respectively, in net cash flow before triggering the Cash Trap DSCR, and approximately $75.2 million and $18.4 million, respectively, in net cash flow before triggering the Minimum DSCR.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements, pay Mandatory Convertible Preferred Stock dividends or refinance our existing indebtedness.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2014. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

•

Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable.

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

We review our customer-related intangible assets on a customer by customer basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. We assess recoverability by determining whether the carrying amount of the customer-related intangible assets will be recovered through projected undiscounted cash flows.

If the sum of the estimated undiscounted future cash flows of our long-lived assets is less than the carrying amount of the assets, an impairment loss may be recognized. An impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows to be provided from the asset. We record any related impairment charge in the period in which we identify such impairment.

•

Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable.

Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. We utilize the two step impairment test when testing goodwill for impairment and we employ a discounted cash flow analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. Under the first step of this test, we compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.

During the year ended December 31, 2014, no potential impairment was identified under the first step of the test. The fair value of each of our reporting units was in excess of its carrying amount by a substantial margin.

•

Asset Retirement Obligations: When required, we recognize the fair value of obligations to remove our tower assets and remediate the leased land upon which certain of our tower assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date.

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $13.2 million during the year ended December 31, 2014. The change in 2014 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•

Acquisitions: For those acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. We continue to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future customer cash flows, including rate and terms of renewal and attrition.

•

Revenue Recognition: Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are excluded from the straight-line calculation. Total rental and management straight-line revenues for the years ended December 31, 2014, 2013 and 2012 approximated $123.7 million, $147.7 million and $165.8 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, and approximately 56% of our revenues are derived from four tenants in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of our borrowers and tenants. In recognizing customer revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

•

Rent Expense: Many of the leases underlying our tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. In addition, certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. We calculate straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears to be reasonably assured.

•

Stock-Based Compensation: The stock-based compensation expense recognized over the service period, which is generally the vesting period, is required to include an estimate of the awards that will not fully vest and be forfeited. The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account a number of assumptions at the accounting measurement date including the stock price, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected distributions, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and could significantly impact the value of the option and the compensation expense. The fair value of restricted stock units is based on the fair value of our common stock on the grant date. We recognize stock-based compensation in either selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of our tower assets.

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

We periodically review our deferred tax assets, and we record a valuation allowance if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Valuation allowances would be reversed as a reduction to the provision for income taxes, if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

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

Accounting Standards Update

For a discussion of recent accounting standards updates, see note 1 to our consolidated financial statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of December 31, 2014 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in thousands, except percentages).

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate Debt(a)	$614,310	$726,994	$667,726	$1,751,992	$1,547,555	$6,047,260	$11,355,837	$11,827,396
Average Interest Rate(a)	4.66%	5.03%	6.37%	3.44%	5.19%	4.30%
Variable Rate Debt(b)	$283,314	$31,060	$38,762	$41,108	$1,616,304	$1,206,948	$3,217,496	$3,208,106
Average Interest Rate(b)(c)	5.11%	8.87%	8.79%	8.76%	1.81%	1.98%

Interest Rate Swaps
Notional Amount	$6,874	$10,837	$13,759	$14,175	$15,007	$19,226	$79,878	$(559)
Fixed Rate Debt Rate(d)								10.25%

(a)	Fixed rate debt consisted of: Securities issued in the Securitization ($1.8 billion); GTP Notes, acquired in connection with our acquisition of MIPT ($1.2 billion principal amount due at maturity, the balance as of December 31, 2014 was $1.3 billion); Sublimit B under the BR Towers Credit Facility, acquired in connection with our acquisition of BR Towers (the balance as of December 31, 2014 was $8.7 million); Unison Notes acquired in connection with the Unison Acquisition ($196.0 million principal amount due at maturity, the balance as of December 31, 2014 was $203.7 million); the 4.625% Notes (the balance as of December 31, 2014 was $600.0 million; we redeemed the 4.625% Notes in February 2015); the 7.00% senior notes due 2017 ($500.0 million principal due at maturity); the 4.50% senior notes due 2018 ($1.0 billion principal amount due at maturity, the balance as of December 31, 2014 was $1.0 billion); the 3.40% Notes ($1.0 billion principal amount due at maturity, the balance as of December 31, 2014 was $1.0 billion); the 7.25% senior notes due 2019 ($300.0 million principal amount due at maturity, the balance as of December 31, 2014 was $297.3 million); the 5.05% senior notes due 2020 ($700.0 million principal amount due at maturity, the balance as of December 31, 2014 was $699.5 million); the 3.450% Notes ($650.0 million principal amount due at maturity, the balance as of December 31, 2014 was $646.4 million); the 5.90% senior notes due 2021 ($500.0 million principal amount due at maturity, the balance as of December 31, 2014 was $499.5 million); the 4.70% senior notes due 2022 ($700.0 million principal amount due at maturity, the balance as of December 31, 2014 was $699.0 million); the 3.50% Notes ($1.0 billion principal amount due at maturity, the balance as of December 31, 2014 was $1.0 billion); the 5.00% Notes ($1.0 billion principal amount due at maturity, the balance as of December 31, 2014 was $1.0 billion); and other debt of $164.0 million (including the 2014 Ghana Loan and other debt including capital leases).

(b)	Variable rate debt included the 2013 Term Loan ($1.5 billion), which matures on January 3, 2019 and the 2014 Credit Facility ($1.1 billion), which matures on January 31, 2020. Variable rate debt also included $118.7 million of indebtedness under the BR Towers Debentures, which amortize through October 15, 2023, and $7.6 million of indebtedness under Sublimit A and Sublimit C under the BR Towers Credit Facility, which amortize through July 15, 2020, $263.4 million of indebtedness under the Mexican Loan, which matures on May 1, 2015, $69.0 million of indebtedness under the Uganda loan, which matures on June 29, 2019, $75.1 million of indebtedness outstanding under the South African Facility, which amortizes through March 31, 2020 and $83.6 million of indebtedness under the Colombian Credit Facility, which amortizes through April 24, 2021. Interest on the 2013 Credit Facility, the 2013 Term Loan and the 2014 Credit Facility is payable in accordance with the applicable LIBOR agreement or quarterly and accrues at our option either at LIBOR plus margin (as defined) or the base rate plus margin (as defined). The interest rate in effect at December 31, 2014 for both the 2013 Term Loan and the 2014 Credit Facility was 1.41%. For the year ended December 31, 2014, the weighted average interest rate under the 2013 Credit Facility, the 2014 Credit Facility and the 2013 Term Loan was 1.43%. The BR Towers Debentures bear interest at a rate of 7.40%, and any increase in the aggregate principal amount relative to changes in the National Extended Consumer Price Index will be capitalized pursuant to the Debenture Agreement. Interest on Sublimit A and Sublimit C under the BR Towers Credit Facility is payable in accordance with the Long-Term Interest Rate disclosed by the Central Bank of Brazil plus margin (as defined), which resulted in an interest rate of 10.80% and 5.90%, respectively, at December 31, 2014. Interest on the Mexican Loan is payable in accordance with the applicable TIIE plus margin (as defined). The Mexican Loan accrued interest at 4.82% at December 31, 2014. Interest on the Uganda loan is payable in accordance with the applicable LIBOR plus margin (as defined). The Uganda loan accrued interest at 5.84% at December 31, 2014. Interest on the South African Facility is payable in accordance with the applicable Johannesburg Interbank Agreed Rate (“JIBAR”) agreement and accrues at JIBAR plus margin (as defined). The weighted average interest rate at December 31, 2014, after giving effect to our interest rate swap agreements in South Africa, was 10.34%. Interest on the Colombian Credit Facility is payable in accordance with the applicable Inter-bank Rate (“IBR”) agreement and accrues at IBR plus margin (as defined). The weighted average interest rate at December 31, 2014, after giving effect to our interest rate swap agreement in Colombia, was 9.05%.

(c)	Based on rates effective as of December 31, 2014.

(d)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. In connection with entering into the Colombian Credit Facility in October

2014, we terminated our pre-existing interest rate swap agreement and entered into a new interest rate swap agreement with an aggregate notional value of 100.0 billion COP (approximately $41.8 million). All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $79.9 million, interest rates ranging from 5.74% to 7.83% and expiration dates through April 2021.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2014, was comprised of $1,500.0 million under the 2013 Term Loan, $1,100.0 million under the 2014 Credit Facility, $263.4 million under the Mexican Loan, $118.7 million under the BR Towers Debentures, $69.0 million under the Uganda loan, $37.1 million under the South African Facility after giving effect to our interest rate swap agreements, $41.8 million under the Colombian Credit Facility after giving effect to our interest rate swap agreements and $7.6 million under Sublimit A and Sublimit C under the BR Towers Credit Facility. A 10% increase in current interest rates would result in an additional $7.0 million of interest expense for the year ended December 31, 2014.

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of AOCI. We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of currency fluctuations. For the year ended December 31, 2014, approximately 33% of our revenues and approximately 39% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at December 31, 2014. As of December 31, 2014, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of December 31, 2014, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being of long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $18.5 million of unrealized gains or losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2014.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

In October 2013, we acquired MIPT and, as permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at MIPT for the year ended December 31, 2013. We completed and integrated the controls of MIPT, which are included in our assessment of internal control over financial reporting for the year ended December 31, 2014.

Other than as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 24, 2015

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and their respective ages and positions as of February 13, 2015 are set forth below:

James D. Taiclet, Jr.	54	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	56	Executive Vice President and Chief Financial Officer
Edmund DiSanto	62	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	51	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	53	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr.	51	Senior Vice President, Finance and Corporate Controller
Amit Sharma	64	Executive Vice President and President, Asia

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

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer, and assumed the role of Treasurer from February 2012 until December 2013. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis, and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President, Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett currently serves on the board of directors of Equinix, Inc. Mr. Bartlett earned his M.B.A. degree from Rutgers University and a Bachelor of Science in Engineering from Lehigh University, and became a Certified Public Accountant.

Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Prior to joining us in April 2007, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies, and from 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned his J.D. degree from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the board of directors of the Business Council for International Understanding.

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

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed our Executive Vice President and President, U.S. Tower Division. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. In October 2010, Mr. Marshall was appointed a director of PCIA -The Wireless Infrastructure Association. In April 2011, he was appointed a Director of the Competitive Carriers Association, formerly known as the Rural Cellular Association. Mr. Marshall earned his M.B.A. degree from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2015.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR. James D. Taiclet, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2015

/S/ THOMAS A. BARTLETT Thomas A. Bartlett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2015

/S/ ROBERT J. MEYER, JR Robert J. Meyer, Jr.	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 24, 2015

/S/ RAYMOND P. DOLAN Raymond P. Dolan	Director	February 24, 2015

/S/ RONALD M. DYKES Ronald M. Dykes	Director	February 24, 2015

/S/ CAROLYN F. KATZ Carolyn F. Katz	Director	February 24, 2015

/S/ GUSTAVO LARA CANTU Gustavo Lara Cantu	Director	February 24, 2015

/S/ CRAIG MACNAB Craig Macnab	Director	February 24, 2015

/S/ JOANN A. REED JoAnn A. Reed	Director	February 24, 2015

/S/ PAMELA D. A. REEVE Pamela D. A. Reeve	Director	February 24, 2015

/S/ DAVID E. SHARBUTT David E. Sharbutt	Director	February 24, 2015

/S/ SAMME L. THOMPSON Samme L. Thompson	Director	February 24, 2015

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tower Corporation

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 24, 2015

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$313,492	$293,576
Restricted cash	160,206	152,916
Short-term investments	6,302	18,612
Accounts receivable, net	198,714	151,165
Prepaid and other current assets	254,622	347,417
Deferred income taxes	14,632	22,401

Total current assets	947,968	986,087

PROPERTY AND EQUIPMENT, net	7,626,817	7,177,728
GOODWILL	4,017,082	3,854,802
OTHER INTANGIBLE ASSETS, net	6,889,331	6,570,119
DEFERRED INCOME TAXES	253,186	266,909
DEFERRED RENT ASSET	1,030,707	918,847
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	566,454	509,173

TOTAL	$21,331,545	$20,283,665

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$90,366	$172,938
Accrued expenses	417,754	421,188
Distributions payable	159,864	575
Accrued interest	130,265	105,751
Current portion of long-term obligations	897,624	70,132
Unearned revenue	233,819	162,079

Total current liabilities	1,929,692	932,663

LONG-TERM OBLIGATIONS	13,711,084	14,408,146
ASSET RETIREMENT OBLIGATIONS	609,035	549,548
OTHER NON-CURRENT LIABILITIES	1,028,382	803,268

Total liabilities	17,278,193	16,693,625

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized; 5.25% Mandatory Convertible Preferred Stock, Series A, 6,000,000 and no shares issued and outstanding, respectively	60	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 399,508,751 and 397,674,350 shares issued; and 396,698,725 and 394,864,324 shares outstanding, respectively	3,995	3,976
Additional paid-in capital	5,788,786	5,130,616
Distributions in excess of earnings	(837,320)	(1,081,467)
Accumulated other comprehensive loss	(794,221)	(311,220)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)

Total American Tower Corporation equity	3,953,560	3,534,165
Noncontrolling interest	99,792	55,875

Total equity	4,053,352	3,590,040

TOTAL	$21,331,545	$20,283,665

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES:
Rental and management	$4,006,854	$3,287,090	$2,803,490
Network development services	93,194	74,317	72,470

Total operating revenues	4,100,048	3,361,407	2,875,960

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $1,397, $977 and $793, respectively)	1,056,177	828,742	686,681
Network development services (including stock-based compensation expense of $440, $567 and $968, respectively)	38,088	31,131	35,798
Depreciation, amortization and accretion	1,003,802	800,145	644,276
Selling, general, administrative and development expense (including stock-based compensation expense of $78,316, $66,594 and $50,222, respectively)	446,542	415,545	327,301
Other operating expenses	68,517	71,539	62,185

Total operating expenses	2,613,126	2,147,102	1,756,241

OPERATING INCOME	1,486,922	1,214,305	1,119,719

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,482, $1,483 and $1,485, respectively	10,547	22,235	14,258
Interest income	14,002	9,706	7,680
Interest expense	(580,234)	(458,296)	(401,665)
Loss on retirement of long-term obligations	(3,473)	(38,701)	(398)
Other expense (including unrealized foreign currency losses of $49,319, $211,722 and $34,330, respectively)	(62,060)	(207,500)	(38,300)

Total other expense	(621,218)	(672,556)	(418,425)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME ON EQUITY METHOD INVESTMENTS	865,704	541,749	701,294
Income tax provision	(62,505)	(59,541)	(107,304)
Income on equity method investments	—	—	35

NET INCOME	803,199	482,208	594,025
Net loss attributable to noncontrolling interest	21,711	69,125	43,258

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	824,910	551,333	637,283
Dividends declared on preferred stock	(23,888)	—	—

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$801,022	$551,333	$637,283

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$2.02	$1.40	$1.61

Diluted net income attributable to American Tower Corporation common stockholders	$2.00	$1.38	$1.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	395,958	395,040	394,772

DILUTED	400,086	399,146	399,287

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$803,199	$482,208	$594,025
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $151, $(374) and $905, respectively	(1,931)	1,107	(5,315)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $(158), $(237) and $(208), respectively	3,448	2,572	1,132
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	495
Foreign currency translation adjustments, net of taxes of $14,247, $9,207 and $7,677, respectively	(526,890)	(135,079)	(58,387)

Other comprehensive loss	(525,373)	(131,400)	(62,075)

Comprehensive income	277,826	350,808	531,950

Comprehensive loss attributable to noncontrolling interest	64,083	72,652	64,603

Comprehensive income attributable to American Tower Corporation stockholders	$341,909	$423,460	$596,553

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2012	—	—	393,642,079	$3,936	—	$—	$4,903,800	$(142,617)	$(1,477,899)	$122,922	$3,410,142

Stock-based compensation related activity	—	—	2,233,390	22	—	—	103,798	—	—	—	103,820
Issuance of common stock—stock purchase plan	—	—	87,749	1	—	—	4,526	—	—	—	4,527
Treasury stock activity	—	—	—	—	(872,005)	(62,728)	—	—	—	—	(62,728)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(4,733)	—	(582)	(5,315)
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	998	—	134	1,132
Reclassification of unrealized losses on available-for-sale securities to net income	—	—	—	—	—	—	—	495	—	—	495
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(37,490)	—	(20,897)	(58,387)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	53,341	53,341
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(580)	(580)
Dividends/distributions declared	—	—	—	—	—	—	—	—	(356,291)	—	(356,291)
Net income (loss)	—	—	—	—	—	—	—	—	637,283	(43,258)	594,025

BALANCE, DECEMBER 31, 2012	—	—	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181

Stock-based compensation related activity	—	—	1,633,380	16	—	—	113,566	—	—	—	113,582
Issuance of common stock—stock purchase plan	—	—	77,752	1	—	—	4,926	—	—	—	4,927
Treasury stock activity	—	—	—	—	(1,938,021)	(145,012)	—	—	—	—	(145,012)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	867	—	240	1,107
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	2,420	—	152	2,572
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(131,160)	—	(3,919)	(135,079)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(573)	(573)
Dividends/distributions declared	—	—	—	—	—	—	—	—	(435,893)	—	(435,893)
Net income (loss)	—	—	—	—	—	—	—	—	551,333	(69,125)	482,208

BALANCE, DECEMBER 31, 2013	—	—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

Stock-based compensation related activity	—	—	1,753,286	18	—	—	119,716	—	—	—	119,734
Issuance of common stock—stock purchase plan	—	—	81,115	1	—	—	5,717	—	—	—	5,718
Issuance of preferred stock	6,000,000	60	—	—	—	—	582,599				582,659
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(1,966)	—	35	(1,931)
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	3,288	—	160	3,448
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(484,323)	—	(42,567)	(526,890)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	123,526	123,526
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(566)	(566)
Purchase of noncontrolling interest					—	—	(49,862)			(14,960)	(64,822)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	(556,875)	—	(556,875)
Preferred stock dividends declared	—	—	—	—					(23,888)	—	(23,888)
Net income (loss)	—	—	—	—	—	—	—	—	824,910	(21,711)	803,199

BALANCE, DECEMBER 31, 2014	6,000,000	$60	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$803,199	$482,208	$594,025
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	1,003,802	800,145	644,276
Stock-based compensation expense	80,153	68,138	51,983
Decrease (increase) in restricted cash	7,522	(52,717)	(26,500)
Loss on investments, unrealized foreign currency loss and other non-cash expense	65,881	222,390	60,002
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	26,143	32,672	34,280
Loss on early retirement of long-term obligations	3,379	35,288	—
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	(4,870)	7,596	11,090
Provision for losses on accounts receivable	(1,748)	(1,410)	(4,155)
Deferred income taxes	1,384	(29,485)	29,300
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(84,529)	(19,080)	(43,679)
Prepaid and other assets	(1,437)	(96,038)	84,640
Deferred rent asset	(122,230)	(145,689)	(164,219)
Accounts payable and accrued expenses	34,711	83,746	21,880
Accrued interest	45,514	51,076	25,031
Unearned revenue	218,393	108,487	68,015
Deferred rent liability	38,378	30,246	33,707
Other non-current liabilities	20,944	21,474	(5,285)

Cash provided by operating activities	2,134,589	1,599,047	1,414,391

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(974,404)	(724,532)	(568,048)
Payments for acquisitions, net of cash acquired	(1,010,637)	(4,461,764)	(1,997,955)
Net proceeds from sale of assets	15,464	—	—
Proceeds from sales of short-term investments, available-for-sale securities and other long-term assets	1,434,831	421,714	374,682
Payments for short-term investments	(1,395,316)	(427,267)	(352,306)
Deposits, restricted cash and other	(19,486)	18,512	(14,758)

Cash used in investing activities	(1,949,548)	(5,173,337)	(2,558,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) short-term borrowings, net	—	8,191	(55,264)
Borrowings under credit facilities	2,187,000	3,507,000	2,582,000
Proceeds from issuance of senior notes, net	1,415,844	2,221,792	698,670
Proceeds from term loan	—	1,500,000	750,000
Proceeds from other long-term borrowings	102,070	402,688	177,299
Proceeds from issuance of Securities in Securitization transaction, net	—	1,778,496	—
Repayments of notes payable, credit facilities and capital leases	(3,903,144)	(5,337,339)	(2,658,566)
Contributions from noncontrolling interest holders, net	9,098	17,447	52,761
Purchases of common stock	—	(145,012)	(62,728)
Proceeds from stock options and stock purchase plan	62,276	45,496	55,441
Distributions paid on common stock	(404,631)	(434,687)	(355,574)
Distributions paid on preferred stock	(16,013)	—	—
Proceeds from the issuance of preferred stock, net	583,105	—	—
Purchase of preferred stock assumed in an acquisition	(59,111)	—	—
Payment for early retirement of long-term obligations	(11,593)	(29,234)	—
Deferred financing costs and other financing activities	(34,670)	(9,273)	(13,673)
Purchase of noncontrolling interest	(64,822)	—	—

Cash (used in) provided by financing activities	(134,591)	3,525,565	1,170,366

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(30,534)	(26,317)	12,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,916	(75,042)	38,427
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	293,576	368,618	330,191

CASH AND CASH EQUIVALENTS, END OF YEAR	$313,492	$293,576	$368,618

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), a global independent owner, operator and developer of communications real estate. The Company’s primary business is the leasing of space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations.

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”) and, therefore, is generally not subject to federal income taxes on its income and gains that it distributes to its stockholders, including the income derived from leasing space on its towers. However, even as a REIT, the Company remains obligated to pay income taxes on earnings from its taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs that hold certain of its operations to be treated as QRSs, and may reorganize and transfer certain assets or operations from its TRSs to other subsidiaries, including QRSs. For all periods subsequent to the conversion from a TRS to a QRS, the Company includes the income from the QRS as part of its REIT taxable income for the purpose of computing its REIT distribution requirements. During the year ended December 31, 2014, the Company restructured certain of its German subsidiaries and certain of its domestic TRSs, which included a portion of its network development services segment and indoor DAS networks business, to be treated as QRSs. As a result, as of December 31, 2014, the Company’s QRSs include its domestic tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a portion of its network development services segment and indoor DAS networks business.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and approximately 56% of its current year revenues are derived from four tenants. In addition, the Company has concentrations of credit risk in certain geographic areas.

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

	2014	2013	2012
Balance as of January 1	$19,895	$20,406	$24,412
Current year increases	8,243	7,025	8,028
Write-offs, net of recoveries and other	(10,832)	(7,536)	(12,034)

Balance as of December 31	$17,306	$19,895	$20,406

Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheets and included as a component of comprehensive income.

Transactional gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany notes whose payment is not planned or anticipated in the foreseeable future is reflected in AOCI in the consolidated balance sheets and included as a component of comprehensive income. During the year ended December 31, 2014, the Company recorded unrealized foreign currency losses of $468.6 million, of which $419.3 million was recorded in AOCI and $49.3 million was recorded in Other expense.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments, including money market funds, with remaining maturities of three months or less when acquired, whose cost approximates fair value.

Restricted Cash—The Company classifies as restricted cash all cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions, including cash on deposit in reserve accounts relating to the (i) Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the Company’s 2013 securitization transaction (the “Securities”), (ii) Secured Cellular Site Revenue Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F (collectively, the “Unison Notes”), assumed by the Company in connection with an acquisition and (iii) six series, consisting of eleven separate classes, of Secured Tower Revenue Notes, of which the Company repaid one series, consisting of two classes, in August 2014 (the remaining notes, the “GTP Notes”) assumed by the Company in connection with an acquisition.

Short-Term Investments—Short-term investments consists of highly-liquid investments with original maturities in excess of three months.

Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $48.5 million, $44.1 million and $41.6 million, respectively. Interest costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $2.8 million, $1.8 million and $1.9 million, respectively.

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

Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. The Company utilizes the two-step impairment test when testing goodwill for impairment and employs a discounted cash flow analysis. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. Under the first step of this test, the Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.

During the years ended December 31, 2014, 2013 and 2012, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying amount.

Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Derivative Financial Instruments—Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI, as well as a component of comprehensive income, and are recognized in the results of operations when the hedged item affects earnings. Changes in fair value of the ineffective portions of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.

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

Asset Retirement Obligations—When required, the Company recognizes the fair value of obligations to remove its tower assets and remediate the leased land upon which certain of its tower assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion in the consolidated statements of operations. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related tangible long-lived asset. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted, risk-free interest rates that approximate the Company’s incremental borrowing rate.

Income Taxes—As a REIT, the Company is generally not subject to federal income taxes on income and gains distributed to the Company’s stockholders. However, the Company remains obligated to pay income taxes on earnings from domestic TRSs. In addition, the Company’s international assets and operations continue to be subject to taxation in the foreign jurisdictions where those assets are held or where those operations are conducted, including those designated as QRSs for federal income tax purposes. Accordingly, the consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company periodically reviews its deferred tax assets, and records a valuation allowance if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Valuation allowances would be reversed as a reduction to the provision for income taxes if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Other income (expense) in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) is primarily comprised of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges.

Treasury Stock—The Company records repurchases of its common stock using the cost method, whereby the purchase price, including legal costs and commissions, is recorded in a contra equity account, Treasury stock. The equity accounts from which the shares were originally issued are not adjusted for any treasury stock purchases unless and until such time as the shares are formally retired or reissued. As part of the Company’s conversion to a REIT, all treasury stock outstanding at the time was retired.

Distributions—As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, the Company has distributed, and expects to continue to distribute all or substantially all of its REIT taxable income after taking into consideration its utilization of net operating loss carryforwards (“NOLs”). During the years ended December 31, 2014, 2013 and 2012, the Company declared regular cash distributions to its common stockholders of an aggregate of $554.6 million, or $1.40 per share, $434.5 million, or $1.10 per share, and $355.6 million, or $0.90 per share, respectively.

During the year ended December 31, 2014, the Company declared an aggregate of $23.9 million, or $3.98 per share in cash distributions to its preferred stockholders.

The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain its qualification for taxation as a REIT and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt and preferred equity instruments, the Company’s ability to utilize NOLs to offset the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Acquisitions—For acquisitions that meet the definition of a business combination, the Company applies the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future customer cash flows, including rate and terms of renewal and attrition.

Revenue Recognition—The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease agreements, is reported on a straight-line basis over the term of the respective

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total rental and management straight-line revenues for the years ended December 31, 2014, 2013 and 2012 approximated $123.7 million, $147.7 million and $165.8 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

Network development services revenues are derived under contracts or arrangements with customers that provide for billings either on a fixed price basis or a variable price basis, which includes factors such as time and expenses. Revenues are recognized as services are performed, and include estimates for percentage completed. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

Rent Expense—Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. In addition, certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears to be reasonably assured.

Total rental and management straight-line ground rent expense for the years ended December 31, 2014, 2013 and 2012 approximated $38.4 million, $29.7 million and $33.7 million, respectively. The Company’s liability for straight-line ground rent expense is recorded in Other non-current liabilities. The Company records prepaid ground rent in Prepaid and other current assets and Notes receivable and other non-current assets in the accompanying consolidated balance sheets according to the anticipated period of benefit.

Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s rental and management and services operations and corporate overhead costs not specifically allocable to any of the Company’s individual business operations. Development expense consists of costs related to the Company’s acquisition efforts, costs associated with new business initiatives and project cancellation costs.

Stock-Based Compensation—Stock-based compensation expense is measured at the accounting measurement date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013 that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, the Company recognizes compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. The expense recognized over the service period includes an estimate of awards that will not fully vest and be forfeited. The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of restricted stock units is based on the fair value of the Company’s common

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock on the date of grant. The Company recognizes stock-based compensation expense in either Selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of the tower assets.

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

The Company reviews its tower portfolio and network location intangible assets for indications of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its customer-related intangible assets on a customer by customer basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets. If the Company determines that the carrying amount of an asset may not be recoverable, the Company will measure any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records any related impairment charge in the period in which the Company identifies such impairment.

Loss on Retirement of Long-Term Obligations—Loss on retirement of long-term obligations primarily includes cash paid to retire debt in excess of its carrying value, non-cash charges related to the write-off of deferred financing fees, losses associated with the settlement of interest rate swaps and the write-off of any discounts or premiums. In 2014, Loss on retirement of long-term obligations includes amounts associated with the acquisition of BR Towers’ preferred equity.

Earnings Per Common Share—Basic and Diluted—Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable (i) upon the vesting of restricted stock awards, (ii) upon exercise of stock options and (iii) upon conversion of the Mandatory Convertible Preferred Stock. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction. The Company uses the treasury stock method to calculate the effect

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its outstanding restricted stock awards and stock options and uses the if-converted method to calculate the effect of its outstanding Mandatory Convertible Preferred Stock.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the years ended December 31, 2014 and 2013, the Company matched 75% of the first 6% of a participant’s contributions. The Company’s matching contribution for the year ended December 31, 2012 was 50% of the first 6% of a participant’s contributions. For the years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $6.5 million, $6.0 million and $4.4 million to the plan, respectively.

Accounting Standards Updates—In April 2014, the Financial Accounting Standards Board (the “FASB”) issued additional guidance on reporting discontinued operations. Under this guidance, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance is effective for reporting periods beginning on or after December 15, 2014, with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company chose to early adopt this guidance during the year ended December 31, 2014 and the adoption did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP and will become effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method, and leases are not included in the scope of this standard. The Company is evaluating the impact this standard may have on its financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consists of the following as of December 31, (in thousands):

	2014	2013(1)
Prepaid operating ground leases	$88,508	$96,881
Prepaid income tax	34,512	52,612
Unbilled receivables	25,352	25,412
Prepaid assets	23,848	34,243
Value added tax and other consumption tax receivables	23,228	77,016
Other miscellaneous current assets	59,174	61,253

Balance as of December 31,	$254,622	$347,417

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    PROPERTY AND EQUIPMENT

Property and equipment (including assets held under capital leases) consists of the following as of December 31, (in thousands):

	Estimated Useful Lives (years) (1)	2014	2013 (2)
Towers	Up to 20	$8,300,387	$7,933,917
Equipment	2 - 15	995,667	762,738
Buildings and improvements	3 - 32	618,889	607,540
Land and improvements (3)	Up to 20	1,566,096	1,369,969
Construction-in-progress		214,760	170,292

Total		11,695,799	10,844,456
Less accumulated depreciation and amortization		(4,068,982)	(3,666,728)

Property and equipment, net		$7,626,817	$7,177,728

(1)	Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.
(2)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.
(3)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $551.8 million, $483.6 million and $411.9 million, respectively. Property and equipment, net includes approximately $1,111.6 million and $839.0 million of capital leases, which are primarily classified as either towers or land and improvements as of December 31, 2014 and 2013, respectively.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the Company’s business segments are as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2013	$2,320,571	$520,072	$2,000	$2,842,643
Additions	973,328	91,249	—	1,064,577
Effect of foreign currency translation	—	(52,418)	—	(52,418)

Balance as of December 31, 2013 (1)	$3,293,899	$558,903	$2,000	$3,854,802

Additions	48,247	168,966	—	217,213
Effect of foreign currency translation	—	(51,280)	—	(51,280)
Other (2)	—	(3,641)	(12)	(3,653)

Balance as of December 31, 2014	$3,342,146	$672,948	$1,988	$4,017,082

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Other represents the goodwill associated with the Company’s operations in Panama and the Company’s third-party structural analysis business. Both businesses were sold during the year ended December 31, 2014 (see note 12).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consist of the following:

		As of December 31, 2014			As of December 31, 2013 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (2)	Up to 20	$2,513,763	$(901,903)	$1,611,860	$2,418,153	$(791,359)	$1,626,794
Acquired customer-related intangibles	15-20	6,579,094	(1,429,572)	5,149,522	6,017,849	(1,170,239)	4,847,610
Acquired licenses and other intangibles	3-20	43,012	(3,514)	39,498	6,583	(2,297)	4,286
Economic Rights, TV Azteca	70	25,522	(12,960)	12,562	28,783	(14,229)	14,554

Total		$9,161,391	$(2,347,949)	$6,813,442	$8,471,368	$(1,978,124)	$6,493,244
Deferred financing costs, net (3)	N/A			75,889			76,875

Other intangible assets, net				$6,889,331			$6,570,119

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in Interest expense, rather than in Depreciation, amortization and accretion expense.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2014, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5, is approximately 15 years. Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 aggregated approximately $411.7 million, $282.5 million and $207.3 million, respectively. Amortization expense excludes amortization of deferred financing costs, which is included in Interest expense on the consolidated statements of operations. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the next five subsequent years (in millions):

Year Ending December 31,
2015	$430.8
2016	424.4
2017	422.7
2018	421.8
2019	419.9

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS

Notes receivable and other non-current assets consists of the following as of December 31, (in thousands):

	2014	2013 (1)
Long-term prepaid ground rent	$310,232	$217,983
Notes receivable	87,515	89,381
Other miscellaneous assets	168,707	201,809

Balance as of December 31,	$566,454	$509,173

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly, which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. The term of the loan is seventy years; however, the loan may be prepaid by TV Azteca without penalty during the last fifty years of the agreement. The discount on the loan is being amortized to Interest income, TV Azteca, net of interest expense on the Company’s consolidated statements of operations, using the effective interest method over the seventy-year term of the loan.

During the year ended December 31, 2013, TV Azteca made a payment of $34.4 million, which included $28.0 million of principal on the loan, related interest and a prepayment penalty of $4.9 million in accordance with the terms of the agreement. In addition during the year ended December 31, 2013, the Company recorded additional interest income of $2.7 million related to the write-off of a portion of the unamortized discount associated with the original loan. As of December 31, 2014, the outstanding balance on the loan is $91.8 million, or $82.9 million, net of discount.

TV Azteca Economic Rights—Simultaneous with the signing of the loan agreement, the Company also entered into a seventy-year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast towers. In exchange for the issuance of the below market interest rate loan

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company has the right to market and lease the unused tower space on the broadcast towers (the “Economic Rights”). TV Azteca retains title to these towers and is responsible for their operation and maintenance. The Company is entitled to 100% of the revenues generated from leases with tenants on the unused space and is responsible for any incremental operating expenses associated with those tenants.

The term of the Economic Rights Agreement is seventy years; however, TV Azteca has the right to purchase, at fair market value, the Economic Rights from the Company at any time during the last fifty years of the agreement. Should TV Azteca elect to purchase the Economic Rights, in whole or in part, it would also be obligated to repay a proportional amount of the loan discussed above at the time of such election. The Company’s obligation to pay TV Azteca $1.5 million annually would also be reduced proportionally.

The Company accounted for the annual payment of $1.5 million as a capital lease by initially recording an asset and a corresponding liability of approximately $18.6 million. The capital lease asset also includes the original discount on the note. The capital lease asset and original discount on the note aggregated approximately $30.2 million at the time of the transaction and represents the cost to acquire the Economic Rights. The Economic Rights asset is recorded as an intangible asset and is being amortized over the seventy-year life of the Economic Rights Agreement.

6.    ACQUISITIONS

All of the acquisitions described below are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

The estimates of the fair value of the assets acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the year ended December 31, 2014, the Company made certain measurement period adjustments related to several acquisitions consummated in 2013 and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2013.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations for the year ended December 31, 2014 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2014 acquisitions on the Company’s revenues and gross margin for the year ended December 31, 2014 is approximately $47.0 million and $37.6 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to the acquired sites subsequent to the date of acquisition. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to acquisitions are not comparable.

The Company recognizes acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction, and are included in Other operating expenses in the consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, the Company recognized acquisition and merger related expenses of $27.0 million, $36.2 million and $25.6 million, respectively. In addition, during the years ended December 31, 2014 and December 31, 2013, the Company recorded $13.1 million and $1.4 million, respectively, of integration costs related to recently closed acquisitions.

2014 Acquisitions

BR Towers Acquisition—On November 19, 2014, the Company completed the acquisition of 100% of the equity interests of BR Towers S.A., a Brazilian telecommunications real estate company (“BR Towers”). At closing, BR Towers owned 2,504 towers and four property interests, as well as the exclusive use rights for 2,113 additional towers and 43 property interests in Brazil. The Company completed the acquisition for an estimated preliminary purchase price of approximately $568.9 million and paid approximately $61.1 million to acquire all outstanding preferred equity. In addition, the Company assumed approximately $261.1 million of BR Towers’ existing indebtedness and repaid approximately $122.1 million of principal balance subsequent to closing. The purchase price is subject to post-closing adjustments.

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities (“Richland”) for a purchase price of $189.4 million, which includes approximately $6.5 million payable to the seller upon satisfaction of certain closing conditions. In addition, the Company assumed $196.5 million of Richland’s existing indebtedness. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment. The purchase price is subject to post-closing adjustments.

Other International Acquisitions—During the year ended December 31, 2014, the Company acquired a total of 159 communications sites and related assets in Brazil, Ghana, Mexico and Uganda, for total purchase price of $28.3 million (including value added tax of $1.2 million). The Company also acquired 299 communications sites in Mexico for a purchase price of $40.3 million (including value added tax of $5.6 million), which reflects approximately $3.4 million of net liabilities assumed. Total purchase price was satisfied by the issuance of approximately $36.3 million of credits to be applied against trade accounts receivable and cash consideration of approximately $4.0 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other U.S. Acquisitions—During the year ended December 31, 2014, the Company acquired a total of 184 communications sites and equipment, as well as six property interests, in the United States for total purchase price of $180.8 million (including $6.3 million for the estimated fair value of contingent consideration). The purchase price is subject to post-closing adjustments.

The following table summarizes the preliminary allocation, unless otherwise noted, of the purchase price for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheets as of December 31, 2014.

	BR Towers	Richland	International (1)	Other U.S.
Current assets	$31,832	$8,583	$7,072	$797
Non-current assets	9,135	—	1,521	—
Property and equipment	141,422	185,777	32,225	38,413
Intangible assets (2):
Customer-related intangible assets	495,279	169,452	20,217	89,990
Network location intangible assets	136,233	1,700	10,729	39,470
Other intangible assets	37,664	—	—	—
Current liabilities	(23,930)	(3,635)	(863)	(1,997)
Other non-current liabilities	(101,508)	(2,922)	(6,263)	(1,675)

Net assets acquired	726,127	358,955	64,638	164,998
Goodwill (3)	164,955	32,423	4,011	15,824

Fair value of net assets acquired	891,082	391,378	68,649	180,822
Debt assumed (4)	(261,136)	(201,999)	—	—
Preferred stock outstanding	(61,056)	—	—	—

Purchase Price	$568,890	$189,379	$68,649	$180,822

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2014.
(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years. Other intangible assets are amortized on a straight-line basis over the life of the lease, which is a period of 11 years.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes except for goodwill associated with BR Towers where goodwill is expected to be partially deductible.
(4)	BR Towers debt assumed approximated fair value at the date of acquisition and includes $11.5 million of current indebtedness. Richland debt assumed includes $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.

2013 Acquisitions

MIPT Acquisition

On October 1, 2013, the Company, through its wholly owned subsidiary American Tower Investments LLC, acquired 100% of the outstanding common membership interests of MIP Tower Holdings LLC (“MIPT”), a private REIT and the parent company of Global Tower Partners (“GTP”), an owner and operator, through its various operating subsidiaries, of approximately 4,860 communications sites in the United States and approximately 510 communications sites in Costa Rica and Panama. GTP also manages rooftops and holds property interests that it leases to communications service providers and third-party tower operators. The Company sold its operations in Panama in September 2014.

The purchase price of $4.9 billion was satisfied with approximately $3.3 billion in cash, including an aggregate of approximately $2.8 billion from borrowings under the Company’s credit facilities, and the assumption of approximately $1.5 billion of MIPT’s existing indebtedness.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration consisted of the following (in thousands):

Cash consideration (1)	$3,330,462
Assumption of existing indebtedness at historical cost	1,527,621

Estimated total purchase price	$4,858,083

(1)	Cash consideration includes $14.5 million of an additional purchase price adjustment which was paid to the sellers during the year ended December 31, 2014 and is reflected in Accrued expenses on the consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The allocation of the purchase price was finalized during the year ended December 31, 2014. The following table summarizes the allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the MIPT acquisition based upon the estimated fair value at the date of acquisition (in thousands).

	Final Purchase Price Allocation (1)	Preliminary Purchase Price Allocation (2)
Cash and cash equivalents	$35,967	$35,967
Restricted cash	30,883	30,883
Accounts receivable, net	10,102	10,021
Prepaid and other current assets	40,865	22,875
Property and equipment	910,713	996,901
Intangible assets (3):
Customer-related intangible assets	2,456,582	2,629,188
Network location intangible assets	528,900	467,300
Notes receivable and other non-current assets	68,388	4,220
Accounts payable	(9,969)	(9,249)
Accrued expenses	(42,867)	(37,004)
Accrued interest	(3,253)	(3,253)
Current portion of long-term obligations	(2,820)	(2,820)
Unearned revenue	(35,905)	(35,753)
Long-term obligations (4)	(1,573,366)	(1,573,366)
Asset retirement obligations	(57,965)	(43,089)
Other non-current liabilities	(17,837)	(37,326)

Fair value of net assets acquired	$2,338,418	$2,455,495

Goodwill (5)	992,044	874,967

(1)	Balances are reflected as updated in the accompanying consolidated balance sheets as of December 31, 2013.
(2)	Balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(3)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(4)	Long-term obligations included $1.5 billion of MIPT’s existing indebtedness and a fair value adjustment of $53.0 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(5)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will not be deductible for tax purposes.

Other 2013 Acquisitions

Axtel Mexico Acquisition—On January 31, 2013, the Company acquired 883 communications sites from Axtel, S.A.B. de C.V. for a purchase price of $248.5 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NII Acquisition—On August 8, 2013, the Company entered into an agreement with NII Holdings, Inc. (“NII”) to acquire up to 1,666 communications sites in Mexico and 2,790 communications sites in Brazil in two separate transactions.

On November 8, 2013, the Company acquired 1,473 communications sites in Mexico from NII for an initial purchase price of approximately $436.0 million (including value added tax of approximately $60.3 million) and net assets of approximately $0.9 million for total cash consideration of approximately $436.9 million. The purchase price was subsequently reduced to approximately $427.0 million (including value added tax of approximately $59.0 million) during the year ended December 31, 2014 as a result of post-closing adjustments. The Company’s right to purchase additional sites in Mexico expired on May 30, 2014.

On December 6, 2013, the Company acquired 1,931 communications sites in Brazil from NII for an initial purchase price of approximately $349.0 million. The purchase price was subsequently reduced to approximately $341.4 million during the year ended December 31, 2014 as a result of post-closing adjustments. In addition, in June 2014, the Company purchased an additional 103 communications sites for a purchase price of approximately $17.7 million, which are reflected above in “2014 Acquisitions.” The Company’s right to purchase additional sites in Brazil expired on December 31, 2014.

Z-Sites Acquisition—On November 29, 2013, the Company acquired 238 communications sites from Z-Sites Locação de Imóveis Ltda for a purchase price of approximately $122.8 million. The purchase price was subsequently increased to approximately $123.9 million during the year ended December 31, 2014.

Other International Acquisitions—During the year ended December 31, 2013, the Company acquired a total of 714 additional communications sites in Brazil, Chile, Colombia, Ghana, Mexico and South Africa, for a purchase price of $89.8 million (including contingent consideration of $4.1 million and value added tax of $4.9 million).

Other U.S. Acquisitions—During the year ended December 31, 2013, the Company acquired a total of 55 additional communications sites and 23 property interests in the United States for a purchase price of $65.6 million. The purchase price included cash paid of approximately $65.2 million and net liabilities assumed of approximately $0.4 million.

The following table summarizes the updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheets herein.

	Axtel Mexico (1)	NII Mexico (2) (3)	NII Brazil (2)	Z-Sites (2)	Other International (2)	Other U.S. (2)
Current assets	$—	$59,938	$—	$—	$4,863	$1,220
Non-current assets	2,626	10,738	9,534	6,718	1,991	44
Property and equipment	86,100	143,680	109,426	26,881	44,844	23,537
Intangible assets (4):
Customer-related intangible assets	119,392	132,897	142,125	62,286	20,590	29,325
Network location intangible assets	43,031	66,069	82,111	17,350	20,727	7,935
Current liabilities	—	—	—	—	—	(454)
Other non-current liabilities	(9,377)	(10,478)	(20,100)	(2,331)	(8,168)	(848)

Fair value of net assets acquired	$241,772	$402,844	$323,096	$110,904	$84,847	$60,759

Goodwill (5)	6,751	25,056	18,312	13,040	4,970	4,403

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2013.
(2)	The allocation of the purchase price was finalized during the year ended December 31, 2014.
(3)	Current assets includes approximately $59.0 million of value added tax.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(5)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes.

The following table summarizes the preliminary allocation, unless otherwise noted, of the purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2013 acquisitions. The allocation is based upon the estimated fair value at the date of acquisition (in thousands). Balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Pro Forma Consolidated Results

The following table presents the unaudited pro forma financial results as if the 2014 acquisitions had occurred on January 1, 2013 and the 2013 acquisitions had occurred on January 1, 2012 (in thousands, except per share data). Management relied on various estimates and assumptions due to the fact that some of the acquisitions never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result, historical operating results for these acquisitions are not available. The pro forma results do not include any anticipated cost synergies, costs or other effects of the planned integration of the acquisitions. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Year Ended December 31,
	2014	2013
Pro forma revenues	$4,193,067	$3,848,549
Pro forma net income attributable to American Tower Corporation common stockholders	$770,871	$394,253
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.95	$1.00
Diluted net income attributable to American Tower Corporation common stockholders	$1.93	$0.99

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Signed Acquisitions

TIM Acquisition—On November 21, 2014, the Company entered into an agreement with TIM Celular S.A. (“TIM”), a wholly-owned subsidiary of TIM Participações S.A., a publicly traded subsidiary of Telecom Italia S.p.A., to acquire two portfolios of towers in Brazil, subject to customary closing conditions. The first portfolio includes approximately 5,240 towers and the second portfolio, which was previously subject to certain preemptive acquisition rights held by third parties, includes approximately 1,240 towers. On January 16, 2015, such third parties waived their preemptive rights. At signing, total purchase price was approximately 3.0 billion BRL (approximately $1.1 billion), subject to customary adjustments. In addition, the Company may be required to pay breakup fees of an aggregate of approximately 260 million BRL, in the event that the conditions to the Company’s obligation to close have all been satisfied and the Company fails to consummate the TIM transaction. In connection with this obligation, the Company entered into letters of credit with Banco Santander in an aggregate amount of 260 million BRL.

Airtel Acquisition—On November 24, 2014, the Company and Airtel Networks Limited entered into a definitive agreement, through Bharti Airtel Limited’s subsidiary company, Bharti Airtel International (Netherlands) BV (“Airtel”), for the sale of over 4,800 of Airtel’s communications towers in Nigeria, subject to customary closing conditions and regulatory approval. At signing, the total purchase price was approximately $1.1 billion, subject to adjustments.

In February 2015, the Company signed a definitive agreement with Verizon Communications, Inc. (“Verizon”), see note 24.

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur.

Colombia—Under the terms of the agreement with Colombia Movil S.A. E.S.P., the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the agreement to be between zero and $29.5 million, based on current exchange rates, and estimates it to be $19.7 million using a probability weighted average of the expected outcomes as of December 31, 2014. During the year ended December 31, 2014, the Company recorded an increase in fair value of $1.4 million in Other operating expenses in the accompanying consolidated statements of operations.

Ghana—Under the terms of its agreement, as amended, with MTN Group Limited, the Company is required to make additional payments upon the conversion of certain barter agreements with other wireless carriers to cash paying lease agreements. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under the amended agreement to be between zero and $0.6 million, based on current exchange rates, and estimates it to be $0.6 million using a probability weighted average of the expected outcomes as of December 31, 2014.

MIPT—In connection with the acquisition of MIPT, the Company assumed additional contingent consideration liability related to previously closed acquisitions in Costa Rica, Panama and the United States. The Company is required to make additional payments to the sellers if certain pre-designated tenant leases commence during a limited specified period of time after the applicable acquisition was completed, generally one year or less. The Company initially recorded $9.3 million of contingent consideration liability as part of the preliminary

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisition accounting upon closing of the acquisition. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under these agreements to be between zero and $4.4 million. During the year ended December 31, 2014, the Company (i) recorded a decrease in fair value of $1.7 million in Other operating expenses in the accompanying consolidated statements of operations, (ii) recorded settlements under these agreements of $3.5 million, (iii) reduced its contingent consideration liability by $0.7 million as a portion of the Company’s obligations was assumed by the buyer in conjunction with the sale of operations in Panama and (iv) recorded additional liability of $0.1 million. As a result, the Company estimates the value of potential contingent consideration payments required under these agreements to be $2.3 million using a probability weighted average of the expected outcomes as of December 31, 2014.

Other U.S.—In connection with other acquisitions in the United States, the Company is required to make additional payments if certain pre-designated tenant leases commence during a specified period of time. During the year ended December 31, 2014, the Company recorded $6.3 million of contingent consideration liability as part of the preliminary acquisition accounting upon closing of certain acquisitions. During the year ended December 31, 2014, the Company recorded settlements under these agreements of $0.4 million. Based on current estimates, the Company expects the value of potential contingent consideration payments required to be made under these agreements to be between zero and $5.9 million and estimates it to be $5.9 million using a probability weighted average of the expected outcomes as of December 31, 2014.

For more information regarding contingent consideration, see note 12.

7.    ACCRUED EXPENSES

Accrued expenses consists of the following as of December 31, (in thousands):

	2014	2013 (1)
Accrued property and real estate taxes	$61,206	$54,529
Payroll and related withholdings	57,110	50,843
Accrued construction costs	46,024	52,446
Accrued rent	34,074	28,456
Other accrued expenses	219,340	234,914

Balance as of December 31,	$417,754	$421,188

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations consist of the following as of December 31, (in thousands):

	2014	2013	Contractual Interest Rate (1)	Maturity Date (1)
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A	$500,000	$500,000	1.551%	March 15, 2018	(2)
Secured Tower Revenue Securities, Series 2013-2A	1,300,000	1,300,000	3.070%	March 15, 2023	(2)
GTP Notes (3)	1,263,983	1,537,881	2.364% - 7.628%	Various
BR Towers Debentures (4)	118,688	—	7.400%	October 15, 2023
BR Towers Credit Facility (4)	16,389	—	3.500% - 10.800%	Various
Unison Notes (5)	203,683	205,436	5.349% - 9.522%	Various
Mexican Loan (6)(7)	263,426	377,470	4.821%	May 1, 2015
South African Facility (6)(8)	75,133	88,334	9.875%	March 31, 2020
Colombian Credit Facility (6)(9)	83,596	—	8.360%	April 24, 2021
Colombian Long-Term Credit Facility	—	70,063	N/A	N/A
Colombian Bridge Loans	—	56,058	N/A	N/A
Colombian Loan	—	35,697	N/A	N/A
Costa Rica Loan	—	32,600	N/A	N/A
Shareholder loans (10)	137,655	225,253	Various	Various

Total American Tower subsidiary debt	3,962,553	4,428,792

American Tower Corporation debt:
2013 Credit Facility (6)	—	1,853,000	1.410%	June 28, 2018
2013 Term Loan (6)	1,500,000	1,500,000	1.410%	January 3, 2019
2014 Credit Facility (6)(11)	1,100,000	88,000	1.410%	January 31, 2020
4.625% Notes (12)	599,958	599,794	4.625%	April 1, 2015
7.00% Notes	500,000	500,000	7.000%	October 15, 2017
4.50% Notes	999,631	999,520	4.500%	January 15, 2018
3.40% Notes	1,005,509	749,373	3.400%	February 15, 2019
7.25% Notes	297,260	296,748	7.250%	May 15, 2019
5.05% Notes	699,496	699,413	5.050%	September 1, 2020
3.450% Notes	646,394	—	3.450%	September 15, 2021
5.90% Notes	499,474	499,414	5.900%	November 1, 2021
4.70% Notes	698,987	698,871	4.700%	March 15, 2022
3.50% Notes	993,230	992,520	3.500%	January 31, 2023
5.00% Notes	1,010,834	499,455	5.000%	February 15, 2024

Total American Tower Corporation debt	10,550,773	9,976,108

Other debt, including capital lease obligations	95,382	73,378

Total	14,608,708	14,478,278
Less current portion of long-term obligations	(897,624)	(70,132)

Long-term obligations	$13,711,084	$14,408,146

(1)	Represents the interest rate and maturity date as of December 31, 2014 and does not reflect the impact of interest rate swap agreements.
(2)	Represents anticipated repayment date.
(3)	Includes approximately $26.9 million of the remaining portion of unamortized premium recorded as a result of fair value adjustments for debt assumed upon the acquisition of MIPT.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Denominated in Brazilian Real (“BRL”). As of December 31, 2014, the aggregate principal amount outstanding under the BR Towers Debentures and the BR Towers Credit Facility is 315.3 million BRL and 43.5 million BRL, respectively. A portion of the debt accrues interest at a variable rate.
(5)	Includes approximately $7.7 million of the remaining portion of unamortized premium recorded as a result of fair value adjustments recognized upon the acquisition of Unison Holdings, LLC and Unison Site Management II, L.L.C. (collectively, “Unison”).
(6)	Interest rate as of December 31, 2014. Debt accrues interest at a variable rate.
(7)	Denominated in Mexican Pesos (“MXN”). As of December 31, 2014, the aggregate principal amount outstanding under the Mexican Loan is 3.9 billion MXN.
(8)	Denominated in South African Rand (“ZAR”). As of December 31, 2014, the aggregate principal amount outstanding under the South African Facility is 869.3 million ZAR.
(9)	Denominated in Colombian Pesos (“COP”). As of December 31, 2014, the aggregate principal amount outstanding under the Colombian Credit Facility is 200.0 billion COP.
(10)	Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi (“GHS”) and the Uganda loan is denominated in USD.
(11)	On September 19, 2014, the Company amended and restated its $1.0 billion senior unsecured revolving credit facility as described below.
(12)	On February 11, 2015, the Company redeemed all of the outstanding 4.625% senior notes due 2015. See note 24.

American Tower Subsidiary Debt

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A—In March 2013, the Company completed a securitization transaction (the “Securitization”) involving assets related to 5,195 wireless and broadcast communications towers (the “Secured Towers”) owned by two special purpose subsidiaries of the Company, through a private offering of $1.8 billion of the Securities. The net proceeds of the transaction were $1.78 billion. The Securities were issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC, an indirect wholly owned special purpose subsidiary of the Company. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “Borrowers”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”). The Borrowers are special purpose entities formed solely for the purpose of holding the Secured Towers subject to a securitization.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Borrowers may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within twelve months of the anticipated repayment date for the Series 2013-1A Securities or eighteen months of the anticipated repayment date for the Series 2013-2A Securities, no prepayment consideration is due. The entire unpaid principal balance of the component of the Loan related to the Series 2013-1A Securities and the Series 2013-2A Securities has a final maturity date of March 2043 and March 2048, respectively. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the operation of the Secured Towers to the Company. If the Borrowers were to default on the Loan, the servicer could seek to foreclose upon or otherwise convert the ownership of the Secured Towers, in which case the Company could lose the Secured Towers and the revenue associated with those assets.

Under the Loan Agreement, the Borrowers are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and to reserve a portion of advance rents from tenants on the Secured Towers. Based on the terms of the Loan Agreement, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $118.8 million held in the reserve accounts as of December 31, 2014 was classified as Restricted cash on the Company’s accompanying consolidated balance sheet.

GTP Notes—In connection with the acquisition of MIPT, the Company assumed approximately $1.49 billion principal amount of existing indebtedness issued by certain subsidiaries of GTP in several securitization transactions. GTP Acquisition Partners I, LLC (“GTP Partners”) issued the Series 2011-1 notes, Series 2011-2 notes and Series 2013-1 notes, and GTP Cellular Sites, LLC (“GTP Cellular Sites,” and together with GTP Partners, the “GTP Issuers”) issued the Series 2012-1 notes and Series 2012-2 notes.

In August 2014, the Company repaid in full the aggregate principal amount outstanding of $250.0 million under the Series 2010-1 Class C Notes and the Series 2010-1 Class F Notes issued by GTP Towers Issuer, LLC (together, the “Series 2010-1 Notes”) and wrote-off the unamortized premium associated with the fair value adjustment. As a result, the Company recorded a gain on retirement of long-term obligations in the accompanying consolidated statements of operations of $3.0 million.

The following table sets forth certain terms of the GTP Notes:

GTP Notes	Issue Date	Original Principal Amount (in thousands)	Interest Rate	Anticipated Repayment Date	Final Maturity Date
Series 2011-1 Class C notes	March 11, 2011	$70,000	3.967%	June 15, 2016	June 15, 2041
Series 2011-2 Class C notes	July 7, 2011	$490,000	4.347%	June 15, 2016	June 15, 2041
Series 2011-2 Class F notes	July 7, 2011	$155,000	7.628%	June 15, 2016	June 15, 2041
Series 2012-1 Class A notes (1)	February 28, 2012	$100,000	3.721%	March 15, 2017	March 15, 2042
Series 2012-2 Class A notes (1)	February 28, 2012	$114,000	4.336%	March 15, 2019	March 15, 2042
Series 2012-2 Class B notes	February 28, 2012	$41,000	6.413%	March 15, 2019	March 15, 2042
Series 2012-2 Class C notes	February 28, 2012	$27,000	7.358%	March 15, 2019	March 15, 2042
Series 2013-1 Class C notes	April 24, 2013	$190,000	2.364%	May 15, 2018	May 15, 2043
Series 2013-1 Class F notes	April 24, 2013	$55,000	4.704%	May 15, 2018	May 15, 2043

(1)	Does not reflect MIPT’s repayment of approximately $1.4 million aggregate principal amount prior to the date of acquisition and the Company’s repayment of approximately $3.5 million aggregate principal amount after the date of acquisition in accordance with the repayment schedules.

The GTP Notes may be prepaid in whole or in part at any time beginning two years after the date of issuance, provided such payment is accompanied by applicable prepayment consideration. If the prepayment occurs within one year of the anticipated repayment date, no prepayment consideration is due.

As of December 31, 2014, the GTP Notes are secured by, among other things, an aggregate of 2,845 sites and 1,035 property interests owned by subsidiaries of the GTP Issuers and other related assets (the “GTP Secured Sites”).

Cash flows generated by the GTP Secured Sites will be used to pay amounts due under the applicable series of GTP Notes, including the payment of interest on the applicable series of GTP Notes and for any other payments required by the indentures governing the GTP Notes (the “GTP Indentures”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On a monthly basis, after payment of all required amounts under the GTP Indentures, the excess cash flows generated from the operation of the GTP Secured Sites are released to the GTP Issuers, and can then be distributed to, and used by, the Company. The GTP Issuers must maintain a specified ratio with respect to their DSCR, calculated as the ratio of the net cash flow (as defined in the applicable GTP Indentures) to the amount of interest required to be paid over the succeeding twelve months on the principal amount of the GTP Notes that will be outstanding on the payment date following such date of determination, plus the amounts payable for trustee and servicing fees. If the DSCR with respect to any series of GTP Notes issued by GTP Partners is equal to or below the Cash Trap DSCR at the end of any calendar quarter and it continues for two consecutive calendar quarters, or if the DSCR with respect to any series of GTP Notes issued by GTP Cellular Sites is equal to or below the Cash Trap DSCR at the end of any calendar month and it continues for two consecutive calendar months, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required with respect to such series of GTP Notes under the GTP Indentures, will be deposited into reserve accounts instead of being released to the GTP Issuers. The funds in the reserve accounts will not be released to GTP Partners for distribution to the Company unless the DSCR with respect to such series of GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar quarters. Likewise, the funds in the reserve account will not be released to GTP Cellular Sites for distribution to the Company unless the DSCR with respect to such series of GTP Notes exceeds the Cash Trap DSCR for two consecutive calendar months.

Additionally, an “amortization period” commences as of the end of any calendar quarter with respect to the series of GTP Notes issued by GTP Partners, and as of the end of any calendar month with respect to the series of GTP Notes issued by GTP Cellular Sites, if the DSCR of such series equals or falls below the Minimum DSCR. The “amortization period” will continue to exist until the end of any calendar quarter with respect to the series of GTP Notes issued by GTP Partners, for which the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the series of GTP Notes issued by GTP Cellular Sites, the “amortization period” will continue to exist until the end of any calendar month for which the DSCR exceeds the Minimum DSCR for two consecutive calendar months. During an amortization period all excess cash flow and any amounts then in the reserve accounts because the Cash Trap DSCR was not met would be applied to payment of the principal of the applicable series of GTP Notes.

The GTP Indentures include operating covenants and other restrictions customary for note offerings subject to rated securitizations. Among other things, the GTP Issuers are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary exceptions for ordinary course trade payables and permitted encumbrances (as defined in the GTP Indentures). The GTP Indentures also contain certain covenants that require the GTP Issuers to provide the trustee with regular financial reports, operating budgets and budgets for capital improvements not included in annual financial statements in accordance with GAAP, promptly notify the trustee of events of default and material breaches under the GTP Indentures and other agreements related to the GTP Secured Sites, and allow the trustee reasonable access to the GTP Secured Sites, including the right to conduct site investigations.

A failure to comply with the covenants in the GTP Indentures could prevent the GTP Issuers from taking certain actions with respect to the GTP Secured Sites and could prevent the GTP Issuers from distributing excess cash flow to the Company. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the GTP Secured Sites securing such series, in which case the GTP Issuers could lose the GTP Secured Sites and the revenue associated with those assets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the GTP Indentures, the GTP Issuers are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. The $20.9 million held in the reserve accounts as of December 31, 2014 is classified as Restricted cash on the accompanying consolidated balance sheets.

BR Towers Debt—In connection with the acquisition of BR Towers, the Company assumed approximately 671.5 million BRL (approximately $261.1 million based on exchange rates at the date of closing) aggregate principal amount of existing indebtedness consisting of (i) 323.4 million of BRL denominated privately issued simple debentures (“BR Towers Private Debentures”) (with an original principal amount of 330.0 million BRL), (ii) 313.1 million BRL of denominated publicly issued simple debentures (“BR Towers Debentures”) (with an original principal amount of 300.0 million BRL) issued by a subsidiary of BR Towers (the “BRT Issuer”), and (iii) a BRL denominated credit facility with Banco Nacional de Desenvolvimento Economico e Social, which allows a subsidiary of BR Towers (the “BRT Borrower”) to borrow up to 48.1 million BRL through an intermediary bank (the “BR Towers Credit Facility”).

On December 11, 2014, the Company repaid all amounts outstanding under the BR Towers Private Debentures, which included a prepayment penalty of 3.2 million BRL (approximately $1.2 million on the date of repayment).

The BR Towers Debentures were issued on October 15, 2013, and have a maturity date of October 15, 2023. The BR Towers Debentures bear interest at a rate of 7.40%. The aggregate principal amount of the BR Towers Debentures may be adjusted periodically relative to changes in the National Extended Consumer Price Index. Any such increase in the principal amount will be capitalized in a manner consistent with the agreement governing the BR Towers Debentures (the “Debenture Agreement”). Payments of principal and interest are made quarterly, beginning on January 15, 2014, in accordance with the amortization schedule set forth in the Debenture Agreement.

The Company may redeem the BR Towers Debentures beginning on October 15, 2018 at the then outstanding principal amount plus a surcharge, calculated in accordance with the Debenture Agreement, and all accrued and unpaid interest thereon. As of December 31, 2014, 315.3 million BRL (approximately $118.7 million) aggregate principal amount is outstanding under the BR Towers Debentures.

The BR Towers Debentures are secured by (i) 100% of the shares of the BRT Issuer and (ii) all proceeds and rights from the issuance of the BR Towers Debentures, including amounts in a Resource Account (as defined in the applicable agreement). The Debenture Agreement includes contractual covenants and other restrictions customary for public debentures. Among other things, the Debenture Agreement requires that (i) the BRT Issuer maintain a debt service coverage ratio of at least 1.10, (ii) the risk rating of the BR Towers Debentures not be downgraded by two or more notches, (iii) the BRT Issuer meet certain conditions to distribute dividends or interest on the issuer’s own capital, (iv) the issuer not incur additional indebtedness in an aggregate amount greater than 5.0 million BRL (which amount is subject to adjustment as set forth in the agreement) and (v) the issuer maintain a leverage index (as defined in the Debenture Agreement) of at least 30%.

The BR Towers Credit Facility consists of three sublimits, the material terms of which are as follows:

	Maximum Borrowing Amount (BRL, in millions)	Maturity Date	Interest Rate as of December 31, 2014
Sublimit A	20.2 BRL ($7.6 USD)	July 15, 2020	10.80	%(1)
Sublimit B	27.6 BRL ($10.4 USD)	January 15, 2022	3.50%
Sublimit C	0.2 BRL ($0.1 USD)	July 15, 2020	5.90	%(1)

(1)	Sublimit A and Sublimit C accrue interest at a per annum rate equal to 4.80% plus 1.00% and 0.90%, respectively, above the Long-Term Interest Rates disclosed by the Central Bank of Brazil (the “LTIR”). If the LTIR exceeds 6.00%, the amount of interest payable on the portion of the LTIR exceeding 6.00% will be capitalized in a manner pursuant to the terms of the loan agreement.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, 43.5 million BRL (approximately $16.4 million) is outstanding under the BR Towers Credit Facility and the BRT Borrower maintains the ability to draw down the remaining 4.6 million BRL (approximately $1.7 million) until June 26, 2015. The BRT Borrower is required to pay a fee on any amount that remains undrawn at such date, which fee will be equal to a monthly charge of 0.1% of the undrawn portion of the loan, calculated from January 15, 2014.

Any outstanding principal and accrued but unpaid interest on the BR Towers Credit Facility will be due and payable in full at maturity. The BR Towers Credit Facility may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time. Interest on the BR Towers Credit Facility is payable quarterly until the first amortization date, August 15, 2015, after which time principal and interest payments will be made on a monthly basis.

The BR Towers Credit Facility is secured by the conditional assignment of receivables. The loan agreements include certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Unison Notes—In connection with the acquisition of Unison, the Company assumed $196.0 million of existing indebtedness with an acquisition date fair value of $209.3 million under the Unison Notes issued by Unison Ground Lease Funding, LLC (the “Unison Issuer”) in a securitization transaction (the “Unison Securitization”). The three classes of Unison Notes bear interest at rates of 5.349%, 6.392% and 9.522%, respectively, with anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040.

The Unison Notes are secured by, among other things, liens on approximately 1,517 real property interests owned by two special purpose subsidiaries of the Unison Issuer (together with the Unison Issuer, the “Unison Obligors”) and other related assets. The indenture for the Unison Notes (the “Unison Indenture”) includes certain financial ratios and operating covenants and other restrictions customary for notes subject to rated securitizations. Among other things, the Unison Obligors are restricted from incurring other indebtedness or further encumbering their assets.

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

Mexican Loan—In connection with the acquisition of towers in Mexico from NII during the fourth quarter of 2013, one of the Company’s Mexican subsidiaries entered into a 5.2 billion MXN denominated unsecured bridge

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan (the “Mexican Loan”) and subsequently borrowed approximately 4.9 billion MXN (approximately $374.7 million at the date of borrowing). The Mexican subsidiary’s ability to further draw under the Mexican Loan expired in February 2014. The Mexican Loan bears interest at a margin over the Equilibrium Interbank Interest Rate (“TIIE”). During the year ended December 31, 2014, the Mexican subsidiary repaid 1.1 billion MXN (approximately $80.4 million on the date of repayment) of the outstanding indebtedness using cash on hand. As of December 31, 2014, the current margin over TIIE is 1.50%.

Shareholder Loans—In connection with the establishment of certain of the Company’s joint ventures and related acquisitions of communications sites in Ghana and Uganda, the Company’s majority owned subsidiaries entered into shareholder loan agreements, as the borrower, and with wholly owned subsidiaries of the Company and of the Company’s joint venture partners, as lenders. The portions of the loans made by the Company’s wholly owned subsidiaries are eliminated in consolidation and the portions of the loans made by each of the Company’s joint venture partner’s wholly owned subsidiary are reported as outstanding debt of the Company. Outstanding amounts under each of the Company’s shareholder loans consist of the following as of December 31, (in thousands):

	2014	2013	Contractual Interest Rate	Maturity Date
2014 Ghana Loan(1)(2)	68,651	—	21.87%	December 31, 2019
Uganda Loan(3)(4)	69,004	66,926	5.842%	June 29, 2019
Ghana Loan(2)	—	158,327	N/A	N/A

(1)	Denominated in GHS. As of December 31, 2014, the aggregate principal amount outstanding under the 2014 Ghana Loan is 220.9 million GHS.
(2)	During the year ended December 31, 2014, the joint venture in Ghana converted $175.2 million of existing notes under the U.S. Dollar-denominated Ghana Loan into a new 220.9 million GHS (approximately $68.7 million) denominated shareholder loan. The remaining balance of the Ghana Loan was converted into equity of the respective holders.
(3)	Interest rate as of December 31, 2014. Debt accrues interest at a variable rate.
(4)	Includes approximately $2.1 million of capitalized accrued interest pursuant to the terms of the loan agreement.

South African Facility—One of the Company’s South African subsidiaries (the “SA Borrower”) entered into a 1.2 billion ZAR denominated credit facility (the “South African Facility”) in November 2011. In September 2013, the SA Borrower’s ability to draw on the South African Facility expired.

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The South African Facility may be prepaid in whole or in part without prepayment consideration.

The South African Facility is secured by, among other things, liens on towers owned by the SA Borrower. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Under the terms of the South African Facility, interest is payable quarterly at a rate generally equal to 3.75% per annum, plus the three month Johannesburg Interbank Agreed Rate (“JIBAR”). The loan agreement requires that the SA Borrower manage exposure to variability in interest rates on at least fifty percent of the amounts outstanding under the South African Facility. After giving effect to the interest rate swap agreements, the facility accrues interest at a weighted average rate of 10.34%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Colombian Credit Facility—On October 14, 2014, one of the Company’s Colombian subsidiaries (“ATC Sitios”) entered into a loan agreement for a new 200.0 billion COP (approximately $96.8 million at the date of borrowing) denominated long-term credit facility (the “Colombian Credit Facility”), which it used, together with cash on hand, to repay a previously existing COP denominated long-term credit facility entered into in October 2012 (the “Colombian Long-Term Credit Facility”), as well as to repay six COP denominated bridge loans on October 24, 2014.

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Credit Facility may be prepaid in whole or in part, subject to certain limitations and prepayment consideration, at any time.

Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 4.00% above the three-month Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period (as defined in the loan agreement). The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. As of December 31, 2014, the interest rate, after giving effect to the interest rate swap agreements, is 9.05%.

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

Colombian Long-Term Credit Facility—In October 2012, ATC Sitios entered into the Colombian Long-Term Credit Facility, which it used to refinance the previously existing COP denominated short-term credit facility. On October 24, 2014, the Company repaid the Colombian Long-Term Credit Facility using proceeds from the Colombian Credit Facility and cash on hand.

Colombian Bridge Loans—In connection with the acquisition of communications sites in Colombia, one of the Company’s Colombian subsidiaries entered into six COP denominated bridge loans, which were repaid in full on October 24, 2014 using proceeds from the Colombian Credit Facility and cash on hand.

Colombian Loan—In connection with the establishment of the Company’s joint venture with Millicom and the acquisition of certain communications sites in Colombia, ATC Colombia B.V., a majority owned subsidiary of the Company, entered into a U.S. Dollar-denominated shareholder loan agreement (the “Colombian Loan”), as the borrower, with the Company’s wholly owned subsidiary (the “ATC Colombian Subsidiary”), and a wholly owned subsidiary of Millicom (the “Millicom Subsidiary”), as the lenders. Pursuant to the loan agreement, accrued interest was periodically capitalized and added to the principal amount outstanding. The portion of the Colombian Loan made by the ATC Colombian Subsidiary was eliminated in consolidation, and the portion of the Colombian Loan made by the Millicom Subsidiary was reported as outstanding debt of the Company. During the year ended December 31, 2014, the joint venture borrowed an additional $3.0 million under the Colombian Loan, which was subsequently converted from debt to equity. In July 2014, the Company purchased Millicom’s interest in the joint venture and the Colombian Loan using proceeds from borrowings under the Company’s $2.0 billion multi-currency senior unsecured revolving credit facility. As a result, all amounts outstanding under the Colombian Loan are eliminated in consolidation as of December 31, 2014.

Costa Rica Loan—In connection with the acquisition of MIPT, the Company assumed $32.6 million of secured debt in Costa Rica (the “Costa Rica Loan”), which it repaid in full in February 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Richland Notes—In connection with its acquisition of entities holding a portfolio of communications sites from Richland, the Company assumed approximately $196.5 million of secured debt (the “Richland Notes”) and recorded a fair value premium of $5.5 million upon acquisition. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment. As a result, the Company recorded a loss on retirement of long-term obligations in the accompanying consolidated statements of operations of $1.3 million.

Indian Working Capital Facility—In April 2013, one of the Company’s Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the Indian Rupee (“INR”) equivalent of $10.0 million. Any advances made pursuant to the Indian Working Capital Facility will be payable on the earlier of demand or six months following the borrowing date and the interest rate will be determined at the time of advance by the bank. ATC India has no amounts outstanding under the Indian Working Capital Facility. ATC India maintains the ability to draw down and repay amounts under the Indian Working Capital Facility in the ordinary course.

American Tower Corporation Debt

2013 Credit Facility—In June 2013, the Company entered into a $1.5 billion multi-currency senior unsecured revolving credit facility, which was subsequently increased to $2.0 billion (the “2013 Credit Facility”), which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit, a $50.0 million sublimit for swingline loans and an expansion option allowing the Company to request additional commitments of up to $750.0 million including in the form of a term loan.

The 2013 Credit Facility has a term of five years and includes two optional one-year renewal periods. Any outstanding principal and accrued but unpaid interest will be due and payable in full at final maturity. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility. The interest rate ranges between 1.125% to 2.000% above LIBOR for LIBOR based borrowings or between 0.125% to 1.000% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility is required, ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company would incur on borrowings (should it choose LIBOR Advances) is 1.250%. The current commitment fee on the undrawn portion of the new credit facility is 0.150%.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, the Company borrowed $912.0 million and repaid an aggregate of $2.8 billion of revolving indebtedness under the 2013 Credit Facility. As of December 31, 2014, the Company has approximately $3.2 million of undrawn letters of credit under the 2013 Credit Facility and maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

In February 2015, the Company entered into amendments to the 2013 Credit Facility, see note 24.

Short-Term Credit Facility—In September 2013, the Company entered into a $1.0 billion senior unsecured revolving credit facility (the “Short-Term Credit Facility”), which matured on September 19, 2014. The Short-Term Credit Facility was undrawn at the time of maturity.

2013 Term Loan—In October 2013, the Company entered into a $1.5 billion unsecured term loan (the “2013 Term Loan”), which includes an expansion option allowing the Company to request additional commitments of up to $500.0 million.

Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2013 Term Loan may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate. The interest rate ranges between 1.125% to 2.250% above LIBOR or between 0.125% to 1.250% above the defined base rate, in each case based upon the Company’s debt ratings. The current margin over LIBOR is 1.250%.

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

In February 2015, the Company entered into amendments to the 2013 Term Loan, see note 24.

2014 Credit Facility—On September 19, 2014, the Company entered into an amendment and restatement of the $1.0 billion senior unsecured revolving credit facility entered into in January 2012 (as amended, the “2014 Credit Facility”), which, among other things, (i) increased the commitments thereunder to $1.5 billion, including a $50.0 million sublimit for swingline loans and a $200.0 million sublimit for letters of credit, (ii) extended the maturity date to January 31, 2020, including up to two optional renewal periods, (iii) amended the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (x) $800.0 million and (y) 50% of Adjusted EBITDA (as defined in the 2014 Credit Facility) on a consolidated basis as of the last day of the most recently completed fiscal quarter, (iv) permitted indebtedness owed by certain of the Company’s subsidiaries to its joint venture partners and (v) added an expansion feature, which allows the Company to request up to an aggregate of $500.0 million in additional commitments upon satisfaction of certain conditions.

Amounts borrowed under the 2014 Credit Facility will bear interest, at the Company’s option, at a margin above LIBOR or the Base Rate. For LIBOR based borrowings, interest rates will range from 1.125% to 2.000% above

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIBOR. For Base Rate borrowings, interest rates will range from 0.125% to 1.000% above the Base Rate. In each case, the applicable margin is based upon the Company’s debt ratings. In addition, the 2014 Credit Facility requires a quarterly commitment fee on the undrawn portion of the commitments ranging from 0.125% to 0.400% per annum, based upon the Company’s debt ratings. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the commitments is 0.150%. The 2014 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.

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

During the year ended December 31, 2014, the Company borrowed $1.3 billion and repaid an aggregate of $263.0 million of revolving indebtedness under the 2014 Credit Facility. As of December 31, 2014, the Company has approximately $8.0 million of undrawn letters of credit under the 2014 Credit Facility and maintains the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

In February 2015, the Company entered into amendments to the 2014 Credit Facility, see note 24.

Outstanding Senior Notes

3.40% Senior Notes and 5.00% Senior Notes Offering—On January 10, 2014, the Company completed a registered public offering through a reopening of its (i) 3.40% senior unsecured notes due 2019 (the “3.40% Notes”), in an aggregate principal amount of $250.0 million and (ii) 5.00% senior unsecured notes due 2024 (the “5.00% Notes”), in an aggregate principal amount of $500.0 million. The net proceeds from the offering were approximately $763.8 million, after deducting commissions and estimated expenses. As a result, the aggregate outstanding principal amount of each of the 3.40% Notes and the 5.00% Notes is $1.0 billion. The Company used a portion of the proceeds, together with cash on hand, to repay $88.0 million of outstanding indebtedness under the 2014 Credit Facility and $710.0 million of outstanding indebtedness under the 2013 Credit Facility.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2014:

		Unamortized (Discount) Premium
	Aggregate Principal Amount	2014	2013	Semi-annual interest payments due	Issue Date	Maturity Date
		(in thousands)
4.625% Notes	$600,000	$(42)	$(206)	April 1 and October 1	October 20, 2009	April 1, 2015
7.00% Notes	500,000	—	—	April 15 and October 15	October 1, 2007	October 15, 2017
4.50% Notes	1,000,000	(369)	(480)	January 15 and July 15	December 7, 2010	January 15, 2018
3.40 % Notes (1)	1,000,000	5,509	(627)	February 15 and August 15	August 19, 2013	February 15, 2019
7.25% Notes	300,000	(2,740)	(3,252)	May 15 and November 15	June 10, 2009	May 15, 2019
5.05% Notes	700,000	(504)	(587)	March 1 and September 1	August 16, 2010	September 1, 2020
3.450% Notes	650,000	(3,606)	—	March 15 and September 15	August 7, 2014	September 15, 2021
5.90% Notes	500,000	(526)	(586)	May 1 and November 1	October 6, 2011	November 1, 2021
4.70% Notes	700,000	(1,013)	(1,129)	March 15 and September 15	March 12, 2012	March 15, 2022
3.50% Notes	1,000,000	(6,770)	(7,480)	January 31 and July 31	January 8, 2013	January 31, 2023
5.00% Notes (1)	1,000,000	10,834	(545)	February 15 and August 15	August 19, 2013	February 15, 2024

(1)	The original issue date for the 3.40% Notes and the 5.00% Notes was August 19, 2013. The issue date for the reopened 3.40% Notes and the reopened 5.00% Notes was January 10, 2014.

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

Capital Lease and Other Obligations—The Company’s capital lease and other obligations approximated $95.4 million and $73.4 million as of December 31, 2014 and 2013, respectively. These obligations are secured by the related assets, bear interest at rates of 2.27% to 8.00%, and mature in periods ranging from less than one year to approximately seventy years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities—As of December 31, 2014, aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are expected to be (in thousands):

Year Ending December 31,
2015	$897,624
2016	758,054
2017	706,488
2018	1,793,100
2019	3,163,859
Thereafter	7,254,208

Total cash obligations	14,573,333
Unamortized discounts and premiums, net	35,375

Balance as of December 31, 2014	$14,608,708

9.    OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consists of the following as of December 31, (in thousands):

	2014	2013 (1)
Unearned revenue	$415,809	$278,295
Deferred rent liability	303,442	273,318
Other miscellaneous liabilities	309,131	251,655

Balance as of December 31,	$1,028,382	$803,268

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying amount of the Company’s asset retirement obligations are as follows (in thousands):

	2014	2013 (1)
Beginning balance as of January 1,	$549,548	$435,624
Additions	52,623	117,330
Accretion expense	40,325	34,045
Revisions in estimates (2)	(32,311)	(36,492)
Settlements	(1,150)	(959)

Balance as of December 31,	$609,035	$549,548

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Revisions in estimates include the impact of approximately $(38.5) million and $(19.8) million of foreign currency translation for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the estimated undiscounted future cash outlay for asset retirement obligations is approximately $1.8 billion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company’s foreign subsidiaries have entered into interest rate swap agreements, which have been designated as cash flow hedges, to manage exposure to variability in interest rates on debt.

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

Colombia

In connection with entering into the Colombian Credit Facility in October 2014, one of the Company’s Colombian subsidiaries entered into an interest rate swap agreement with an aggregate notional value of 100.0 billion COP (approximately $41.8 million) with certain of the lenders under the Colombian Credit Facility. The interest rate swap agreement matures on the earlier of termination of the underlying debt or April 24, 2021 and provides that the Company pay a fixed interest rate of 5.74% and receive variable interest at the three-month IBR over the term of the interest rate swap agreement. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility.

In October 2014, the Company settled its previously existing interest rate swap related to the Colombian Long-Term Credit Facility and recognized a 3.0 billion COP (approximately $1.4 million) loss included in Loss on retirement of long-term obligations in the consolidated statements of operations.

The notional amount and fair value of the interest rate swap agreements are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Local	USD	Local	USD
South Africa (ZAR)
Notional	440,614	38,080	469,354	44,732
Fair Value	1,016	88	939	90
Colombia (COP)
Notional	100,000,000	41,798	101,250,000	52,547
Fair Value	(1,548,688)	(647)	(3,000,236)	(1,557)
Costa Rica (USD) (1)
Notional	—	—	N/A	42,000
Fair Value	—	—	N/A	(628)

(1)	One of the Company’s Costa Rican subsidiaries had three interest rate swap agreements, which were terminated upon repayment of the Costa Rica Loan in February 2014.

As of December 31, 2014 and 2013, the South African interest rate swap agreements are in an asset position and are included in Notes receivable and other non-current assets on the consolidated balance sheets. The Colombian interest rate swap agreement is in a liability position and is included in Other non-current liabilities on the consolidated balance sheets.

In addition to the interest rate swap agreements, the Company is amortizing the settlement cost of a treasury rate lock as additional interest expense over the term of the 7.00% senior unsecured notes due 2017.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2014, 2013 and 2012, the interest rate swap agreements and treasury rate lock had the following impact on the Company’s consolidated financial statements (in thousands):

Year Ended December 31,	Gain(Loss) Recognized in OCI - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion (1)	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2014	$(2,082)	$(3,606)	Interest expense/Loss on retirement of long-term obligations	N/A	N/A
2013	$ 1,481	$(2,809)	Interest expense	N/A	N/A
2012	$(6,220)	$(1,340)	Interest expense	N/A	N/A

(1)	During the year ended December 31, 2014, amount includes $1.0 million reclassified from AOCI into Loss on retirement of long-term obligations in connection with the settlement of the interest rate swap related to the Colombian Long-Term Credit Facility.

As of December 31, 2014, $0.7 million of the amount related to derivatives designated as cash flow hedges and recorded in AOCI is expected to be reclassified into earnings in the next twelve months.

The Company also recognized a gain on the settlement of interest rate swap agreements entered into in connection with the 2007 Securitization. The settlement was recognized as a reduction in interest expense over a five-year period for which the interest rate swaps were designated as hedges. During the year ended December 31, 2012, the Company recorded $0.2 million as a reduction in interest expense. The remaining portion of the gain was fully amortized during the year ended December 31, 2012.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)		$6,302		$6,302
Interest rate swap agreements		$88		$88

Liabilities:
Acquisition-related contingent consideration			$28,524	$28,524
Interest rate swap agreements		$647		$647

	December 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3

Assets:
Short-term investments (1)		$18,612		$18,612
Interest rate swap agreements		$90		$90

Liabilities:
Acquisition-related contingent consideration			$31,890	$31,890
Interest rate swap agreements		$2,185		$2,185

(1)	Consists of highly liquid investments with original maturities in excess of three months.

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

Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration in connection with an acquisition with subsequent adjustments recognized in Other operating expenses in the consolidated statements of operations. The Company determines the fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in these unobservable inputs could significantly impact the fair value of the liabilities recorded in the accompanying consolidated balance sheets and adjustments recorded in the consolidated statements of operations.

As of December 31, 2014, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $40.4 million. During the years ended December 31, 2014 and 2013, the fair value of the contingent consideration changed as follows (in thousands):

	2014	2013
Balance as of January 1	$31,890	$23,711
Additions	6,412	13,474
Settlements	(3,889)	(8,789)
Change in fair value	(225)	5,743
Foreign currency translation adjustment	(4,934)	(2,249)
Other (1)	(730)	—

Balance as of December 31	$28,524	$31,890

(1)	In connection with the sale of operations in Panama, the buyer assumed the Company’s potential obligations related to additional purchase price consideration.

Items Measured at Fair Value on a Nonrecurring Basis

Assets Held and Used—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the year ended December 31, 2014, certain long-lived assets held and used with a carrying value of $8,900.0 million were written down to their net realizable value of $8,888.8 million as a result of an asset impairment charge of $11.2 million. During the year ended December 31, 2013, certain long-lived assets held and used with a carrying value of $8,554.5 million were written down to their net realizable value of $8,538.6 million, as a result of an asset impairment charge of $15.9 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated proceeds from the sale of assets or the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.

During the year ended December 31, 2014, NII, a U.S. corporation, filed for Chapter 11 bankruptcy protection on behalf of itself and certain of its subsidiaries. NII is the ultimate parent company of certain operating subsidiaries in Brazil, Chile and Mexico that collectively represent approximately 6% of the Company’s consolidated revenues for the year ended December 31, 2014. None of these subsidiaries were included in NII’s Chapter 11 filing. The Company’s assessment of the impact of the proceedings did not identify any indicators of impairment as of December 31, 2014.

Sale of Assets—During the year ended December 31, 2014, the Company completed the sale of its operations in Panama and its third-party structural analysis business for an aggregate sale price of $17.9 million, plus a working capital adjustment. At the time of sale, the carrying amount of these assets primarily included $8.1 million of property and equipment, $7.8 million of intangible assets and $3.6 million of goodwill. The Company recorded a net charge of $2.2 million in Other operating expenses in the accompanying consolidated statements of operations.

There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2014 and 2013 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2014, the carrying value and fair value of long-term obligations, including the current portion, are $14.6 billion and $15.0 billion, respectively, of which $9.7 billion is measured using Level 1 inputs and $5.3 billion is measured using Level 2 inputs. As of December 31, 2013, the carrying value and fair value of long-term obligations, including the current portion, were $14.5 billion and $14.7 billion, respectively, of which $8.6 billion was measured using Level 1 inputs and $6.1 billion was measured using Level 2 inputs.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in Accumulated other comprehensive loss for the years ended December 31, 2014 and 2013, are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive loss before reclassifications, net of tax	(1,966)	—	(484,323)	(486,289)
Amounts reclassified from accumulated other comprehensive loss, net of tax	2,490	798	—	3,288

Net current-period other comprehensive income (loss)	524	798	(484,323)	(483,001)

Balance as of December 31, 2014	$(1,345)	$(2,231)	$(790,645)	$(794,221)

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2013	$(4,358)	$(3,827)	$(175,162)	$(183,347)
Other comprehensive income (loss) before reclassifications, net of tax	867	—	(131,160)	(130,293)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,622	798	—	2,420

Net current-period other comprehensive income (loss)	2,489	798	(131,160)	(127,873)

Balance as of December 31, 2013	$(1,869)	$(3,029)	$(306,322)	$(311,220)

During the year ended December 31, 2014, approximately $1.0 million was reclassified from Accumulated other comprehensive loss into Loss on retirement of long-term obligations in connection with the settlement of the interest rate swap related to the Colombian Long-Term Credit Facility. The remaining loss on cash flow hedges was reclassified into interest expense and the associated tax effect of $0.1 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively, is included in Income tax provision.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    INCOME TAXES

The Company has filed, for prior taxable years through its taxable year ended December 31, 2011, consolidated U.S. federal tax returns, which included all of its then wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2012, the Company filed, and intends to continue to file, as a REIT, and its domestic TRSs filed, and intend to continue to file, as C corporations. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state. The following information pertains to the Company’s income taxes on a consolidated basis.

The income tax provision from continuing operations is comprised of the following for the years ended December 31, (in thousands):

	2014	2013	2012
Current:
Federal	$(2,390)	$(30,322)	$(18,170)
State	(797)	(13,731)	(6,321)
Foreign	(57,934)	(44,973)	(53,513)
Deferred:
Federal	(4,180)	(16,318)	(13,094)
State	(973)	(5,139)	(666)
Foreign	3,769	50,942	(15,540)

Income tax provision	$(62,505)	$(59,541)	$(107,304)

The income tax provision for the years ended December 31, 2014 and 2013 include an expense of approximately $2.6 million and $21.5 million, respectively, resulting from the restructuring of certain of the Company’s domestic TRSs.

The domestic and foreign components of income from continuing operations before income taxes and income on equity method investments are as follows for the years ended December 31, (in thousands):

	2014	2013	2012
United States	$857,457	$766,772	$787,960
Foreign	8,247	(225,023)	(86,666)

Total	$865,704	$541,749	$701,294

Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows for the years ended December 31:

	2014	2013	2012
Statutory tax rate	35%	35%	35%
Tax adjustment related to REIT (1)	(35)	(35)	(35)
State taxes, net of federal benefit	1	3	1
Foreign taxes	2	(5)	4
Foreign withholding taxes	3	6	4
Domestic TRS restructuring	—	4	—
Change in valuation allowance	—	—	8
Other	1	3	(2)

Effective tax rate	7%	11%	15%

(1)	Includes 24%, 28% and 18% from dividend paid deductions in 2014, 2013 and 2012, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset and related valuation allowance are as follows as of December 31, (in thousands):

	2014	2013 (1)
Current assets:
Allowances, accruals and other items not currently deductible	$20,525	$28,077
Current deferred liabilities	(2,799)	(4,547)

Subtotal	17,726	23,530
Valuation allowance	(3,094)	(3,638)

Net current deferred tax assets	$14,632	$19,892

Non-current items:
Assets:
Net operating loss carryforwards	242,701	197,335
Accrued asset retirement obligations	103,975	88,884
Stock-based compensation	693	4,331
Unearned revenue	18,947	46,788
Unrealized loss on foreign currency	15,952	68,951
Items not currently deductible and other	22,142	23,908
Liabilities:
Depreciation and amortization	(132,254)	(82,068)
Deferred rent	(18,355)	(17,814)
Other	(1,805)	(5,302)

Subtotal	251,996	325,013
Valuation allowance	(138,147)	(132,368)

Net non-current deferred tax assets	$113,849	$192,645

(1)	December 31, 2013 balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s deferred tax assets as of December 31, 2014 in the table above do not include $0.5 million of excess tax benefits from the exercise of employee stock options that are a component of NOLs as these benefits can only be recognized when the related tax deduction reduces income taxes payable.

At December 31, 2014 and 2013, the Company has provided a valuation allowance of approximately $141.2 million and $136.0 million, respectively, which primarily relates to foreign items. During 2014, the Company increased amounts recorded as valuation allowances due to the uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

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

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

domestic cash needs. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $391.0 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Should the Company decide to repatriate the foreign earnings, it may have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside of the United States.

At December 31, 2014, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income, which includes losses of approximately $0.3 billion related to employee stock options. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2015 to 2019	$—	$82,656	$11,896
2020 to 2024	—	290,466	163,078
2025 to 2029	510,016	444,038	—
2030 to 2034	429,759	217,367	—
Indefinite carryforward	—	—	648,731

Total	$939,775	$1,034,527	$823,705

Of the above $939.8 million of federal net operating loss carryforwards, $647.3 million is restricted to offset taxable income of the subsidiaries of the Company.

In addition, the Company has Mexican tax credits of $2.1 million, which if not utilized will expire in 2017.

As of December 31, 2014 and 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $31.9 million and $31.1 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $18.2 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2014	2013	2012
Balance at January 1	$32,545	$34,337	$38,886
Additions based on tax positions related to the current year	4,187	1,427	1,037
Additions for tax positions of prior years	3,780	—	—
Reductions for tax positions of prior years	—	(320)	(221)
Foreign currency	(3,216)	(1,681)	(439)
Reduction as a result of the lapse of statute of limitations and effective settlements (1)	(5,349)	(1,218)	(4,926)

Balance at December 31	$31,947	$32,545	$34,337

(1)	Includes $2.1 million of effective settlements for the year ended December 31, 2012.

During the years ended December 31, 2014, 2013 and 2012, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $5.3 million, $1.2 million and $4.9 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded penalties and tax-related interest expense (benefit) to the tax provision of ($3.4 million), $3.4 million and ($2.9 million) for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the total unrecognized tax benefits included in the consolidated balance sheets were $31.9 million and $32.5 million, respectively. As of December 31, 2014 and 2013, the total amount of accrued income tax-related interest and penalties included the consolidated balance sheets were $24.9 million and $30.9 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2014 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2014.

In September 2013, the Internal Revenue Service released final Tangible Property Regulations (the “Final Regulations”). The Final Regulations provide guidance on applying Section 263(a) of the Code to amounts paid to acquire, produce or improve tangible property, as well as rules for materials and supplies (Code Section 162). These regulations contain certain changes from the temporary and proposed tangible property regulations that were issued on December 27, 2011. The Final Regulations are generally effective for taxable years beginning on or after January 1, 2014. In addition, taxpayers were permitted to early adopt the Final Regulations for taxable years beginning on or after January 1, 2012. The Final Regulations did not have a material effect on the Company’s results of operations or financial condition.

15.    STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense of $80.2 million, $68.1 million and $52.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense for the years ended December 31, 2013 included $1.1 million, related to the modification of the vesting and exercise terms for certain employees’ equity awards. The Company did not modify the vesting or exercise terms of equity awards during the years ended December 31, 2014 and 2012. The Company capitalized $1.6 million of stock-based compensation expense as property and equipment during each of the years ended December 31, 2014 and 2013.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years, and stock options generally expire ten years from the date of grant. As of December 31, 2014, the Company has the ability to grant stock-based awards with respect to an aggregate of 14.3 million shares of common stock under the 2007 Plan.

The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013 that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for grants made on or after January 1, 2013, the Company recognizes compensation expense for all stock-based compensation over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. Due to the accelerated recognition of stock-based compensation expense related to awards granted to retirement eligible employees, the Company recognized an incremental $14.8 million and $7.8 million of stock-based compensation expense during the years ended December 31, 2014 and 2013, respectively.

Stock Options—The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The risk-free interest rate is based on the U.S. Treasury yield approximating the estimated life in effect at the accounting measurement date. The expected life of option grants (estimated period of time outstanding) is estimated using the vesting term and historical exercise behavior of the Company’s employees. The expected volatility of the underlying stock price is based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend yield is the Company’s best estimate of expected future dividend yield.

Key assumptions used to apply this pricing model are as follows:

	2014	2013	2012
Range of risk-free interest rate	1.46% - 1.74%	0.75% - 1.42%	0.62% - 1.03%
Weighted average risk-free interest rate	1.64%	0.91%	0.92%
Expected life of option grants	4.5 years	4.4 years	4.4 years
Range of expected volatility of the underlying stock price	21.94% - 23.35%	24.43% - 36.09%	36.53% - 37.86%
Weighted average expected volatility of underlying stock price	23.08%	33.37%	37.84%
Expected annual dividend yield	1.50%	1.50%	1.50%

The weighted average grant date fair value per share during the years ended December 31, 2014, 2013 and 2012 was $14.86, $19.05 and $17.46, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $58.0 million, $42.1 million and $59.5 million, respectively. As of December 31, 2014, total unrecognized compensation expense related to unvested stock options is approximately $32.1 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was approximately $56.6 million during the year ended December 31, 2014.

The Company’s option activity for the year ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2014	6,106,171	$52.81
Granted	1,879,594	81.32
Exercised	(1,267,320)	44.63
Forfeited	(176,522)	74.80
Expired	(33,488)	33.46

Outstanding as of December 31, 2014	6,508,435	$62.14	6.77	$238.9

Exercisable as of December 31, 2014	2,992,252	$46.77	4.84	$155.8
Vested or expected to vest as of December 31, 2014	6,506,185	$62.13	6.77	$238.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
1,553,717	$ 18.60 — $43.11	$36.04	3.54	1,553,717	$36.04
971,207	44.92 — 58.60	49.25	5.20	744,434	48.63
954,608	62.00 — 74.06	62.52	7.24	397,291	62.30
1,232,856	76.90 — 79.45	76.95	8.20	256,378	76.92
1,796,047	81.18 — 93.45	81.32	9.20	40,432	81.18

6,508,435	$ 18.60 — $93.45	$62.14	6.77	2,992,252	$46.77

Restricted Stock Units—The Company’s restricted stock unit activity during the year ended December 31, 2014 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2014	1,840,137	$64.75
Granted	807,582	81.54
Vested	(716,905)	59.65
Forfeited	(171,997)	72.36

Outstanding as of December 31, 2014	1,758,817	$73.80

Expected to vest, net of estimated forfeitures, as of December 31, 2014	1,685,937	$73.59

The total fair value of restricted stock units that vested during the year ended December 31, 2014 was $58.6 million.

As of December 31, 2014, total unrecognized compensation expense related to unvested restricted stock units granted under the 2007 Plan is $76.3 million and is expected to be recognized over a weighted average period of approximately two years.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) for all eligible employees. Under the ESPP, shares of the Company’s common stock may be purchased on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and may not purchase more than $25,000 worth of stock in a calendar year (based on market values at the beginning of each offering period). The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the 2014, 2013 and 2012 offering periods employee contributions were accumulated to purchase an estimated 81,000, 78,000 and 88,000 shares, respectively, at weighted average prices per share of $70.48, $64.74 and $51.59, respectively. During each six month offering period, employees accumulate payroll deductions to purchase the Company’s common stock. The fair value of the ESPP share purchase option is estimated on the offering period commencement date using a Black-Scholes pricing model with the expense recognized over the expected life, which is the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six-month offering period. The weighted average fair value per share of ESPP share purchase options during the year ended December 31, 2014, 2013 and 2012 was $14.83, $13.42 and $13.64, respectively. At December 31, 2014, 3.4 million shares remain reserved for future issuance under the plan.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP for the years ended December 31, are as follows:

	2014	2013	2012
Range of risk-free interest rate	0.06% – 0.11%	0.07% – 0.13%	0.05% – 0.12%
Weighted average risk-free interest rate	0.09%	0.10%	0.08%
Expected life of shares	6 months	6 months	6 months
Range of expected volatility of underlying stock price over the option period	11.29% – 16.59%	12.21% – 13.57%	33.16% – 33.86%
Weighted average expected volatility of underlying stock price	14.14%	12.88%	33.54%
Expected annual dividend yield	1.50%	1.50%	1.50%

16.    EQUITY

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

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of common stock (“2011 Buyback”). In September 2013, the Company temporarily suspended repurchases in connection with its acquisition of MIPT.

Under the 2011 Buyback, the Company is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices in accordance with securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to its ESPP and upon exercise of stock options granted under its equity incentive plans. For the year ended December 31, 2014, the Company received an aggregate of $62.3 million in proceeds upon exercises of stock options and from its ESPP.

Distributions—The following tables characterize the tax treatment of distributions declared per share of common stock and preferred stock.

	For the year ended December 31,
	2014			2013		2012
	Per Share		%	Per Share	%	Per Share	%
Common Stock
Ordinary income	$1.4000		100%	$1.1000	100%	$0.9000	100%
Capital gain	—		—	—	—	—	—
Return of capital	—		—	—	—	—	—

Total	$1.4000		100%	$1.1000	100%	$0.9000	100%

	For the year ended December 31,
	2014			2013 (2)		2012 (2)
	Per Share		%	Per Share	%	Per Share	%
Preferred Stock
Ordinary income	$2.6688		100%	$—	—%	$—	—%
Capital gain	—		—	—	—	—	—
Return of capital	—		—	—	—	—	—

Total	$2.6688	(1)	100%	$—	—%	$—	—%

(1)	In addition to the dividends disclosed above, on December 2, 2014, the Company declared a dividend of $1.3125 per share, payable on February 16, 2015 to preferred stockholders of record at the close of business on February 1, 2015.
(2)	The Company had no preferred stock outstanding during the years ended December 31, 2013 and 2012.

The Company accrues distributions on unvested restricted stock units granted subsequent to January 1, 2012, which are payable upon vesting. As of December 31, 2014, the amount accrued for distributions payable related to unvested restricted stock units is $3.4 million. During the year ended December 31, 2014, the Company paid $0.7 million of distributions payable upon the vesting of restricted stock units.

To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    IMPAIRMENTS, NET LOSS ON SALES OF LONG-LIVED ASSETS

During the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges and net losses on sales or disposals of long-lived assets of $28.5 million, $32.5 million and $34.4 million, respectively. These charges are primarily related to assets included in the Company’s domestic rental and management segment and are included in Other operating expenses in the consolidated statements of operations.

Included in these amounts are impairment charges of approximately $15.3 million, $15.9 million and $21.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, to write down certain assets to net realizable value after an indicator of impairment was identified. Included in amounts recorded for the year ended December 31, 2012, was an impairment charge of approximately $10.8 million resulting from the impairment of one of the Company’s outdoor DAS networks upon the termination of a tenant lease.

Also included in these amounts are net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $13.2 million, $16.6 million and $12.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

18.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	2014	2013	2012
Net income attributable to American Tower Corporation stockholders	$824,910	$551,333	$637,283
Dividends declared on preferred stock	(23,888)	—	—

Net income attributable to American Tower Corporation common stockholders	801,022	551,333	637,283

Basic weighted average common shares outstanding	395,958	395,040	394,772
Dilutive securities	4,128	4,106	4,515

Diluted weighted average common shares outstanding	400,086	399,146	399,287

Basic net income attributable to American Tower Corporation common stockholders per common share	$2.02	$1.40	$1.61

Diluted net income attributable to American Tower Corporation common stockholders per common share	$2.00	$1.38	$1.60

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	2014	2013	2012
Restricted stock awards	5	—	2
Stock options	1,290	1,161	981
Preferred stock (1)	4,303	—	—

(1)	Issued on May 12, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$574,438
2016	553,864
2017	538,405
2018	519,034
2019	502,847
Thereafter	4,214,600

Total	$6,903,188

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2014, 2013 and 2012 approximated $655.0 million, $495.2 million and $419.0 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under capital leases in effect at December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$15,589
2016	14,049
2017	12,905
2018	12,456
2019	10,760
Thereafter	173,313

Total minimum lease payments	239,072
Less amounts representing interest	(143,690)

Present value of capital lease obligations	$95,382

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and typically have initial terms of at least ten years with multiple renewal terms at the option of the tenant.

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$3,438,474
2016	3,358,098
2017	3,304,255
2018	3,168,551
2019	2,916,750
Thereafter	10,495,554

Total	$26,681,682

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,400 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. During the year ended December 31, 2014, the Company purchased 27 of the subleased towers upon expiration of the applicable agreement for an aggregate purchase price of $8.8 million. The aggregate purchase option price for the remaining towers leased and subleased is approximately $644.9 million, and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. As of December 31, 2014, the Company has purchased an aggregate of 31 of the subleased towers upon expiration of the applicable agreement. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then current monthly fee, which is subject to an annual increase based on changes in the CPI.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $73.2 million as of December 31, 2014. At Verizon Wireless’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which would be valued at approximately $134.7 million in the aggregate based on the closing price at December 31, 2014.

Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2014, is not aware of any agreements that could result in a material payment.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and non-cash investing and financing activities for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Supplemental cash flow information:
Cash paid for interest	$548,089	$397,366	$366,458
Cash paid for income taxes (net of refunds of $8,476, $19,701 and $20,847, respectively)	69,212	51,676	69,277
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	1,121	9,147	(10,244)
Purchases of property and equipment under capital leases	36,486	27,416	19,219
Fair value of debt assumed through acquisitions	463,135	1,576,186	—
Settlement of accounts receivable related to acquisitions	31,849	—	—
Conversion of third-party debt to equity	111,181	—	—

21.    BUSINESS SEGMENTS

The Company operates in three business segments, (i) domestic rental and management, (ii) international rental and management and (iii) network development services. The Company’s primary business is leasing space on multi-tenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which as of December 31, 2014, consist of the following:

•	Domestic: rental and management operations in the United States; and

•

International: rental and management operations in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Peru, South Africa and Uganda. In November 2014, the Company signed an agreement to acquire communications sites in Nigeria.

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

The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation expense and corporate expenses. For reporting purposes, the international rental and management segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments, and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes and income on equity method investments, as the amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services
Year ended December 31, 2014	Domestic	International			Other	Total
	(in thousands)
Segment revenues	$2,639,790	$1,367,064	$4,006,854	$93,194		$4,100,048
Segment operating expenses (1)	515,742	539,038	1,054,780	37,648		1,092,428
Interest income, TV Azteca, net	—	10,547	10,547	—		10,547

Segment gross margin	2,124,048	838,573	2,962,621	55,546		3,018,167

Segment selling, general, administrative and development expense (1)	124,944	133,978	258,922	12,469		271,391

Segment operating profit	$1,999,104	$704,595	$2,703,699	$43,077		$2,746,776

Stock-based compensation expense					$80,153	80,153
Other selling, general, administrative and development expense					96,835	96,835
Depreciation, amortization and accretion					1,003,802	1,003,802
Other expense (principally interest expense and other expense)					700,282	700,282

Income from continuing operations before income taxes and income on equity method investments						$865,704

Capital expenditures	$576,153	$374,105	$950,258	$—	$24,146	$974,404

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $78.3 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services
Year ended December 31, 2013	Domestic	International			Other	Total
	(in thousands)
Segment revenues	$2,189,365	$1,097,725	$3,287,090	$74,317		$3,361,407
Segment operating expenses (1)	405,419	422,346	827,765	30,564		858,329
Interest income, TV Azteca, net	—	22,235	22,235	—		22,235

Segment gross margin	1,783,946	697,614	2,481,560	43,753		2,525,313

Segment selling, general, administrative and development expense (1)	103,989	123,338	227,327	9,257		236,584

Segment operating profit	$1,679,957	$574,276	$2,254,233	$34,496		$2,288,729

Stock-based compensation expense					$68,138	68,138
Other selling, general, administrative and development expense					112,367	112,367
Depreciation, amortization and accretion					800,145	800,145
Other expense (principally interest expense and other expense)					766,330	766,330

Income from continuing operations before income taxes and income on equity method investments						$541,749

Capital expenditures	$416,239	$277,910	$694,149	$—	$30,383	$724,532

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.5 million and $66.6 million, respectively.

	Rental and Management		Total Rental and Management	Network Development Services
Year ended December 31, 2012	Domestic	International			Other	Total
	(in thousands)
Segment revenues	$1,940,689	$862,801	$2,803,490	$72,470		$2,875,960
Segment operating expenses (1)	357,555	328,333	685,888	34,830		720,718
Interest income, TV Azteca, net	—	14,258	14,258	—		14,258

Segment gross margin	1,583,134	548,726	2,131,860	37,640		2,169,500

Segment selling, general, administrative and development expense (1)	85,663	95,579	181,242	6,744		187,986

Segment operating profit	$1,497,471	$453,147	$1,950,618	$30,896		$1,981,514

Stock-based compensation expense					$51,983	51,983
Other selling, general, administrative and development expense					89,093	89,093
Depreciation, amortization and accretion					644,276	644,276
Other expense (principally interest expense and other expense)					494,868	494,868

Income from continuing operations before income taxes and income on equity method investments						$701,294

Capital expenditures	$268,997	$279,004	$548,001	$—	$20,047	$568,048

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $50.2 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information relating to the total assets of the Company’s operating segments for the years ended December 31, is as follows (in thousands):

	2014	2013 (1)	2012
Domestic rental and management	$14,348,892	$13,628,137	$8,471,169
International rental and management (2)	6,776,013	6,428,438	5,190,987
Network development services	57,367	47,607	63,956
Other (3)	149,273	179,483	363,317

Total assets	$21,331,545	$20,283,665	$14,089,429

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.
(3)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.

Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2014, 2013 and 2012 and long-lived assets as of December 31, 2014 and 2013, is as follows (in thousands):

	2014	2013	2012
Operating Revenues:
United States	$2,732,984	$2,263,682	$2,013,159
International (1):
Brazil	331,089	212,201	198,068
Chile	31,756	28,978	22,114
Colombia	89,421	70,901	48,424
Costa Rica	16,742	4,055	—
Germany	64,946	62,756	4,030
Ghana	95,486	92,114	81,818
India	219,566	191,355	181,863
Mexico	354,116	288,306	217,473
Panama (2)	1,243	424	—
Peru	8,078	5,824	5,310
South Africa	98,334	91,906	80,202
Uganda	56,287	48,905	23,499

Total international	1,367,064	1,097,725	862,801

Total operating revenues	$4,100,048	$3,361,407	$2,875,960

(1)	Balances are translated at the applicable exchange rate and therefore may impact comparability between periods.
(2)	In September 2014, the Company completed the sale of the operations in Panama.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013 (1)
Long-Lived Assets (2):
United States	$12,843,271	$12,345,357
International (3):
Brazil	2,162,698	1,286,490
Chile	147,413	167,318
Colombia	320,355	390,197
Costa Rica	127,436	129,229
Germany	456,698	535,883
Ghana	235,523	304,603
India	616,266	610,744
Mexico	1,189,854	1,348,987
Panama (4)	—	17,177
Peru	61,490	58,220
South Africa	186,270	213,316
Uganda	185,956	195,128

Total international	5,689,959	5,257,292

Total long-lived assets	$18,533,230	$17,602,649

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.
(3)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.
(4)	In September 2014, the Company completed the sale of the operations in Panama.

The following tenants within the domestic and international rental and management segments and network development services segment individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
AT&T Mobility	20%	18%	18%
Sprint Nextel	15%	16%	14%
Verizon Wireless	11%	11%	11%
T-Mobile	10%	11%	8%

22.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014, 2013, and 2012, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2014:
Operating revenues	$984,089	$1,031,457	$1,038,188	$1,046,314	$4,100,048
Cost of operations (1)	260,769	272,275	284,202	277,019	1,094,265
Operating income	353,637	402,499	384,807	345,979	1,486,922
Net income	193,313	221,659	206,630	181,597	803,199
Net income attributable to American Tower Corporation stockholders	202,499	234,431	207,593	180,387	824,910
Dividends declared on preferred stock	—	(4,375)	(7,700)	(11,813)	(23,888)
Net income attributable to American Tower Corporation common stockholders	202,499	230,056	199,893	168,574	801,022
Basic net income attributable to American Tower Corporation common stockholders	0.51	0.58	0.50	0.43	2.02
Diluted net income attributable to American Tower Corporation common stockholders	0.51	0.58	0.50	0.42	2.00

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2013:
Operating revenues	$802,728	$808,830	$807,880	$941,969	$3,361,407
Cost of operations (1)	201,766	205,709	200,829	251,569	859,873
Operating income	299,686	312,812	308,879	292,928	1,214,305
Net income	160,948	84,113	163,222	73,925	482,208
Net income attributable to American Tower Corporation stockholders	171,407	99,821	180,123	99,982	551,333
Dividends declared on preferred stock	—	—	—	—	—
Net income attributable to American Tower Corporation common stockholders	171,407	99,821	180,123	99,982	551,333
Basic net income attributable to American Tower Corporation common stockholders	0.43	0.25	0.46	0.25	1.40
Diluted net income attributable to American Tower Corporation common stockholders	0.43	0.25	0.45	0.25	1.38

(1)	Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.    SUBSEQUENT EVENTS

Redemption of 4.625% Senior Notes—On February 11, 2015, the Company redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”). In accordance with the redemption provisions and the indenture for the 4.625% Notes, the 4.625% Notes were redeemed at a price equal to 100.5898% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 11, 2015, for an aggregate purchase price of $613.6 million, including approximately $10.0 million of accrued and unpaid interest, which was funded with borrowings under the 2013 Credit Facility. Upon completion of this redemption, none of the 4.625% Notes remained outstanding.

Proposed Verizon Transaction—On February 5, 2015, the Company announced that it has entered into a definitive agreement (the “Master Agreement”) pursuant to which American Tower expects to acquire rights to approximately 11,324 wireless communications towers and purchase approximately 165 additional towers from Verizon for $5.056 billion in cash at closing (the “Proposed Verizon Transaction”), subject to certain adjustments. Under the definitive agreement, American Tower will have the exclusive right to lease and operate the Verizon towers for a weighted average term of approximately 28 years. In addition, American Tower will have fixed price purchase options to acquire the towers based on their anticipated fair market values at the end of the lease terms. The Master Agreement contains various covenants and representations and warranties, which, among other things, includes the right of the Company and Verizon to terminate the Master Agreement if the Transaction does not close by August 4, 2015 (subject to extension to November 2, 2015 in certain circumstances). In addition, in certain circumstances, the Company may be required to pay a termination fee of approximately $354 million, in the event that the Verizon parties have irrevocably committed to consummate the Proposed Verizon Transaction, the conditions to the Company’s obligation to close the transaction have all been satisfied and the Company fails to consummate the Proposed Verizon Transaction.

In addition, at closing, Verizon will contract to sublease space on the towers for a minimum of 10 years with monthly rent of $1,900 per site and fixed annual rent escalators of 2%. Verizon will have customary renewal options. Verizon will also have access to certain additional space on the towers for its future use, subject to certain restrictions. American Tower will have the right to sublease other available capacity on the towers to additional tenants.

Amendments to Bank Facilities—On February 5, 2015 and February 20, 2015, the Company entered into amendment agreements with respect to the 2013 Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. After giving effect to these amendments, the Company’s permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 6.00 to 1.00 for the fiscal quarters ended December 31, 2014 through the end of the fiscal quarter ending immediately prior to the closing of the Proposed Verizon Transaction, (ii) 7.25 to 1.00 for the first and second fiscal quarters ending on or after the closing of the Proposed Verizon Transaction, (iii) 7.00 to 1.00 for the two subsequent fiscal quarters and (iii) 6.00 to 1.00 thereafter. In addition, the maximum Incremental Term Loan Commitments (as defined in the agreement governing the 2013 Term Loan) was increased to $1.0 billion and the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the revolving credit facilities) was increased to $3.5 billion and $2.5 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively. Effective February 20, 2015, the Company received incremental commitments for an additional $500.0 million under each of the 2013 Term Loan and 2014 Credit Facility and $750.0 million under the 2013 Credit Facility. As a result, the Company has $2.0 billion outstanding under the 2013 Term Loan and may borrow up to $2.0 billion and $2.75 billion under the 2014 Credit Facility and the 2013 Credit Facility, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bridge Facility—In connection with the signing of a definitive agreement for the Proposed Verizon Transaction (the “Master Agreement”), the Company entered into a commitment letter (the “Commitment Letter”), dated February 5, 2015, with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide up to $5.05 billion in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Proposed Verizon Transaction. Effective February 20, 2015, the Bridge Loan Commitment was reduced to $3.3 billion as a result of an aggregate of $1.75 billion of additional committed amounts under the Company’s existing bank facilities, as described above. The Bridge Loan Commitment will be further reduced on a dollar-for-dollar basis by, among other things, the net cash proceeds of any securities offering, debt incurrence and asset dispositions, subject to certain customary exceptions.

The Bridge Loan Commitment will expire if the Company does not make any borrowings thereunder on the earliest to occur of (i) the consummation of the Proposed Verizon Transaction, (ii) the termination of the Master Agreement or the public announcement by the Company of the abandonment of the Proposed Verizon Transaction and (iii) August 5, 2015 (or November 3, 2015, if the Termination Date (as defined in the Master Agreement) is extended pursuant to the Master Agreement).

The Commitment Letter contains, and the credit agreement in respect of the Bridge Loan Commitment, if any, will contain, certain customary conditions to funding, including, without limitation, (i) no material adverse effect with respect to Verizon’s land interests, towers, certain related improvements and tower related assets associated with each communications site having occurred since December 31, 2014, (ii) the execution and delivery of definitive financing agreements for the Bridge Loan Commitment and (iii) other customary closing conditions set forth in the Commitment Letter. The Company will pay certain customary commitment fees and, in the event the Company makes any borrowings, funding and other fees in connection with the Bridge Loan Commitment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

SCHEDULE III—SCHEDULE OF REAL ESTATE

AND ACCUMULATED DEPRECIATION

Description	Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
75,164 sites (1)	$3,510,481	(2)	(3)	(3)	$10,469,207	(4)	$(3,613,078)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(2)	Certain assets secure debt of approximately $3.5 billion.
(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)	Does not include those sites under construction.

	2014 (1)	2013 (1)	2012
Gross amount at beginning	$9,921,276	$8,290,313	$7,192,641
Additions during period:
Acquisitions through foreclosure	—	—	—
Other acquisitions (2)	397,837	1,415,171	739,144
Discretionary capital projects (3)	437,720	314,126	217,935
Discretionary ground lease purchases (4)	159,637	102,991	93,990
Redevelopment capital expenditures (5)	96,782	89,960	67,309
Capital improvements (6)	41,967	58,960	70,453
Start-up capital expenditures (7)	21,173	15,757	—
Other (8)	22,069	8,764	30,813

Total additions	1,177,185	2,005,729	1,219,644

Deductions during period:
Cost of real estate sold or disposed	(60,147)	(48,467)	(15,288)
Other (9)	(569,107)	(243,958)	(80,450)

Total deductions:	(629,254)	(292,425)	(95,738)

Balance at end	$10,469,207	$10,003,617	$8,316,547

(1)	Balance has been revised to reflect purchase accounting measurement period adjustments.
(2)	Includes acquisitions of sites.
(3)	Includes amounts incurred primarily for the construction of new sites.
(4)	Includes amounts incurred to purchase or otherwise secure the land under communications sites.
(5)	Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.
(6)	Includes amounts incurred to maintain existing sites.
(7)	Includes amounts incurred for acquisitions and new market launches and costs that are contemplated in the business cases for these investments.
(8)	Primarily includes regional improvements and other additions.
(9)	Primarily includes foreign currency exchange rate fluctuations.

	2014	2013	2012
Gross amount of accumulated depreciation at beginning	$(3,297,033)	$(2,968,230)	$(2,646,927)
Additions during period:
Depreciation	(457,135)	(408,693)	(344,778)
Other	(761)	(264)	(253)

Total additions	(457,896)	(408,957)	(345,031)

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	20,953	17,462	10,920
Other (1)	120,898	62,692	12,808

Total deductions	141,851	80,154	23,728

Balance at end	$(3,613,078)	$(3,297,033)	$(2,968,230)

(1)	Primarily includes foreign currency exchange rate fluctuations.

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

The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(3)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(4)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(5)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 9, 2007;

(7)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(8)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(11)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2009;

(12)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(13)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(14)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(17)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(18)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(19)	Annual Report on Form 10-K (File No. 001-14195) filed on February 29, 2012;

(20)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(21)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013;

(22)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2013;

(23)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 1, 2013;

(24)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2013;

(25)	Registration Statement on Form S-3ASR (File No. 333-188812) filed on May 23, 2013;

(26)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 31, 2013;

(27)	Current Report on Form 8-K (File No. 001-14195) filed on August 19, 2013;

(28)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2013;

(29)	Current Report on Form 8-K (File No. 001-14195) filed on December 12, 2013;

(30)	Current Report on Form 8-K (File No. 001-14195) filed on May 12, 2014;

(31)	Current Report on Form 8-K (File No. 001-141195) filed on August 7, 2014;

(32)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2014; and

(33)	Current Report on Form 8-K (File No. 001-141195) filed on February 23, 2015.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1(16)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	3.1(18)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2(18)

3.3	Amended and Restated By-Laws of the Company, effective as of May 21, 2013	3.1(24)

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	3.1(30)

4.1	Indenture, dated as of October 1, 2007, by and between the Company and The Bank of New York, as Trustee, for the 7.00% Senior Notes due 2017, including the form of 7.00% Senior Note	10.2(6)

4.2	Indenture dated as of June 10, 2009, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1(10)

4.3	Indenture dated as of October 20, 2009, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.625% Senior Notes due 2015	10.1(11)

4.4	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.3(13)

4.5	Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	4.12(25)

4.6	Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.05% Senior Notes due 2020	4(14)

4.7	Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.50% Senior Notes due 2018	4.1(15)

Exhibit No.	Description of Document	Exhibit File No.

4.8	Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.90% Senior Notes due 2021	4.1(17)

4.9	First Supplemental Indenture, dated as of December 2, 2008, to Indenture dated as of October 1, 2007, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.00% Senior Notes due 2017	4.8(19)

4.10	Second Supplemental Indenture, dated as of December 30, 2011, to Indenture dated as of October 1, 2007, with respect to the 7.000% Senior Notes of the Company’s predecessor prior to the REIT conversion (the “Predecessor Registrant”), by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.3(18)

4.11	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of June 10, 2009, with respect to the Predecessor Registrant’s 7.25% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.4(18)

4.12	Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of October 20, 2009 with respect to the Predecessor Registrant’s 4.625% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.5(18)

4.13	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.6(18)

4.14	Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.70% Senior Notes due 2022	4.1(20)

4.15	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023	4.1(21)

4.16	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.40% Senior Notes due 2019 and the 5.00% Senior Notes due 2024	4.1(27)

4.17	Supplemental Indenture No. 2, dated as of August 7, 2014, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.450% Senior Notes due 2021	4.1(31)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1)(3)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5(12)

10.3	American Tower Corporation 2007 Equity Incentive Plan	Annex A (4)*

10.4	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.6(22)*

10.5	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.31(22)*

Exhibit No.	Description of Document	Exhibit File No.

10.6	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4(5)*

10.7	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.8(22)*

10.8	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.9(22)*

10.9	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.1(33)*

10.10	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10(2)*

10.11	Amendment, dated August 6, 2009, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1(7)*

10.12	First Amended and Restated Loan and Security Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender	10.1(23)

10.13	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10.2(23)

10.14	First Amended and Restated Cash Management Agreement, dated as of March 15, 2013, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10.3(23)

10.15	First Amended and Restated Trust and Servicing Agreement, dated as of March 15, 2013, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10.4(23)

10.16	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1(1)

10.17	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2(1)

10.18	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

Exhibit No.	Description of Document	Exhibit File No.

10.19	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on February 23, 2015)	*

10.20	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7(9)**

10.21	Form of Waiver and Termination Agreement	10.4(8)

10.22	American Tower Corporation Severance Plan, as amended	10.35(12)*

10.23	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36(12)*

10.24	Letter Agreement, dated as of February 9, 2015 by and between the Company and Steven C. Marshall	Filed herewith as Exhibit 10.24*

10.25	Loan Agreement, dated as of June 28, 2013, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, Barclays Bank PLC, Citibank, N.A. and Bank of America, N.A., as Syndication Agents, JPMorgan Chase Bank, N.A., as Documentation Agent, TD Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as Co-Lead Arrangers and Joint Bookrunners, and the several other lenders that are parties thereto	10.1 (26)

10.26	Securities Purchase and Merger Agreement, dated as of September 6, 2013, among American Tower Investments LLC, as buyer, LMIF Pylon Guernsey Limited, Macquarie Specialised Asset Management Limited, solely in its capacity as responsible entity of Macquarie Global Infrastructure Fund IIIA, Macquarie Specialised Asset Management 2 Limited, solely in its capacity as responsible entity of Macquarie Global Infrastructure Fund IIIB, Macquarie Infrastructure Partners II U.S., L.P., Macquarie Infrastructure Partners II International, L.P., Macquarie Infrastructure Partners Canada, L.P., Macquarie Infrastructure Partners A, L.P., Macquarie Infrastructure Partners International, L.P., Stichting Depositary PGGM Infrastructure Funds, as sellers, Macquarie GTP Investments LLC, GTP Investments LLC, Macquarie Infrastructure Partners Inc., and the other parties thereto	10.1(28)

10.27	First Amendment to the Securities Purchase and Merger Agreement, dated as of September 20, 2013, to the Securities Purchase and Merger Agreement dated September 6, 2013	10.2(28)

10.28	Second Amendment to the Securities Purchase and Merger Agreement, dated as of September 26, 2013, to the Securities Purchase and Merger Agreement dated September 6, 2013	10.3(28)

10.29	Loan Agreement, dated as of September 20, 2013, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, The Royal Bank of Scotland plc and TD Securities (USA) LLC, as syndication agents, Citibank, N.A., as documentation agent and J.P. Morgan Securities LLC, RBS Securities Inc. and TD Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and the several other lenders that are parties thereto	10.4(28)

Exhibit No.	Description of Document	Exhibit File No.

10.30	First Amendment to Term Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on June 29, 2012	10.5(28)

10.31	First Amendment to Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on January 31, 2012	10.6(28)

10.32	First Amendment to Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013	10.7(28)

10.33	Term Loan Agreement, dated as of October 29, 2013, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, Royal Bank of Canada and TD Securities (USA) LLC, as co-syndication agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Citibank, N.A, Morgan Stanley MUFG Loan Partners, LLC and CoBank, ACB as co-documentation agents, RBS Securities Inc., RBC Capital Markets, LLC, TD Securities (USA) LLC, J.P. Morgan Securities LLC and Barclays Bank PLC, as joint lead arrangers and joint bookrunners, and the several other lenders that are parties thereto	10.8(28)

10.34	Amended and Restated Indenture, dated as of May 25, 2007, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC and GTP Acquisition Partners III, LLC, as obligors, and The Bank of New York, as indenture trustee	10.9 (28)

10.35	Series 2011-1 Indenture Supplement, dated as of March 11, 2011, to the Amended and Restated Indenture, dated May 25, 2007	10.12(28)

10.36	Second Amended and Restated Indenture, dated as of July 7, 2011, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC and GTP Acquisition Partners III, LLC, as obligors, and The Bank of New York Mellon, as indenture trustee	10.13(28)

10.37	Series 2011-2 Indenture Supplement, dated as of July 7, 2011, to the Second Amended and Restated Indenture, dated July 7, 2011	10.14(28)

10.38	Amended and Restated Indenture, dated as of February 28, 2012, by and between GTP Cellular Sites, LLC, Cell Tower Lease Acquisition LLC, GLP Cell Site I, LLC, GLP Cell Site II, LLC, GLP Cell Site III, LLC, GLP Cell Site IV, LLC, GLP Cell Site A, LLC, Cell Site NewCo II, LLC, as obligors, and Deutsche Bank Trust Company Americas, as indenture trustee	10.15(28)

10.39	Series 2012-1 and Series 2012-2 Indenture Supplement, dated as of February 28, 2012, to the Amended and Restated Indenture dated February 28, 2012	10.16(28)

10.40	Series 2013-1 Indenture Supplement, dated as of April 24, 2013, to the Second Amended and Restated Indenture dated July 7, 2011	10.17(28)

Exhibit No.	Description of Document	Exhibit File No.

10.41	Second Amendment to Loan Agreement, dated as of December 10, 2013, among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on January 31, 2012	10.1(29)

10.42	Amended and Restated Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and swingline lender, TD Securities (USA) LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Morgan Stanley MUFG Loan Partners, LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners, Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and The Royal Bank of Scotland plc, as co-syndication agents, and the other lenders that are parties thereto	10.1(32)

10.43	Second Amendment to Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on June 28, 2013	10.2(32)

10.44	First Amendment to Term Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013	10.3(32)

10.45	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications, Inc.	Filed herewith as Exhibit 10.45

10.46	Form of Master Prepaid Lease	Filed herewith as Exhibit 10.46

10.47	Form of Management Agreement	Filed herewith as Exhibit 10.47

10.48	Form of Sale Site Master Lease Agreement	Filed herewith as Exhibit 10.48

10.49	Form of MPL Site Master Lease Agreement	Filed herewith as Exhibit 10.49

10.50	Commitment Letter, dated as of February 5, 2015, among the Company, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC	Filed herewith as Exhibit 10.50

10.51	First Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014	Filed herewith as Exhibit 10.51

10.52	Second Amendment to Term Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013	Filed herewith as Exhibit 10.52

10.53	Third Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013	Filed herewith as Exhibit 10.53

Exhibit No.	Description of Document	Exhibit File No.

10.54	Second Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014	Filed herewith as Exhibit 10.54

10.55	Third Amendment to Term Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013	Filed herewith as Exhibit 10.55

10.56	Fourth Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013	Filed herewith as Exhibit 10.56

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

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