Form 10-Q
period 2015-03-31
AMERICAN TOWER CORP /MA/
filed 2015-04-30
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015.

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

As of April 22, 2015, there were 423,089,008 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$323,400	$313,492
Restricted cash	129,505	160,206
Short-term investments	14,394	6,302
Accounts receivable, net	175,784	199,074
Prepaid and other current assets	269,181	255,083
Deferred income taxes	13,555	14,510

Total current assets	925,819	948,667

PROPERTY AND EQUIPMENT, net	9,422,641	7,595,939
GOODWILL	3,980,174	4,028,549
OTHER INTANGIBLE ASSETS, net	9,536,782	6,908,043
DEFERRED INCOME TAXES	226,710	253,186
DEFERRED RENT ASSET	1,059,953	1,030,707
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	778,115	566,454

TOTAL	$25,930,194	$21,331,545

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,512	$90,366
Accrued expenses	392,450	417,754
Distributions payable	179,192	159,864
Accrued interest	77,654	130,265
Current portion of long-term obligations	789,152	897,624
Unearned revenue	220,454	233,819

Total current liabilities	1,731,414	1,929,692

LONG-TERM OBLIGATIONS	14,930,952	13,711,084
ASSET RETIREMENT OBLIGATIONS	792,991	609,035
OTHER NON-CURRENT LIABILITIES	1,043,198	1,028,382

Total liabilities	18,498,555	17,278,193

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding	60	60
5.50%, Series B, 1,375,000 and no shares issued and outstanding, respectively	14	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 425,883,631 and 399,508,751 shares issued; and 423,073,605 and 396,698,725 shares outstanding, respectively	4,259	3,995
Additional paid-in capital	9,583,498	5,788,786
Distributions in excess of earnings	(822,545)	(837,320)
Accumulated other comprehensive loss	(1,205,860)	(794,221)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)

Total American Tower Corporation equity	7,351,686	3,953,560
Noncontrolling interest	79,953	99,792

Total equity	7,431,639	4,053,352

TOTAL	$25,930,194	$21,331,545

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
REVENUES:
Rental and management	$1,062,180	$960,120
Network development services	17,010	23,969

Total operating revenues	1,079,190	984,089

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $432 and $372, respectively)	259,257	250,835
Network development services (including stock-based compensation expense of $139 and $132, respectively)	5,383	9,934
Depreciation, amortization and accretion	263,520	245,763
Selling, general, administrative and development expense (including stock-based compensation expense of $29,290 and $24,100, respectively)	123,290	110,029
Other operating expenses	7,774	13,891

Total operating expenses	659,224	630,452

OPERATING INCOME	419,966	353,637

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $370 and $371, respectively	2,596	2,595
Interest income	2,964	2,018
Interest expense	(147,934)	(143,307)
Loss on retirement of long-term obligations	(3,725)	(238)
Other expense (including unrealized foreign currency losses of $55,468 and $2,005, respectively)	(54,503)	(3,743)

Total other expense	(200,602)	(142,675)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	219,364	210,962
Income tax provision	(23,872)	(17,649)

NET INCOME	195,492	193,313
Net (income) loss attributable to noncontrolling interest	(2,175)	9,186

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	193,317	202,499
Dividends on preferred stock	(9,819)	—

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$183,498	$202,499

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.45	$0.51

Diluted net income attributable to American Tower Corporation common stockholders	$0.45	$0.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	405,111	395,146

Diluted	409,399	399,120

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.42	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three months ended March 31,
	2015	2014
Net income	$195,492	$193,313
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $51 and $117, respectively	(942)	(704)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $24 and $55, respectively	387	914
Foreign currency translation adjustments, net of taxes of $12,609 and $1,056, respectively	(432,961)	22,492

Other comprehensive (loss) income	(433,516)	22,702

Comprehensive (loss) income	(238,024)	216,015

Comprehensive loss attributable to noncontrolling interest	19,702	25,294

Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(218,322)	$241,309

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,492	$193,313
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	29,861	24,604
Depreciation, amortization and accretion	263,520	245,763
Loss on early retirement of long-term obligations	3,725	238
Other non-cash items reflected in statements of operations	66,309	5,060
Increase in net deferred rent asset	(25,074)	(21,393)
Decrease (increase) in restricted cash	28,180	(8,347)
Increase in assets	(2,779)	(43,449)
(Decrease) increase in liabilities	(49,304)	80,793

Cash provided by operating activities	509,930	476,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(159,184)	(213,891)
Payments for acquisitions, net of cash acquired	(20,946)	(62,761)
Payment for Verizon transaction	(5,058,019)	—
Proceeds from sale of short-term investments and other non-current assets	72,684	138,228
Payments for short-term investments	(82,557)	(151,263)
Deposits, restricted cash and other	(1,397)	(1,369)

Cash used for investing activities	(5,249,419)	(291,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	—	(172)
Borrowings under credit facilities	3,150,000	—
Proceeds from issuance of senior notes, net	—	769,640
Proceeds from term loan	500,000	—
Proceeds from other long-term borrowings	—	3,033
Repayments of notes payable, credit facilities, senior notes and capital leases	(2,490,771)	(916,632)
Distributions to noncontrolling interest holders, net	(137)	(154)
Proceeds from stock options	5,106	13,795
Proceeds from the issuance of common stock, net	2,440,390	—
Proceeds from the issuance of preferred stock, net	1,338,009	—
Deferred financing costs and other financing activities	(22,558)	(21,857)
Distributions paid on common stock	(152,037)	(554)
Distributions paid on preferred stock	(7,875)	—

Cash provided by (used for) financing activities	4,760,127	(152,901)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(10,730)	7,238

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,908	39,863
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,492	293,576

CASH AND CASH EQUIVALENTS, END OF PERIOD	$323,400	$333,439

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $922 AND $738, RESPECTIVELY)	$14,714	$19,094

CASH PAID FOR INTEREST	$199,022	$154,497

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$(26,499)	$7,809

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$4,394	$6,301

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Non- controlling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2014	—	$—	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

Stock-based compensation related activity	—	—	—	—	795,919	8	—	—	22,786	—	—	—	22,794
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(780)	—	76	(704)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	879	—	35	914
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	38,711	—	(16,219)	22,492
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(154)	(154)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(127,090)	—	(127,090)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	202,499	(9,186)	193,313

BALANCE, MARCH 31, 2014	—	$—	—	$—	398,470,269	$3,984	(2,810,026)	$(207,740)	$5,153,402	$(272,410)	$(1,006,058)	$30,427	$3,701,605

BALANCE, JANUARY 1, 2015	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352

Stock-based compensation related activity	—	—	—	—	524,880	5	—	—	16,586	—	—	—	16,591
Issuance of common stock					25,850,000	259			2,440,131				2,440,390
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,995	—	—	—	1,338,009
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(909)	—	(33)	(942)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	372	—	15	387
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(411,102)	—	(21,859)	(432,961)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(137)	(137)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(178,542)	—	(178,542)
Net income	—	—	—	—	—	—	—	—	—	—	193,317	2,175	195,492

BALANCE, MARCH 31, 2015	6,000,000	$60	1,375,000	$14	425,883,631	$4,259	(2,810,026)	$(207,740)	$9,583,498	$(1,205,860)	$(822,545)	$79,953	$7,431,639

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business, Basis of Presentation and Accounting Policies

Business—American Tower Corporation is, through its various subsidiaries (collectively, “ATC” or the “Company”), one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company also manages rooftop and tower sites for property owners, operates in-building and outdoor distributed antenna system (“DAS”) networks, holds property interests under third-party communications sites and provides network development services that primarily support its rental and management operations.

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”) and, therefore, is generally not subject to U.S. federal income taxes on its income and gains that it distributes to its stockholders, including the income derived from leasing space on its towers. However, the Company remains obligated to pay income taxes on earnings from its taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. As of March 31, 2015, the Company’s QRSs included its domestic tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a portion of its network development services segment and indoor DAS networks business.

On March 27, 2015, the Company significantly expanded its domestic portfolio by obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”).

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

be material to the accompanying condensed consolidated financial statements. The significant estimates in the accompanying condensed consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations and acquisitions of assets. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.

Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP and will become effective on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method and leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

In June 2014, the FASB issued stock-based compensation guidance, which requires a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The Company early adopted this guidance during the three months ended March 31, 2015, and it did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the update is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

2.    Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of (in thousands):

	March 31, 2015	December 31, 2014 (1)
Prepaid operating ground leases	$94,254	$88,508
Prepaid income tax	39,022	34,512
Prepaid assets	33,919	23,848
Unbilled receivables	26,763	25,352
Value added tax and other consumption tax receivables	21,920	23,228
Other miscellaneous current assets	53,303	59,635

Balance	$269,181	$255,083

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2015 (1)	$3,353,851	$672,710	$1,988	$4,028,549
Additions	9,548	—	—	9,548
Effect of foreign currency translation	—	(57,923)	—	(57,923)

Balance as of March 31, 2015	$3,363,399	$614,787	$1,988	$3,980,174

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following as of (in thousands):

		March 31, 2015			December 31, 2014 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (2)	Up to 20	$3,654,516	$(924,264)	$2,730,252	$2,515,472	$(901,903)	$1,613,569
Acquired customer-related intangibles	15-20	8,174,959	(1,488,667)	6,686,292	6,596,097	(1,429,572)	5,166,525
Acquired licenses and other intangibles	3-20	36,858	(4,342)	32,516	43,012	(3,514)	39,498
Economic Rights, TV Azteca	70	24,671	(12,584)	12,087	25,522	(12,960)	12,562

Total		$11,891,004	$(2,429,857)	$9,461,147	$9,180,103	$(2,347,949)	$6,832,154
Deferred financing costs, net (3)	N/A			75,635			75,889

Other intangible assets, net				$9,536,782			$6,908,043

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in Interest expense rather than in Depreciation, amortization and accretion expense.

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

The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2015, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in its Annual

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Report on Form 10-K for the year ended December 31, 2014, was approximately 16 years. Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was approximately $110.5 million and $102.6 million, respectively. Amortization expense excludes amortization of deferred financing costs, which is included in Interest expense on the condensed consolidated statements of operations. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the remaining current year and the next five subsequent years (in millions):

Fiscal Year
2015 (remaining year)	$422.9
2016	558.5
2017	556.8
2018	555.9
2019	554.0
2020	549.9

4.    Accrued Expenses

Accrued expenses consisted of the following as of (in thousands):

	March 31, 2015	December 31, 2014
Accrued property and real estate taxes	$65,158	$61,206
Accrued rent	40,705	34,074
Payroll and related withholdings	34,721	57,110
Accrued construction costs	27,239	46,024
Other accrued expenses	224,627	219,340

Balance	$392,450	$417,754

5.    Long-Term Obligations

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) 3.9 billion Mexican Pesos (“MXN”) (approximately $254.6 million) outstanding under the 5.2 billion MXN-denominated unsecured bridge loan (the “Mexican Loan”), which matures on May 1, 2015 and (ii) $500.0 million of the Company’s 7.000% senior notes due 2017 (the “7.000% Notes”), which were redeemed on April 29, 2015 (see note 16). The Company expects to repay the Mexican Loan with cash on hand and borrowings under its multi-currency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

Redemption of 4.625% Senior Notes—On February 11, 2015, the Company redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”) at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of approximately $613.6 million, including approximately $10.0 million in accrued and unpaid interest. As a result, the Company recorded a loss on retirement of long-term obligations in the accompanying condensed consolidated statements of operations of $3.7 million, which included prepayment consideration and the remaining portion of the unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2013 Credit Facility. Upon completion of this redemption, none of the 4.625% Notes remained outstanding.

BR Towers Credit Facility—On March 30, 2015, the Company repaid all amounts outstanding and terminated the Brazilian Reais (“BRL”) denominated credit facility with Banco Nacional de Desenvolvimento

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Economico e Social, which allowed a subsidiary of BR Towers S.A. (“BR Towers”) to borrow up to 48.1 million BRL through an intermediary bank, and which the Company assumed in connection with the acquisition of BR Towers in November 2014.

2014 Credit Facility—During the three months ended March 31, 2015, the Company increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”) to $2.5 billion. Effective February 20, 2015, the Company received incremental commitments for an additional $500.0 million. As a result, as of March 31, 2015, the Company has the ability to borrow up to $2.0 billion under the 2014 Credit Facility.

During the three months ended March 31, 2015, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. The Company primarily used the borrowings to fund a portion of the Verizon Transaction. As of March 31, 2015, the Company had $1.98 billion outstanding under the 2014 Credit Facility and $7.5 million of undrawn letters of credit. The Company maintains the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

The 2014 Credit Facility has a term of approximately five years, matures on January 31, 2020 and includes two optional renewal periods. The 2014 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that the Company incurs on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2014 Credit Facility is 0.150%.

2013 Credit Facility—During the three months ended March 31, 2015, the Company increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2013 Credit Facility to $3.5 billion. Effective February 20, 2015, the Company received incremental commitments for an additional $750.0 million. As a result, as of March 31, 2015, the Company has the ability to borrow up to $2.75 billion under the 2013 Credit Facility.

During the three months ended March 31, 2015, the Company borrowed an aggregate of $1.0 billion, which it primarily used to fund a portion of the Verizon Transaction, and repaid an aggregate of $615.0 million of revolving indebtedness under the 2013 Credit Facility. As of March 31, 2015, the Company had $400.0 million outstanding under the 2013 Credit Facility and $3.2 million of undrawn letters of credit. The Company maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course. In April 2015, the Company borrowed an additional $1.6 billion under the 2013 Credit Facility.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018 and includes two optional one-year renewal periods. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The current margin over LIBOR that the Company incurs on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

2013 Term Loan—In October 2013, the Company entered into an unsecured term loan (the “2013 Term Loan”). The 2013 Term Loan matures on January 3, 2019. The current interest rate under the 2013 Term Loan is LIBOR plus 1.250%. During the three months ended March 31, 2015, the maximum Incremental Term Loan Commitments (as defined in the agreement) was increased to $1.0 billion. Effective February 20, 2015, the Company received an additional $500.0 million under the 2013 Term Loan. As a result, as of March 31, 2015, the Company had $2.0 billion outstanding under the 2013 Term Loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Bank Facilities—During the three months ended March 31, 2015, the Company entered into amendment agreements with respect to the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan. After giving effect to these amendments, the Company’s permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.25 to 1.00 for the fiscal quarters ended March 31, 2015 and June 30, 2015, (ii) 7.00 to 1.00 for the fiscal quarters ended September 30, 2015 and December 31, 2015 and (iii) 6.00 to 1.00 thereafter.

6.    Derivative Financial Instruments

Certain of the Company’s foreign subsidiaries have entered into interest rate swap agreements, which have been designated as cash flow hedges, to manage exposure to variability in interest rates on debt.

South Africa

One of the Company’s South African subsidiaries has 15 interest rate swap agreements outstanding, which mature on the earlier of termination of the underlying debt or March 31, 2020. These swap agreements provide that the Company pay a fixed interest rate ranging from 6.09% to 7.83% and receive variable interest at the three-month Johannesburg Interbank Agreed Rate (JIBAR) over the term of the interest rate swap agreements. The notional value is reduced in accordance with the repayment schedule under the related credit agreement.

Colombia

In connection with entering into a Colombian Peso (“COP”) denominated credit facility in October 2014 (the “Colombian Credit Facility”), one of the Company’s Colombian subsidiaries entered into an interest rate swap agreement with certain of the lenders under the Colombian Credit Facility. These swap agreement matures on the earlier of termination of the underlying debt or April 24, 2021 and provides that the Company pay a fixed interest rate of 5.74% and receive variable interest at the three-month Inter-bank Rate (“IBR”) over the term of the agreement. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility.

The notional amount and fair value of the interest rate swap agreements were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Local	USD	Local	USD
South Africa (ZAR)
Notional	430,978	35,524	440,614	38,080
Fair Value	(173)	(14)	1,016	88
Colombia (COP)
Notional	98,750,000	38,334	100,000,000	41,798
Fair Value	(3,313,103)	(1,286)	(1,548,688)	(647)

As of March 31, 2015, the interest rate swap agreements were in liability positions and were included in Other non-current liabilities on the condensed consolidated balance sheets. As of December 31, 2014, the South African agreements were in asset positions and were included in Notes receivable and other non-current assets on the condensed consolidated balance sheets, and the Colombian agreement was in a liability position and included in Other non-current liabilities on the condensed consolidated balance sheets.

In addition to the interest rate swap agreements, the Company was amortizing the settlement cost of a treasury rate lock as additional interest expense over the term of the 7.000% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2015 and 2014, the interest rate swap agreements and treasury rate lock had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Three months ended March 31,	Gain(Loss) Recognized in OCI - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2015	$(993)	$(411)	Interest Expense	N/A	N/A
2014	$(587)	$(969)	Interest Expense	N/A	N/A

As of March 31, 2015, approximately $0.8 million of the amount related to derivatives designated as cash flow hedges and recorded in AOCI was expected to be reclassified into earnings in the next twelve months.

For additional information on the Company’s interest rate swap agreements, see note 7.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	March 31, 2015
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$14,394		$14,394
Liabilities:
Acquisition-related contingent consideration			$27,203	$27,203
Interest rate swap agreements		$1,300		$1,300

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$6,302		$6,302
Interest rate swap agreements		$88		$88
Liabilities:
Acquisition-related contingent consideration			$28,524	$28,524
Interest rate swap agreements		$647		$647

(1)	Consists of highly liquid investments with original maturities in excess of three months.

Interest Rate Swap Agreements

The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Fair valuations of the swap agreements reflect the value of the instrument including the values associated with counterparty risk, the Company’s own credit standing and the value of the net credit differential between the counterparties to the derivative contract.

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

As of March 31, 2015, the Company estimated the value of all potential acquisition-related contingent consideration required payments to be between zero and $38.4 million. During the three months ended March 31, 2015 and 2014, the fair value of the contingent consideration changed as follows (in thousands):

	2015	2014
Balance as of January 1	$28,524	$31,890
Additions	1,194	—
Settlements	(1,026)	(615)
Change in fair value	—	582
Foreign currency translation adjustment	(1,489)	(515)

Balance as of March 31	$27,203	$31,342

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis

Assets Held and Used—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three months ended March 31, 2015 and 2014, the Company did not record any asset impairment charges.

There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2015.

During the year ended December 31, 2014, NII Holdings, Inc. (“NII”), a U.S. corporation, filed for Chapter 11 bankruptcy protection on behalf of itself and certain of its subsidiaries. NII is the ultimate parent company of certain operating subsidiaries in Brazil, Chile and Mexico that collectively represented approximately 5% of the Company’s consolidated revenues for the three months ended March 31, 2015. None of these subsidiaries were included in NII’s Chapter 11 filing. The Company did not identify any indicators of impairment as of March 31, 2015.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2015 and December 31, 2014 included cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2015, the carrying value and fair value of long-term obligations, including the current portion, were $15.7 billion and $16.3 billion, respectively, of which $9.2 billion was measured using Level 1 inputs and $7.1 billion was measured using Level 2 inputs. As of December 31, 2014, the carrying value and fair value of long-term obligations, including the current portion, were $14.6 billion and $15.0 billion, respectively, of which $9.7 billion was measured using Level 1 inputs and $5.3 billion was measured using Level 2 inputs.

8.    Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2015	$(1,345)	$(2,231)	$(790,645)	$(794,221)
Other comprehensive loss before reclassifications, net of tax	(909)	—	(411,102)	(412,011)
Amounts reclassified from accumulated other comprehensive loss, net of tax	172	200	—	372

Net current-period other comprehensive (loss) income	(737)	200	(411,102)	(411,639)

Balance as of March 31, 2015	$(2,082)	$(2,031)	$(1,201,747)	$(1,205,860)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive loss before reclassifications, net of tax	(780)	—	38,711	37,931
Amounts reclassified from accumulated other comprehensive loss, net of tax	679	200	—	879

Net current-period other comprehensive (loss) income	(101)	200	38,711	38,810

Balance as of March 31, 2014	$(1,970)	$(2,829)	$(267,611)	$(272,410)

Losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations and the associated tax effect of less than $0.1 million for each of the three months ended March 31, 2015 and 2014, respectively, is included in Income tax provision.

9.    Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. As a REIT, the Company continues to be subject to income taxes on the income of its TRSs and income taxation in foreign jurisdictions where it conducts international operations. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated in its QRSs. The Company is able to offset income in both its TRSs and QRSs by utilizing their respective net operating losses. In addition, in 2013 the Company acquired MIP Tower Holdings LLC (“MIPT”), which has been organized and has qualified as a REIT. For so long as MIPT continues to elect separate REIT status, it is independently subject to, and must comply with, the same REIT requirements that the Company must satisfy in order to qualify for taxation as a REIT.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of March 31, 2015 and December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $30.8 million and $31.9 million, respectively. The decrease in the amount of unrecognized tax benefits during the three months ended March 31, 2015 was primarily attributable to fluctuations in foreign currency exchange rates, partially offset by additions to the Company’s existing tax positions. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 14 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $16.2 million.

The Company recorded penalties and income tax-related interest expense during the three months ended March 31, 2015 and 2014 of $0.9 million and $1.3 million, respectively. As of March 31, 2015 and December 31, 2014, the total amount of accrued income tax-related interest and penalties included in Other non-current liabilities in the condensed consolidated balance sheets was $24.0 million and $24.9 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three months ended March 31, 2015 and 2014 of $29.9 million and $24.6 million, respectively. The Company capitalized $0.5 million and $0.4 million of stock-based compensation expense as property and equipment during the three months ended March 31, 2015 and 2014, respectively.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2015, the Company had the ability to grant stock-based awards with respect to an aggregate of 11.5 million shares of common stock under the 2007 Plan.

The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013, that provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, the Company recognizes compensation expense for stock options and RSUs over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant; and recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for such retirement benefits.

Stock Options—The Company’s option activity for the three months ended March 31, 2015 was as follows:

Number of Options
Outstanding as of January 1, 2015	6,508,435
Granted	1,994,079
Exercised	(88,310)
Forfeited	(38,911)
Expired	(1,200)

Outstanding as of March 31, 2015	8,374,093

The fair value of each option granted during the three months ended March 31, 2015 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.

Key assumptions used to apply this pricing model are as follows:

Range of risk-free interest rate	1.57%-1.62%
Weighted average risk-free interest rate	1.62%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	21.09%-21.20%
Weighted average expected volatility of underlying stock price	21.09%
Range of expected annual dividend yield	1.50%-1.85%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value per share during the three months ended March 31, 2015 was $15.09. As of March 31, 2015, total unrecognized compensation expense related to unvested stock options was $49.1 million and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2015 was as follows:

	RSUs	PSUs (1)
Outstanding as of January 1, 2015	1,758,817	—
Granted	682,256	23,379
Vested	(651,253)	—
Forfeited	(22,094)	—

Outstanding as of March 31, 2015	1,767,726	23,379

(1)	Represents the target number of shares issuable at the end of the three-year performance cycle based on performance in the first year.

Restricted Stock Units—As of March 31, 2015, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $116.0 million and is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Restricted Stock Units—During the three months ended March 31, 2015, the Company granted an aggregate of 70,135 PSUs to its executive officers and established the performance metric for this award. Threshold, target and maximum parameters were established for the metric for each year in the three-year performance period, and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200 percent of the target amount. At the end of the three-year performance period, the number of shares that are earned and vest will depend on the degree of achievement against the pre-established performance goal. PSUs that have been earned over the performance period will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment and will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually earned and vested. As the performance metric is tied to year-over-year growth and actual results for the metric will not be determined until the end of each respective fiscal year, the Company is unable to determine the annual target for the second and third years of the performance period for this award at this time. Accordingly, an aggregate of 46,756 PSUs granted on March 10, 2015 are not included in the table above. The grant date fair value per share of the PSUs for which terms have been established was $94.57.

During the three months ended March 31, 2015, the Company recorded $0.1 million in stock-based compensation expense for equity awards in which the performance goals have been established and are probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2015 was $1.7 million based on the Company’s current assessment of probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is one year.

11.    Equity

Common Stock Offering—On March 3, 2015, the Company completed a registered public offering of 23,500,000 shares of its common stock, par value $0.01 per share, at $97.00 per share. On March 5, 2015, the Company issued an additional 2,350,000 shares of common stock in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were approximately $2.44 billion after deducting commissions and estimated expenses. The Company used the net proceeds from this offering to fund a portion of the Verizon Transaction.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock Offering—On March 3, 2015, the Company completed a registered public offering of 12,500,000 depositary shares, each representing a 1/10th interest in a share of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), at $100.00 per depositary share. On March 5, 2015, the Company issued an additional 1,250,000 depositary shares in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were approximately $1.34 billion after deducting commissions and estimated expenses. The Company used the net proceeds from this offering to fund a portion of the Verizon Transaction. On March 3, 2015, upon receipt of the proceeds of this offering and the common stock offering described above, the Company terminated the commitment letter dated February 5, 2015 with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC entered into in connection with the Verizon Transaction.

Unless converted or redeemed earlier, each share of the Series B Preferred Stock will convert automatically on February 15, 2018, into between 8.5911 and 10.3093 shares of common stock, depending on the applicable market value of the common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to February 15, 2018, holders of the Series B Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series B Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors (or an authorized committee thereof) at an annual rate of 5.50% on the liquidation preference of $1,000.00 per share (and, correspondingly, $100.00 per share with respect to the depositary shares) on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2015 to, and including, February 15, 2018. The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Series B Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series B Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

Series A Preferred Stock—On May 12, 2014, the Company issued 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock” and together with the Series B Preferred Stock, the “Mandatory Convertible Preferred Stock”).

Unless converted earlier, each share of the Series A Preferred Stock will automatically convert on May 15, 2017, into between 0.9174 and 1.1468 shares of common stock, depending on the applicable market value of the common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to May 15, 2017, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors (or an authorized committee thereof) at an annual rate of 5.25% on the liquidation preference of $100.00 per share, on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2014 to, and including, May 15, 2017.

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”). As of March 31, 2015, the Company had $1.1 billion remaining under the 2011 Buyback. In September 2013, the Company temporarily suspended repurchases.

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to its employee stock purchase plan and upon exercise of stock options granted under its equity incentive plans. During the three months ended March 31, 2015, the Company received an aggregate of $5.1 million in proceeds upon exercises of stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions—During the three months ended March 31, 2015, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 2, 2014	January 13, 2015	December 16, 2014	$0.38	$150.7
March 5, 2015	April 28, 2015	April 10, 2015	$0.42	$177.7

Series A Preferred Stock
December 2, 2014	February 16, 2015	February 1, 2015	$1.3125	$7.9

The Company accrues distributions on unvested restricted stock units granted subsequent to January 1, 2012, which are payable upon vesting. As of March 31, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $3.0 million. During the three months ended March 31, 2015, the Company paid $1.2 million of distributions upon the vesting of restricted stock units.

To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and be subject to adjustment by the Company’s Board of Directors.

12.    Earnings Per Share

Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable (i) upon the vesting of restricted stock awards, (ii) upon exercise of stock options and (iii) upon conversion of the Company’s Mandatory Convertible Preferred Stock. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 13).

The Company uses the treasury stock method to calculate the effect of its outstanding restricted stock awards and stock options and uses the if-converted method to calculate the effect of its outstanding Mandatory Convertible Preferred Stock.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth basic and diluted net income per common share computational data for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income attributable to American Tower Corporation stockholders	$193,317	$202,499
Dividends on preferred stock	(9,819)	—

Net income attributable to American Tower Corporation common stockholders	183,498	202,499

Basic weighted average common shares outstanding	405,111	395,146
Dilutive securities	4,288	3,974

Diluted weighted average common shares outstanding	409,399	399,120

Basic net income attributable to American Tower Corporation common stockholders per common share	$0.45	$0.51

Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.45	$0.51

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three months ended March 31,
	2015	2014
Restricted stock awards	3	—
Stock options	501	1,708
Preferred stock	9,194	—

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

Lease Obligations

Tenant Leases—As part of the Verizon Transaction, the Company entered into leases or subleases with Verizon with respect to 11,448 communications sites with an initial non-cancellable term of ten years. In addition, the Company assumed the rights to the tenant leases that were in place on such sites at the time of the transaction. The total estimated future minimum rental receipts under the non-cancellable Verizon leases and in-place third-party leases is approximately $3.0 billion and is expected to be recognized over an average period of approximately 10 years.

Lease Obligations—In connection with the Verizon Transaction, the Company assumed the interest in and obligations under certain ground leases. Many of the leases contain renewal options with specified increases in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the leases. Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. The Company’s future minimum rental payments under non-cancellable operating leases, including certain renewal periods related to the Verizon communications sites is approximately $2.2 billion and is expected to be recognized over an average period of approximately 17 years.

Commitments

Verizon Transaction—On March 27, 2015, the Company entered into an agreement with various operating entities of Verizon that provides for the lease, sublease or management of 11,285 wireless communications sites from Verizon commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management right upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in each tranche. The purchase price for each tranche is a fixed amount stated in the sublease for such tranche plus the fair market value of certain alterations made to the related towers by Verizon. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,400 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s securitization transaction completed in March 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2015, the Company has purchased an aggregate of 31 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is approximately $659.4 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $73.7 million as of March 31, 2015. At Verizon Wireless’s option, at the expiration of the sublease, the purchase price would be payable in cash or with 769 shares of the Company’s common stock per tower, which would be valued at approximately $128.2 million in the aggregate based on the closing price at March 31, 2015.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available and records a liability for any potential outcome that is probable or more likely than not unfavorable if the liability is also reasonably estimable. On January 21, 2014, the Company received an income tax assessment in the amount of 22.6 billion Indian Rupees (approximately $369.0 million on the date of assessment), asserting tax liabilities arising out of a transfer pricing review of transactions by Essar Telecom Infrastructure Private Limited (“ETIPL”), and more specifically involving the issuance of share capital and the determination by the tax authority that an income tax obligation arose as a result of such issuance. The assessment was made with respect to transactions that took place in the tax year commencing in 2008, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010. The Company challenged the assessment before India’s Income Tax Appellate Tribunal, which issued a decision in the Company’s favor on April 15, 2015, finding, consistent with precedent from the Bombay High Court, that no income tax obligation arose as a result of the issuance of share capital. The tax authority has the right to appeal this decision in accordance with applicable Indian law.

14.    Acquisitions and Other Transactions

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, and residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the three months ended March 31, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated in 2014 and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2014.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2015 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2015 acquisitions and the Verizon Transaction on the Company’s revenues and gross margin for the three months ended March 31, 2015 was approximately $4.5 million and $2.1 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Incremental amounts of segment selling, general, administrative and development expense have not been reflected, as the amounts attributable to transactions are not comparable.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related costs in the period in which they are incurred and services are received. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction, and are included in Other operating expenses in the condensed consolidated statements of operations. During the three months ended March 31, 2015 and 2014, the Company recognized acquisition and merger related expenses of $3.0 million and $9.8 million, respectively. In addition, during the three months ended March 31, 2015 and 2014, the Company recorded $1.8 million and $2.5 million, respectively, of integration costs related to recently closed acquisitions.

Verizon Transaction

On March 27, 2015, the Company completed its acquisition of the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon for approximately $5.053 billion in cash pursuant to the Master Agreement entered into on February 5, 2015 (the “Master Agreement”) and the related Master Prepaid Lease, Management Agreement, Sale Site Master Lease Agreement and MPL Site Master Lease Agreement.

The Company, through its wholly-owned subsidiary, leased or subleased from certain Verizon subsidiaries 11,285 communications sites, including the interest in the land, the tower and certain related improvements and tower related assets pursuant to the Master Prepaid Lease. Under the Master Prepaid Lease, the Company has the exclusive right to lease and operate the Verizon communications sites for a weighted average term of approximately 28 years and the Company will have the option to purchase the communications sites at the end of the respective lease or sublease terms at a fixed amount stated in the sublease for such tranche plus the fair market value of certain alterations made to the related towers. The Company accounted for the payment with respect to the leased sites as a capital lease and the respective lease and non-lease elements related to tower assets and intangible assets, as described below. The total consideration allocated to this element of the overall transaction was $4.964 billion, which included approximately $9.9 million of transaction costs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company, through its wholly-owned subsidiary, acquired 163 additional communications sites. The Company accounted for these sites as a business combination and the purchase price of $99.0 million is reflected below in “2015 Acquisitions.”

Upon closing, the Company agreed to lease, sublease or otherwise make available collocation space at each of the communications sites to Verizon for an initial non-cancellable term of ten years, subject to automatic extension for eight additional five-year renewal terms. The initial collocation rent is $1,900 per month for each communications site, with annual rent increases of 2%.

The Company funded the Verizon Transaction with (i) proceeds from its concurrent registered public offerings of its common stock and Series B Preferred Stock (see note 11), (ii) borrowings under the Company’s revolving credit facilities and (iii) cash on hand.

The Company included the Verizon Transaction in the unaudited pro forma financial results included herein as if the capital lease began on January 1, 2014. Management relied on various estimates and assumptions due to the fact that Verizon did not operate the sites as a business and the sites were utilized primarily by Verizon as a component of its network infrastructure.

The following table summarizes the allocation of consideration transferred for the 11,285 communications sites under the Master Prepaid Lease (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 and represent the asset balances of the capital lease.

Current assets	$13,112
Non-current assets	208,492
Property and equipment	2,031,657
Intangible assets (1):
Customer-related intangible assets	1,742,824
Network location intangible assets	1,179,409
Current liabilities	(10,747)
Other non-current liabilities (2)	(200,530)

Fair value of consideration transferred (3)	$4,964,217

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Represents liabilities recorded for asset retirement obligations.
(3)	Includes approximately $9.9 million of transaction costs, which have been capitalized as part of the assets’ fair value, $4.7 million of which was paid during the three months ended March 31, 2015.

The acquisitions described below under “2015 Acquisitions” and “2014 Acquisitions” are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

2015 Acquisitions

International Acquisitions—During the three months ended March 31, 2015, the Company acquired a total of six communications sites and related assets for an aggregate purchase price of $0.5 million, which was satisfied by the issuance of credits to be applied against trade accounts receivable. The purchase price is subject to post-closing adjustments.

U.S. Acquisitions—During the three months ended March 31, 2015, the Company acquired a total of 190 communications sites and equipment, as well as three property interests, in the United States for an aggregate

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purchase price of $121.3 million (including $1.2 million for the estimated fair value of contingent consideration). Included in these sites are the 163 communications sites acquired as part of the Verizon Transaction, described further above. The purchase price is subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the purchase price for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheet as of March 31, 2015.

	International	U.S.
Current assets	$—	$164
Non-current assets	—	1,000
Property and equipment	504	29,730
Intangible assets (1):
Customer-related intangible assets	—	48,190
Network location intangible assets	—	34,850
Current liabilities	—	(238)
Other non-current liabilities	(13)	(1,946)

Net assets acquired	491	111,750
Goodwill (2)	—	9,548

Fair value of net assets acquired	491	121,298
Debt assumed	—	—

Purchase Price	$491	$121,298

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Goodwill was allocated to the Company’s domestic rental and management segment and the Company expects goodwill recorded will be deductible for tax purposes.

2014 Acquisitions

BR Towers Acquisition—On November 19, 2014, the Company completed the acquisition of 100% of the equity interests of BR Towers. At closing, BR Towers owned 2,504 towers and four property interests, as well as the exclusive use rights for 2,113 additional towers and 43 property interests in Brazil. The Company completed the acquisition for an estimated preliminary purchase price of approximately $568.9 million and paid approximately $61.1 million to acquire all outstanding preferred equity. In addition, the Company assumed approximately $261.1 million of BR Towers’ existing indebtedness and has repaid approximately $135.6 million of principal balance subsequent to closing, including the repayment of $13.5 million during the three months ended March 31, 2015. The purchase price is subject to post-closing adjustments.

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities (“Richland”) for an aggregate purchase price of $189.4 million, which was subsequently reduced to $188.9 million during the three months ended March 31, 2015. In addition, the Company assumed $196.5 million of Richland’s existing indebtedness. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other International Acquisitions—During the year ended December 31, 2014, the Company acquired 159 additional communications sites and related assets in Brazil, Ghana, Mexico and Uganda, for an aggregate purchase price of $28.3 million (including value added tax of $1.2 million). The Company also acquired 299 communications sites in Mexico for a purchase price of $40.3 million (including value added tax of $5.6 million), which reflected approximately $3.4 million of net liabilities assumed. Total purchase price was satisfied by the issuance of approximately $36.3 million of credits to be applied against trade accounts receivable and cash consideration of approximately $4.0 million. The allocation of the purchase price for these acquisitions was finalized during the year ended December 31, 2014.

Other U.S. Acquisitions—During the year ended December 31, 2014, the Company acquired 184 additional communications sites and equipment, as well as six property interests, in the United States for an aggregate purchase price of $180.8 million (including $6.3 million for the estimated fair value of contingent consideration). The purchase price is subject to post-closing adjustments.

The following table summarizes the updated allocation of the purchase price for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets herein.

	BR Towers	Richland (1)	Other U.S.
Current assets	$32,070	$8,583	$797
Non-current assets	9,135	—	—
Property and equipment	141,422	154,899	38,413
Intangible assets (2):
Customer-related intangible assets	495,279	186,455	89,990
Network location intangible assets	136,233	3,409	39,470
Other intangible assets	37,664	—	—
Current liabilities	(23,930)	(3,635)	(1,997)
Other non-current liabilities	(101,508)	(2,922)	(1,675)

Net assets acquired	726,365	346,789	164,998
Goodwill (3)	164,717	44,128	15,824

Fair value of net assets acquired	891,082	390,917	180,822
Debt assumed (4)	(261,136)	(201,999)	—
Preferred stock outstanding	(61,056)	—	—

Purchase Price	$568,890	$188,918	$180,822

(1)	The allocation of the purchase price was finalized during the three months ended March 31, 2015.
(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years. Other intangible assets are amortized on a straight-line basis over the life of the lease, which is a period of 11 years.
(3)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes except for goodwill associated with BR Towers, where goodwill is expected to be partially deductible.
(4)	Assumed BR Towers debt approximated fair value at the date of acquisition and included $11.5 million of current indebtedness. Assumed Richland debt included $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustments were based primarily on reported market values using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following table summarizes the preliminary allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

	BR Towers	Richland	Other U.S.
Current assets	$31,832	$8,583	$797
Non-current assets	9,135	—	—
Property and equipment	141,422	185,777	38,413
Intangible assets (1):
Customer-related intangible assets	495,279	169,452	89,990
Network location intangible assets	136,233	1,700	39,470
Other intangible assets	37,664	—	—
Current liabilities	(23,930)	(3,635)	(1,997)
Other non-current liabilities	(101,508)	(2,922)	(1,675)

Net assets acquired	726,127	358,955	164,998
Goodwill (2)	164,955	32,423	15,824

Fair value of net assets acquired	891,082	391,378	180,822
Debt assumed (3)	(261,136)	(201,999)	—
Preferred stock outstanding	(61,056)	—	—

Purchase Price	$568,890	$189,379	$180,822

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years. Other intangible assets are amortized on a straight-line basis over the life of the lease, which is a period of 11 years.
(2)	Goodwill was allocated to the Company’s domestic and international rental and management segments, as applicable, and the Company expects goodwill recorded will be deductible for tax purposes except for goodwill associated with BR Towers where goodwill is expected to be partially deductible.
(3)	BR Towers debt assumed approximated fair value at the date of acquisition and included $11.5 million of current indebtedness. Richland debt assumed included $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustments were based primarily on reported market values using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Results

The following table presents the unaudited pro forma financial results as if the 2015 acquisitions, as well as the Verizon Transaction described above, had occurred on January 1, 2014 and the 2014 acquisitions had occurred on January 1, 2013 (in thousands, except per share data). Management relied on various estimates and assumptions due to the fact that some of the transactions never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result, historical operating results may not be available. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2015	2014
Pro forma revenues	$1,170,772	$1,115,001
Pro forma net income attributable to American Tower Corporation common stockholders	$145,137	$147,760
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.34	$0.35
Diluted net income attributable to American Tower Corporation common stockholders	$0.34	$0.35

Other Signed Acquisitions

TIM Acquisition—On November 21, 2014, the Company entered into an agreement with TIM Celular S.A. (“TIM”), a wholly-owned subsidiary of TIM Participações S.A., a publicly traded subsidiary of Telecom Italia S.p.A., to acquire two portfolios of communications sites in Brazil, subject to customary closing conditions. The first portfolio includes approximately 5,240 communications sites and the second portfolio includes approximately 1,240 communications sites. The Company closed on an initial tranche of communications sites on April 29, 2015 (see note 16).

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the value of the Company’s contingent consideration is as follows (in thousands):

	Maximum potential value (1)	Estimated value at March 31, 2015 (2)	Additions (3)	Settlements
Colombia	$27,440	$18,328	$—	$—
Costa Rica	3,960	1,898	—	—
Ghana	470	470	—	—
United States	6,507	6,507	1,194	(1,026)

Total	$38,377	$27,203	$1,194	$(1,026)

(1)	The maximum potential value is based on current exchange rates. The minimum value could be zero.
(2)	Estimate is determined using a probability weighted average of expected outcomes as of March 31, 2015.
(3)	Based on preliminary acquisition accounting upon closing of certain acquisitions during three months ended March 31, 2015.

For more information regarding contingent consideration, see note 7.

15.    Business Segments

The Company operates in three business segments, (i) domestic rental and management, (ii) international rental and management and (iii) network development services. The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which, as of March 31, 2015, consisted of the following:

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rental and management segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the condensed consolidated statements of operations and condensed consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2015 and 2014 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2015	Domestic	International
	(in thousands)
Segment revenues	$717,880	$344,300	$1,062,180	$17,010		$1,079,190
Segment operating expenses (1)	133,032	125,793	258,825	5,244		264,069
Interest income, TV Azteca, net	—	2,596	2,596	—		2,596

Segment gross margin	584,848	221,103	805,951	11,766		817,717

Segment selling, general, administrative and development expense (1)	26,822	34,611	61,433	3,436		64,869

Segment operating profit	$558,026	$186,492	$744,518	$8,330		$752,848

Stock-based compensation expense					$29,861	29,861
Other selling, general, administrative and development expense					29,131	29,131
Depreciation, amortization and accretion					263,520	263,520
Other expense (principally interest expense and other expenses)					210,972	210,972

Income from continuing operations before income taxes						$219,364

Total assets	$19,560,579	$6,211,823	$25,772,402	$67,226	$90,566	$25,930,194

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $29.3 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three months ended March 31, 2014	Domestic	International
	(in thousands)
Segment revenues	$635,779	$324,341	$960,120	$23,969		$984,089
Segment operating expenses (1)	121,509	128,954	250,463	9,802		260,265
Interest income, TV Azteca, net	—	2,595	2,595	—		2,595

Segment gross margin	514,270	197,982	712,252	14,167		726,419

Segment selling, general, administrative and development expense (1)	27,409	29,216	56,625	2,530		59,155

Segment operating profit	$486,861	$168,766	$655,627	$11,637		$667,264

Stock-based compensation expense					$24,604	24,604
Other selling, general, administrative and development expense					26,774	26,774
Depreciation, amortization and accretion					245,763	245,763
Other expense (principally interest expense and other (expense) income)					159,161	159,161

Income from continuing operations before income taxes						$210,962

Total assets	$13,527,578	$6,622,829	$20,150,407	$65,417	$201,583	$20,417,407

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $24.1 million, respectively.

16.    Subsequent Events

Redemption of 7.000% Senior Notes—On April 29, 2015, the Company redeemed all of the outstanding 7.000% Notes, in accordance with the redemption provisions in the indenture, at a price equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of approximately $571.7 million, including approximately $1.4 million in accrued and unpaid interest. The Company expects to record a loss on retirement of long-term obligations of approximately $74.3 million. The redemption was funded with borrowings under the Company’s existing credit facilities and cash on hand. Upon completion of this redemption, none of the 7.000% Notes remained outstanding.

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM pursuant to its previously announced agreement for a purchase price of approximately 1.9 billion BRL (approximately $644.3 million at the date of acquisition). In connection with this closing, the amount of the letters of credit with Banco Santander was reduced to approximately 92.1 million BRL, corresponding to certain obligations related to the Company’s acquisition agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2014, and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data and data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the three months ended March 31, 2015 and includes our domestic rental and management segment and our international rental and management segment. Through our network development services, we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades. We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

On March 27, 2015, we significantly expanded our domestic portfolio by obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”). As a result, our communications real estate portfolio of 87,640 sites as of March 31, 2015, included 40,048 communications towers domestically, 47,149 communications towers internationally and 443 distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements.

The following table details the number of communications sites, excluding managed sites, we owned or operated as of March 31, 2015:

Country	Number of Owned Sites	Number of Operated Sites (1)
United States	21,926	18,445
International:
Brazil	9,761	2,268
Chile	1,164	—
Colombia	2,921	706
Costa Rica	464	—
Germany	2,031	—
Ghana	2,064	—
India	13,312	—
Mexico	8,557	199
Peru	578	—
South Africa	1,918	—
Uganda	1,326	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

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

The primary factors affecting the revenue growth of our domestic and international rental and management segments are:

•	Recurring organic revenue from tenant leases attributable to sites that existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of cancellations;

•	New revenue attributable to leasing additional space on our legacy sites; and

•	New revenue attributable to sites acquired or constructed since the beginning of the prior year period (“new sites”).

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the three months ended March 31, 2015 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2015, we expect to generate approximately $29 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. This expected revenue includes the impact of the tenant leases we entered into or assumed in connection with the Verizon Transaction. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our rental and management operations. During the three months ended March 31, 2015, loss of revenue from tenant lease cancellations or renegotiations represented approximately 2% of our rental and management operations revenues.

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

Based on industry research and projections, we expect the following key industry trends will result in incremental revenue opportunities for us:

•

Subscribers’ use of wireless data continues to grow rapidly given increasing smartphone and other advanced device penetration, the proliferation of bandwidth-intensive applications on these devices and the continuing evolution of the mobile ecosystem. We believe carriers will be compelled to deploy additional equipment on existing networks while also rolling out more advanced wireless networks to address coverage and capacity needs resulting from this increasing wireless data usage.

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

•

Wireless service providers are also investing in reinforcing their networks through incremental backhaul and the utilization of on-site generators, which typically results in additional equipment or space leased at the tower site and incremental revenue.

•

Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional sites and equipment to their network as they seek to optimize their network configuration.

As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as Bharti Airtel Limited, MTN Group Limited, Telefónica S.A. and Vodafone Group PLC. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

In emerging markets, such as Ghana, India and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, and advanced device penetration remains low. In more developed urban locations within these markets, early-stage data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as wireless data usage and smartphone penetration within their customer bases begin to accelerate.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) network build outs, with select investments in fourth generation (4G) technology. Consumers in these regions are increasingly adopting smartphones and other advanced devices, and as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which mandates that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage amongst their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of over 47,000 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

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

NAREIT FFO is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends on preferred stock, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interest.

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

For more information regarding these measures, see “Non-GAAP Financial Measures” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended March 31, 2015 and 2014 (in thousands, except percentages)

Revenue

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Rental and management
Domestic	$717,880	$635,779	$82,101	13%
International	344,300	324,341	19,959	6

Total rental and management	1,062,180	960,120	102,060	11
Network development services	17,010	23,969	(6,959)	(29)

Total revenues	$1,079,190	$984,089	$95,101	10%

The increase in total revenues was primarily attributable to an increase in both of our rental and management segments, including organic revenue growth attributable to our legacy sites, and revenue growth attributable to the approximately 20,586 new sites that we have constructed or acquired since January 1, 2014. Approximately $4.2 million of the increase was attributable to revenues generated by assets included in the Verizon Transaction.

Domestic rental and management segment revenue growth for the three months ended March 31, 2015 was comprised of:

•

Revenue growth from legacy sites of approximately 9%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases, approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations and less than 2% from accelerated revenue recognition under a multi-year equipment agreement with a major tenant; and

•	Revenue growth of approximately 4% from 12,399 new sites, as well as land interests under third-party sites, constructed, leased or acquired since January 1, 2014.

International rental and management segment revenue growth for the three months ended March 31, 2015 was comprised of:

•	Revenue growth of approximately 12% from 8,187 new sites constructed or acquired since January 1, 2014;

•

Revenue growth from legacy sites of approximately 10%, which included approximately 7% due to incremental revenue primarily generated from new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations; and

•

A decrease of approximately 16% attributable to the negative impact from foreign currency translation, which included, among others, the negative impact of approximately 6% related to fluctuations in Brazilian Reais (“BRL”) and 3% related to fluctuations in both Mexican Peso (“MXN”) and Ghanaian Cedi (“GHS”).

The decrease in network development services segment revenue during the three months ended March 31, 2015 was primarily due to a decrease in structural engineering services.

Gross Margin

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Rental and management
Domestic	$584,848	$514,270	$70,578	14%
International	221,103	197,982	23,121	12

Total rental and management	805,951	712,252	93,699	13
Network development services	11,766	14,167	(2,401)	(17)%

Domestic rental and management segment gross margin growth for the three months ended March 31, 2015 was comprised of:

•	Gross margin growth from legacy sites of approximately 10%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from new sites of over 3%, primarily associated with the increase in revenue, as described above; and

•	An increase of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment gross margin growth for the three months ended March 31, 2015 was comprised of:

•	Gross margin growth from legacy sites of approximately 15%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth from new sites of approximately 13%, primarily associated with the increase in revenue, as described above;

•	Gross margin growth of approximately 1% from the impact of straight-line lease accounting; and

•

A decrease of approximately 17% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 6% related to fluctuations in BRL, approximately 4% related to fluctuations in MXN and approximately 3% related to fluctuations in GHS.

The decrease in network development services segment gross margin for the three months ended March 31, 2015 was primarily due to the decrease in revenue as described above.

Selling, General, Administrative and Development Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Rental and management
Domestic	$26,822	$27,409	$(587)	(2)%
International	34,611	29,216	5,395	18

Total rental and management	61,433	56,625	4,808	8
Network development services	3,436	2,530	906	36
Other	58,421	50,874	7,547	15

Total selling, general, administrative and development expense	$123,290	$110,029	$13,261	12%

The decrease in domestic rental and management segment selling, general, administrative and development expense (“SG&A”) was primarily driven by a decrease in project cancellation costs compared to the three months ended March 31, 2014.

The increase in international rental and management segment SG&A for the three months ended March 31, 2015 was primarily due to the impact of increased personnel costs to support our business, including additional costs associated with acquisitions and an increase in bad debt expense, as SG&A for the three months ended March 31, 2014 included a reversal of bad debt expense for amounts previously reserved. The increase in international SG&A was partially offset by decreases attributable to impacts of foreign currency fluctuations.

The increase in network development services segment SG&A for the three months ended March 31, 2015 was primarily due to higher personnel costs.

The increase in other SG&A for the three months ended March 31, 2015 was due to an increase of $5.2 million related to stock-based compensation expense and an increase of $2.3 million in corporate SG&A. The increase in corporate SG&A was primarily related to personnel costs to support our business.

Operating Profit

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Rental and management
Domestic	$558,026	$486,861	$71,165	15%
International	186,492	168,766	17,726	11

Total rental and management	744,518	655,627	88,891	14
Network development services	8,330	11,637	(3,307)	(28)%

Domestic rental and management segment operating profit growth for the three months ended March 31, 2015 was primarily attributable to an increase in our domestic rental and management segment gross margin (14%), as well as a decrease in our domestic rental and management SG&A (2%).

International rental and management segment operating profit growth for the three months ended March 31, 2015 was primarily attributable to an increase in our international rental and management segment gross margin (12%) and was partially offset by an increase in our international rental and management segment SG&A (18%).

The decrease in network development services segment operating profit for the three months ended March 31, 2015 was primarily attributable to the decrease in network development services segment gross margin (17%), as well as an increase in our network development services segment SG&A (36%).

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Depreciation, amortization and accretion	$263,520	$245,763	$17,757	7%

The increase in depreciation, amortization and accretion expense for the three months ended March 31, 2015 was primarily attributable to the depreciation, amortization and accretion expense associated with the acquisition or construction of approximately 20,586 sites since January 1, 2014, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Other operating expenses	$7,774	$13,891	$(6,117)	(44)%

The decrease in other operating expenses for the three months ended March 31, 2015 was primarily attributable to a decrease of $7.5 million in integration, acquisition and merger related costs and was partially offset by an increase of $1.4 million from net losses on sales or disposals of long-lived assets.

Interest Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Interest expense	$147,934	$143,307	$4,627	3%

The increase in interest expense for the three months ended March 31, 2015 was primarily attributable to the increase in our annualized weighted average cost of borrowing from 4.01% to 4.08%, as our average debt outstanding remained essentially constant. The weighted average contractual interest rate was 3.66% at March 31, 2015.

Loss on Retirement of Long-Term Obligations

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Loss on retirement of long-term obligations	$3,725	$238	$3,487	1,465%

During the three months ended March 31, 2015, we redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”) for an aggregate redemption price of approximately $613.6 million, including approximately $10.0 million in accrued and unpaid interest. As a result, we recorded a loss on retirement of long-term obligations of $3.7 million, which included prepayment consideration and the remaining portion of the unamortized discount and deferred financing costs.

Other Expense

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Other expense	$54,503	$3,743	$50,760	1,356%

During the three months ended March 31, 2015, other expense reflected $55.5 million of unrealized foreign currency losses, as compared to $2.0 million of unrealized foreign currency losses during the three months ended March 31, 2014. We record unrealized foreign currency gains or losses as a result of fluctuations in the foreign currency exchange rates primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies. During the three months ended March 31, 2015, we recorded unrealized foreign currency losses of $326.9 million, of which $271.4 million was recorded in accumulated other comprehensive income (loss) (“AOCI”) and $55.5 million was recorded in Other expense.

Income Tax Provision

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Income tax provision	$23,872	$17,649	$6,223	35%
Effective tax rate	10.9%	8.4%

The increase in the effective tax rate (“ETR”) during the three months ended March 31, 2015 was primarily attributable to the impact of foreign currency translation.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”). In addition, we are able to offset income in certain taxable REIT subsidiaries (“TRSs”) and our QRSs by utilizing our net operating losses (“NOLs”), subject to specified limitations.

The ETR on income from continuing operations for the three months ended March 31, 2015 and 2014 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Net income	$195,492	$193,313	$2,179	1%
Income tax provision	23,872	17,649	6,223	35
Other expense	54,503	3,743	50,760	1,356
Loss on retirement of long-term obligations	3,725	238	3,487	1,465
Interest expense	147,934	143,307	4,627	3
Interest income	(2,964)	(2,018)	946	47
Other operating expenses	7,774	13,891	(6,117)	(44)
Depreciation, amortization and accretion	263,520	245,763	17,757	7
Stock-based compensation expense	29,861	24,604	5,257	21

Adjusted EBITDA	$723,717	$640,490	$83,227	13%

The increase in net income for the three months ended March 31, 2015 was primarily due to the increase in our operating profit, which was partially offset by increases in other expense, depreciation, amortization and accretion expense, income tax provision and other SG&A.

The increase in Adjusted EBITDA for the three months ended March 31, 2015 was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $8.1 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014
Net income	$195,492	$193,313	$2,179	1%
Real estate related depreciation, amortization and accretion	228,828	217,018	11,810	5
Losses from sale or disposal of real estate and real estate related impairment charges	3,681	1,670	2,011	120
Dividends on preferred stock	(9,819)	—	9,819	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	(7,226)	2,446	(9,672)	(395)

NAREIT FFO	$410,956	$414,447	$(3,491)	(1)%
Straight-line revenue	(33,838)	(31,230)	2,608	8
Straight-line expense	8,764	9,478	(714)	(8)
Stock-based compensation expense	29,861	24,604	5,257	21
Non-cash portion of tax provision	9,158	(1,445)	10,603	734
Non-real estate related depreciation, amortization and accretion	34,692	28,745	5,947	21
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	3,603	3,417	186	5
Other expense (1)	54,503	3,743	50,760	1,356
Loss on retirement of long-term obligations	3,725	238	3,487	1,465
Other operating expenses (2)	4,093	12,221	(8,128)	(67)
Capital improvement capital expenditures	(16,784)	(17,231)	(447)	(3)
Corporate capital expenditures	(2,312)	(5,223)	(2,911)	(56)
Adjustments for unconsolidated affiliates and noncontrolling interest	7,226	(2,446)	9,672	395

AFFO	$513,647	$439,318	$74,329	17%

(1)	Primarily includes unrealized losses on foreign currency exchange rate fluctuations.
(2)	Primarily includes acquisition related costs, integration costs, losses from sale of assets and impairment charges.

AFFO growth was primarily attributable to the increase in our operating profit and decreases in cash paid for taxes and capital improvement and corporate capital expenditures, partially offset by increases in cash paid for interest and dividends on preferred stock.

Liquidity and Capital Resources

The information in this section updates as of March 31, 2015 the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2014 and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings. As of March 31, 2015, we had approximately $2.7 billion of total liquidity, comprised of approximately $0.3 billion in cash and cash equivalents and the ability to borrow up to $2.4 billion, net of outstanding letters of credit, under our multi-currency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”) and our senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”). In April 2015, we borrowed an additional $1.6 billion under the 2013 Credit Facility.

Summary cash flow information for the three months ended March 31, 2015 and 2014 is set forth below (in thousands).

	Three months ended March 31,
	2015	2014
Net cash provided by (used for):
Operating activities	$509,930	$476,582
Investing activities	(5,249,419)	(291,056)
Financing activities	4,760,127	(152,901)
Net effect of changes in exchange rates on cash and cash equivalents	(10,730)	7,238

Net increase in cash and cash equivalents	$9,908	$39,863

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. We may also repurchase our existing indebtedness from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.

As of March 31, 2015, we had total outstanding indebtedness of approximately $15.7 billion, with a current portion of $789.2 million. During the three months ended March 31, 2015, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operating activities during the year ending December 31, 2015, together with our increased borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of March 31, 2015, we had approximately $201.9 million of cash and cash equivalents held by our foreign subsidiaries, of which $59.3 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the three months ended March 31, 2015 was primarily due to an increase in the operating profit of our rental and management segments, a decrease in restricted cash and a decrease in cash paid for taxes, partially offset by a decrease in cash provided by working capital and an increase in cash paid for interest. Working capital, as compared to the three months ended March 31, 2014, was impacted by a decrease in unearned revenue and an increase in prepaid assets, partially offset by a decrease in accounts receivable.

Cash Flows from Investing Activities

Our significant investing activities during the three months ended March 31, 2015 included the following:

•	We spent $5.058 billion, including approximately $4.7 million of transaction costs, for the Verizon Transaction.

•

We spent $159.2 million for purchases of property and equipment and construction activities, including (i) $71.0 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 655 communications sites and the installation of approximately six shared generators domestically, (ii) $29.0 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $19.1 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $35.1 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $5.0 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2015 total capital expenditures will be between $850 million and $950 million, including between (i) $105 million and $115 million for capital improvements and corporate capital expenditures, (ii) $85 million and $95 million for start-up capital projects, (iii) $155 million and $175 million for the redevelopment of existing communications sites, (iv) $170 million and $190 million for ground lease purchases and (v) $335 million and $375 million for other discretionary capital projects, including the construction of approximately 2,750 to 3,250 new communications sites.

Cash Flows from Financing Activities

For the three months ended March 31, 2015 and 2014, our significant financing transactions were as follows (in millions):

	Three months ended March 31,
	2015	2014
Proceeds from issuance of senior notes, net	$—	$769.6
Proceeds from issuance of common stock, net	2,440.4	—
Proceeds from issuance of preferred stock, net	1,338.0	—
Proceeds from borrowings on (repayment of) credit facilities, net	1,280.0	(798.0)
Proceeds from term loan	500.0	—
Repayment of senior notes	(600.0)	—

In addition to the transactions noted above, we have increased the availability under our credit facilities by an aggregate of $1.25 billion.

Common Stock Offering. On March 3, 2015, we completed a registered public offering of 23,500,000 shares of our common stock, par value $0.01 per share, at $97.00 per share. On March 5, 2015, we issued an additional 2,350,000 shares of common stock in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were approximately $2.44 billion after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund a portion of the Verizon Transaction.

Preferred Stock Offering. On March 3, 2015, we completed a registered public offering of 12,500,000 depositary shares, each representing a 1/10th interest in a share of our 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), at $100.00 per depositary share. On March 5, 2015, we issued an additional 1,250,000 depositary shares in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were approximately $1.34 billion after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund a portion of the Verizon Transaction.

Unless converted or redeemed earlier, each share of the Series B Preferred Stock will convert automatically on February 15, 2018, into between 8.5911 and 10.3093 shares of common stock, depending on the applicable market value of our common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to February 15, 2018, holders of the Series B Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series B Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors (or an authorized committee thereof) at an annual rate of 5.50% on the liquidation preference of $1,000.00 per share (and, correspondingly, $100.00 per share with respect to the depositary shares) on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2015 to, and including, February 15, 2018. We may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Series B Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series B Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

2014 Credit Facility. During the three months ended March 31, 2015, we increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2014 Credit Facility to $2.5 billion. Effective February 20, 2015, we received incremental commitments for an additional $500.0 million. As a result, we currently have the ability to borrow up to $2.0 billion under the 2014 Credit Facility.

During the three months ended March 31, 2015, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. We primarily used the borrowings to fund a portion of the Verizon Transaction. As of March 31, 2015, we had $1.98 billion outstanding under the 2014 Credit Facility and $7.5 million of undrawn letters of credit. We maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

The 2014 Credit Facility has a term of approximately five years, matures on January 31, 2020 and includes two optional renewal periods. The 2014 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over the London Interbank Offered Rate (“LIBOR”) that we incur on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2014 Credit Facility is 0.150%.

2013 Credit Facility. During the three months ended March 31, 2015, we increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2013 Credit Facility to $3.5 billion. Effective February 20, 2015, we received incremental commitments for an additional $750.0 million. As a result, we currently have the ability to borrow up to $2.75 billion under the 2013 Credit Facility.

During the three months ended March 31, 2015, we borrowed an aggregate of $1.0 billion, which we primarily used to fund a portion of the Verizon Transaction, and repaid an aggregate of $615.0 million of revolving indebtedness under the 2013 Credit Facility. As of March 31, 2015, we had $400.0 million outstanding under the 2013 Credit Facility and $3.2 million of undrawn letters of credit. We maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course. In April 2015, we borrowed an additional $1.6 billion under the 2013 Credit Facility, primarily to fund an acquisition in Brazil and repay other indebtedness.

The 2013 Credit Facility has a term of five years, matures on June 28, 2018 and includes two optional one-year renewal periods. The 2013 Credit Facility does not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. The current margin over LIBOR that we incur on borrowings is 1.250%, and the current commitment fee on the undrawn portion of the 2013 Credit Facility is 0.150%.

2013 Term Loan. In October 2013, we entered into an unsecured term loan (the “2013 Term Loan”). The 2013 Term Loan matures on January 3, 2019. The current interest rate under the 2013 Term Loan is LIBOR plus

1.250%. During the three months ended March 31, 2015, the maximum Incremental Term Loan Commitments (as defined in the agreement) was increased to $1.0 billion. Effective February 20, 2015, we received an additional $500.0 million under the 2013 Term Loan. As a result, as of March 31, 2015, we had $2.0 billion outstanding under the 2013 Term Loan.

Amendments to Bank Facilities. During the three months ended March 31, 2015, we entered into amendment agreements with respect to the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan. After giving effect to these amendments, our permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.25 to 1.00 for the fiscal quarters ended March 31, 2015 and June 30, 2015, (ii) 7.00 to 1.00 for the fiscal quarters ended September 30, 2015 and December 31, 2015 and (iii) 6.00 to 1.00 thereafter.

Redemption of Senior Notes. On February 11, 2015, we redeemed all of the outstanding 4.625% Notes. In accordance with the redemption provisions in the indenture, the 4.625% Notes were redeemed at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of approximately $613.6 million, including approximately $10.0 million in accrued and unpaid interest. The redemption was funded with borrowings under the 2013 Credit Facility. Upon completion of this redemption, none of the 4.625% Notes remained outstanding.

On April 29, 2015, we redeemed all of the outstanding 7.000% senior notes due 2017 (the “7.000% Notes”), in accordance with the redemption provisions in the indenture, at a price equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of approximately $571.7 million, including approximately $1.4 million in accrued and unpaid interest. We expect to record a loss on retirement of long-term obligations of approximately $74.3 million. The redemption was funded with borrowings under our existing credit facilities and cash on hand. Upon completion of this redemption, none of the 7.000% Notes remained outstanding.

Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to purchase up to $1.5 billion of common stock (the “2011 Buyback”). As of March 31, 2015, we had $1.1 billion remaining under the 2011 Buyback. In September 2013, we temporarily suspended repurchases.

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the three months ended March 31, 2015, we received an aggregate of $5.1 million in proceeds upon exercises of stock options.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.5 billion to our common stockholders, primarily subject to taxation as ordinary income.

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

We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A and the Series B Preferred Stock, with dividend rates of 5.25% and 5.50%, respectively. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors.

During the three months ended March 31, 2015, we paid approximately $150.7 million to our common stockholders of record at the close of business on December 16, 2014. In addition, we declared a distribution of approximately $177.7 million payable to our common stockholders of record at the close of business on April 10, 2015.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of March 31, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $3.0 million. During the three months ended March 31, 2015, we paid $1.2 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations, reflecting discounts and premiums, as of March 31, 2015 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A (1)	500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (1)	1,300,000	March 15, 2023
GTP Notes (2)	1,259,506	Various
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (3)	203,245	Various
BR Towers debentures (4)	100,937	October 15, 2023
Mexican loan (5)	254,649	May 1, 2015
Shareholder loans (6)	129,298	Various
South African facility (7)	70,089	March 31, 2020
Colombian credit facility (8)	76,668	April 24, 2021
Other debt, including capital lease obligations	94,921	Various

Total American Tower subsidiary debt	3,989,313

American Tower Corporation debt:
2013 Credit Facility	400,000	June 28, 2018
2013 Term Loan	2,000,000	January 3, 2019
2014 Credit Facility	1,980,000	January 31, 2020
7.000% Notes (9)	500,000	October 15, 2017
4.500% senior notes	999,660	January 15, 2018
3.40% senior notes	1,005,193	February 15, 2019
7.25% senior notes	297,394	May 15, 2019
5.050% senior notes	699,518	September 1, 2020
3.450% senior notes	646,513	September 15, 2021
5.900% senior notes	499,490	November 1, 2021
4.70% senior notes	699,017	March 15, 2022
3.50% senior notes	993,412	January 31, 2023
5.00% senior notes	1,010,594	February 15, 2024

Total American Tower Corporation debt	11,730,791

Total	$15,720,104

(1)	Issued in our March 2013 securitization transaction (the “Securitization”). Maturity date reflects the anticipated repayment date.

(2)	Secured Tower Revenue Notes assumed by us in connection with the acquisition of MIP Tower Holdings LLC (the “GTP Notes). Anticipated repayment dates begin June 15, 2016.
(3)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017.
(4)	Assumed by us in connection with our acquisition of BR Towers S.A. Denominated in BRL.
(5)	Denominated in MXN.
(6)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in USD.
(7)	Denominated in South African Rand and amortizes through March 31, 2020.
(8)	Denominated in Colombian Pesos and amortizes through April 24, 2021.
(9)	On April 29, 2015, we redeemed all of the outstanding 7.000% Notes.

In connection with the Verizon Transaction, effective March 27, 2015, we assumed the interest in and obligations under certain ground leases pursuant to which future minimum rental payments under non-cancellable operating leases, including certain renewal periods, is approximately $2.2 billion.

Additional information regarding our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next twelve months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified $25.0 million as Other non-current liabilities in the condensed consolidated balance sheet as of March 31, 2015. We also classified $24.0 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of March 31, 2015.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2014, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to (i) total leverage, (ii) senior secured leverage and (iii) interest coverage, as set forth below. As of March 31, 2015, we were in compliance with each of these covenants.

Consolidated Total Leverage Ratio: This ratio requires that we not exceed a ratio of Total Debt to Adjusted EBITDA (each as defined in the loan agreements) of 7.25 to 1.00 for the fiscal quarters ended March 31, 2015 and June 30, 2015, 7.00 to 1.00 for the fiscal quarters ended September 30, 2015 and December 31, 2015 and 6.00 to 1.00 thereafter. Based on our financial performance for the 12 months ended March 31, 2015, we could incur approximately $5.8 billion of additional indebtedness and still remain in compliance with the ratio currently in effect (effectively, however, this ratio would be limited to approximately $5.3 billion to remain in compliance with the covenant described immediately below). In addition, if we maintain our existing debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $805 million and we would still remain in compliance with the ratio currently in effect.

Consolidated Senior Secured Leverage Ratio: This ratio requires that we not exceed a ratio of Senior Secured Debt to Adjusted EBITDA (each as defined in the loan agreements) of 3.00 to 1.00. Based on our financial performance for the 12 months ended March 31, 2015, we could incur approximately $5.3 billion of additional Senior Secured Debt and still remain in compliance with this ratio. In addition, if we maintain our existing Senior Secured Debt levels and our expenses do not change materially from current levels, our revenues could decrease by approximately $1.8 billion and we would still remain in compliance with this ratio.

Interest Coverage Ratio: In the event our debt ratings fall below investment grade, we will be required to maintain a ratio of Adjusted EBITDA to Interest Expense (each as defined in the loan agreements) of not less than 2.50 to 1.00. Based on our financial performance for the 12 months ended March 31, 2015, our interest expense, which was $569 million for that period, could increase by approximately $617 million and we would still remain in compliance with this ratio. In addition, if our expenses do not change materially from current levels, our revenues could decrease by approximately $1.5 billion and we would still remain in compliance with this ratio.

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

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the nonrecourse loan relating to the Securitization (the “Loan”) or the GTP Notes (as applicable), which must be deposited, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the assets securing the Loan or the GTP Notes are released to the Borrowers or the applicable GTP Issuer, which can then be distributed to, and used by, us. During the three months ended March 31, 2015, the Borrowers distributed excess cash to us of $198.2 million and the GTP Issuers distributed excess cash to us of $31.2 million.

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

Consequently, a failure to meet the noted DSCR tests could prevent the Borrowers or GTP Issuers from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. If the Borrowers were to default on the Loan, the trustee could seek to foreclose upon or otherwise convert the ownership of the 5,195 wireless and broadcast communications towers that secure the Loan (the “Secured Towers”), in which case we could lose the Secured Towers and the revenue associated with those towers. In addition, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of GTP Notes, declare such series of GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such GTP Notes. Furthermore, if the GTP Issuers were to default on a series of the GTP Notes, the trustee may demand, collect, take possession of, receive, settle, compromise, adjust, sue for, foreclose or realize upon all or any portion of the 2,843 towers and 1,035 property interests and other related assets that secure the GTP Notes (the “GTP Secured Sites”) securing such series of the GTP Notes, in which case we could lose the GTP Secured Sites and the revenue associated with those assets.

As of March 31, 2015, the Borrowers’ DSCR was 10.49x. Based on the Borrowers’ net cash flow for the calendar quarter ended March 31, 2015, and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the Loan, the Borrowers could endure a reduction of approximately $441.9 million in net cash flow before triggering the Cash Trap DSCR, and approximately $449.1 million in net cash flow before triggering the Minimum DSCR. As of March 31, 2015, the DSCR of GTP Partners and GTP Cellular Sites were 2.94x, and 2.54x, respectively. Based on the net cash flow of GTP Partners and GTP Cellular Sites for the calendar quarter ended March 31, 2015 and the amount of interest, servicing fees and trustee fees payable over the succeeding twelve months on the applicable series of GTP Notes, GTP Partners and GTP Cellular Sites could endure a reduction of approximately $70.9 million and $16.3 million, respectively, in net cash flow before triggering the Cash Trap DSCR, and approximately $77.4 million and $18.3 million, respectively, in net cash flow before triggering the Minimum DSCR.

As discussed above, we use our available liquidity and seek new sources of liquidity to refinance and repurchase our outstanding indebtedness. In addition, in order to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements, pay preferred stock dividends or refinance our existing indebtedness.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.

For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2015. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Standards Update

For a discussion of recent accounting standards updates, see note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $73.9 million, interest rates ranging from 5.74% to 7.83% and expiration dates through April 2021.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2015, was comprised of $1,980.0 million under the 2014 Credit Facility, $400.0 million under the 2013 Credit Facility, $2,000.0 million under the 2013 Term Loan, $254.6 million under the Mexican loan, $70.9 million under the Uganda loan, $34.6 million under the South African facility after giving effect to our interest rate swap agreements, $38.3 million under the Colombian credit facility after giving effect to our interest rate swap agreement and $100.9 million under the BR Towers debentures. A 10% increase in current interest rates would result in an additional $2.3 million of interest expense for the three months ended March 31, 2015.

See Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding our liquidity.

Foreign Currency Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of AOCI. We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of currency fluctuations. For the three months ended March 31, 2015, approximately 32% of our revenues and approximately 39% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at March 31, 2015. As of March 31, 2015, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of March 31, 2015, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $21.9 million of unrealized gains or losses that would be included in Other expense in our condensed consolidated statements of operations for the three months ended March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2015 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page Ex-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 30, 2015	By:	/s/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series B, of American Tower Corporation, dated as of March 3, 2015 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 3, 2015, and incorporated herein by reference).

4.1

Deposit Agreement, dated March 3, 2015, among American Tower Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the depositary receipts evidencing the depositary shares (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 3, 2015, and incorporated herein by reference).

10.1

Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc. (filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K on February 24, 2015, and incorporated herein by reference).

10.2

First Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014 (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K on February 24, 2015, and incorporated herein by reference).

10.3

Second Amendment to Term Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013 (filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K on February 24, 2015, and incorporated herein by reference).

10.4

Third Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013 (filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K on February 24, 2015, and incorporated herein by reference).

10.5

Second Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014 (filed as Exhibit 10.54 to the Company’s Annual Report on February 24, 2015, and incorporated herein by reference).

10.6

Third Amendment to Term Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013 (filed as Exhibit 10.55 to the Company’s Annual Report on February 24, 2015, and incorporated herein by reference).

10.7

Fourth Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013 (filed as Exhibit 10.56 to the Company’s Annual Report on February 24, 2015, and incorporated herein by reference).

10.8	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.

10.9	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries.

Ex-1

Exhibit No.	Description

10.10	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC.

10.11	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-2