Form 10-Q
period 2015-06-30
AMERICAN TOWER CORP /MA/
filed 2015-07-29
CIK 1053507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015.

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

As of July 22, 2015, there were 423,279,014 shares of common stock outstanding.

AMERICAN TOWER CORPORATION

INDEX

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,702	$313,492
Restricted cash	135,149	160,206
Short-term investments	40,387	6,302
Accounts receivable, net	212,919	199,074
Prepaid and other current assets	263,274	264,793
Deferred income taxes	14,144	14,507

Total current assets	940,575	958,374

PROPERTY AND EQUIPMENT, net	9,586,400	7,588,126
GOODWILL	4,036,642	4,033,174
OTHER INTANGIBLE ASSETS, net	9,853,199	6,900,637
DEFERRED INCOME TAXES	222,276	253,186
DEFERRED RENT ASSET	1,093,812	1,030,707
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	736,821	567,724

TOTAL	$26,469,725	$21,331,928

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,850	$90,366
Accrued expenses	412,981	417,754
Distributions payable	187,987	159,864
Accrued interest	120,482	130,265
Current portion of long-term obligations	38,814	897,624
Unearned revenue	193,514	233,819

Total current liabilities	1,036,628	1,929,692

LONG-TERM OBLIGATIONS	16,185,211	13,711,084
ASSET RETIREMENT OBLIGATIONS	824,991	609,035
OTHER NON-CURRENT LIABILITIES	1,049,737	1,028,765

Total liabilities	19,096,567	17,278,576

COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding	60	60
5.50%, Series B, 1,375,000 and no shares issued and outstanding, respectively	14	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 426,074,991 and 399,508,751 shares issued; and 423,264,965 and 396,698,725 shares outstanding, respectively	4,260	3,995
Additional paid-in capital	9,619,406	5,788,786
Distributions in excess of earnings	(876,607)	(837,320)
Accumulated other comprehensive loss	(1,228,521)	(794,221)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)

Total American Tower Corporation equity	7,310,872	3,953,560
Noncontrolling interest	62,286	99,792

Total equity	7,373,158	4,053,352

TOTAL	$26,469,725	$21,331,928

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Rental and management	$1,154,235	$1,005,761	$2,216,415	$1,965,881
Network development services	20,140	25,696	37,150	49,665

Total operating revenues	1,174,375	1,031,457	2,253,565	2,015,546

OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $390, $343, $822 and $715, respectively)	314,285	263,184	573,542	514,019
Network development services (including stock-based compensation expense of $98, $110, $237 and $242, respectively)	8,173	9,091	13,556	19,025
Depreciation, amortization and accretion	328,356	245,427	591,876	491,190
Selling, general, administrative and development expense (including stock-based compensation expense of $23,557, $18,382, $52,847 and $42,482, respectively)	116,338	98,499	239,628	208,528
Other operating expenses	17,449	12,757	25,223	26,648

Total operating expenses	784,601	628,958	1,443,825	1,259,410

OPERATING INCOME	389,774	402,499	809,740	756,136

OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $370, $370, $740 and $741, respectively	2,662	2,662	5,258	5,257
Interest income	4,404	2,281	7,368	4,299
Interest expense	(148,507)	(146,234)	(296,441)	(289,541)
Loss on retirement of long-term obligations	(75,068)	(1,284)	(78,793)	(1,522)
Other expense (including unrealized foreign currency gains (losses) of $25,461, ($23,553), ($30,007) and ($25,558), respectively)	(2,129)	(16,463)	(56,632)	(20,206)

Total other expense	(218,638)	(159,038)	(419,240)	(301,713)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	171,136	243,461	390,500	454,423
Income tax provision	(13,956)	(21,802)	(37,828)	(39,451)

NET INCOME	157,180	221,659	352,672	414,972
Net (income) loss attributable to noncontrolling interest	(1,124)	12,772	(3,299)	21,958

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	156,056	234,431	349,373	436,930
Dividends on preferred stock	(26,782)	(4,375)	(36,601)	(4,375)

NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$129,274	$230,056	$312,772	$432,555

NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.31	$0.58	$0.76	$1.09

Diluted net income attributable to American Tower Corporation common stockholders	$0.30	$0.58	$0.75	$1.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	423,154	395,872	414,182	395,511

Diluted	426,933	399,588	418,303	399,452

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.44	$0.34	$0.86	$0.66

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$157,180	$221,659	$352,672	$414,972
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of $42, ($141), ($9) and ($24), respectively	597	367	(345)	(337)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $22, $41, $46 and $96, respectively	2,226	629	2,613	1,543
Foreign currency translation adjustments, net of taxes of $197, ($692), ($12,412) and $364, respectively	(44,029)	(3,104)	(476,990)	19,388

Other comprehensive (loss) income	(41,206)	(2,108)	(474,722)	20,594

Comprehensive income (loss)	115,974	219,551	(122,050)	435,566
Comprehensive loss attributable to noncontrolling interest	17,421	36,370	37,123	61,664

Comprehensive income (loss) attributable to American Tower Corporation stockholders	$133,395	$255,921	$(84,927)	$497,230

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$352,672	$414,972
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	53,906	43,439
Depreciation, amortization and accretion	591,876	491,190
Loss on early retirement of long-term obligations	78,793	1,269
Other non-cash items reflected in statements of operations	75,531	48,636
Increase in net deferred rent asset	(46,653)	(46,293)
Decrease (increase) in restricted cash	26,804	(194)
Increase in assets	(99,179)	(28,473)
Increase in liabilities	2,710	147,836

Cash provided by operating activities	1,036,460	1,072,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(311,122)	(466,247)
Payments for acquisitions, net of cash acquired	(670,246)	(315,527)
Payment for Verizon transaction	(5,060,416)	—
Proceeds from sale of short-term investments and other non-current assets	781,469	338,787
Payments for short-term investments	(816,038)	(332,684)
Deposits, restricted cash and other	(3,087)	(61,134)

Cash used for investing activities	(6,079,440)	(836,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit facilities	4,740,308	360,000
Proceeds from issuance of senior notes, net	1,492,298	769,640
Proceeds from term loan	500,000	—
Proceeds from other long-term borrowings	—	3,033
Proceeds from issuance of securities in securitization transaction	875,000	—
Repayments of notes payable, credit facilities, senior notes and capital leases	(5,931,401)	(1,838,728)
Distributions to noncontrolling interest holders, net	(383)	(291)
Proceeds from stock options and stock purchase plan	17,364	30,738
Proceeds from the issuance of common stock, net	2,440,327	—
Proceeds from the issuance of preferred stock, net	1,337,946	583,326
Payment for early retirement of long-term obligations	(86,107)	(6,767)
Deferred financing costs and other financing activities	(34,284)	(22,914)
Distributions paid on common stock	(329,766)	(127,269)
Distributions paid on preferred stock	(31,085)	—

Cash provided by (used for) financing activities	4,990,217	(249,232)

Net effect of changes in foreign currency exchange rates on cash and cash equivalents	13,973	3,038

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,790)	(10,617)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,492	293,576

CASH AND CASH EQUIVALENTS, END OF PERIOD	$274,702	$282,959

CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $3,311 AND $6,187, RESPECTIVELY)	$29,911	$35,776

CASH PAID FOR INTEREST	$291,103	$270,257

NON-CASH INVESTING AND FINANCING ACTIVITIES:
(DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$(20,632)	$14,959

PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$10,510	$14,585

SETTLEMENT OF ACCOUNTS RECEIVABLE RELATED TO ACQUISITIONS	$735	$31,279

CONVERSION OF THIRD-PARTY DEBT TO EQUITY	$—	$7,750

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Non- controlling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2014	—	$—	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040

Stock-based compensation related activity	—	—	—	—	1,093,535	11	—	—	55,935	—	—	—	55,946
Issuance of common stock-stock purchase plan	—	—	—	—	43,589	1	—	—	2,898	—	—	—	2,899
Issuance of preferred stock	6,000,000	60	—	—	—	—	—	—	582,820	—	—	—	582,880
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(455)	—	118	(337)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	1,422	—	121	1,543
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	59,333	—	(39,945)	19,388
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	7,750	7,750
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(291)	(291)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(262,251)	—	(262,251)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(4,375)	—	(4,375)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	436,930	(21,958)	414,972

BALANCE, JUNE 30, 2014	6,000,000	$60	—	$—	398,811,474	$3,988	(2,810,026)	$(207,740)	$5,772,269	$(250,920)	$(911,163)	$1,670	$4,408,164

BALANCE, JANUARY 1, 2015	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352

Stock-based compensation related activity	—	—	—	—	672,300	6	—	—	49,155	—	—	—	49,161
Issuance of common stock-stock purchase plan	—	—	—	—	43,940	—	—	—	3,465	—	—	—	3,465
Issuance of common stock					25,850,000	259			2,440,068				2,440,327
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,932	—	—	—	1,337,946
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(340)	—	(5)	(345)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	2,583	—	30	2,613
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(436,543)	—	(40,447)	(476,990)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	51	51
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(434)	(434)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(365,450)	—	(365,450)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(23,210)	—	(23,210)
Net income	—	—	—	—	—	—	—	—	—	—	349,373	3,299	352,672

BALANCE, JUNE 30, 2015	6,000,000	$60	1,375,000	$14	426,074,991	$4,260	(2,810,026)	$(207,740)	$9,619,406	$(1,228,521)	$(876,607)	$62,286	$7,373,158

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”) and, therefore, is generally not subject to U.S. federal income taxes on its income and gains that it distributes to its stockholders, including the income derived from leasing space on its towers. However, the Company remains obligated to pay income taxes on earnings from its taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. As of June 30, 2015, the Company’s QRSs included its domestic tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its network development services segment and indoor DAS networks business.

On March 27, 2015, the Company significantly expanded its domestic portfolio by obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”).

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations for such periods have been included. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP and will become effective on January 1, 2018. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method and leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

In June 2014, the FASB issued stock-based compensation guidance, which requires a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The Company early adopted this guidance on a prospective basis during the six months ended June 30, 2015, and it did not have a material effect on the Company’s financial statements.

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

2.    Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of (in thousands):

	June 30, 2015	December 31, 2014 (1)
Prepaid operating ground leases	$109,569	$88,053
Prepaid income tax	37,138	34,512
Prepaid assets	29,812	23,848
Unbilled receivables	29,405	25,352
Value added tax and other consumption tax receivables	23,155	23,228
Other miscellaneous current assets	34,195	69,800

Balance	$263,274	$264,793

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2015 (1)	$3,356,096	$675,090	$1,988	$4,033,174
Additions	12,677	51,431	—	64,108
Effect of foreign currency translation	—	(60,640)	—	(60,640)

Balance as of June 30, 2015	$3,368,773	$665,881	$1,988	$4,036,642

(1)	January 1, 2015 balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following as of (in thousands):

		June 30, 2015			December 31, 2014 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (2)	Up to 20	$3,751,373	$(966,105)	$2,785,268	$2,514,931	$(901,903)	$1,613,028
Acquired customer-related intangibles	15-20	8,524,816	(1,588,864)	6,935,952	6,594,773	(1,429,572)	5,165,201
Acquired licenses and other intangibles	3-20	33,461	(4,942)	28,519	37,471	(3,514)	33,957
Economic Rights, TV Azteca	70	24,014	(12,302)	11,712	25,522	(12,960)	12,562

Total		$12,333,664	$(2,572,213)	$9,761,451	$9,172,697	$(2,347,949)	$6,824,748
Deferred financing costs, net (3)	N/A			91,748			75,889

Other intangible assets, net				$9,853,199			$6,900,637

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)	Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(3)	Deferred financing costs are amortized over the term of the respective debt instruments to which they relate using the effective interest method. This amortization is included in Interest expense rather than in Depreciation, amortization and accretion expense.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2015, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2014 Form 10-K, was approximately 16 years. Amortization of intangible assets for the three and six months ended June 30, 2015 was approximately $147.6 million and $258.1 million, respectively, and amortization of intangible assets for the three and six months ended June 30, 2014 was approximately $101.6 million and $204.2 million, respectively. Amortization expense excludes amortization of deferred financing costs, which is included in Interest expense on the condensed consolidated statements of operations. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the remaining current year and the next five subsequent years (in millions):

Fiscal Year
2015 (remaining year)	$292.9
2016	581.5
2017	579.7
2018	578.6
2019	576.4
2020	570.3

4.    Accrued Expenses

Accrued expenses consisted of the following as of (in thousands):

	June 30, 2015	December 31, 2014
Accrued property and real estate taxes	$76,070	$61,206
Accrued rent	44,118	34,074
Payroll and related withholdings	42,874	57,110
Accrued construction costs	30,801	46,024
Other accrued expenses	219,118	219,340

Balance	$412,981	$417,754

5.    Long-Term Obligations

Refinancing of GTP Acquisition Partners Securitization—On May 29, 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of the Company’s wholly owned subsidiaries, repaid all amounts outstanding under the Secured Tower Revenue Notes, Global Tower Series 2011-1, Class C, Secured Tower Revenue Notes, Global Tower Series 2011-2, Class C and Class F and Secured Tower Revenue Notes, Global Tower Series 2013-1, Class C and Class F (the “Existing GTP AP Notes”), plus prepayment consideration and other costs and expenses related thereto, with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and together with the Series 2015-1 Notes, the “2015 Notes”). During each of the three and six months ended June 30, 2015, the Company recorded a loss on retirement of long-term obligations of $0.8 million, consisting of prepayment consideration, primarily offset by the write-off of the unamortized premium recorded in connection with the assumption of the Existing GTP AP Notes.

The 2015 Notes were issued by GTP Acquisition Partners pursuant to a Third Amended and Restated Indenture and related series supplements, each dated as of May 29, 2015 (collectively, the “Indenture”), between GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and The Bank of New York Mellon, as

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

trustee. The Series 2015-1 Notes have an interest rate of 2.350%, an anticipated repayment date of June 15, 2020 and a final repayment date of June 15, 2045. The Series 2015-2 Notes have an interest rate of 3.482%, an anticipated repayment date of June 16, 2025 and a final repayment date of June 15, 2050.

Amounts due under the 2015 Notes will be paid solely from the cash flows generated from the operation of the 3,621 communications sites (the “Secured Sites”) owned by the GTP Entities. GTP Acquisition Partners is required to make monthly payments of interest on the 2015 Notes, commencing in July 2015. Subject to certain limited exceptions (described below), no payments of principal will be required to be made prior to June 15, 2020, which is the anticipated repayment date for the Series 2015-1 Notes. On a monthly basis, after payment of all required amounts under the applicable agreement, the excess cash flows generated from the operation of the Secured Sites are released to GTP Acquisition Partners, which can then be distributed to, and used by, the Company. However, if the debt service coverage ratio (“DSCR”), generally calculated as the ratio of the net cash flow (as defined in the Indenture) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes that will be outstanding on the next payment date were equal to or below 1.30x (the “Cash Trap DSCR”) for such quarter, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the transaction documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to GTP Acquisition Partners. The funds in the reserve account will not be released to GTP Acquisition Partners unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR falls below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. During an amortization period, all excess cash flow and any amounts then in the reserve account because the Cash Trap DSCR was not met would be applied to payment of the principal on the 2015 Notes.

The 2015 Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If prepayment occurs within 12 months of the anticipated repayment date with respect to the Series 2015-1 Notes, or 18 months of the anticipated repayment date with respect to the Series 2015-2 Notes, no prepayment consideration is due. If the Series 2015-1 Notes or the Series 2015-2 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the applicable series of the 2015 Notes, and such series will begin to amortize on a monthly basis from excess cash flow.

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Sites and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

The Indenture includes covenants customary for notes issued in rated securitizations. Among other things, the GTP Entities are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Indenture also contains certain covenants that require GTP Acquisition Partners to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Indenture and other agreements related to the Secured Sites and allow the trustee reasonable access to the Secured Sites, including the right to conduct site investigations. Further, under the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Indenture, GTP Acquisition Partners is required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. The $18.6 million held in the reserve accounts as of June 30, 2015 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.

Securitized Debt—The Company has several securitizations in place. Cash flows generated by the sites that secure the securitized debt are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to the excess cash flows not needed to pay the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.

Mexican Loan—In May 2015, upon maturity of its 5.2 billion Mexican Peso (“MXN”) denominated unsecured bridge loan, the Company repaid the remaining outstanding principal balance of 3.9 billion MXN (approximately $251.2 million on the date of repayment) with cash on hand and borrowings under its multi-currency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

BR Towers Credit Facility—On March 30, 2015, the Company repaid all amounts outstanding and terminated the Brazilian Reais (“BRL”) denominated credit facility with Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”), which allowed a subsidiary of BR Towers S.A. (“BR Towers”) to borrow up to 48.1 million BRL through an intermediary bank, and which the Company assumed in connection with the acquisition of BR Towers in November 2014.

Brazil Credit Facility—In December 2014, one of the Company’s Brazilian subsidiaries entered into a 271.0 million BRL-denominated credit facility with BNDES, which matures on January 15, 2022 (the “Brazil Credit Facility”). On May 18, 2015, the Brazilian subsidiary borrowed 40.0 million BRL (approximately $13.3 million on the date of borrowing) and maintains the ability to draw on the Brazil Credit Facility until December 30, 2016. The Brazil Credit Facility bears interest at a margin over the long-term interest rate, as defined by BNDES (“TJLP”), and the Special Clearance and Escrow System (“SELIC”) as follows (BRL in millions):

	Maximum Borrowing Amount	Contractual Interest Rate
Tranche A	BRL 34.8	TJLP + 4.25%
Tranche B	BRL 34.8	SELIC + 4.25%
Tranche C	BRL 200.0	6.00%
Tranche D	BRL 1.4	TJLP

As of June 30, 2015, the weighted average interest rate on the borrowings under the Brazil Credit Facility was 11.1%.

2014 Credit Facility—During the six months ended June 30, 2015, the Company increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”) to $2.5 billion. Effective February 20, 2015, the Company received incremental commitments of $500.0 million, and as a result, has the ability to borrow up to $2.0 billion.

During the six months ended June 30, 2015, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. The Company primarily used the borrowings to fund a portion of the Verizon Transaction.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2013 Credit Facility—During the six months ended June 30, 2015, the Company increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2013 Credit Facility to $3.5 billion. Effective February 20, 2015, the Company received incremental commitments of $750.0 million, and as a result, has the ability to borrow up to $2.75 billion.

During the six months ended June 30, 2015, the Company borrowed an aggregate of $2.6 billion and repaid an aggregate of $2.3 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to (i) fund a portion of the Verizon Transaction, (ii) fund the TIM Celular S.A. (“TIM”) acquisition and (iii) repay other indebtedness.

In July 2015, the Company borrowed an additional $850.0 million under the 2013 Credit Facility, which was primarily used to fund the Company’s acquisition in Nigeria.

The 2014 Credit Facility and the 2013 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company maintains the ability to draw down and repay amounts under each of the credit facilities in the ordinary course.

2013 Term Loan—In October 2013, the Company entered into an unsecured term loan (the “2013 Term Loan”). During the six months ended June 30, 2015, the maximum Incremental Term Loan Commitments (as defined in the agreement) was increased to $1.0 billion. Effective February 20, 2015, the Company borrowed an additional $500.0 million under the 2013 Term Loan.

The key terms under the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan as of June 30, 2015 are as follows ($ in millions):

	Outstanding Balance	Undrawn LOC	Maturity Date		Current margin over LIBOR (2)	Current commitment fee (3)
2014 Credit Facility	$1,980	$7.5	January 31, 2020	(1)	1.250%	0.150%
2013 Credit Facility	$250	$3.2	June 28, 2018	(1)	1.250%	0.150%
2013 Term Loan	$2,000	N/A	January 3, 2019		1.250%	N/A

(1)	Subject to two optional renewal periods.
(2)	LIBOR means the London Interbank Offered Rate.
(3)	Fee on undrawn portion of the credit facility.

Amendments to Bank Facilities—During the six months ended June 30, 2015, the Company entered into amendment agreements with respect to the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan. After giving effect to these amendments, the Company’s permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.25 to 1.00 for the quarter ended June 30, 2015, (ii) 7.00 to 1.00 for the quarters ended September 30, 2015 and December 31, 2015 and (iii) 6.00 to 1.00 thereafter.

Redemption of Senior Notes—On February 11, 2015, the Company redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”), in accordance with the redemption provisions in the indenture, at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of approximately $613.6 million, including approximately $10.0 million in accrued and unpaid interest. On April 29, 2015, the Company redeemed all of the outstanding 7.000% senior notes due 2017 (the “7.000% Notes”), in accordance with the redemption provisions in the indenture, at a price

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of approximately $571.7 million, including approximately $1.4 million in accrued and unpaid interest.

During each of the three and six month periods ended June 30, 2015, the Company recorded a loss on retirement of long-term obligations of $74.3 million related to the redemption of the 7.000% Notes, which included prepayment consideration, the remaining portion of unamortized deferred financing costs and the write-off of the remaining settlement cost of a treasury rate lock related to the 7.000% Notes. In addition, during the six months ended June 30, 2015, the Company recorded a loss on retirement of long-term obligations of $3.7 million related to the redemption of the 4.625% Notes, which included prepayment consideration and the remaining portion of the unamortized discount and deferred financing costs. Each redemption was funded with borrowings under the Company’s existing credit facilities and cash on hand. Upon completion of these redemptions, none of the 4.625% Notes or the 7.000% Notes remained outstanding.

2.800% Senior Notes and 4.000% Senior Notes Offering—On May 7, 2015, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 (the “2.800% Notes”) and $750.0 million aggregate principal amount of 4.000% senior unsecured notes due 2025 (the “4.000% Notes”). The net proceeds from this offering were approximately $1,480.1 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 2.800% Notes will mature on June 1, 2020 and bear interest at a rate of 2.800% per annum. The 4.000% Notes will mature on June 1, 2025 and bear interest at a rate of 4.000% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2015. Interest on the notes will accrue from May 7, 2015 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

The Company may redeem the notes at any time, in whole or in part, at the applicable redemption price. If the Company redeems the 2.800% Notes prior to May 1, 2020 or the 4.000% Notes prior to March 1, 2025, it will pay a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 2.800% Notes on or after May 1, 2020 or the 4.000% Notes on or after March 1, 2025, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and ratings decline, each as defined in the supplemental indenture, it may be required to repurchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

The supplemental indenture contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company, and its subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the supplemental indenture.

6.     Derivative Financial Instruments

Certain of the Company’s foreign subsidiaries have entered into interest rate swap agreements, which have been designated as cash flow hedges, to manage exposure to variability in interest rates on debt.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Colombia

In connection with entering into a Colombian Peso (“COP”) denominated credit facility in October 2014 (the “Colombian Credit Facility”), one of the Company’s Colombian subsidiaries entered into an interest rate swap agreement with certain of the lenders under the Colombian Credit Facility. This swap agreement matures on the earlier of termination of the underlying debt or April 24, 2021 and provides that the Company pay a fixed interest rate of 5.74% and receive variable interest at the three-month Inter-bank Rate (“IBR”) over the term of the agreement. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility.

The notional amount and fair value of the interest rate swap agreements were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Local	USD	Local	USD
South Africa (ZAR)
Notional	421,342	34,625	440,614	38,080
Fair Value	2,708	223	1,016	88
Colombia (COP)
Notional	97,500,000	37,716	100,000,000	41,798
Fair Value	(1,723,016)	(667)	(1,548,688)	(647)

As of June 30, 2015 and December 31, 2014, the South African agreements were in asset positions and were included in Notes receivable and other non-current assets on the condensed consolidated balance sheets, and the Colombian agreement was in a liability position and included in Other non-current liabilities on the condensed consolidated balance sheets.

In addition to the interest rate swap agreements, the Company was amortizing the settlement cost of a treasury rate lock as additional interest expense over the term of the 7.000% Notes. In connection with the redemption of the 7.000% Notes, the Company recognized $2.0 million of the remaining deferred loss on the settlement cost as a loss on retirement of long-term obligations in the condensed consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2015 and 2014, the interest rate swap agreements and treasury rate lock had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Three Months Ended June 30,	Gain(Loss) Recognized in OCI - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income - Effective Portion (1)	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2015	$639	$(2,248)	Interest Expense/ Loss on Retirement of Long-Term Obligations	N/A	N/A
2014	$226	$(670)	Interest Expense	N/A	N/A

During the six months ended June 30, 2015 and 2014, the interest rate swap agreements and treasury rate lock had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Six Months Ended June 30,	Gain(Loss) Recognized in OCI - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income - Effective Portion (1)	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2015	$(354)	$(2,659)	Interest Expense/ Loss on Retirement of Long-Term Obligations	N/A	N/A
2014	$(361)	$(1,639)	Interest Expense	N/A	N/A

(1)	For each of the three and six months ended June 30, 2015, the Company reclassified $2.0 million from Accumulated other comprehensive loss into Loss on retirement of long-term obligations in connection with the redemption of the 7.000% Notes and the write-off of the deferred loss on the settlement of the treasury rate lock.

As of June 30, 2015, approximately $0.5 million of the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss was expected to be reclassified into earnings in the next 12 months.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	June 30, 2015
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$40,387		$40,387
Interest rate swap agreements		223		223
Liabilities:
Acquisition-related contingent consideration			$24,867	$24,867
Interest rate swap agreements		$667		$667

	December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$6,302		$6,302
Interest rate swap agreements		$88		$88
Liabilities:
Acquisition-related contingent consideration			$28,524	$28,524
Interest rate swap agreements		$647		$647

(1)	Consists of highly liquid investments with original maturities in excess of three months.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the Company estimated the value of all potential acquisition-related contingent consideration required payments to be between zero and $33.9 million. During the three months ended June 30, 2015 and 2014, the fair value of the contingent consideration changed as follows (in thousands):

	2015	2014
Balance as of April 1	$27,203	$31,342
Additions	117	406
Settlements	(2,327)	(674)
Change in fair value	—	(952)
Foreign currency translation adjustment	(126)	903

Balance as of June 30	$24,867	$31,025

During the six months ended June 30, 2015 and 2014, the fair value of the contingent consideration changed as follows (in thousands):

	2015	2014
Balance as of January 1	$28,524	$31,890
Additions	1,311	406
Settlements	(3,353)	(1,289)
Change in fair value	—	(370)
Foreign currency translation adjustment	(1,615)	388

Balance as of June 30	$24,867	$31,025

Items Measured at Fair Value on a Nonrecurring Basis

Assets Held and Used—The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the three and six months ended June 30, 2015 and 2014, the Company did not record any asset impairment charges.

Assets Held-for-Sale—During the six months ended June 30, 2014, based on a strategic review of the international rental and management segment and components of the network development services segment, the Company determined that its operations in Panama and its third-party structural analysis business were held-for-sale. The Company recorded an impairment charge of $4.1 million during the three and six months ended June 30, 2014 to write down the intangibles and goodwill to fair value. The impairment charge was recorded in Other operating expenses in the accompanying condensed consolidated statements of operations and the adjustment was determined by comparing the estimated net proceeds from sale of assets or the projected future discounted cash flows to be provided from the long-lived assets (calculated using Level 3 inputs) to the asset’s carrying value.

There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2015.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2015 and December 31, 2014 included cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2015, the carrying value and fair value of long-term obligations, including the current portion, were $16.2 billion and $16.5 billion, respectively, of which

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$9.9 billion was measured using Level 1 inputs and $6.6 billion was measured using Level 2 inputs. As of December 31, 2014, the carrying value and fair value of long-term obligations, including the current portion, were $14.6 billion and $15.0 billion, respectively, of which $9.7 billion was measured using Level 1 inputs and $5.3 billion was measured using Level 2 inputs.

8.    Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss for the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of April 1, 2015	$(2,082)	$(2,031)	$(1,201,747)	$(1,205,860)
Other comprehensive income (loss) before reclassifications, net of tax	569	—	(25,441)	(24,872)
Amounts reclassified from accumulated other comprehensive loss, net of tax	180	2,031	—	2,211

Net current-period other comprehensive income (loss)	749	2,031	(25,441)	(22,661)

Balance as of June 30, 2015	$(1,333)	$—	$(1,227,188)	$(1,228,521)

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of April 1, 2014	$(1,970)	$(2,829)	$(267,611)	$(272,410)
Other comprehensive income before reclassifications, net of tax	325	—	20,622	20,947
Amounts reclassified from accumulated other comprehensive loss, net of tax	344	199	—	543

Net current-period other comprehensive income	669	199	20,622	21,490

Balance as of June 30, 2014	$(1,301)	$(2,630)	$(246,989)	$(250,920)

The changes in Accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2015	$(1,345)	$(2,231)	$(790,645)	$(794,221)
Other comprehensive loss before reclassifications, net of tax	(340)	—	(436,543)	(436,883)
Amounts reclassified from accumulated other comprehensive loss, net of tax	352	2,231	—	2,583

Net current-period other comprehensive income (loss)	12	2,231	(436,543)	(434,300)

Balance as of June 30, 2015	$(1,333)	$—	$(1,227,188)	$(1,228,521)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive (loss) income before reclassifications, net of tax	(455)	—	59,333	58,878
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,023	399	—	1,422

Net current-period other comprehensive income	568	399	59,333	60,300

Balance as of June 30, 2014	$(1,301)	$(2,630)	$(246,989)	$(250,920)

During each of the three and six months ended June 30, 2015, $2.0 million related to the deferred loss on the settlement of the treasury rate lock was reclassified from Accumulated other comprehensive loss into Loss on retirement of long-term obligations in connection with redemption of the 7.000% Notes. The remaining losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations and the associated tax effect of less than $0.1 million for each of the three and six months ended June 30, 2015 and 2014, respectively, is included in Income tax provision.

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

In 2013, the Company acquired MIP Tower Holdings LLC (“MIPT”), which had been organized and qualified as a REIT. The Company intends to file a tax election pursuant to which MIPT will no longer operate as a separate REIT for federal and state income tax purposes, effective July 25, 2015. In connection with this election, the Company expects to incur a one-time cash tax charge of approximately $92.5 million, based on preliminary calculations, in the second half of 2015.

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As of June 30, 2015 and December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $31.9 million. The amount of unrecognized tax benefits during the three and six months ended June 30, 2015 includes additions to the Company’s existing tax positions, partially offset by foreign currency fluctuations. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 14 to the Company’s consolidated financial statements included in the 2014 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $8.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded penalties and income tax-related interest expense during the three and six months ended June 30, 2015 of $0.6 million and $1.5 million, respectively, and during the three and six months ended June 30, 2014 of $1.9 million and $3.2 million, respectively. As of June 30, 2015 and December 31, 2014, the total amount of accrued income tax related interest and penalties included in Other non-current liabilities in the condensed consolidated balance sheets was $24.5 million and $24.9 million, respectively.

10.    Stock-Based Compensation

The Company recognized stock-based compensation expense during the three and six months ended June 30, 2015 of $24.0 million and $53.9 million, respectively, and stock-based compensation expense during the three and six months ended June 30, 2014 of $18.8 million and $43.4 million, respectively. The Company capitalized $0.6 million and $1.1 million of stock-based compensation expense as property and equipment during the three and six months ended June 30, 2015, respectively, and capitalized $0.4 million and $0.8 million of stock-based compensation expense as property and equipment during the three and six months ended June 30, 2014, respectively.

Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of June 30, 2015, the Company had the ability to grant stock-based awards with respect to an aggregate of 11.6 million shares of common stock under the 2007 Plan.

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

Stock Options—The Company’s option activity for the six months ended June 30, 2015 was as follows:

Number of Options
Outstanding as of January 1, 2015	6,508,435
Granted	2,004,100
Exercised	(221,703)
Forfeited	(93,021)
Expired	(1,475)

Outstanding as of June 30, 2015	8,196,336

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted during the six months ended June 30, 2015 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.

Key assumptions used to apply this pricing model are as follows:

Range of risk-free interest rate	1.32%-1.62%
Weighted average risk-free interest rate	1.62%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	21.09%-21.20%
Weighted average expected volatility of underlying stock price	21.09%
Range of expected annual dividend yield	1.50%-1.85%

The weighted average grant date fair value per share during the six months ended June 30, 2015 was $15.09. As of June 30, 2015, total unrecognized compensation expense related to unvested stock options was $39.3 million and is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2015 was as follows:

	RSUs	PSUs (1)
Outstanding as of January 1, 2015	1,758,817	—
Granted	692,340	23,379
Vested	(671,652)	—
Forfeited	(70,695)	—

Outstanding as of June 30, 2015	1,708,810	23,379

(1)	Represents the target number of shares issuable at the end of the three-year performance cycle attributable to the first year’s performance period.

Restricted Stock Units—As of June 30, 2015, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $100.0 million and is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Restricted Stock Units—During the six months ended June 30, 2015, the Company granted an aggregate of 70,135 PSUs to its executive officers and established the performance metric for this award. Threshold, target and maximum parameters were established for the metric for each year in the three-year performance period, and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200 percent of the target amount. At the end of the three-year performance period, the number of shares that are earned and vest will depend on the degree of achievement against the pre-established performance goal. PSUs that have been earned over the performance period will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment and will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually earned and vested. As the performance metric is tied to year-over-year growth and actual results for the metric will not be determined until the end of each respective fiscal year, the Company is unable to determine the annual target for the second and third years of the performance period for this award at this time. Accordingly, an aggregate of 46,756 PSUs granted on March 10, 2015 are not included in the table above. The grant date fair value per share of the PSUs for which terms have been established was $94.57.

During the three and six months ended June 30, 2015, the Company recorded $0.6 million and $0.7 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

established and are probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2015 was $1.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is one year.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the six months ended June 30, 2015, employee contributions were accumulated to purchase approximately 44,000 shares under the ESPP.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the six months ended June 30, 2015, which resulted in a fair value per share of $16.40, were as follows:

Approximate risk-free interest rate	0.06%
Expected life of shares	6 months
Expected volatility of underlying stock price over the option period	13.91%
Expected annual dividend yield	1.85%

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

Dividends on shares of the Series B Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors at an annual rate of 5.50% on the liquidation preference of $1,000.00 per share (and, correspondingly, $100.00 per share with respect to the depositary shares) on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2015 to, and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including, February 15, 2018. The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Series B Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series B Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

Series A Preferred Stock—The Company has 6,000,000 shares outstanding of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock” and, together with the Series B Preferred Stock, the “Mandatory Convertible Preferred Stock”).

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

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors at an annual rate of 5.25% on the liquidation preference of $100.00 per share, on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2014 to, and including, May 15, 2017.

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plans. During the six months ended June 30, 2015, the Company received an aggregate of $17.4 million in proceeds upon exercises of stock options and the ESPP.

Distributions—During the six months ended June 30, 2015, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 2, 2014	January 13, 2015	December 16, 2014	$0.38	$150.7
March 5, 2015	April 28, 2015	April 10, 2015	$0.42	$177.7
May 21, 2015	July 16, 2015	June 17, 2015	$0.44	$186.2

Series A Preferred Stock
December 2, 2014	February 16, 2015	February 1, 2015	$1.3125	$7.9
April 14, 2015	May 15, 2015	May 1, 2015	$1.3125	$7.9

Series B Preferred Stock
April 14, 2015	May 15, 2015	May 1, 2015	$11.1528	$15.3

The Company accrues distributions on unvested restricted stock units granted subsequent to January 1, 2012, which are payable upon vesting. As of June 30, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $3.6 million. During the six months ended June 30, 2015, the Company paid $1.2 million of distributions upon the vesting of restricted stock units.

To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.    Earnings Per Share

Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including shares issuable upon (i) the vesting of restricted stock awards, (ii) exercise of stock options and (iii) conversion of the Company’s Mandatory Convertible Preferred Stock. Dilutive common share equivalents also include the dilutive impact of the ALLTEL transaction (see note 13).

The Company uses the treasury stock method to calculate the effect of its outstanding restricted stock awards and stock options and uses the if-converted method to calculate the effect of its outstanding Mandatory Convertible Preferred Stock.

The following table sets forth basic and diluted net income per common share computational data for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to American Tower Corporation stockholders	$156,056	$234,431	$349,373	$436,930
Dividends on preferred stock	(26,782)	(4,375)	(36,601)	(4,375)

Net income attributable to American Tower Corporation common stockholders	129,274	230,056	312,772	432,555

Basic weighted average common shares outstanding	423,154	395,872	414,182	395,511
Dilutive securities	3,779	3,716	4,121	3,941

Diluted weighted average common shares outstanding	426,933	399,588	418,303	399,452

Basic net income attributable to American Tower Corporation common stockholders per common share	$0.31	$0.58	$0.76	$1.09

Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.30	$0.58	$0.75	$1.08

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock awards	—	3	—	1
Stock options	1,734	2,497	1,229	2,342
Preferred stock	17,349	3,733	13,364	1,877

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Obligations

Tenant Leases—As part of the Verizon Transaction, the Company entered into leases or subleases with Verizon with respect to 11,448 communications sites with an initial non-cancellable term of ten years. In addition, the Company assumed the rights under the tenant leases that were in place on such sites at the time of the transaction. At the time of the transaction, the total estimated future minimum rental receipts under the non-cancellable Verizon leases and assumed third-party leases was approximately $3.0 billion and was expected to be recognized over an average period of approximately 10 years.

Lease Obligations—In connection with the Verizon Transaction, the Company assumed the interest in and obligations under certain ground leases. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to the Consumer Price Index (CPI) or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the leases. Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. At the time of the transaction, the Company’s future minimum rental payments under non-cancellable operating leases, including certain renewal periods related to the Verizon communications sites, was approximately $2.2 billion and was expected to be recognized over an average period of approximately 17 years.

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

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,400 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s securitization transaction completed in March 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the sublease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2015, the Company has purchased an aggregate of 31 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is approximately $675.3 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.

ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $74.2 million as of June 30, 2015. At the expiration of the sublease, the purchase price would be payable in cash or, at Verizon Wireless’s or its assignee’s option, as applicable, with 769 shares of the Company’s common stock per tower, which would be valued at approximately $127.1 million in the aggregate based on the closing price at June 30, 2015.

Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available and records a liability for any potential outcome that is probable or more likely than not unfavorable if the liability is also reasonably estimable. On January 21, 2014, the Company received an income tax assessment in the amount of 22.6 billion Indian Rupees (approximately $369.0 million on the date of assessment), asserting tax liabilities arising out of a transfer pricing review of transactions by Essar Telecom Infrastructure Private Limited. The Company challenged the assessment before India’s Income Tax Appellate Tribunal, which issued a decision in the Company’s favor on April 15, 2015, finding, consistent with precedent from the Bombay High Court, that no income tax obligation arose as a result of the issuance of share capital. The tax authority has the right to appeal this decision in accordance with applicable Indian law.

14.    Acquisitions and Other Transactions

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including contingent consideration, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the six months ended June 30, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated in 2014 and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2014.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2015 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition, depending on its size and nature, may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2015 acquisitions and the Verizon Transaction on the Company’s revenues and gross margin for the three months ended June 30, 2015 was approximately $111.8 million and $54.0 million, respectively, and the estimated aggregate impact for the six months ended June 30, 2015 was approximately $116.3 million and $56.1 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Incremental amounts of segment selling, general, administrative and development expense have not been reflected, as the amounts attributable to transactions are not comparable.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received. Acquisition and merger related expenses may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate new businesses efficiently. The Company records acquisition and merger related expenses, as well as integration costs, in Other operating expenses in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2015 and 2014, the Company recorded the following acquisition and merger related expenses and integration costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition and merger related expenses (1)	$5,021	$4,854	$7,987	$14,606
Integration costs	$4,525	$3,217	$6,280	$5,686

(1)	Acquisition and merger related expenses for the six months ended June 30, 2015 do not reflect approximately $9.9 million of transaction costs related to the Verizon Transaction as these costs have been capitalized as part of the assets’ fair value.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Verizon Transaction

On March 27, 2015, the Company completed its acquisition of the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon for approximately $5.053 billion in cash pursuant to the Master Agreement entered into on February 5, 2015 and the related Master Prepaid Lease, Management Agreement, Sale Site Master Lease Agreement and MPL Site Master Lease Agreement, subject to certain post-closing adjustments.

The Company, through its wholly-owned subsidiary, leased or subleased from certain Verizon subsidiaries 11,285 communications sites, including the interest in the land, the tower and certain related improvements and tower related assets pursuant to the Master Prepaid Lease. Under the Master Prepaid Lease, the Company has the exclusive right to lease and operate the Verizon communications sites for a weighted average term of approximately 28 years and the Company will have the option to purchase the communications sites in various tranches at the end of the respective lease or sublease terms at a fixed amount stated in the sublease for such tranche plus the fair market value of certain alterations made to the related towers. The Company accounted for the payment with respect to the leased sites as a capital lease and the respective lease and non-lease elements related to tower assets and intangible assets, as described below. The total consideration allocated to this element of the overall transaction was $4.964 billion, which included approximately $9.9 million of transaction costs.

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

The Company funded the Verizon Transaction with (i) proceeds from its concurrent registered public offerings of its common stock and Series B Preferred Stock, (ii) borrowings under the Company’s revolving credit facilities and (iii) cash on hand.

The Company included the Verizon Transaction in the unaudited pro forma financial results included herein as if the capital lease began on January 1, 2014. Management relied on various estimates and assumptions due to the fact that Verizon did not operate the sites as a business and the sites were utilized primarily by Verizon as a component of its network infrastructure.

The following table summarizes the allocation of consideration transferred for the 11,285 communications sites under the Master Prepaid Lease (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 and represent the asset balances of the capital lease.

Current assets	$6,685
Non-current assets	167,315
Property and equipment	2,024,887
Intangible assets (1):
Customer-related intangible assets	1,788,574
Network location intangible assets	1,188,033
Current liabilities	(10,747)
Other non-current liabilities (2)	(200,530)

Fair value of consideration transferred (3)	$4,964,217

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Represents liabilities recorded for asset retirement obligations.
(3)	Includes approximately $9.9 million of transaction costs, which have been capitalized as part of the assets’ fair value, $7.1 million of which was paid during the six months ended June 30, 2015.

The acquisitions described below under “2015 Acquisitions” and “2014 Acquisitions” are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

2015 Acquisitions

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM pursuant to its previously announced agreement for a purchase price of approximately 1.9 billion BRL (approximately $644.3 million at the date of acquisition). Pursuant to the terms of the agreement, the remaining sites become available for purchase through October 2016. In connection with this closing, the amount of the letters of credit with Banco Santander was reduced to approximately 92.1 million BRL (approximately $29.7 million), corresponding to certain obligations related to the Company’s acquisition agreement.

Other International Acquisitions—During the six months ended June 30, 2015, the Company acquired a total of 18 communications sites and related assets in Brazil and Uganda for an aggregate purchase price of $2.6 million. Of the total purchase price, $1.9 million is reflected in Accounts payable in the condensed consolidated balance sheet as of June 30, 2015 and the remaining balance was satisfied with cash consideration and by the issuance of credits to be applied against trade accounts receivable. The purchase prices are subject to post-closing adjustments.

U.S. Acquisitions—During the six months ended June 30, 2015, the Company acquired a total of 194 communications sites and equipment, as well as three property interests, in the United States for an aggregate purchase price of $125.4 million (including $1.3 million for the estimated fair value of contingent consideration). Included in these sites are the 163 communications sites acquired as part of the Verizon Transaction, described above. The purchase prices are subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the purchase price for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheet as of June 30, 2015.

	TIM	Other International	U.S.
Current assets	$—	$—	$194
Non-current assets	—	—	985
Property and equipment	209,539	1,284	32,803
Intangible assets (1):
Customer-related intangible assets	304,367	822	47,408
Network location intangible assets	98,316	463	33,633
Current liabilities	—	—	(287)
Other non-current liabilities	(19,286)	(61)	(1,986)

Net assets acquired	592,936	2,508	112,750
Goodwill (2)	51,344	87	12,677

Fair value of net assets acquired	644,280	2,595	125,427
Debt assumed	—	—	—

Purchase Price	$644,280	$2,595	$125,427

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)	Goodwill was allocated to the Company’s rental and management segments. The Company expects goodwill recorded in its domestic rental and management segment will be deductible for tax purposes and goodwill recorded in its international rental and management segment will not be deductible for tax purposes.

2014 Acquisitions

BR Towers Acquisition—On November 19, 2014, the Company completed the acquisition of 100% of the equity interests of BR Towers. At closing, BR Towers owned 2,504 towers and four property interests, as well as the exclusive use rights for 2,113 additional towers and 43 property interests in Brazil. The Company completed the acquisition for an estimated preliminary purchase price of approximately $568.9 million, which was subsequently reduced to approximately $558.7 million during the six months ended June 30, 2015. In addition, the Company paid approximately $61.1 million to acquire all outstanding preferred equity and assumed approximately $261.1 million of BR Towers’ existing indebtedness. The Company has repaid approximately $137.9 million of principal balance subsequent to closing, including the repayment of $15.8 million during the six months ended June 30, 2015.

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities (“Richland”) for an aggregate purchase price of $189.4 million, which was subsequently reduced to $188.9 million during the six months ended June 30, 2015. In addition, the Company assumed $196.5 million of Richland’s existing indebtedness. In June 2014, the Company repaid the outstanding indebtedness, paid prepayment consideration and wrote-off the unamortized premium associated with the fair value adjustment.

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

Other U.S. Acquisitions—During the year ended December 31, 2014, the Company acquired 184 additional communications sites and equipment, as well as six property interests, in the United States for an aggregate purchase price of $180.8 million (including $6.3 million for the estimated fair value of contingent consideration). The purchase prices are subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the updated allocation of the purchase price for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets herein.

	BR Towers	Richland (1)	Other U.S.
Current assets	$32,075	$8,583	$332
Non-current assets	9,365	—	1,041
Property and equipment	133,930	154,899	38,092
Intangible assets (2):
Customer-related intangible assets	495,455	186,455	88,490
Network location intangible assets	136,692	3,409	38,470
Other intangible assets	32,123	—	—
Current liabilities	(23,930)	(3,635)	(1,997)
Other non-current liabilities	(101,892)	(2,922)	(1,675)

Net assets acquired	713,818	346,789	162,753
Goodwill (3)	167,097	44,128	18,069

Fair value of net assets acquired	880,915	390,917	180,822
Debt assumed (4)	(261,136)	(201,999)	—
Preferred stock outstanding	(61,056)	—	—

Purchase Price	$558,723	$188,918	$180,822

(1)	The allocation of the purchase price was finalized during the six months ended June 30, 2015.
(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years. Other intangible assets are amortized on a straight-line basis over the life of the lease, which is a period of 11 years.
(3)	Goodwill was allocated to the Company’s rental and management segments, and the Company expects goodwill recorded will be deductible for tax purposes except for goodwill associated with BR Towers, where goodwill is expected to be partially deductible.
(4)	Assumed BR Towers debt approximated fair value at the date of acquisition and included $11.5 million of current indebtedness. Assumed Richland debt included $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustments were based primarily on reported market values using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise noted, the following table summarizes the preliminary allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the consolidated balance sheets in the 2014 Form 10-K.

	BR Towers	Richland	Other U.S.
Current assets	$31,832	$8,583	$797
Non-current assets	9,135	—	—
Property and equipment	141,422	185,777	38,413
Intangible assets (1):
Customer-related intangible assets	495,279	169,452	89,990
Network location intangible assets	136,233	1,700	39,470
Other intangible assets	37,664	—	—
Current liabilities	(23,930)	(3,635)	(1,997)
Other non-current liabilities	(101,508)	(2,922)	(1,675)

Net assets acquired	726,127	358,955	164,998
Goodwill (2)	164,955	32,423	15,824

Fair value of net assets acquired	891,082	391,378	180,822
Debt assumed (3)	(261,136)	(201,999)	—
Preferred stock outstanding	(61,056)	—	—

Purchase Price	$568,890	$189,379	$180,822

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years. Other intangible assets are amortized on a straight-line basis over the life of the lease, which is a period of 11 years.
(2)	Goodwill was allocated to the Company’s rental and management segments, and the Company expects goodwill recorded will be deductible for tax purposes except for goodwill associated with BR Towers where goodwill is expected to be partially deductible.
(3)	Assumed BR Towers debt approximated fair value at the date of acquisition and included $11.5 million of current indebtedness. Richland debt assumed included $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustments were based primarily on reported market values using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Results

The following table presents the unaudited pro forma financial results as if the 2015 acquisitions, as well as the Verizon Transaction described above, had occurred on January 1, 2014 and the 2014 acquisitions had occurred on January 1, 2013 (in thousands, except per share data). The pro forma consolidated results do not reflect the impact of the acquisition in Nigeria described in note 16. Management relied on various estimates and assumptions due to the fact that some of the transactions never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result, historical operating results may not be available. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma revenues	$1,182,098	$1,173,563	$2,376,710	$2,311,108
Pro forma net income attributable to American Tower Corporation common stockholders	$129,460	$174,338	$273,838	$320,473
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.31	$0.41	$0.65	$0.76
Diluted net income attributable to American Tower Corporation common stockholders	$0.30	$0.41	$0.64	$0.75

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

A summary of the value of the Company’s contingent consideration is as follows (in thousands):

	Maximum potential value (1)	Estimated value at June 30, 2015 (2)	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
			Additions (3)	Settlements	Additions (3)	Settlements
Colombia	$27,344	$18,264	$—	$—	$—	$—
Costa Rica	175	175	—	(1,723)	—	(1,723)
Ghana	409	409	—	—	—	—
United States	6,019	6,019	117	(604)	1,311	(1,630)

Total	$33,947	$24,867	$117	$(2,327)	$1,311	$(3,353)

(1)	The maximum potential value is based on exchange rates at June 30, 2015. The minimum value could be zero.
(2)	Estimate is determined using a probability weighted average of expected outcomes as of June 30, 2015.
(3)	Based on preliminary acquisition accounting upon closing of certain acquisitions during the three and six months ended June 30, 2015.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For more information regarding contingent consideration, see note 7.

15.    Business Segments

The Company operates its business in three reportable segments, (i) domestic rental and management, (ii) international rental and management and (iii) network development services. The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which, as of June 30, 2015, consisted of the following:

•	Domestic: rental and management operations in the United States; and

•	International: rental and management operations in Brazil, Chile, Colombia, Costa Rica, Germany, Ghana, India, Mexico, Nigeria, Peru, South Africa and Uganda.

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

The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2014 Form 10-K. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the international rental and management segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the condensed consolidated statements of operations and condensed consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three Months Ended June 30, 2015	Domestic	International
	(in thousands)
Segment revenues	$802,841	$351,394	$1,154,235	$20,140		$1,174,375
Segment operating expenses (1)	182,172	131,723	313,895	8,075		321,970
Interest income, TV Azteca, net	—	2,662	2,662	—		2,662

Segment gross margin	620,669	222,333	843,002	12,065		855,067

Segment selling, general, administrative and development expense (1)	31,243	29,981	61,224	3,439		64,663

Segment operating profit	$589,426	$192,352	$781,778	$8,626		$790,404

Stock-based compensation expense					$24,045	24,045
Other selling, general, administrative and development expense					28,118	28,118
Depreciation, amortization and accretion					328,356	328,356
Other expense (2)					238,749	238,749

Income from continuing operations before income taxes						$171,136

Total assets	$19,383,596	$6,860,199	$26,243,795	$71,268	$154,662	$26,469,725

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $0.5 million and $23.6 million, respectively.
(2)	Other expense primarily includes interest expense and loss on retirement of long-term obligations.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three Months Ended June 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$659,743	$346,018	$1,005,761	$25,696		$1,031,457
Segment operating expenses (1)	126,340	136,501	262,841	8,981		271,822
Interest income, TV Azteca, net	—	2,662	2,662	—		2,662

Segment gross margin	533,403	212,179	745,582	16,715		762,297

Segment selling, general, administrative and development expense (1)	28,313	34,472	62,785	2,326		65,111

Segment operating profit	$505,090	$177,707	$682,797	$14,389		$697,186

Stock-based compensation expense					$18,835	18,835
Other selling, general, administrative and development expense					15,006	15,006
Depreciation, amortization and accretion					245,427	245,427
Other expense (2)					174,457	174,457

Income from continuing operations before income taxes						$243,461

Total assets	$14,149,220	$6,466,380	$20,615,600	$58,611	$173,526	$20,847,737

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $0.5 million and $18.4 million, respectively.
(2)	Other expense primarily includes interest expense.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six Months Ended June 30, 2015	Domestic	International
	(in thousands)
Segment revenues	$1,520,721	$695,694	$2,216,415	$37,150		$2,253,565
Segment operating expenses (1)	315,204	257,516	572,720	13,319		586,039
Interest income, TV Azteca, net	—	5,258	5,258	—		5,258

Segment gross margin	1,205,517	443,436	1,648,953	23,831		1,672,784

Segment selling, general, administrative and development expense (1)	58,065	64,592	122,657	6,875		129,532

Segment operating profit	$1,147,452	$378,844	$1,526,296	$16,956		$1,543,252

Stock-based compensation expense					$53,906	53,906
Other selling, general, administrative and development expense					57,249	57,249
Depreciation, amortization and accretion					591,876	591,876
Other expense (2)					449,721	449,721

Income from continuing operations before income taxes						$390,500

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $1.1 million and $52.8 million, respectively.
(2)	Other expense primarily includes interest expense and loss on retirement of long-term obligations.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Six Months Ended June 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$1,295,522	$670,359	$1,965,881	$49,665		$2,015,546
Segment operating expenses (1)	247,849	265,455	513,304	18,783		532,087
Interest income, TV Azteca, net	—	5,257	5,257	—		5,257

Segment gross margin	1,047,673	410,161	1,457,834	30,882		1,488,716

Segment selling, general, administrative and development expense (1)	55,722	63,688	119,410	4,856		124,266

Segment operating profit	$991,951	$346,473	$1,338,424	$26,026		$1,364,450

Stock-based compensation expense					$43,439	43,439
Other selling, general, administrative and development expense					41,780	41,780
Depreciation, amortization and accretion					491,190	491,190
Other expense (2)					333,618	333,618

Income from continuing operations before income taxes						$454,423

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $1.0 million and $42.5 million, respectively.
(2)	Other expense primarily includes interest expense.

16.    Subsequent Events

Airtel Acquisition—On November 24, 2014, certain of the Company’s subsidiaries entered into a definitive agreement with certain of Bharti Airtel Limited’s subsidiaries (“Airtel”) for the sale of over 4,800 of Airtel’s communications sites in Nigeria. On July 1, 2015, the Company acquired 4,699 communications sites from Airtel for a purchase price of approximately $1.087 billion, including value added tax, of which $735.7 million was paid in July 2015, with the remainder to be paid prior to January 15, 2016. The purchase price is subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the purchase price for the Airtel acquisition based upon the estimated fair value at the date of acquisition (in thousands):

Airtel
Non-current assets	$37,994
Property and equipment	569,929
Intangible assets (1):
Customer-related intangible assets	145,731
Network location intangible assets	258,708
Other non-current liabilities	(8,056)

Net assets acquired	1,004,306
Goodwill (2)	82,731

Fair value of net assets acquired	1,087,037
Debt assumed	—

Purchase Price	$1,087,037

(1)	Customer-related intangible assets and network location intangible assets will be amortized on a straight-line basis over a period of up to 20 years.
(2)	The Company expects goodwill recorded in its international rental and management segment will not be deductible for tax purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of the 2014 Form 10-K, and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the six months ended June 30, 2015 and includes our domestic rental and management segment and our international rental and management segment. Through our network development services we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades. We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”).

On March 27, 2015, we significantly expanded our domestic portfolio by obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”). On July 1, 2015, we expanded our international footprint by acquiring 4,699 communications sites in Nigeria. Our communications real estate portfolio of 92,729 sites as of June 30, 2015, included 40,064 communications towers domestically, 52,211 communications towers internationally and 454 distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements.

The following table details the number of communications sites, excluding managed sites, we owned or operated as of June 30, 2015:

Country	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
United States	21,620	18,444	326
International:
Brazil	14,059	2,268	47
Chile	1,165	—	5
Colombia	2,971	706	1
Costa Rica	464	—	—
Germany	2,030	—	—
Ghana	2,067	—	12
India	13,883	—	23
Mexico	8,522	199	40
Peru	579	—	—
South Africa	1,918	—	—
Uganda	1,380	—	—

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.

We operate in three reportable segments: domestic rental and management, international rental and management and network development services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 15 to our condensed consolidated financial statements included herein). These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments and Income tax benefit (provision).

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

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the six months ended June 30, 2015 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2015, we expect to generate approximately $29 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. This expected revenue includes the impact of the tenant leases we entered into or assumed in connection with the Verizon Transaction. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our rental and management operations. During the six months ended June 30, 2015, loss of revenue from tenant lease cancellations or renegotiations represented approximately 2% of our rental and management operations revenues.

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

•

The deployment of advanced wireless technology across existing wireless networks will provide higher speed data services and further enable fixed broadband substitution. As a result, we expect our tenants to continue deploying additional equipment across their existing networks.

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

In emerging markets, such as Ghana, India, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, and advanced device penetration remains low. In more developed urban locations within these markets, early-stage data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as wireless data usage and smartphone penetration within their customer bases begin to accelerate.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of over 52,000 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

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

For more information regarding these measures, see “Non-GAAP Financial Measures” under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014 (in thousands, except percentages)

Revenue

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$802,841	$659,743	$143,098	22%	$1,520,721	$1,295,522	$225,199	17%
International	351,394	346,018	5,376	2%	695,694	670,359	25,335	4%

Total rental and management	1,154,235	1,005,761	148,474	15%	2,216,415	1,965,881	250,534	13%
Network development services	20,140	25,696	(5,556)	(22)%	37,150	49,665	(12,515)	(25)%

Total revenues	$1,174,375	$1,031,457	$142,918	14%	$2,253,565	$2,015,546	$238,019	12%

The increase in total revenues during the three and six months ended June 30, 2015 was primarily attributable to an increase in our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to new sites that we have constructed, leased or acquired since the beginning of the prior year period. Approximately $96.7 million and $100.9 million of the increase during the three and six months ended June 30, 2015, respectively, was attributable to revenues generated by the 11,448 communications sites included in the Verizon Transaction.

Three Months Ended June 30, 2015

Domestic rental and management segment revenue growth for the three months ended June 30, 2015 consisted of:

•	Revenue growth of approximately 14% attributable to the addition of the new sites from the Verizon Transaction;

•

Revenue growth from legacy sites of approximately 6%, which included approximately 5% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 1% from 857 new sites (excluding Verizon sites), as well as land interests under third-party sites, constructed or acquired since April 1, 2014; and

•	Revenue growth of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue growth for the three months ended June 30, 2015 consisted of:

•	Revenue growth of approximately 18% from 12,724 new sites constructed or acquired since April 1, 2014;

•

Revenue growth from legacy sites of approximately 9%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations;

•

A decrease of approximately 24% attributable to the negative impact from foreign currency translation, which included, among others, the negative impact of approximately 11% related to fluctuations in Brazilian Reais (“BRL”), approximately 4% related to fluctuations in Mexican Pesos (“MXN”) and approximately 3% related to fluctuations in Ghanaian Cedi (“GHS”); and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

Six Months Ended June 30, 2015

Domestic rental and management segment revenue growth for the six months ended June 30, 2015 consisted of:

•	Revenue growth of approximately 7% attributable to the addition of the new sites from the Verizon Transaction;

•

Revenue growth from legacy sites of approximately 7%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 2% from 970 new sites (excluding Verizon sites), as well as land interests under third-party sites, constructed, leased or acquired since January 1, 2014; and

•	Revenue growth of approximately 1% from the impact of straight-line lease accounting.

International rental and management segment revenue growth for the six months ended June 30, 2015 consisted of:

•	Revenue growth of approximately 15% from 13,293 new sites constructed or acquired since January 1, 2014;

•

Revenue growth from legacy sites of approximately 9%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations; and

•

A decrease of approximately 20% attributable to the negative impact from foreign currency translation, which included, among others, the negative impact of approximately 9% related to fluctuations in BRL, approximately 4% related to fluctuations in MXN and approximately 3% related to fluctuations in GHS.

The decrease in network development services segment revenue during the three and six months ended June 30, 2015 was primarily due to a decrease in structural engineering services.

Gross Margin

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$620,669	$533,403	$87,266	16%	$1,205,517	$1,047,673	$157,844	15%
International	222,333	212,179	10,154	5%	443,436	410,161	33,275	8%

Total rental and management	843,002	745,582	97,420	13%	1,648,953	1,457,834	191,119	13%
Network development services	12,065	16,715	(4,650)	(28)%	23,831	30,882	(7,051)	(23)%

Three Months Ended June 30, 2015

Domestic rental and management segment gross margin for the three months ended June 30, 2015 consisted of:

•	Gross margin growth of approximately 9% attributable to the addition of the new sites from the Verizon Transaction;

•	Gross margin growth from legacy sites of approximately 6%, primarily associated with the increase in revenue described above; and

•	Gross margin growth from new sites (excluding Verizon sites) of approximately 1%, primarily associated with the increase in revenue described above.

International rental and management segment gross margin for the three months ended June 30, 2015 consisted of:

•	Gross margin growth from new sites of approximately 18%, primarily associated with the increase in revenue described above;

•	Gross margin growth from legacy sites of approximately 14%, primarily associated with the increase in revenue described above;

•

A decrease of approximately 25% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 12% related to fluctuations in BRL, approximately 5% related to fluctuations in MXN and approximately 2% related to fluctuations in GHS; and

•	A decrease of approximately 2% from the impact of straight-line lease accounting.

Six Months Ended June 30, 2015

Domestic rental and management segment gross margin growth for the six months ended June 30, 2015 consisted of:

•	Gross margin growth of approximately 5% attributable to the addition of the new sites from the Verizon Transaction;

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue described above; and

•	Gross margin growth from new sites (excluding Verizon sites) of 2%, primarily associated with the increase in revenue described above.

International rental and management segment gross margin growth for the six months ended June 30, 2015 consisted of:

•	Gross margin growth from new sites of approximately 16%, primarily associated with the increase in revenue described above;

•	Gross margin growth from legacy sites of approximately 14%, primarily associated with the increase in revenue described above;

•

A decrease of approximately 21% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 9% related to fluctuations in BRL, approximately 4% related to fluctuations in MXN and approximately 3% related to fluctuations in GHS; and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

The decrease in network development services segment gross margin for the three and six months ended June 30, 2015 was primarily due to the decrease in revenue described above.

Selling, General, Administrative and Development Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$31,243	$28,313	$2,930	10%	$58,065	$55,722	$2,343	4%
International	29,981	34,472	(4,491)	(13)%	64,592	63,688	904	1%

Total rental and management	61,224	62,785	(1,561)	(2)%	122,657	119,410	3,247	3%
Network development services	3,439	2,326	1,113	48%	6,875	4,856	2,019	42%
Other	51,675	33,388	18,287	55%	110,096	84,262	25,834	31%

Total selling, general, administrative and development expense	$116,338	$98,499	$17,839	18%	$239,628	$208,528	$31,100	15%

The increases in selling, general, administrative and development expense (“SG&A”) were primarily due to increases in other SG&A.

The increase in domestic rental and management segment SG&A for the three and six months ended June 30, 2015 was primarily due to increased personnel costs, including additional costs associated with the Verizon Transaction.

The decrease in international rental and management segment SG&A for the three months ended June 30, 2015 was primarily due to the impacts of foreign currency fluctuations and was partially offset by increased personnel costs, including additional costs associated with acquisitions.

The increase in international rental and management segment SG&A for the six months ended June 30, 2015 was primarily due to the impact of increased personnel costs, including additional costs to support the growth of our business and was partially offset by decreases attributable to impacts of foreign currency fluctuations.

The increase in network development services segment SG&A for the three and six months ended June 30, 2015 was primarily due to increased personnel costs.

The increase in other SG&A for the three and six months ended June 30, 2015 was due to increases in corporate SG&A and stock-based compensation expense. The increase in corporate SG&A was primarily related to increased personnel costs. Corporate SG&A for the three and six months ended June 30, 2014 included the impact of the recovery of legal expenses and the reversal of a reserve associated with a non-recurring state tax item.

Operating Profit

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$589,426	$505,090	$84,336	17%	$1,147,452	$991,951	$155,501	16%
International	192,352	177,707	14,645	8%	378,844	346,473	32,371	9%

Total rental and management	781,778	682,797	98,981	14%	1,526,296	1,338,424	187,872	14%
Network development services	8,626	14,389	(5,763)	(40)%	16,956	26,026	(9,070)	(35)%

Domestic rental and management segment operating profit growth for the three and six months ended June 30, 2015 was primarily attributable to an increase in our domestic rental and management segment gross margin, partially offset by an increase in our domestic rental and management SG&A.

International rental and management segment operating profit growth for the three and six months ended June 30, 2015 was primarily attributable to an increase in our international rental and management segment gross margin. International rental and management segment operating profit growth for the three months ended June 30, 2015 was also positively impacted by a decrease in our international rental and management segment SG&A due to the impact of foreign currency fluctuations.

The decrease in network development services segment operating profit for the three and six months ended June 30, 2015 was primarily attributable to the decrease in network development services segment gross margin, as well as an increase in our network development services segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Depreciation, amortization and accretion	$328,356	$245,427	$82,929	34%	$591,876	$491,190	$100,686	20%

The increase in depreciation, amortization and accretion expense for the three and six months ended June 30, 2015 was primarily attributable to the depreciation, amortization and accretion expense associated with the acquisition, lease or construction of new sites since the beginning of the prior year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Other operating expenses	$17,449	$12,757	$4,692	37%	$25,223	$26,648	$(1,425)	(5)%

The increase in other operating expenses for the three months ended June 30, 2015 was primarily attributable to an aggregate increase in losses on sales or disposals of assets and impairments of $3.2 million and an increase in integration, acquisition and merger related expenses of $1.5 million.

The decrease in other operating expenses for the six months ended June 30, 2015 was primarily attributable to a decrease of $6.0 million in integration, acquisition and merger related expenses, partially offset by an aggregate increase of $4.6 million in losses on sales or disposals of assets and impairments.

Interest Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Interest expense	$148,507	$146,234	$2,273	2%	$296,441	$289,541	$6,900	2%

The increase in interest expense for the three months ended June 30, 2015 was primarily attributable to the increase of $2.1 billion in our average debt outstanding, partially offset by a decrease in the annualized weighted average cost of borrowing from 4.03% to 3.56%.

The increase in interest expense for the six months ended June 30, 2015 was primarily attributable to the increase of $1.1 billion in our average debt outstanding, partially offset by a decrease in the annualized weighted average cost of borrowing from 3.99% to 3.76%.

The weighted average contractual interest rate was 3.48% at June 30, 2015.

Loss on Retirement of Long-Term Obligations

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Loss on retirement of long-term obligations	$75,068	$1,284	$73,784	5,746%	$78,793	$1,522	$77,271	5,077%

During the three months ended June 30, 2015, we redeemed all of the outstanding 7.000% senior notes due 2017 (the “7.000% Notes”) and recorded a loss of $74.3 million, which included prepayment consideration, the remaining portion of unamortized deferred financing costs and the write-off of the remaining settlement cost of a treasury rate lock related to the 7.000% Notes. We also recorded a loss of $0.8 million due to the repayment of the Secured Tower Revenue Notes, Global Tower Series 2011-1, Class C, Secured Tower Revenue Notes, Global Tower Series 2011-2, Class C and Class F and Secured Tower Revenue Notes, Global Tower Series 2013-1, Class C and Class F (collectively, the “Existing GTP AP Notes”). The loss consisted of prepayment consideration, which was primarily offset by the write-off of the unamortized premium recorded in connection with the assumption of the Existing GTP AP Notes.

During the six months ended June 30, 2015, in addition to the items described above, we redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”) and recorded a loss of $3.7 million. The loss consisted of prepayment consideration and the remaining portion of the unamortized discount and deferred financing costs.

Other Expense

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Other expense	$2,129	$16,463	$(14,334)	(87)%	$56,632	$20,206	$36,426	180%

We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

During the three months ended June 30, 2015, we recorded net foreign currency losses of $38.8 million, of which $39.9 million was recorded in Accumulated other comprehensive income (loss) (“AOCI”) and approximately $1.1 million was recorded as a foreign currency gain in Other expense. We recorded $23.6 million of unrealized foreign currency losses in Other expense during the three months ended June 30, 2014.

During the six months ended June 30, 2015, we recorded net foreign currency losses of $364.2 million, of which $311.3 million was recorded in AOCI and $52.9 million was recorded in Other expense. We recorded $25.6 million of unrealized foreign currency losses in Other expense during the six months ended June 30, 2014.

Income Tax Provision

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Income tax provision	$13,956	$21,802	$(7,846)	(36)%	$37,828	$39,451	$(1,623)	(4)%
Effective tax rate	8.2%	9.0%			9.7%	8.7%

The decrease in the effective tax rate (“ETR”) for the three months ended June 30, 2015 was primarily attributable to the impact of one-time uncertain tax positions recorded during the three months ended June 30, 2014, partially offset by the impact of early retirement of long-term obligations recorded during the three months ended June 30, 2015.

The increase in ETR for the six months ended June 30, 2015 was primarily attributable to the impact of foreign currency translation and the impact of early retirement of long-term obligations recorded during the six months ended June 30, 2015. The increase was partially offset by one-time uncertain tax positions recorded during the six months ended June 30, 2014.

In 2013, we acquired MIP Tower Holdings LLC (“MIPT”), which had been organized and qualified as a REIT. We intend to file a tax election pursuant to which MIPT will no longer operate as a separate REIT for federal and state income tax purposes, effective July 25, 2015. In connection with this election, we expect to incur a one-time cash tax charge of approximately $92.5 million, based on preliminary calculations, in the second half of 2015.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”). In addition, we are able to offset income in certain taxable REIT subsidiaries (“TRSs”) and our QRSs by utilizing our net operating losses (“NOLs”), subject to specified limitations.

The ETR on income from continuing operations for the three and six months ended June 30, 2015 and 2014 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Net income	$157,180	$221,659	$(64,479)	(29)%	$352,672	$414,972	$(62,300)	(15)%
Income tax provision	13,956	21,802	(7,846)	(36)%	37,828	39,451	(1,623)	(4)%
Other expense	2,129	16,463	(14,334)	(87)%	56,632	20,206	36,426	180%
Loss on retirement of long-term obligations	75,068	1,284	73,784	5,746%	78,793	1,522	77,271	5,077%
Interest expense	148,507	146,234	2,273	2%	296,441	289,541	6,900	2%
Interest income	(4,404)	(2,281)	2,123	93%	(7,368)	(4,299)	3,069	71%
Other operating expenses	17,449	12,757	4,692	37%	25,223	26,648	(1,425)	(5)%
Depreciation, amortization and accretion	328,356	245,427	82,929	34%	591,876	491,190	100,686	20%
Stock-based compensation expense	24,045	18,835	5,210	28%	53,906	43,439	10,467	24%

Adjusted EBITDA	$762,286	$682,180	$80,106	12%	$1,486,003	$1,322,670	$163,333	12%

Three Months Ended June 30, 2015

The decrease in net income for the three months ended June 30, 2015 was primarily due to increases in depreciation, amortization and accretion expense, loss on retirement of long-term obligations and other SG&A, which were partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA for the three months ended June 30, 2015 was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $12.7 million, excluding the impact of stock-based compensation expense.

Six Months Ended June 30, 2015

The decrease in net income for the six months ended June 30, 2015 was primarily due to increases in depreciation, amortization and accretion expense, loss on retirement of long-term obligations, other expenses and other SG&A, which were partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA for the six months ended June 30, 2015 was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $20.7 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Six Months Ended June 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Net income	$157,180	$221,659	$(64,479)	(29)%	$352,672	$414,972	$(62,300)	(15)%
Real estate related depreciation, amortization and accretion	291,183	219,171	72,012	33%	520,011	436,189	83,822	19%
Losses from sale or disposal of real estate and real estate related impairment charges	6,775	559	6,216	1,112%	10,456	2,229	8,227	369%
Dividends on preferred stock	(26,782)	(4,375)	22,407	512%	(36,601)	(4,375)	32,226	737%
Adjustments for unconsolidated affiliates and noncontrolling interest	(5,856)	6,965	(12,821)	(184)%	(13,082)	9,411	(22,493)	(239)%

NAREIT FFO	$422,500	$443,979	$(21,479)	(5)%	$833,456	$858,426	$(24,970)	(3)%
Straight-line revenue	(35,541)	(33,148)	2,393	7%	(69,379)	(64,378)	5,001	8%
Straight-line expense	13,961	7,872	6,089	77%	22,725	17,350	5,375	31%
Stock-based compensation expense	24,045	18,835	5,210	28%	53,906	43,439	10,467	24%
Non-cash portion of tax (benefit) provision	(1,241)	5,120	(6,361)	(124)%	7,917	3,675	4,242	115%
Non-real estate related depreciation, amortization and accretion	37,173	26,256	10,917	42%	71,865	55,001	16,864	31%
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	5,297	3,176	2,121	67%	8,900	6,593	2,307	35%
Other expense (1)	2,129	16,463	(14,334)	(87)%	56,632	20,206	36,426	180%
Loss on retirement of long-term obligations	75,068	1,284	73,784	5,746%	78,793	1,522	77,271	5,077%
Other operating expenses (2)	10,674	12,198	(1,524)	(12)%	14,767	24,419	(9,652)	(40)%
Capital improvement capital expenditures	(19,849)	(17,225)	2,624	15%	(36,633)	(34,456)	2,177	6%
Corporate capital expenditures	(3,225)	(3,939)	(714)	(18)%	(5,537)	(9,162)	(3,625)	(40)%
Adjustments for unconsolidated affiliates and noncontrolling interest	5,856	(6,965)	12,821	184%	13,082	(9,411)	22,493	239%

AFFO	$536,847	$473,906	$62,941	13%	$1,050,494	$913,224	$137,270	15%

(1)	Primarily includes unrealized losses on foreign currency fluctuations.
(2)	Primarily includes acquisition related costs, integration costs, losses from sale of assets and impairment charges.

AFFO growth for the three and six months ended June 30, 2015 was primarily attributable to the increase in our operating profit and was partially offset by increases in corporate SG&A and dividends on preferred stock.

Liquidity and Capital Resources

The information in this section updates as of June 30, 2015 the “Liquidity and Capital Resources” section of the 2014 Form 10-K and should be read in conjunction with that report.

Overview

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.

The following table summarizes our liquidity as of June 30, 2015 (in thousands):

Available under our 2013 credit facility	$2,500,000
Available under our 2014 credit facility	20,000
Letters of credit	(10,752)

Total available under credit facilities, net	2,509,248
Cash and cash equivalents	274,702

Total liquidity	$2,783,950

In July 2015, we borrowed an additional $850.0 million under our multi-currency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), which we primarily used to fund our acquisition in Nigeria.

Summary cash flow information for the six months ended June 30, 2015 and 2014 is set forth below (in thousands).

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used for):
Operating activities	$1,036,460	$1,072,382
Investing activities	(6,079,440)	(836,805)
Financing activities	4,990,217	(249,232)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	13,973	3,038

Net decrease in cash and cash equivalents	$(38,790)	$(10,617)

We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. We may also repay or repurchase our existing indebtedness from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions. We intend to file a tax election pursuant to which MIPT will no longer operate as a separate REIT for federal and state income tax purposes, effective July 25, 2015 (see note 9 to our condensed consolidated financial statements included herein). In connection with this election, we expect to pay incremental cash taxes of approximately $92.5 million, based on preliminary calculations, in the second half of 2015.

As of June 30, 2015, we had total outstanding indebtedness of approximately $16.2 billion, with a current portion of $38.8 million. During the six months ended June 30, 2015, we generated sufficient cash flow from operations and financing activities to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operating activities during the year ending December 31, 2015, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of June 30, 2015, we had approximately $167.1 million of cash and cash equivalents held by our foreign subsidiaries, of which $55.9 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The $35.9 million decrease in cash provided by operating activities for the six months ended June 30, 2015 was primarily due to negative working capital items and higher cash interest costs, which have offset our year to date growth in Adjusted EBITDA of approximately $163.3 million. The primary factors impacting the decrease in cash provided by operating activities as compared to the six months ended June 30, 2014, include:

•	A decrease due to the non-recurrence of a 2014 value added tax refund of approximately $60.3 million;

•	A decrease in domestic capital contributions and tenant settlements received of approximately $51.5 million;

•	An increase of approximately $20.8 million in cash paid for interest; and

•	An increase of approximately $32.0 million in prepaid assets, primarily related to costs associated with our land lease management program.

Cash Flows from Investing Activities

Our significant investing activities during the six months ended June 30, 2015 are highlighted below:

•	We spent $5.060 billion, including approximately $7.1 million of transaction costs, for the Verizon Transaction.

•	We spent approximately $644.3 million for the acquisition of 4,176 communications sites from TIM Celular S.A. (“TIM”).

•

We spent $311.1 million for purchases of property and equipment and construction activities, including (i) $128.7 million of capital expenditures for discretionary capital projects, such as completion of the construction of approximately 1,588 communications sites and the installation of approximately eight shared generators domestically, (ii) $58.2 million spent to acquire land under our towers that was subject to ground agreements (including leases), (iii) $42.2 million of capital expenditures related to capital improvements primarily attributable to our communications sites and corporate capital expenditures primarily attributable to information technology improvements, (iv) $67.6 million for the redevelopment of existing communications sites to accommodate new tenant equipment and (v) $14.4 million of capital expenditures related to start-up capital projects primarily attributable to acquisitions and new market launches and costs that are contemplated in the business cases for these investments.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2015 total capital expenditures will be between $770 million and $870 million, as follows (in millions):

Discretionary capital projects (1)	$275	to	$315
Ground lease purchases	150	to	170
Capital improvements and corporate expenditures	105	to	115
Redevelopment	155	to	175
Start-up capital projects	85	to	95

Total capital expenditures	$770	to	$870

(1)	Includes the construction of approximately 2,750 to 3,250 communications sites.

Cash Flows from Financing Activities

For the six months ended June 30, 2015 and 2014, our significant financing transactions were as follows (in millions):

	Six Months Ended June 30,
	2015	2014
Proceeds from issuance of senior notes, net	$1,492.3	$769.6
Proceeds from issuance of common stock, net	2,440.3	—
Proceeds from issuance of preferred stock, net	1,337.9	583.3
Proceeds from borrowings on (repayment of) credit facilities, net	1,130.0	(1,158.0)
Proceeds from issuance of securitized notes	875.0	—
Proceeds from term loan	500.0	—
Repayment of securitized notes	(960.0)	—
Repayment of senior notes	(1,100.0)	—

In addition to the transactions noted above, we increased the availability under our credit facilities by an aggregate of $1.25 billion.

Refinancing of GTP Acquisition Partners Securitization. On May 29, 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of our wholly owned subsidiaries, repaid all amounts outstanding under the Existing GTP AP Notes, plus prepayment consideration and other costs and expenses related thereto, with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and together with the Series 2015-1 Notes, the “2015 Notes”). The 2015 Notes were issued by GTP Acquisition Partners pursuant to a Third Amended and Restated Indenture and related series supplements, each dated as of May 29, 2015 (collectively, the “Indenture”), between GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and The Bank of New York Mellon, as trustee. The Series 2015-1 Notes have an interest rate of 2.350%, an anticipated repayment date of June 15, 2020 and a final repayment date of June 15, 2045. The Series 2015-2 Notes have an interest rate of 3.482%, an anticipated repayment date of June 16, 2025 and a final repayment date of June 15, 2050.

Amounts due under the 2015 Notes will be paid solely from the cash flows generated from the operation of the 3,621 communications sites (the “Secured Sites”) owned by the GTP Entities. GTP Acquisition Partners is required to make monthly payments of interest on the 2015 Notes, commencing in July 2015. Subject to certain limited exceptions (described below), no payments of principal will be required to be made prior to June 15, 2020, which is the anticipated repayment date for the Series 2015-1 Notes.

The 2015 Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If prepayment occurs within 12 months of the anticipated repayment date with respect to the Series 2015-1 Notes, or 18 months of the anticipated repayment date with respect to the Series 2015-2 Notes, no prepayment consideration is due. If the Series 2015-1 Notes or the Series 2015-2 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the applicable series of the 2015 Notes and such series will begin to amortize on a monthly basis from excess cash flow.

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the Secured Sites and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

The Indenture includes covenants customary for notes issued in rated securitizations. Among other things, the GTP Entities are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Indenture also contains certain covenants that require GTP Acquisition Partners to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Indenture and other agreements related to the Secured Sites and allow the trustee reasonable access to the Secured Sites, including the right to conduct site investigations. Further, under the Indenture, GTP Acquisition Partners is required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service.

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

Dividends on shares of the Series B Preferred Stock are payable on a cumulative basis when, as and if declared by our Board of Directors at an annual rate of 5.50% on the liquidation preference of $1,000.00 per share (and, correspondingly, $100.00 per share with respect to the depositary shares) on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2015 to, and including, February 15, 2018. We may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Series B Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Series B Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

Mexican Loan. In May 2015, upon maturity of our 5.2 billion MXN-denominated unsecured bridge loan, we repaid the remaining outstanding principal balance of 3.9 billion MXN (approximately $251.2 million on the date of repayment) with cash on hand and borrowings under the 2013 Credit Facility.

2014 Credit Facility. During the six months ended June 30, 2015, we increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under our senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”) to $2.5 billion. Effective February 20, 2015, we received incremental commitments of $500.0 million, and as a result, have the ability to borrow up to $2.0 billion.

During the six months ended June 30, 2015, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. We primarily used the borrowings to fund a portion of the Verizon Transaction.

2013 Credit Facility. During the six months ended June 30, 2015, we increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2013 Credit Facility to $3.5 billion. Effective February 20, 2015, we received incremental commitments of $750.0 million, and as a result, have the ability to borrow up to $2.75 billion.

During the six months ended June 30, 2015, we borrowed an aggregate of $2.6 billion and repaid an aggregate of $2.3 billion of revolving indebtedness under the 2013 Credit Facility. We primarily used the borrowings to (i) fund a portion of the Verizon Transaction, (ii) fund the TIM acquisition and (iii) repay other indebtedness.

The 2014 Credit Facility and the 2013 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We maintain the ability to draw down and repay amounts under each of the credit facilities in the ordinary course.

2013 Term Loan. In October 2013, we entered into an unsecured term loan (the “2013 Term Loan”). During the six months ended June 30, 2015, the maximum Incremental Term Loan Commitments (as defined in the agreement) was increased to $1.0 billion. Effective February 20, 2015, we borrowed an additional $500.0 million under the 2013 Term Loan.

The key terms under the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan as of June 30, 2015 are as follows ($ in millions):

	Outstanding Balance	Undrawn LOC	Maturity Date		Current margin over LIBOR (2)	Current commitment fee (3)
2014 Credit Facility	$1,980	$7.5	January 31, 2020	(1)	1.250%	0.150%
2013 Credit Facility	$250	$3.2	June 28, 2018	(1)	1.250%	0.150%
2013 Term Loan	$2,000	N/A	January 3, 2019		1.250%	N/A

(1)	Subject to two optional renewal periods.
(2)	LIBOR means the London Interbank Offered Rate.
(3)	Fee on undrawn portion of the credit facility.

Amendments to Bank Facilities. During the six months ended June 30, 2015, we entered into amendment agreements with respect to the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan. After giving effect to these amendments, our permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.25 to 1.00 for the quarter ended June 30, 2015, (ii) 7.00 to 1.00 for the quarters ended September 30, 2015 and December 31, 2015 and (iii) 6.00 to 1.00 thereafter.

Redemption of Senior Notes. On February 11, 2015, we redeemed all of the outstanding 4.625% Notes, in accordance with the redemption provisions in the indenture, at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of approximately $613.6 million, including approximately $10.0 million in accrued and unpaid interest. On April 29, 2015, we redeemed all of the outstanding 7.000% Notes, in accordance with the redemption provisions in the indenture, at a price equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of approximately $571.7 million, including approximately $1.4 million in accrued and unpaid interest. Each redemption was funded with borrowings under our existing credit facilities and cash on hand. Upon completion of these redemptions, none of the 4.625% Notes or the 7.000% Notes remained outstanding.

2.800% Senior Notes and 4.000% Senior Notes Offering. On May 7, 2015, we completed a registered public offering of $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 (the “2.800%

Notes”) and $750.0 million aggregate principal amount of 4.000% senior unsecured notes due 2025 (the “4.000% Notes”). The net proceeds from this offering were approximately $1,480.1 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 2.800% Notes will mature on June 1, 2020 and bear interest at a rate of 2.800% per annum. The 4.000% Notes will mature on June 1, 2025 and bear interest at a rate of 4.000% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2015. Interest on the notes will accrue from May 7, 2015 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

We may redeem the notes at any time, in whole or in part, at the applicable redemption price. If we redeem the 2.800% Notes prior to May 1, 2020 or the 4.000% Notes prior to March 1, 2025, we will pay a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 2.800% Notes on or after May 1, 2020 or the 4.000% Notes on or after March 1, 2025, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and ratings decline, each as defined in the supplemental indenture, we may be required to repurchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the six months ended June 30, 2015, we received an aggregate of $17.4 million in proceeds upon exercises of stock options and from the ESPP.

Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.7 billion to our common stockholders, primarily subject to taxation as ordinary income.

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

We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A with a dividend rate of 5.25% and the Series B Preferred Stock, with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors.

During the six months ended June 30, 2015, we paid $1.3125 per share, or $7.9 million, to Series A preferred stockholders of record at the close of business on each of February 1, 2015 and May 1, 2015. During the six months ended June 30, 2015, we paid $11.1528 per share, or $15.3 million, to Series B preferred stockholders of record at the close of business on May 1, 2015.

In addition, in July 2015, we declared dividends of $1.3125 per share, or $7.9 million, payable on August 17, 2015 to Series A preferred stockholders of record at the close of business on August 1, 2015 and $13.75 per share, or $18.9 million, payable on August 17, 2015 to Series B preferred stockholders of record at the close of business on August 1, 2015.

During the six months ended June 30, 2015, we declared approximately $363.9 million in regular cash distributions to our common stockholders, which included our second quarter distribution of $0.44 per share (approximately $186.2 million) to common stockholders of record at the close of business on June 17, 2015.

We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of June 30, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $3.6 million. During the six months ended June 30, 2015, we paid $1.2 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations, reflecting discounts and premiums, as of June 30, 2015 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A (1)	500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (1)	1,300,000	March 15, 2023
American Tower Secured Revenue Notes, Series 2015-1 Notes (2)	350,000	June 15, 2020
American Tower Secured Revenue Notes, Series 2015-2 Notes (2)	525,000	June 16, 2025
Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C (3)	286,597	Various
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (4)	202,807	Various
BR Towers debentures (5)	105,776	October 15, 2023
Shareholder loans (6)	126,772	Various
South African facility (7)	68,315	March 31, 2020
Colombian credit facility (8)	75,432	April 24, 2021
Brazil credit facility	12,955	January 15, 2022
Other debt, including capital lease obligations	97,004	Various

Total American Tower subsidiary debt	3,650,658

American Tower Corporation debt:
2013 Credit Facility	250,000	June 28, 2018
2013 Term Loan	2,000,000	January 3, 2019
2014 Credit Facility	1,980,000	January 31, 2020
4.500% senior notes	999,688	January 15, 2018
3.40% senior notes	1,004,874	February 15, 2019
7.25% senior notes	297,530	May 15, 2019
2.800% Notes	748,265	June 1, 2020
5.050% senior notes	699,539	September 1, 2020
3.450% senior notes	646,634	September 15, 2021
5.900% senior notes	499,506	November 1, 2021
4.70% senior notes	699,047	March 15, 2022
3.50% senior notes	993,594	January 31, 2023
5.00% senior notes	1,010,351	February 15, 2024
4.000% Notes	744,339	June 1, 2025

Total American Tower Corporation debt	12,573,367

Total	$16,224,025

(1)	Issued in our March 2013 securitization transaction (the “2013 Securitization”). Maturity date reflects the anticipated repayment date.
(2)	Issued in the 2015 Securitization. Maturity date reflects the anticipated repayment date.
(3)	Assumed by us in connection with the acquisition of MIPT. Anticipated repayment dates begin March 15, 2017.
(4)	Assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017.
(5)	Assumed by us in connection with our acquisition of BR Towers S.A. Denominated in BRL.
(6)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in USD.
(7)	Denominated in South African Rand and amortizes through March 31, 2020.
(8)	Denominated in Colombian Pesos and amortizes through April 24, 2021.

In connection with the Verizon Transaction, effective March 27, 2015, we assumed the interest in and obligations under certain ground leases. At the time of the transaction, our future minimum rental payments under non-cancellable operating leases, including certain renewal periods related to the Verizon communications sites, was approximately $2.2 billion.

Additional information regarding our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified $25.0 million as Other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2015. We also classified $24.5 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2015.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of the 2014 Form 10-K, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the 2013 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial maintenance tests with which we and our restricted subsidiaries must comply related to (i) total leverage,

(ii) senior secured leverage and (iii) in the event that our debt ratings fall below investment grade, interest coverage, as set forth in the table below. As of June 30, 2015, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended June 30, 2015 ($ in billions)
	Ratio (1)	Additional Debt/Interest Expense Capacity Under Covenants (2)		Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.25:1.00 (4)	~ $5.8		~ $0.8

Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $5.6		~ $1.9

Interest Coverage Ratio (5)	Adjusted EBITDA to Interest Expense ≥ 2.50:1.00	~ $0.6	(6)	~ $1.6

(1)	Each component of the ratio as defined in the applicable loan agreement.
(2)	Assumes no change to Adjusted EBITDA.
(3)	Assumes no change to our existing debt levels.
(4)	The required ratio will be ≤ 7.00:1.00 for the quarters ended September 30, 2015 and December 31, 2015 and ≤ 6.00:1.00 thereafter.
(5)	Applies in the event that our debt ratings fall below investment grade.
(6)	Our interest expense for the 12 months ended June 30, 2015 was approximately $571.1 million.

The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

Any failure to comply with the financial maintenance tests and certain other covenants of the loan agreements for our credit facilities would not only prevent us from being able to borrow additional funds under these credit facilities, but would constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for these credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next 12 months will be sufficient to comply with these covenants.

Restrictions Under Agreements Relating to the 2015 Securitization, the 2013 Securitization and 2012 GTP Notes. The Indenture related to the 2015 Securitization, the loan agreement (the “Loan Agreement”) related to the 2013 Securitization and the indenture governing the Secured Tower Cellular Site Revenue Notes, Series 2012-1 and Series 2012-2 (the “2012 GTP Notes”) issued by GTP Cellular Sites, LLC (“GTP Cellular Sites”), include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “AMT Asset Subs”) and GTP Cellular Sites are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes, the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”) or the 2012 GTP Notes (as applicable), which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners, the AMT Asset Subs or GTP Cellular Sites, as applicable, which can then be distributed to, and used by, us. As of June 30, 2015, $109.2 million held in such reserve accounts was classified as restricted cash.

In order to distribute any excess cash flow to us, GTP Acquisition Partners, the AMT Asset Subs and GTP Cellular Sites must maintain a specified debt service coverage ratio (“DSCR”), generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes, the Loan or the 2012 GTP Notes, as applicable, that will be outstanding on the payment date following such date of determination. During an “amortization period” all excess cash flow and any amounts then in the reserve accounts accumulated due to the existence of a Cash Trap DSCR condition would be applied to pay principal of the 2015 Notes, the Loan or the 2012 GTP Notes, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes, subclass of the Loan or series of the 2012 GTP Notes from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement.

Certain information with respect to each of the 2015 Securitization, the 2013 Securitization and the 2012 GTP Notes is set forth below.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Six Months Ended June 30, 2015	DSCR as of June 30, 2015	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	Tested Quarterly (2)	(3)(4)	$64.9 million (5)	7.17x	$156.6 million	$160.7 million

2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	Tested Quarterly (2)	(3)(6)	$359.2 million	10.66x	$449.9 million	$457.2 million

2012 GTP Notes	GTP Cellular Sites	Secured Tower Cellular Site Revenue Notes, Series 2012-1 and Series 2012-2	Tested Monthly (7)	(6)(8)	$9.0 million	2.55x	$16.4 million	$18.4 million

(1)	Based on the net cash flow of the applicable issuer or borrower as of June 30, 2015 and the expenses payable over the next 12 months on the 2015 Notes, the Loan or the 2012 GTP Notes, as applicable.
(2)	A Cash Trap DSCR condition commences if the DSCR is equal to or below 1.30x. Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.
(3)	An amortization period commences if the DSCR is equal to or below 1.15x (the “Minimum DSCR”) at the end of any calendar quarter and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters.
(4)	No amortization period is triggered if the outstanding principal amount of a series has not been repaid in full on the applicable anticipated repayment date. However, in such event, additional interest will accrue on the unpaid principal balance of the applicable series, and such series will begin to amortize on a monthly basis from excess cash flow.
(5)	Includes amounts distributed pursuant to the Existing GTP AP Notes prior to the repayment on May 29, 2015.
(6)	An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until such principal has been repaid in full.
(7)	A Cash Trap DSCR condition commences if the DSCR is equal to or below 1.30x. Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar months.
(8)	An amortization period commences if the DSCR is equal to or below the Minimum DSCR at the end of any calendar month and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar months.

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners, the AMT Asset Subs or GTP Cellular Sites from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. With respect to the 2015 Notes and the 2012 GTP Notes, upon occurrence and during an event of default, the applicable trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes or the 2012 GTP Notes, as applicable, declare such series of 2015 Notes or 2012 GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners, the AMT Asset Subs or GTP Cellular Sites were to default on a series of the 2015 Notes, the Loan or the 2012 GTP

Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,621 Secured Sites, the 5,190 wireless and broadcast towers that secure the Loan or the 105 towers and 1,064 property interests that secure the 2012 GTP Notes, respectively, in which case we could lose such sites and the revenue associated with those assets.

As discussed above, we use our available liquidity and seek new sources of liquidity to repay or repurchase our outstanding indebtedness. In addition, in order to fund capital expenditures, future growth and expansion initiatives and satisfy our REIT distribution requirements, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements, pay preferred stock dividends or refinance our existing indebtedness.

In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2014 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.

For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2014 Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2014 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2015. We have made no material changes to the critical accounting policies described in the 2014 Form 10-K.

Accounting Standards Update

For a discussion of recent accounting standards updates, see note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of June 30, 2015 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and a weighted-average interest rate (in thousands, except percentages).

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate Debt	$11,579	$11,600	$166,841	$1,506,116	$1,533,120	$8,419,529	$11,648,785	$11,930,975
Average Interest Rate	6.61%	5.68%	4.51%	3.53%	5.05%	4.01%
Variable Rate Debt	$10,668	$27,540	$34,680	$286,849	$2,113,490	$2,090,191	$4,563,418	$4,563,418
Average Interest Rate (1)	8.95%	8.81%	8.74%	2.37%	1.72%	1.80%

Interest Rate Swaps	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Notional Amount	$3,934	$10,198	$12,923	$13,319	$14,110	$17,857	$72,341	$(444)
Fixed Rate Debt Rate (2)							10.25%

(1)	Based on rates effective as of June 30, 2015.
(2)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

Interest Rate Risk

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $72.3 million, interest rates ranging from 5.74% to 7.83% and expiration dates through April 2021.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2015, was comprised of $1,980.0 million under the 2014 Credit Facility, $250.0 million under the 2013 Credit Facility, $2,000.0 million under the 2013 Term Loan, $70.9 million under the Uganda loan, $33.7 million under the South African facility after giving effect to our interest rate swap agreements, $37.7 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $105.8 million under the BR Towers debentures and $13.0 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $4.0 million of interest expense for the six months ended June 30, 2015.

See Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding our liquidity.

Foreign Currency Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of AOCI. We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of foreign currency fluctuations. For the six months ended June 30, 2015, approximately 31% of our revenues and approximately 36% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at June 30, 2015. As of June 30, 2015, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of June 30, 2015, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $53.7 million of unrealized gains or losses that would be included in Other expense in our condensed consolidated statements of operations for the six months ended June 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2015 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors discussed in Item 1A of the 2014 Form 10-K.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page Ex-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 29, 2015	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1

Supplemental Indenture No. 3, dated as of May 7, 2015, by and between American Tower Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 7, 2015, and incorporated herein by reference).

4.2

Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as obligors, and The Bank of New York Mellon, as trustee.

4.3	Series 2015-1 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015.

4.4	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-1