Form 10-Q
period 2015-09-30
AMERICAN TOWER CORP /MA/
filed 2015-10-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 22, 2015, there were 423,570,172 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
INDEX
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$287,404	$313,492
Restricted cash	137,926	160,206
Short-term investments	14,485	6,302
Accounts receivable, net	206,154	199,074
Prepaid and other current assets	282,068	264,793
Deferred income taxes	12,318	14,000
Total current assets	940,355	957,867
PROPERTY AND EQUIPMENT, net	9,806,190	7,590,112
GOODWILL	4,055,171	4,032,174
OTHER INTANGIBLE ASSETS, net	10,012,397	6,900,162
DEFERRED INCOME TAXES	200,885	253,186
DEFERRED RENT ASSET	1,123,009	1,030,707
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	788,781	567,724
TOTAL	$26,926,788	$21,331,932
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$99,590	$90,366
Accrued expenses	743,256	417,836
Distributions payable	196,833	159,864
Accrued interest	80,682	130,265
Current portion of long-term obligations	45,852	897,624
Unearned revenue	203,295	233,819
Total current liabilities	1,369,508	1,929,774
LONG-TERM OBLIGATIONS	16,981,556	13,711,084
ASSET RETIREMENT OBLIGATIONS	811,620	609,035
OTHER NON-CURRENT LIABILITIES	1,079,902	1,028,687
Total liabilities	20,242,586	17,278,580
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 and no shares issued and outstanding, respectively; aggregate liquidation value of $1,375,000	14	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 426,307,336 and 399,508,751 shares issued; and 423,497,310 and 396,698,725 shares outstanding, respectively	4,263	3,995
Additional paid-in capital	9,650,129	5,788,786
Distributions in excess of earnings	(995,932)	(837,320)
Accumulated other comprehensive loss	(1,832,903)	(794,221)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)
Total American Tower Corporation equity	6,617,891	3,953,560
Noncontrolling interest	66,311	99,792
Total equity	6,684,202	4,053,352
TOTAL	$26,926,788	$21,331,932
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Rental and management	$1,212,849	$1,011,119	$3,429,264	$2,977,000
Network development services	25,061	27,069	62,211	76,734
Total operating revenues	1,237,910	1,038,188	3,491,475	3,053,734
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Rental and management (including stock-based compensation expense of $396, $344, $1,218 and $1,059, respectively)	356,082	272,355	929,624	786,374
Network development services (including stock-based compensation expense of $99, $101, $336 and $343, respectively)	9,307	11,847	22,863	30,872
Depreciation, amortization and accretion	341,096	249,066	932,972	740,256
Selling, general, administrative and development expense (including stock-based compensation expense of $17,850, $17,824, $70,697 and $60,306, respectively)	114,832	108,909	354,460	317,437
Other operating expenses	15,668	11,204	40,891	37,852
Total operating expenses	836,985	653,381	2,280,810	1,912,791
OPERATING INCOME	400,925	384,807	1,210,665	1,140,943
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $40, $371, $780 and $1,112, respectively	2,993	2,661	8,251	7,918
Interest income	4,503	3,850	11,871	8,149
Interest expense	(149,787)	(143,212)	(446,228)	(432,753)
Gain (loss) on retirement of long-term obligations	—	2,969	(78,793)	1,447
Other expense (including unrealized foreign currency losses of $77,864, $36,998, $107,871 and $62,556, respectively)	(66,659)	(34,019)	(123,291)	(54,225)
Total other expense	(208,950)	(167,751)	(628,190)	(469,464)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	191,975	217,056	582,475	671,479
Income tax provision	(94,235)	(10,426)	(132,063)	(49,877)
NET INCOME	97,740	206,630	450,412	621,602
Net loss attributable to noncontrolling interest	5,259	963	1,960	22,921
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	102,999	207,593	452,372	644,523
Dividends on preferred stock	(26,781)	(7,700)	(63,382)	(12,075)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$76,218	$199,893	$388,990	$632,448
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.18	$0.50	$0.93	$1.60
Diluted net income attributable to American Tower Corporation common stockholders	$0.18	$0.50	$0.92	$1.58
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	423,375	396,243	417,280	395,758
Diluted	427,227	400,397	421,352	399,806
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.46	$0.36	$1.32	$1.02
See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$97,740	$206,630	$450,412	$621,602
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of taxes of ($9), ($7), ($18) and ($31), respectively	710	(519)	365	(856)
Reclassification of unrealized losses on cash flow hedges to net income, net of taxes of $20, $36, $66 and $132, respectively	158	542	2,771	2,085
Foreign currency translation adjustments, net of taxes of $(12,863), $(7,969), $(25,275) and $(8,333), respectively	(600,798)	(254,239)	(1,077,788)	(234,851)
Other comprehensive loss	(599,930)	(254,216)	(1,074,652)	(233,622)
Comprehensive (loss) income	(502,190)	(47,586)	(624,240)	387,980
Comprehensive loss attributable to noncontrolling interest	807	1,760	37,930	63,424
Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(501,383)	$(45,826)	$(586,310)	$451,404

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$450,412	$621,602
Adjustments to reconcile net income to cash provided by operating activities:
Stock-based compensation expense	72,251	61,708
Depreciation, amortization and accretion	932,972	740,256
Loss (gain) on early retirement of long-term obligations	78,793	(1,447)
Other non-cash items reflected in statements of operations	143,412	73,825
Increase in net deferred rent asset	(69,019)	(65,460)
Decrease in restricted cash	19,971	23,560
Increase in assets	(106,535)	(42,931)
Increase in liabilities	21,358	158,493
Cash provided by operating activities	1,543,615	1,569,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and construction activities	(518,018)	(723,353)
Payments for acquisitions, net of cash acquired	(1,616,205)	(324,936)
Payment for Verizon transaction	(5,058,895)	—
Proceeds from sale of assets, net of cash	—	15,464
Proceeds from sale of short-term investments and other non-current assets	1,002,214	453,396
Payments for short-term investments	(1,011,320)	(460,686)
Deposits, restricted cash and other	(2,053)	(63,295)
Cash used for investing activities	(7,204,277)	(1,103,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	8,282	—
Borrowings under credit facilities	5,727,831	785,000
Proceeds from issuance of senior notes, net	1,492,298	1,415,844
Proceeds from term loan	500,000	—
Proceeds from other long-term borrowings	—	3,033
Proceeds from issuance of securities in securitization transaction	875,000	—
Repayments of notes payable, credit facilities, senior notes and capital leases	(6,092,710)	(2,928,434)
Contributions from noncontrolling interest holders, net	4,449	5,446
Proceeds from stock options and stock purchase plan	29,324	47,938
Proceeds from the issuance of common stock, net	2,440,327	—
Proceeds from the issuance of preferred stock, net	1,337,946	583,105
Payment for early retirement of long-term obligations	(86,107)	(6,767)
Deferred financing costs and other financing activities	(30,314)	(32,129)
Purchase of noncontrolling interest	—	(64,822)
Distributions paid on common stock	(516,012)	(261,913)
Distributions paid on preferred stock	(57,866)	(8,138)
Cash provided by (used for) financing activities	5,632,448	(461,837)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	2,126	(2,322)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,088)	2,037
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,492	293,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$287,404	$295,613
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $5,206 AND $6,642, RESPECTIVELY)	$130,231	$52,379
CASH PAID FOR INTEREST	$472,079	$438,404
NON-CASH INVESTING AND FINANCING ACTIVITIES:
(DECREASE) INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES FOR PURCHASES OF PROPERTY AND EQUIPMENT AND CONSTRUCTION ACTIVITIES	$(6,703)	$16,070
PURCHASES OF PROPERTY AND EQUIPMENT UNDER CAPITAL LEASES	$19,870	$24,002
SETTLEMENT OF ACCOUNTS RECEIVABLE RELATED TO ACQUISITIONS	$735	$31,849
CONVERSION OF THIRD-PARTY DEBT TO EQUITY	$—	$7,750

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Non-controlling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2014	—	$—	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040
Stock-based compensation related activity	—	—	—	—	1,489,577	15	—	—	90,982	—	—	—	90,997
Issuance of common stock- stock purchase plan	—	—	—	—	43,589	1	—	—	2,898	—	—	—	2,899
Issuance of preferred stock	6,000,000	60	—	—	—	—	—	—	582,599	—	—	—	582,659
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(969)	—	113	(856)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	1,941	—	144	2,085
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(194,091)	—	(40,760)	(234,851)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	13,626	13,626
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(430)	(430)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(49,862)	—	—	(14,960)	(64,822)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(405,560)	—	(405,560)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(12,075)	—	(12,075)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	644,523	(22,921)	621,602
BALANCE, SEPTEMBER 30, 2014	6,000,000	$60	—	$—	399,207,516	$3,992	(2,810,026)	$(207,740)	$5,757,233	$(504,339)	$(854,579)	$(9,313)	$4,185,314

BALANCE, JANUARY 1, 2015	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352
Stock-based compensation related activity	—	—	—	—	904,645	9	—	—	79,878	—	—	—	79,887
Issuance of common stock- stock purchase plan	—	—	—	—	43,940	—	—	—	3,465	—	—	—	3,465
Issuance of common stock					25,850,000	259			2,440,068				2,440,327
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,932	—	—	—	1,337,946
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	377	—	(12)	365
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	2,728	—	43	2,771
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(1,041,787)	—	(36,001)	(1,077,788)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	5,105	5,105
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(656)	(656)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(560,993)	—	(560,993)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(49,991)	—	(49,991)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	452,372	(1,960)	450,412
BALANCE, SEPTEMBER 30, 2015	6,000,000	$60	1,375,000	$14	426,307,336	$4,263	(2,810,026)	$(207,740)	$9,650,129	$(1,832,903)	$(995,932)	$66,311	$6,684,202
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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”) and, therefore, is generally not subject to U.S. federal income taxes in that it receives a dividends paid deduction for distributions to stockholders that generally offsets the Company’s income and gains, including the income derived from leasing space on its towers. However, the Company remains obligated to pay income taxes on earnings from its taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, including those designated as direct or indirect qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”), continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted. As of September 30, 2015, the Company’s QRSs included its domestic tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its network development services segment and indoor DAS networks business.

On March 27, 2015, the Company significantly expanded its domestic portfolio by obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”). On July 1, 2015, the Company expanded into a new country by acquiring 4,699 communications sites in Nigeria.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of its financial position and results of operations for such periods have been included. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP and will become effective for the Company on January 1,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2018. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method and leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

In June 2014, the FASB issued stock-based compensation guidance, which requires a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The Company early adopted this guidance on a prospective basis during the nine months ended September 30, 2015, and it did not have a material effect on the Company’s financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. In August 2015, the FASB clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The update requires retrospective application and the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

In September 2015, the FASB issued new guidance on the accounting for measurement-period adjustments. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively. The effect on earnings as a result of the change to the provisional amounts is calculated as if the accounting had been completed as of the acquisition date. The update requires prospective application and the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

2.	Prepaid and Other Current Assets
Prepaid and other current assets consisted of the following as of (in thousands):

	September 30, 2015	December 31, 2014 (1)
Prepaid operating ground leases	$112,965	$88,053
Prepaid assets	41,294	23,848
Prepaid income tax	34,332	34,512
Unbilled receivables	31,878	25,352
Value added tax and other consumption tax receivables	20,727	23,228
Other miscellaneous current assets	40,872	69,800
Balance	$282,068	$264,793
 (1) December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

3.    Goodwill and Other Intangible Assets
The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Rental and Management		Network Development Services	Total
	Domestic	International
Balance as of January 1, 2015 (1)	$3,356,096	$674,090	$1,988	$4,032,174
Additions	19,677	145,431	—	165,108
Effect of foreign currency translation	—	(142,111)	—	(142,111)
Balance as of September 30, 2015	$3,375,773	$677,410	$1,988	$4,055,171

(1)	January 1, 2015 balances have been revised to reflect purchase accounting measurement period adjustments.
The Company’s other intangible assets subject to amortization consisted of the following as of (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		September 30, 2015			December 31, 2014 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (2)	Up to 20	$3,952,072	$(1,000,656)	$2,951,416	$2,513,788	$(901,903)	$1,611,885
Acquired customer-related intangibles	15-20	8,606,612	(1,666,473)	6,940,139	6,594,469	(1,429,572)	5,164,897
Acquired licenses and other intangibles	3-20	28,267	(5,333)	22,934	38,443	(3,514)	34,929
Economic Rights, TV Azteca	70	22,021	(11,331)	10,690	25,522	(12,960)	12,562
Total		$12,608,972	$(2,683,793)	$9,925,179	$9,172,222	$(2,347,949)	$6,824,273
Deferred financing costs, net (3)	N/A			87,218			75,889
Other intangible assets, net				$10,012,397			$6,900,162

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

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

The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2015, the remaining weighted average amortization period of the Company’s intangible assets, excluding deferred financing costs and the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2014 Form 10-K, was approximately 16 years. Amortization of intangible assets for the three and nine months ended September 30, 2015 was approximately $154.4 million and $412.5 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2014 was approximately $103.3 million and $307.5 million, respectively. Amortization expense excludes amortization of deferred financing costs, which is included in Interest expense on the condensed consolidated statements of operations. Based on current exchange rates, the Company expects to record amortization expense (excluding amortization of deferred financing costs) as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
2015 (remaining year)	$149.5
2016	594.7
2017	593.2
2018	592.0
2019	589.7
2020	572.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Accrued Expenses
Accrued expenses consisted of the following as of (in thousands):

	September 30, 2015	December 31, 2014 (1)
Acquisition liability (2)	$300,000	$—
Accrued property and real estate taxes	74,352	61,206
Accrued rent	54,686	34,074
Payroll and related withholdings	50,852	57,110
Accrued construction costs	22,030	46,024
Other accrued expenses	241,336	219,422
Balance	$743,256	$417,836
(1)    December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.
(2)    Represents the remaining liability related to the Airtel acquisition on July 1, 2015 (see note 14).

5.    Long-Term Obligations
Refinancing of GTP Acquisition Partners Securitization—On May 29, 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of the Company’s wholly owned subsidiaries, repaid all amounts outstanding under the Secured Tower Revenue Notes, Global Tower Series 2011-1, Class C, Secured Tower Revenue Notes, Global Tower Series 2011-2, Class C and Class F and Secured Tower Revenue Notes, Global Tower Series 2013-1, Class C and Class F (collectively, the “Existing GTP AP Notes”), plus prepayment consideration and other costs and expenses related thereto, with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and together with the Series 2015-1 Notes, the “2015 Notes”). During the nine months ended September 30, 2015, the Company recorded a loss on retirement of long-term obligations of $0.8 million, consisting of prepayment consideration, primarily offset by the write-off of the unamortized premium recorded in connection with the assumption of the Existing GTP AP Notes.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Indenture includes covenants customary for notes issued in rated securitizations. Among other things, the GTP Entities are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Indenture also contains certain covenants that require GTP Acquisition Partners to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Indenture and other agreements related to the Secured Sites and allow the trustee reasonable access to the Secured Sites, including the right to conduct site investigations. Further, under the Indenture, GTP Acquisition Partners is required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. The $16.0 million held in the reserve accounts as of September 30, 2015 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.

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

Brazil Credit Facility—In December 2014, one of the Company’s Brazilian subsidiaries entered into a 271.0 million BRL-denominated credit facility with BNDES, which matures on January 15, 2022 (the “Brazil Credit Facility”). The Brazilian subsidiary borrowed 40.0 million BRL (approximately $13.3 million on the date of borrowing) on May 18, 2015 and an additional 9.1 million BRL (approximately $2.5 million on the date of borrowing) on August 25, 2015. The Brazilian subsidiary maintains the ability to draw on the Brazil Credit Facility until December 30, 2016. The Brazil Credit Facility bears interest at a margin over the long-term interest rate, as defined by BNDES (“TJLP”), and the Special Clearance and Escrow System (“SELIC”) as follows (BRL in millions):

	Maximum Borrowing Amount	Contractual Interest Rate
Tranche A	BRL 34.8	TJLP + 4.25%
Tranche B	BRL 34.8	SELIC + 4.25%
Tranche C	BRL 200.0	6.00%
Tranche D	BRL 1.4	TJLP

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the Company had 49.8 million BRL (approximately $12.5 million) outstanding under the Brazil Credit Facility, including capitalized interest, and the weighted average interest rate on the borrowings was 11.2%.

Indian Working Capital Facility—In April 2013, one of the Company’s Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to exceed the Indian Rupee (“INR”) equivalent of $10.0 million through two separate facilities. Advances under one facility (“Facility A”) are payable on the earlier of demand or six months following the borrowing date and advances under the other facility (“Facility B”) are payable on the earlier of demand or 30 days following the borrowing date, with the option to extend for additional 30-day periods. The interest rate is determined at the time of advance by the bank. As of September 30, 2015, the Company had no amounts outstanding under Facility A and 530.0 million INR (approximately $8.1 million) outstanding under Facility B, with an interest rate of 10.0%. ATC India maintains the ability to draw down and repay amounts under the Indian Working Capital Facility in the ordinary course.

2014 Credit Facility—During the nine months ended September 30, 2015, the Company increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”) to $2.5 billion. Effective February 20, 2015, the Company received incremental commitments of $500.0 million, and as a result, has the ability to borrow up to $2.0 billion.

During the nine months ended September 30, 2015, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. The Company primarily used the borrowings to fund a portion of the Verizon Transaction.
2013 Credit Facility—During the nine months ended September 30, 2015, the Company increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2013 Credit Facility to $3.5 billion. Effective February 20, 2015, the Company received incremental commitments of $750.0 million, and as a result, has the ability to borrow up to $2.75 billion.

During the nine months ended September 30, 2015, the Company borrowed an aggregate of $3.6 billion and repaid an aggregate of $2.5 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to (i) fund a portion of the Verizon Transaction, (ii) fund the Company’s acquisition in Nigeria, (iii) fund the TIM Celular S.A. (“TIM”) acquisition and (iv) repay other indebtedness.
The 2014 Credit Facility and the 2013 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company maintains the ability to draw down and repay amounts under each of the credit facilities in the ordinary course.

Term Loan—In October 2013, the Company entered into an unsecured term loan (the “Term Loan”). During the nine months ended September 30, 2015, the Company increased the maximum Incremental Term Loan Commitments (as defined in the agreement), giving the Company the ability to increase commitments to an aggregate of $2.5 billion. Effective February 20, 2015, the Company borrowed an additional $500.0 million under the Term Loan.

The key terms under the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan as of September 30, 2015 are as follows ($ in millions):

	Outstanding Balance	Undrawn LOC	Maturity Date(1)	Current margin over LIBOR (3)	Current commitment fee (4)
2014 Credit Facility	$1,980	$7.5	January 31, 2020 (2)	1.250%	0.150%
2013 Credit Facility	$1,080	$3.2	June 28, 2018 (2)	1.250%	0.150%
Term Loan	$2,000	N/A	January 3, 2019	1.250%	N/A
(1)    In October 2015, the Company entered into amendment agreements, which, among other things, extended the maturity dates for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan to January 29, 2021, June 28, 2019 and January 29, 2021, respectively (see note 16).
(2)    Subject to two optional renewal periods.
(3)    LIBOR means the London Interbank Offered Rate.
(4)    Fee on undrawn portion of the credit facility.
Amendments to Bank Facilities—In February 2015, the Company entered into amendment agreements with respect to the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan. After giving effect to these amendments, the Company’s

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.00 to 1.00 for the quarters ended September 30, 2015 and December 31, 2015 and (ii) 6.00 to 1.00 thereafter. Effective October 28, 2015, the Company entered into additional amendment agreements to the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan (see note 16).

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

During the nine months ended September 30, 2015, the Company recorded a loss on retirement of long-term obligations of $74.3 million related to the redemption of the 7.000% Notes, and $3.7 million related to the redemption of the 4.625% Notes, each of which included prepayment consideration and the remaining portion of the unamortized discount and deferred financing costs, and with respect to the 7.000% Notes, the write-off of the unamortized portion of the settlement cost of a treasury rate lock. These redemptions were funded with borrowings under the Company’s existing credit facilities and cash on hand. Upon completion of these redemptions, none of the 4.625% Notes or the 7.000% Notes remained outstanding.

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

6.    Derivative Financial Instruments
Interest rate swap agreements—Certain of the Company’s foreign subsidiaries have entered into interest rate swap agreements, which have been designated as cash flow hedges, to manage exposure to variability in interest rates on debt. The notional amount and fair value of the interest rate swap agreements were as follows (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015		December 31, 2014
	Local	USD	Local	USD
South Africa (Rand)
Notional	404,478	29,194	440,614	38,080
Fair Value	3,205	231	1,016	88
Colombia (Colombian Peso)
Notional	96,250,000	30,830	100,000,000	41,798
Fair Value	858,788	275	(1,548,688)	(647)

As of September 30, 2015 the South African and Colombian agreements were in asset positions, and as of December 31, 2014, the South African agreements were in an asset position and the Colombian agreement was in a liability position. Asset positions were included in Notes receivable and other non-current assets and liability positions were included in Other non-current liabilities on the condensed consolidated balance sheets.

Embedded derivative—In connection with the acquisition of communications sites in Nigeria on July 1, 2015, the Company entered into a lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the US Consumer Price Index was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the condensed consolidated balance sheets.

Treasury rate lock—The Company was amortizing the settlement cost of a treasury rate lock as additional interest expense over the term of the 7.000% Notes. In connection with the redemption of the 7.000% Notes, the Company recognized $2.0 million of the remaining deferred loss on the settlement cost as a loss on retirement of long-term obligations in the condensed consolidated statements of operations.

During the three months ended September 30, 2015 and 2014, the interest rate swap agreements had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Three Months Ended September 30,	Gain(Loss) Recognized in OCI - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2015	$701	$(178)	Interest Expense	N/A	N/A

2014	$(526)	$(578)	Interest Expense	N/A	N/A
During the nine months ended September 30, 2015 and 2014, the interest rate swap agreements and treasury rate lock had the following impact on the Company’s condensed consolidated financial statements (in thousands):

Nine Months Ended September 30,	Gain(Loss) Recognized in OCI - Effective Portion	Gain(Loss) Reclassified from AOCI into Income - Effective Portion	Location of Gain(Loss) Reclassified from AOCI into Income- Effective Portion	Gain(Loss) Recognized in Income - Ineffective Portion	Location of Gain(Loss) Recognized in Income - Ineffective Portion
2015	$347	$(2,837)	Interest Expense/Loss on Retirement of Long-Term Obligations	N/A	N/A

2014	$(887)	$(2,217)	Interest Expense	N/A	N/A
As of September 30, 2015, approximately $0.1 million of the amount related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss was expected to be reclassified into earnings in the next 12 months.

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
Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value is as follows (in thousands):

	September 30, 2015
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$14,485		$14,485
Interest rate swap agreements		$506		$506
Embedded derivative in lease agreement			$14,564	$14,564
Liabilities:
Acquisition-related contingent consideration			$18,488	$18,488

	December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)		$6,302		$6,302
Interest rate swap agreements		$88		$88
Liabilities:
Acquisition-related contingent consideration			$28,524	$28,524
Interest rate swap agreements		$647		$647

(1)	Consists of highly liquid investments with original maturities in excess of three months.

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

Embedded Derivative in Lease Agreement
The fair value of the Company’s embedded derivative is determined using a discounted cash flow approach. This approach takes into consideration Level 3 unobservable inputs including expected future cash flows over the period in which the associated payment is expected to be received and applies a discount factor that captures uncertainties in the future periods associated with the expected payment.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any subsequent changes in fair value, using a discounted probability-weighted approach. This approach takes into consideration Level 3 unobservable inputs including probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation.
Changes in the unobservable inputs of Level 3 assets or liabilities could significantly impact the fair value of these assets or liabilities recorded in the accompanying condensed consolidated balance sheets, with the adjustments being recorded in the condensed consolidated statements of operations.
As of September 30, 2015, the Company estimated the value of all potential acquisition-related contingent consideration required payments to be between zero and $26.0 million. During the three months ended September 30, 2015 and 2014, the fair value of the contingent consideration changed as follows (in thousands):

	2015	2014
Balance as of July 1	$24,867	$31,025
Additions	—	106
Settlements	(3,408)	(209)
Change in fair value	99	(974)
Foreign currency translation adjustment	(3,070)	(1,794)
Other (1)	—	(730)
Balance as of September 30	$18,488	$27,424
During the nine months ended September 30, 2015 and 2014, the fair value of the contingent consideration changed as follows (in thousands):

	2015	2014
Balance as of January 1	$28,524	$31,890
Additions	1,311	512
Settlements	(6,761)	(1,498)
Change in fair value	99	(1,344)
Foreign currency translation adjustment	(4,685)	(1,406)
Other (1)	—	(730)
Balance as of September 30	$18,488	$27,424

(1)	In connection with the sale of operations in Panama in September 2014, the buyer assumed the Company’s potential obligations related to additional purchase price consideration.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three and nine months ended September 30, 2015 and 2014, the Company did not record any asset impairment charges.

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

There were no items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2015 and December 31, 2014 included cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2015, the carrying value and fair value of long-term obligations, including the current portion, were $17.0 billion and $17.3 billion, respectively, of which $9.9 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs. As of December 31, 2014, the carrying value and fair value of long-term obligations, including the current portion,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

were $14.6 billion and $15.0 billion, respectively, of which $9.7 billion was measured using Level 1 inputs and $5.3 billion was measured using Level 2 inputs.

8.	Accumulated Other Comprehensive Loss
The changes in Accumulated other comprehensive loss for the three months ended September 30, 2015 and 2014 were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Foreign Currency Items	Total
Balance as of July 1, 2015	$(1,333)	$(1,227,188)	$(1,228,521)
Other comprehensive income (loss) before reclassifications, net of tax	717	(605,244)	(604,527)
Amounts reclassified from accumulated other comprehensive loss, net of tax	145	—	145
Net current-period other comprehensive income (loss)	862	(605,244)	(604,382)
Balance as of September 30, 2015	$(471)	$(1,832,432)	$(1,832,903)

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of July 1, 2014	$(1,301)	$(2,630)	$(246,989)	$(250,920)
Other comprehensive loss before reclassifications, net of tax	(514)	—	(253,424)	(253,938)
Amounts reclassified from accumulated other comprehensive loss, net of tax	319	200	—	519
Net current-period other comprehensive (loss) income	(195)	200	(253,424)	(253,419)
Balance as of September 30, 2014	$(1,496)	$(2,430)	$(500,413)	$(504,339)

The changes in Accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2015	$(1,345)	$(2,231)	$(790,645)	$(794,221)
Other comprehensive loss before reclassifications, net of tax	377	—	(1,041,787)	(1,041,410)
Amounts reclassified from accumulated other comprehensive loss, net of tax	497	2,231	—	2,728
Net current-period other comprehensive income (loss)	874	2,231	(1,041,787)	(1,038,682)
Balance as of September 30, 2015	$(471)	$—	$(1,832,432)	$(1,832,903)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized Losses on Cash Flow Hedges	Deferred Loss on the Settlement of the Treasury Rate Lock	Foreign Currency Items	Total
Balance as of January 1, 2014	$(1,869)	$(3,029)	$(306,322)	$(311,220)
Other comprehensive loss before reclassifications, net of tax	(969)	—	(194,091)	(195,060)
Amounts reclassified from accumulated other comprehensive loss, net of tax	1,342	599	—	1,941
Net current-period other comprehensive income (loss)	373	599	(194,091)	(193,119)
Balance as of September 30, 2014	$(1,496)	$(2,430)	$(500,413)	$(504,339)

During the nine months ended September 30, 2015, $2.0 million related to the deferred loss on the settlement of the treasury rate lock was reclassified from Accumulated other comprehensive loss into Gain (loss) on retirement of long-term obligations in connection with redemption of the 7.000% Notes. The remaining losses on cash flow hedges have been reclassified into Interest expense in the accompanying condensed consolidated statements of operations and the associated tax effect of less than $0.1 million for each of the three and nine months ended September 30, 2015 and 2014 is included in Income tax provision.

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

In 2013, the Company acquired MIP Tower Holdings LLC (“MIPT”), which had been organized and qualified as a REIT. The Company filed a tax election pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes, effective July 25, 2015. In connection with this and related elections, the Company incurred a one-time cash tax charge of approximately $93.0 million and a one-time deferred income tax benefit of $5.4 million in the third quarter of 2015.
The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of September 30, 2015 and December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was approximately $26.5 million and $31.9 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2015 includes additions to the Company’s existing tax positions, offset by foreign currency fluctuations and the expiration of the statute of limitations in certain jurisdictions. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, as described in note 14 to the Company’s consolidated financial statements included in the 2014 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $5.1 million.
The Company recorded penalties and income tax-related interest expense during the three and nine months ended September 30, 2015 of $0.7 million and $2.3 million, respectively, and during the three and nine months ended September 30, 2014 of $1.8 million and $4.8 million, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during each of the three and nine months ended September 30, 2015 by $3.1 million and during each of the three and nine months ending September 30, 2014 by $1.4 million. As of September 30, 2015 and December 31, 2014, the total amount of accrued income tax related interest and penalties included in Other non-current liabilities in the condensed consolidated balance sheets was $19.4 million and $24.9 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock-Based Compensation
The Company recognized stock-based compensation expense during the three and nine months ended September 30, 2015 of $18.3 million and $72.3 million, respectively, and stock-based compensation expense during the three and nine months ended September 30, 2014 of $18.3 million and $61.7 million, respectively. The Company capitalized stock-based compensation expense of $0.5 million and $1.6 million during the three and nine months ended September 30, 2015, respectively, and $0.4 million and $1.2 million during the three and nine months ended September 30, 2014, respectively, as property and equipment.
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably over various periods, generally four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2015, the Company had the ability to grant stock-based awards with respect to an aggregate of 11.7 million shares of common stock under the 2007 Plan.
The Company’s Compensation Committee adopted a death, disability and retirement benefits program, which applies to equity awards granted on or after January 1, 2013 and provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, the Company recognizes compensation expense for stock options and RSUs over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant; and recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for such retirement benefits.
Stock Options—The Company’s option activity for the nine months ended September 30, 2015 was as follows:

Number of Options
Outstanding as of January 1, 2015	6,508,435
Granted	2,004,100
Exercised	(441,626)
Forfeited	(105,226)
Expired	(1,475)
Outstanding as of September 30, 2015	7,964,208

The fair value of each option granted during the nine months ended September 30, 2015 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below.

Key assumptions used to apply this pricing model are as follows:

Range of risk-free interest rate	1.32%-1.62%
Weighted average risk-free interest rate	1.62%
Expected life of option grants	4.5 years
Range of expected volatility of underlying stock price	21.09%-21.20%
Weighted average expected volatility of underlying stock price	21.09%
Range of expected annual dividend yield	1.50%-1.85%

The weighted average grant date fair value per share during the nine months ended September 30, 2015 was $15.09. As of September 30, 2015, total unrecognized compensation expense related to unvested stock options was $33.7 million and is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2015 was as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	RSUs	PSUs (1)
Outstanding as of January 1, 2015	1,758,817	—
Granted	692,340	23,379
Vested	(688,811)	—
Forfeited	(93,746)	—
Outstanding as of September 30, 2015	1,668,600	23,379

(1)	Represents the target number of shares issuable at the end of the three-year performance cycle attributable to the first year’s performance period.

Restricted Stock Units—As of September 30, 2015, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $87.4 million and is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units—During the nine months ended September 30, 2015, the Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers and established the performance metric for this award. Threshold, target and maximum parameters were established for the metric for each year in the three-year performance period, and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200 percent of the target amount. At the end of the three-year performance period, the number of shares that are earned and vest will depend on the degree of achievement against the pre-established performance goal. PSUs that have been earned over the performance period will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment and will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually earned and vested. As the performance metric is tied to year-over-year growth and actual results for the metric will not be determined until the end of each respective fiscal year, the Company is unable to determine the annual target for the second and third years of the performance period for this award at this time. Accordingly, an aggregate of 46,756 PSUs granted on March 10, 2015 are not included in the table above. The grant date fair value per share of the PSUs for which terms have been established was $94.57.

During the three and nine months ended September 30, 2015, the Company recorded $0.8 million and $1.5 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and are probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2015 was $1.3 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately one year.

Employee Stock Purchase Plan—The Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year. During the nine months ended September 30, 2015, employee contributions were accumulated to purchase approximately 66,000 shares under the ESPP.

Key assumptions used to apply the Black-Scholes pricing model for shares purchased through the ESPP during the nine months ended September 30, 2015, which resulted in a fair value per share of $16.40, were as follows:

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

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plans. During the nine months ended September 30, 2015, the Company received an aggregate of $29.3 million in proceeds upon exercises of stock options and from the ESPP.
Distributions—During the nine months ended September 30, 2015, the Company declared or paid the following cash distributions:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 2, 2014	January 13, 2015	December 16, 2014	$0.38	$150.7
March 5, 2015	April 28, 2015	April 10, 2015	$0.42	$177.7
May 21, 2015	July 16, 2015	June 17, 2015	$0.44	$186.2
September 10, 2015	October 7, 2015	September 23, 2015	$0.46	$194.8

Series A Preferred Stock
December 2, 2014	February 16, 2015	February 1, 2015	$1.3125	$7.9
April 14, 2015	May 15, 2015	May 1, 2015	$1.3125	$7.9
July 15, 2015	August 17, 2015	August 1, 2015	$1.3125	$7.9

Series B Preferred Stock
April 14, 2015	May 15, 2015	May 1, 2015	$11.1528	$15.3
July 15, 2015	August 17, 2015	August 1, 2015	$13.7500	$18.9

The Company accrues distributions on unvested restricted stock units granted subsequent to January 1, 2012, which are payable upon vesting. As of September 30, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $4.3 million. During the nine months ended September 30, 2015, the Company paid $1.2 million of distributions upon the vesting of restricted stock units.
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

The following table sets forth basic and diluted net income per common share computational data for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to American Tower Corporation stockholders	$102,999	$207,593	$452,372	$644,523
Dividends on preferred stock	(26,781)	(7,700)	(63,382)	(12,075)
Net income attributable to American Tower Corporation common stockholders	76,218	199,893	388,990	632,448
Basic weighted average common shares outstanding	423,375	396,243	417,280	395,758
Dilutive securities	3,852	4,154	4,072	4,048
Diluted weighted average common shares outstanding	427,227	400,397	421,352	399,806
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.18	$0.50	$0.93	$1.60
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.18	$0.50	$0.92	$1.58

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock awards	—	—	—	—
Stock options	1,996	1	1,472	2,255
Preferred stock	17,368	6,688	14,724	3,473

13.	Commitments and Contingencies
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

Lease Obligations—In connection with the Verizon Transaction, the Company assumed the interest in and obligations under certain ground leases.  Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to the Consumer Price Index or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the leases. Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases.  At the time of the transaction, the Company’s future minimum rental payments under non-cancellable operating leases, including certain renewal periods related to the Verizon communications sites, was approximately $2.2 billion and was expected to be recognized over an average period of approximately 17 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commitments

Verizon Transaction—On March 27, 2015, the Company entered into an agreement with various operating entities of Verizon that provides for the lease, sublease or management of 11,285 wireless communications sites from Verizon commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management right upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in each tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers.  The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,400 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s securitization transaction completed in March 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2015, the Company has purchased an aggregate of 31 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is approximately $691.7 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is approximately $74.7 million as of September 30, 2015. At the expiration of the sublease, the purchase price would be payable in cash or, at Verizon Wireless’s or its assignee’s option, as applicable, with 769 shares of the Company’s common stock per tower, which would be valued at approximately $119.8 million in the aggregate based on the closing price at September 30, 2015.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Acquisitions and Other Transactions
The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, which may include contingent consideration, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the condensed consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the nine months ended September 30, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated in 2014 and therefore retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the condensed consolidated balance sheet as of December 31, 2014.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2015 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2015 acquisitions and the Verizon Transaction on the Company’s revenues and gross margin for the three months ended September 30, 2015 was approximately $172.8 million and $76.8 million, respectively, and the estimated aggregate impact for the nine months ended September 30, 2015 was approximately $289.1 million and $132.9 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Incremental amounts of segment selling, general, administrative and development expense have not been reflected, as the amounts attributable to transactions are not comparable.

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

During the three and nine months ended September 30, 2015 and 2014, the Company recorded the following acquisition and merger related expenses and integration costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Acquisition and merger related expenses (1)	$8,587	$4,051	$16,574	$18,657
Integration costs	$5,938	$5,205	$12,218	$10,891

(1)
Acquisition and merger related expenses for the nine months ended September 30, 2015 do not reflect approximately $9.9 million of transaction costs related to the Verizon Transaction as these costs have been capitalized as part of the assets’ fair value.

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

In addition, the Company, through its wholly-owned subsidiary, acquired 163 communications sites. The Company accounted for these sites as a business combination and the purchase price of $99.0 million is reflected below in “2015 Acquisitions.”

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

The following table summarizes the allocation of consideration transferred for the 11,285 communications sites under the Master Prepaid Lease (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 and represent the asset balances of the capital lease.

Current assets	$6,079
Non-current assets	144,921
Property and equipment	2,044,900
Intangible assets (1):
Customer-related intangible assets	1,856,972
Network location intangible assets	1,172,622
Current liabilities	(10,747)
Other non-current liabilities (2)	(250,530)
Fair value of consideration transferred (3)	$4,964,217

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)	Primarily represents liabilities recorded for asset retirement obligations.

(3)	Includes approximately $9.9 million of transaction costs, which have been capitalized as part of the assets’ fair value, $5.6 million of which was paid during the nine months ended September 30, 2015.

The acquisitions described below under “2015 Acquisitions” and “2014 Acquisitions” are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2015 Acquisitions
Airtel Acquisition—On July 1, 2015, the Company acquired 4,699 communications sites in Nigeria from certain of Bharti Airtel Limited’s subsidiaries (“Airtel”), and subsequently acquired one additional site, pursuant to its previously announced agreement for a total purchase price of approximately $1.109 billion, including value added tax. Of this purchase price, $806.5 million was paid during the three months ended September 30, 2015, with the remainder to be paid prior to January 15, 2016. The purchase price is subject to post-closing adjustments.

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM pursuant to its previously announced agreement for a purchase price of approximately 1.9 billion BRL (approximately $644.3 million at the date of acquisition). On September 30, 2015, the Company acquired an additional 1,125 communications sites from TIM for an initial aggregate purchase price of 516.9 million BRL (approximately $130.9 million at the date of acquisition). The purchase prices are subject to post-closing adjustments. Pursuant to the terms of the agreement, the Company has the ability to purchase the remaining sites as they become available through October 2016.

Following these closings, the amount of the letters of credit with Banco Santander was reduced to approximately 47.8 million BRL (approximately $12.0 million), corresponding to certain obligations related to the Company’s acquisition agreement.

Other International Acquisitions—During the nine months ended September 30, 2015, the Company acquired a total of 399 communications sites and related assets in Brazil, India and Uganda for an aggregate purchase price of $16.2 million, which was satisfied with cash consideration and by the issuance of credits to be applied against trade accounts receivable. The purchase prices are subject to post-closing adjustments.
U.S. Acquisitions—During the nine months ended September 30, 2015, the Company acquired a total of 199 communications sites and equipment, as well as three property interests, in the United States for an aggregate purchase price of $128.7 million (including $1.3 million for the estimated fair value of contingent consideration). Included in these sites are the 163 communications sites acquired as part of the Verizon Transaction, described above. The purchase prices are subject to post-closing adjustments.
The following table summarizes the preliminary allocation of the purchase price for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying condensed consolidated balance sheet as of September 30, 2015.

	Airtel	TIM	Other International	U.S.
Current assets	$15,828	$—	$—	$179
Non-current assets	69,224	—	324	—
Property and equipment	414,065	259,945	8,762	30,554
Intangible assets (1):
Customer-related intangible assets	232,350	361,829	3,537	50,225
Network location intangible assets	309,902	117,084	3,178	31,464
Current liabilities	(4,246)	—	—	(336)
Other non-current liabilities	(12,507)	(24,338)	(333)	(3,040)
Net assets acquired	1,024,616	714,520	15,468	109,046
Goodwill (2)	84,035	60,696	700	19,677
Fair value of net assets acquired	1,108,651	775,216	16,168	128,723
Debt assumed	—	—	—	—
Purchase Price	$1,108,651	$775,216	$16,168	$128,723

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)
Goodwill was allocated to the Company’s rental and management segments. The Company expects goodwill recorded in its domestic rental and management segment will be deductible for tax purposes. The Company expects goodwill recorded in its international rental and management segment will not be deductible for tax purposes, except for in India, where goodwill is expected to be deductible.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2014 Acquisitions

BR Towers Acquisition—On November 19, 2014, the Company completed the acquisition of 100% of the equity interests of BR Towers. At closing, BR Towers owned 2,504 towers and four property interests, as well as the exclusive use rights for 2,113 additional towers and 43 property interests in Brazil. The Company completed the acquisition for an estimated preliminary purchase price of approximately $568.9 million, which was subsequently reduced to approximately $558.7 million during the nine months ended September 30, 2015. In addition, the Company paid approximately $61.1 million to acquire all outstanding preferred equity and assumed approximately $261.1 million of BR Towers’ existing indebtedness. As of September 30, 2015, the remaining balance of the debt assumed was $82.6 million.

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities (“Richland”) for an aggregate purchase price of $189.4 million, which was subsequently reduced to $188.9 million during the nine months ended September 30, 2015. In addition, the Company assumed $196.5 million of Richland’s existing indebtedness, which it repaid in June 2014.

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

	BR Towers	Richland (1)	Other U.S.
Current assets	$31,568	$8,583	$332
Non-current assets	9,365	—	1,041
Property and equipment	135,916	154,899	38,092
Intangible assets (2):
Customer-related intangible assets	495,151	186,455	88,490
Network location intangible assets	135,549	3,409	38,470
Other intangible assets	33,095	—	—
Current liabilities	(24,012)	(3,635)	(1,997)
Other non-current liabilities	(101,814)	(2,922)	(1,675)
Net assets acquired	714,818	346,789	162,753
Goodwill (3)	166,097	44,128	18,069
Fair value of net assets acquired	880,915	390,917	180,822
Debt assumed (4)	(261,136)	(201,999)	—
Preferred stock outstanding	(61,056)	—	—
Purchase Price	$558,723	$188,918	$180,822

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The allocation of the purchase price was finalized during the nine months ended September 30, 2015.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma revenues	$1,243,347	$1,262,421	$3,749,564	$3,739,837
Pro forma net income attributable to American Tower Corporation common stockholders	$76,489	$139,673	$356,060	$453,520
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.18	$0.33	$0.84	$1.08
Diluted net income attributable to American Tower Corporation common stockholders	$0.18	$0.33	$0.83	$1.07

Acquisition-Related Contingent Consideration

The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur.  In Colombia and Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In the United States, the Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a specified period of time.

A summary of the value of the Company’s contingent consideration is as follows (in thousands):

			Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Maximum potential value (1)	Estimated value at September 30, 2015 (2)	Additions (3)	Settlements	Change in Fair Value	Additions (3)	Settlements	Change in Fair Value
Colombia	$22,642	$15,123	$—	$—	$—	$—	$—	$—
Costa Rica	—	—	—	(175)	—	—	(1,898)	—
Ghana	577	577	—	—	99	—	—	99
United States	2,788	2,788	—	(3,233)	—	1,311	(4,863)	—
Total	$26,007	$18,488	$—	$(3,408)	$99	$1,311	$(6,761)	$99
(1)    The maximum potential value is based on exchange rates at September 30, 2015. The minimum value could be zero.
(2)    Estimate is determined using a probability weighted average of expected outcomes as of September 30, 2015.
(3)    Based on preliminary acquisition accounting upon closing of certain acquisitions during the three and nine months ended September 30, 2015.

For more information regarding contingent consideration, see note 7.

15.    Business Segments
The Company operates its business in three reportable segments, (i) domestic rental and management, (ii) international rental and management and (iii) network development services. The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s rental and management operations and is comprised of domestic and international segments, which, as of September 30, 2015, consisted of the following:

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three Months Ended September 30, 2015	Domestic	International
	(in thousands)
Segment revenues	$807,978	$404,871	$1,212,849	$25,061		$1,237,910
Segment operating expenses (1)	187,368	168,318	355,686	9,208		364,894
Interest income, TV Azteca, net	—	2,993	2,993	—		2,993
Segment gross margin	620,610	239,546	860,156	15,853		876,009
Segment selling, general, administrative and development expense (1)	31,374	34,737	66,111	3,730		69,841
Segment operating profit	$589,236	$204,809	$794,045	$12,123		$806,168
Stock-based compensation expense					$18,345	18,345
Other selling, general, administrative and development expense					27,141	27,141
Depreciation, amortization and accretion					341,096	341,096
Other expense (2)					227,611	227,611
Income from continuing operations before income taxes						$191,975
Total assets	$19,353,820	$7,361,511	$26,715,331	$70,006	$141,451	$26,926,788

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $0.5 million and $17.9 million, respectively.

(2)	Other expense primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Three Months Ended September 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$663,570	$347,549	$1,011,119	$27,069		$1,038,188
Segment operating expenses (1)	133,951	138,060	272,011	11,746		283,757
Interest income, TV Azteca, net	—	2,661	2,661	—		2,661
Segment gross margin	529,619	212,150	741,769	15,323		757,092
Segment selling, general, administrative and development expense (1)	30,955	33,441	64,396	3,020		67,416
Segment operating profit	$498,664	$178,709	$677,373	$12,303		$689,676
Stock-based compensation expense					$18,269	18,269
Other selling, general, administrative and development expense					23,669	23,669
Depreciation, amortization and accretion					249,066	249,066
Other expense (2)					181,616	181,616
Income from continuing operations before income taxes						$217,056
Total assets	$14,202,456	$6,190,104	$20,392,560	$40,903	$163,152	$20,596,615

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $0.4 million and $17.8 million, respectively.

(2)	Other expense primarily includes interest expense.

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine Months Ended September 30, 2015	Domestic	International
	(in thousands)
Segment revenues	$2,328,699	$1,100,565	$3,429,264	$62,211		$3,491,475
Segment operating expenses (1)	502,572	425,834	928,406	22,527		950,933
Interest income, TV Azteca, net	—	8,251	8,251	—		8,251
Segment gross margin	1,826,127	682,982	2,509,109	39,684		2,548,793
Segment selling, general, administrative and development expense (1)	89,439	99,329	188,768	10,605		199,373
Segment operating profit	$1,736,688	$583,653	$2,320,341	$29,079		$2,349,420
Stock-based compensation expense					$72,251	72,251
Other selling, general, administrative and development expense					84,390	84,390
Depreciation, amortization and accretion					932,972	932,972
Other expense (2)					677,332	677,332
Income from continuing operations before income taxes						$582,475

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $1.6 million and $70.7 million, respectively.

(2)	Other expense primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Rental and Management		Total Rental and Management	Network Development Services	Other	Total
Nine Months Ended September 30, 2014	Domestic	International
	(in thousands)
Segment revenues	$1,959,092	$1,017,908	$2,977,000	$76,734		$3,053,734
Segment operating expenses (1)	381,800	403,515	785,315	30,529		815,844
Interest income, TV Azteca, net	—	7,918	7,918	—		7,918
Segment gross margin	1,577,292	622,311	2,199,603	46,205		2,245,808
Segment selling, general, administrative and development expense (1)	86,677	97,129	183,806	7,876		191,682
Segment operating profit	$1,490,615	$525,182	$2,015,797	$38,329		$2,054,126
Stock-based compensation expense					$61,708	61,708
Other selling, general, administrative and development expense					65,449	65,449
Depreciation, amortization and accretion					740,256	740,256
Other expense (2)					515,234	515,234
Income from continuing operations before income taxes						$671,479

(1)	Segment operating expenses and segment selling, general, administrative and development expense exclude stock-based compensation expense of $1.4 million and $60.3 million, respectively.

(2)	Other expense primarily includes interest expense.

16.    Subsequent Events
Viom Transaction—On October 21, 2015, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (the “Purchaser”), entered into an agreement (the “Share Purchase Agreement”) with Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates approximately 42,200 wireless communications towers and 200 indoor distributed antenna systems in India, and certain existing Viom shareholders, including the current managing shareholder, SREI Infrastructure Finance Limited, several other minority shareholders and Tata Teleservices Limited (collectively, the “Selling Shareholders”), to acquire a controlling interest of approximately 51% of the outstanding common membership interests of Viom from the Selling Shareholders for cash consideration of approximately 76 billion INR (approximately $1,157 million based on a current estimated rate), subject to certain adjustments (the “Viom Transaction”). Consummation of the Viom Transaction is subject to certain conditions, including regulatory approval. The Viom Transaction is expected to close in mid-2016, and the Company anticipates that it will consolidate the full financial results for Viom.

On October 21, 2015, the Purchaser also entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and certain remaining Viom shareholders (collectively, the “Remaining Shareholders”). The Shareholders Agreement will become effective on the closing date of the Viom Transaction. The Shareholders Agreement provides that, among other things, the Remaining Shareholders will have certain governance, anti-dilution and contractual rights.  The Remaining Shareholders will have put options and the Purchaser will have a call option pursuant to the time periods and conditions outlined in the Shareholders Agreement.
Amendments to Bank Facilities—Effective October 28, 2015, the Company entered into amendment agreements to the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan, which, among other things, (i) extended the maturity dates to June 28, 2019, January 29, 2021 and January 29, 2021, respectively, and (ii) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $250 million to $300 million. All of the other material terms of the 2013 Credit Facility, the 2014 Credit Facility and Term Loan remain in full force and effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of the 2014 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our rental and management operations, which accounted for approximately 98% of our total revenues for the nine months ended September 30, 2015 and includes our domestic rental and management segment and our international rental and management segment. Through our network development services we offer tower-related services domestically, including site acquisition, zoning and permitting services and structural analysis services, which primarily support our site leasing business and the addition of new tenants and equipment on our sites, including in connection with provider network upgrades. We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”).
On March 27, 2015, we significantly expanded our domestic portfolio by obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,448 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”). On July 1, 2015, we expanded into a new country by acquiring 4,699 communications sites in Nigeria. Our communications real estate portfolio of 99,600 sites as of September 30, 2015 included 40,066 communications towers domestically, 59,069 communications towers internationally and 465 distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements.
On October 21, 2015, we signed a definitive agreement pursuant to which we expect to acquire a 51% ownership interest in Viom Networks Limited, a telecommunications infrastructure company that owns and operates approximately 42,200 wireless communications towers and 200 indoor distributed antenna systems in India (see note 16 to our condensed consolidated financial statements included herein).
The following table details the number of communications sites, excluding managed sites, we owned or operated as of September 30, 2015:

Country	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
United States	21,797	18,269	328
International:
Brazil	15,431	2,268	47
Chile	1,173		6
Colombia	2,970	706	1
Costa Rica	470
Germany	2,030
Ghana	2,084		14
India	14,618		25
Mexico	8,534	199	44
Nigeria	4,700
Peru	581
South Africa	1,917
Uganda	1,388

(1)	All of the communications sites we operate are held pursuant to long-term capital leases, including those subject to purchase options.
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
The majority of our tenant leases with wireless carriers have an initial non-cancellable term of ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our rental and management operations during the nine months ended September 30, 2015 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2015, we expect to generate approximately $30 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. This expected revenue includes the impact of the tenant leases we entered into or assumed in connection with the Verizon Transaction. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our rental and management operations. During the nine months ended September 30, 2015, loss of revenue from tenant lease cancellations or renegotiations represented approximately 2% of our rental and management operations revenues.

Demand Drivers.    We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless communications services and our ability to meet the corresponding incremental demand for our wireless real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk adjusted return on investment objectives. In a majority of our international markets, revenue often includes the reimbursement of direct costs such as ground rent or power and fuel costs.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of over 59,000 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.
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

We present AFFO for the three and nine months ended September 30, 2015 before the one-time cash charge incurred in connection with the tax election, pursuant to which one of our subsidiaries no longer operates as a separate REIT, as it is nonrecurring and we do not believe it is an indication of our operating performance.

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

Results of Operations
Three and Nine Months Ended September 30, 2015 and 2014 (in thousands, except percentages)

Revenue

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$807,978	$663,570	$144,408	22%	$2,328,699	$1,959,092	$369,607	19%
International	404,871	347,549	57,322	16%	1,100,565	1,017,908	82,657	8%
Total rental and management	1,212,849	1,011,119	201,730	20%	3,429,264	2,977,000	452,264	15%
Network development services	25,061	27,069	(2,008)	(7)%	62,211	76,734	(14,523)	(19)%
Total revenues	$1,237,910	$1,038,188	$199,722	19%	$3,491,475	$3,053,734	$437,741	14%

The increase in total revenues during the three and nine months ended September 30, 2015 was attributable to an increase in our rental and management segments, including organic revenue growth attributable to our legacy sites and revenue growth attributable to new sites that we have constructed, leased or acquired since the beginning of the prior year period. Approximately $97.4 million and $198.3 million of the increase during the three and nine months ended September 30, 2015, respectively, was attributable to revenues generated by the 11,448 communications sites included in the Verizon Transaction.

Three Months Ended September 30, 2015
Domestic rental and management segment revenue growth for the three months ended September 30, 2015 consisted of:

•	Revenue growth of approximately 14% attributable to the addition of the new sites from the Verizon Transaction;

•
Revenue growth from legacy sites of approximately 6%, which included approximately 5% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 1% from 518 new sites (excluding Verizon sites), as well as land interests under third-party sites, constructed or acquired since July 1, 2014; and

•	Revenue growth of approximately 1% from the impact of straight-line lease accounting.
International rental and management segment revenue growth for the three months ended September 30, 2015 consisted of:

•	Revenue growth of approximately 37% from 18,879 new sites constructed or acquired since July 1, 2014;

•
Revenue growth from legacy sites of approximately 10%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 4% attributable to contractual rent escalations, net of tenant lease cancellations; and

•
A decrease of approximately 31% attributable to the negative impact from foreign currency translation, which included, among others, the negative impact of approximately 16% related to fluctuations in Brazilian Reais (“BRL”), approximately 6% related to fluctuations in Mexican Pesos (“MXN”) and approximately 3% related to fluctuations in Colombian Pesos (“COP”).

Nine Months Ended September 30, 2015

Domestic rental and management segment revenue growth for the nine months ended September 30, 2015 consisted of:

•	Revenue growth of approximately 9% attributable to the addition of the new sites from the Verizon Transaction;

•
Revenue growth from legacy sites of approximately 7%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 1% attributable to contractual rent escalations, net of tenant lease cancellations;

•	Revenue growth of approximately 2% from 999 new sites (excluding Verizon sites), as well as land interests under third-party sites, constructed, leased or acquired since January 1, 2014; and

•	Revenue growth of approximately 1% from the impact of straight-line lease accounting.
International rental and management segment revenue growth for the nine months ended September 30, 2015 consisted of:

•	Revenue growth of approximately 22% from 20,244 new sites constructed or acquired since January 1, 2014;

•
Revenue growth from legacy sites of approximately 9%, which included approximately 6% primarily generated by new tenant leases and amendments to existing tenant leases and approximately 3% attributable to contractual rent escalations, net of tenant lease cancellations; and

•
A decrease of approximately 23% attributable to the negative impact from foreign currency translation, which included, among others, the negative impact of approximately 11% related to fluctuations in BRL, approximately 4% related to fluctuations in MXN and approximately 2% related to fluctuations in COP.

The decrease in network development services segment revenue during the three and nine months ended September 30, 2015 was primarily due to a decrease in structural engineering services.

Gross Margin

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$620,610	$529,619	$90,991	17%	$1,826,127	$1,577,292	$248,835	16%
International	239,546	212,150	27,396	13%	682,982	622,311	60,671	10%
Total rental and management	860,156	741,769	118,387	16%	2,509,109	2,199,603	309,506	14%
Network development services	15,853	15,323	530	3%	39,684	46,205	(6,521)	(14)%

Three Months Ended September 30, 2015

Domestic rental and management segment gross margin for the three months ended September 30, 2015 consisted of:

•	Gross margin growth of approximately 9% attributable to the addition of the new sites from the Verizon Transaction;

•	Gross margin growth from legacy sites of approximately 6%, primarily associated with the increase in revenue described above;

•	Gross margin growth from new sites (excluding Verizon sites) of approximately 1%, primarily associated with the increase in revenue described above; and

•	An increase of approximately 1% from the impact of straight-line lease accounting.
International rental and management segment gross margin for the three months ended September 30, 2015 consisted of:

•	Gross margin growth from new sites of approximately 31%, primarily associated with the increase in revenue described above;

•	Gross margin growth from legacy sites of approximately 12%, primarily associated with the increase in revenue described above;

•	An increase of approximately 1% from the impact of straight-line lease accounting; and

•
A decrease of approximately 31% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 17% related to fluctuations in BRL, approximately 6% related to fluctuations in MXN and approximately 2% related to fluctuations in COP.

Nine Months Ended September 30, 2015

Domestic rental and management segment gross margin growth for the nine months ended September 30, 2015 consisted of:

•	Gross margin growth of approximately 6% attributable to the addition of the new sites from the Verizon Transaction;

•	Gross margin growth from legacy sites of approximately 8%, primarily associated with the increase in revenue described above;

•	Gross margin growth from new sites (excluding Verizon sites) of 1%, primarily associated with the increase in revenue described above; and

•	An increase of approximately 1% from the impact of straight-line lease accounting.
International rental and management segment gross margin growth for the nine months ended September 30, 2015 consisted of:

•	Gross margin growth from new sites of approximately 22%, primarily associated with the increase in revenue described above;

•	Gross margin growth from legacy sites of approximately 13%, primarily associated with the increase in revenue described above;

•
A decrease of approximately 24% attributable to the negative impact from foreign currency translation, which includes, among others, the negative impact of approximately 12% related to fluctuations in BRL, approximately 5% related to fluctuations in MXN and approximately 2% related to fluctuations in COP; and

•	A decrease of approximately 1% from the impact of straight-line lease accounting.

Network development services segment gross margin for the three months ended September 30, 2015 remained relatively constant as compared to the three months ended September 30, 2014. The decrease in network development services segment gross margin for the nine months ended September 30, 2015 was primarily due to the decrease in revenue described above.

Selling, General, Administrative and Development Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$31,374	$30,955	$419	1%	$89,439	$86,677	$2,762	3%
International	34,737	33,441	1,296	4%	99,329	97,129	2,200	2%
Total rental and management	66,111	64,396	1,715	3%	188,768	183,806	4,962	3%
Network development services	3,730	3,020	710	24%	10,605	7,876	2,729	35%
Other	44,991	41,493	3,498	8%	155,087	125,755	29,332	23%
Total selling, general, administrative and development expense	$114,832	$108,909	$5,923	5%	$354,460	$317,437	$37,023	12%
The increase in domestic rental and management segment selling, general, administrative and development expense (“SG&A”) for the three and nine months ended September 30, 2015 was primarily due to increased personnel costs, including additional costs associated with the Verizon Transaction.
The increase in international rental and management segment SG&A for the three and nine months ended September 30, 2015 was primarily due to the impact of increased personnel costs to support the growth of our business, including recent operations in Nigeria, and was partially offset by decreases attributable to impacts of foreign currency fluctuations.
The increase in network development services segment SG&A for the three and nine months ended September 30, 2015 was primarily due to increased personnel costs.

The increase in other SG&A for the three and nine months ended September 30, 2015 was primarily due to increases in corporate SG&A and, additionally for the nine months ended September 30, 2015, an increase in stock-based compensation expense. Corporate SG&A for the three and nine months ended September 30, 2014 was favorably impacted by the recovery of legal expenses and, for the nine months ended September 30, 2014, the reversal of a reserve associated with a non-recurring state tax item.
Operating Profit

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Rental and management
Domestic	$589,236	$498,664	$90,572	18%	$1,736,688	$1,490,615	$246,073	17%
International	204,809	178,709	26,100	15%	583,653	525,182	58,471	11%
Total rental and management	794,045	677,373	116,672	17%	2,320,341	2,015,797	304,544	15%
Network development services	12,123	12,303	(180)	(1)%	29,079	38,329	(9,250)	(24)%

Domestic rental and management segment operating profit growth for the three and nine months ended September 30, 2015 was primarily attributable to an increase in our domestic rental and management segment gross margin.
International rental and management segment operating profit growth for the three and nine months ended September 30, 2015 was primarily attributable to an increase in our international rental and management segment gross margin.

The decrease in network development services segment operating profit for the three and nine months ended September 30, 2015 was primarily attributable to an increase in our network development services segment SG&A, as well as a decrease in network development services segment gross margin for the nine months ended September 30, 2015.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Depreciation, amortization and accretion	$341,096	$249,066	$92,030	37%	$932,972	$740,256	$192,716	26%

The increase in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2015 was primarily attributable to the depreciation, amortization and accretion expense associated with the acquisition, lease or construction of new sites since the beginning of the prior year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Other operating expenses	$15,668	$11,204	$4,464	40%	$40,891	$37,852	$3,039	8%

The increase in other operating expenses for the three months ended September 30, 2015 was primarily attributable to an increase in integration, acquisition and merger related expenses of $5.3 million, partially offset by a decrease in losses on sales or disposals of assets of $0.8 million.

The increase in other operating expenses for the nine months ended September 30, 2015 was primarily attributable to an aggregate increase of $3.8 million in losses on sales or disposals of assets and impairments, partially offset by a decrease of $0.8 million in integration, acquisition and merger related expenses.

Interest Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Interest expense	$149,787	$143,212	$6,575	5%	$446,228	$432,753	$13,475	3%

The increase in interest expense for the three months ended September 30, 2015 was primarily attributable to the increase of $2.9 billion in our average debt outstanding, partially offset by a decrease in the annualized weighted average cost of borrowing from 4.10% to 3.53%.

The increase in interest expense for the nine months ended September 30, 2015 was primarily attributable to the increase of $1.7 billion in our average debt outstanding, partially offset by a decrease in the annualized weighted average cost of borrowing from 4.05% to 3.73%.

The weighted average contractual interest rate was 3.39% at September 30, 2015.

(Gain) Loss on Retirement of Long-Term Obligations

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
(Gain) loss on retirement of long-term obligations	$—	$(2,969)	$(2,969)	(100)%	$78,793	$(1,447)	$(80,240)	(5,545)%

During the nine months ended September 30, 2015, we redeemed all of the outstanding 7.000% senior notes due 2017 (the “7.000% Notes”) and 4.625% senior notes due 2015 (the “4.625% Notes”) and recorded a loss of $74.3 million and $3.7 million, respectively, which included prepayment consideration, the remaining portion of unamortized deferred financing costs and, with respect to the 7.000% Notes, the write-off of the remaining settlement cost of a treasury rate lock. We also recorded a loss of $0.8 million due to the repayment of certain of the secured tower revenue notes that we assumed in connection with our acquisition of MIP Tower Holdings LLC (“MIPT”). This loss consisted of prepayment consideration, which was primarily offset by the write-off of the unamortized premium recorded in connection with the assumption of the notes.

During the three and nine months ended September 30, 2014, we repaid certain notes assumed in acquisitions and wrote off the unamortized premium associated with the fair value adjustments of such notes.  The resulting gain on retirement of long-term obligations during the nine months ended September 30, 2014 was partially offset by prepayment consideration paid during the period.

Other Expense

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Other expense	$66,659	$34,019	$32,640	96%	$123,291	$54,225	$69,066	127%

We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

During the three months ended September 30, 2015, we recorded net foreign currency losses of $495.4 million, of which $426.3 million was recorded in Accumulated other comprehensive income (loss) (“AOCI”) and approximately $69.1 million was recorded as foreign currency losses in Other expense. We recorded $34.3 million of net foreign currency losses in Other expense during the three months ended September 30, 2014.

During the nine months ended September 30, 2015, we recorded net foreign currency losses of $859.6 million, of which $737.6 million was recorded in AOCI and $121.9 million was recorded in Other expense. We recorded $56.6 million of net foreign currency losses in Other expense during the nine months ended September 30, 2014.

Income Tax Provision

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Income tax provision	$94,235	$10,426	$83,809	804%	$132,063	$49,877	$82,186	165%
Effective tax rate	49.1%	4.8%			22.7%	7.4%

In 2013, we acquired MIPT, which had been organized and qualified as a REIT. We filed a tax election, pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes, effective July 25, 2015. In connection with this and related elections, we incurred a one-time cash tax charge of approximately $93.0 million and a one-time deferred income tax benefit of $5.4 million in the three months ended September 30, 2015. The increase in the effective tax rate (“ETR”) for the three and nine months ended September 30, 2015 was primarily attributable to the impact of these items.

As a REIT, we may deduct earnings distributed to stockholders against the income generated in our qualified REIT subsidiaries or other disregarded entities of a REIT (collectively, “QRSs”). In addition, we are able to offset income in certain taxable REIT subsidiaries (“TRSs”) and our QRSs by utilizing our net operating losses (“NOLs”), subject to specified limitations.

 The ETR on income from continuing operations for the three and nine months ended September 30, 2015 and 2014 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

Net Income/Adjusted EBITDA

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Net income	$97,740	$206,630	$(108,890)	(53)%	$450,412	$621,602	$(171,190)	(28)%
Income tax provision	94,235	10,426	83,809	804%	132,063	49,877	82,186	165%
Other expense	66,659	34,019	32,640	96%	123,291	54,225	69,066	127%
(Gain) loss on retirement of long-term obligations	—	(2,969)	(2,969)	(100)%	78,793	(1,447)	(80,240)	(5,545)%
Interest expense	149,787	143,212	6,575	5%	446,228	432,753	13,475	3%
Interest income	(4,503)	(3,850)	653	17%	(11,871)	(8,149)	3,722	46%
Other operating expenses	15,668	11,204	4,464	40%	40,891	37,852	3,039	8%
Depreciation, amortization and accretion	341,096	249,066	92,030	37%	932,972	740,256	192,716	26%
Stock-based compensation expense	18,345	18,269	76	—%	72,251	61,708	10,543	17%
Adjusted EBITDA	$779,027	$666,007	$113,020	17%	$2,265,030	$1,988,677	$276,353	14%

Three Months Ended September 30, 2015

The decrease in net income for the three months ended September 30, 2015 was primarily due to increases in depreciation, amortization and accretion expense, income tax provision and other expenses, which were partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA for the three months ended September 30, 2015 was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $5.9 million, excluding the impact of stock-based compensation expense.

Nine Months Ended September 30, 2015

The decrease in net income for the nine months ended September 30, 2015 was primarily due to increases in depreciation, amortization and accretion expense, income tax provision, loss on retirement of long-term obligations, other expenses and other SG&A, which were partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA for the nine months ended September 30, 2015 was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $26.6 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)	Nine Months Ended September 30,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2015	2014			2015	2014
Net income	$97,740	$206,630	$(108,890)	(53)%	$450,412	$621,602	$(171,190)	(28)%
Real estate related depreciation, amortization and accretion	297,263	219,977	77,286	35%	817,274	656,166	161,108	25%
Losses from sale or disposal of real estate and real estate related impairment charges	1,200	626	574	92%	11,656	2,855	8,801	308%
Dividends on preferred stock	(26,781)	(7,700)	19,081	248%	(63,382)	(12,075)	51,307	425%
Adjustments for unconsolidated affiliates and noncontrolling interest	804	(4,049)	4,853	120%	(12,278)	5,362	(17,640)	(329)%
NAREIT FFO	$370,226	$415,484	$(45,258)	(11)%	$1,203,682	$1,273,910	$(70,228)	(6)%
Straight-line revenue	(38,798)	(31,942)	6,856	21%	(108,177)	(96,320)	11,857	12%
Straight-line expense	16,433	12,364	4,069	33%	39,158	29,714	9,444	32%
Stock-based compensation expense	18,345	18,269	76	—%	72,251	61,708	10,543	17%
Non-cash portion of tax provision	(6,085)	(6,177)	(92)	(1)%	1,832	(2,502)	4,334	173%
Non-real estate related depreciation, amortization and accretion	43,833	29,089	14,744	51%	115,698	84,090	31,608	38%
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7,292	(1,460)	8,752	599%	16,192	5,133	11,059	215%
Other expense (1)	66,659	34,019	32,640	96%	123,291	54,225	69,066	127%
(Gain) loss on retirement of long-term obligations	—	(2,969)	(2,969)	(100)%	78,793	(1,447)	(80,240)	(5,545)%
Other operating expenses (2)	14,468	10,578	3,890	37%	29,235	34,997	(5,762)	(16)%
Capital improvement capital expenditures	(22,202)	(15,845)	6,357	40%	(58,835)	(50,301)	8,534	17%
Corporate capital expenditures	(4,343)	(5,661)	(1,318)	(23)%	(9,880)	(14,823)	(4,943)	(33)%
Adjustments for unconsolidated affiliates and noncontrolling interest	(804)	4,049	(4,853)	(120)%	12,278	(5,362)	17,640	329%
MIPT one-time cash tax charge (3)	93,044	—	93,044	100%	93,044	—	93,044	100%
AFFO	$558,068	$459,798	$98,270	21%	$1,608,562	$1,373,022	$235,540	17%

(1)	Primarily includes unrealized losses on foreign currency fluctuations.

(2)	Primarily includes acquisition related costs, integration costs, losses from sale of assets and impairment charges.

(3)
As the one-time tax charge incurred in connection with the MIPT tax election is nonrecurring, we do not believe it is an indication of our operating performance and believe it is more meaningful to reflect AFFO excluding this impact. Accordingly, we present AFFO for the three and nine months ended September 30, 2015 before this charge.

AFFO growth for the three and nine months ended September 30, 2015 was primarily attributable to the increase in our operating profit and was partially offset by increases in dividends on preferred stock and corporate SG&A.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2015 the “Liquidity and Capital Resources” section of the 2014 Form 10-K and should be read in conjunction with that report.
Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes our liquidity as of September 30, 2015 (in thousands):

Available under our 2013 credit facility	$1,670,000
Available under our 2014 credit facility	20,000
Letters of credit	(10,752)
Total available under credit facilities, net	1,679,248
Cash and cash equivalents	287,404
Total liquidity	$1,966,652
Summary cash flow information for the nine months ended September 30, 2015 and 2014 is set forth below (in thousands).

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used for):
Operating activities	$1,543,615	$1,569,606
Investing activities	(7,204,277)	(1,103,410)
Financing activities	5,632,448	(461,837)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	2,126	(2,322)
Net (decrease) increase in cash and cash equivalents	$(26,088)	$2,037
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
As of September 30, 2015, we had total outstanding indebtedness of approximately $17.0 billion, with a current portion of $45.9 million. During the nine months ended September 30, 2015, we generated sufficient cash flow from operations and financing activities to fund our capital expenditures and debt service obligations, as well as our required REIT distributions. We believe the cash generated by operating activities during the year ending December 31, 2015, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures and debt service obligations (interest and principal repayments). As of September 30, 2015, we had approximately $202.6 million of cash and cash equivalents held by our foreign subsidiaries, of which $75.0 million was held by our joint ventures. Historically, it has not been our practice to repatriate cash from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.
Cash Flows from Operating Activities

Adjusted EBITDA growth of approximately $276.4 million was offset by higher working capital as well as higher cash taxes and interest costs, resulting in a $26.0 million decrease in cash provided by operating activities for the nine months ended September 30, 2015. The primary factors that impacted cash provided by operating activities as compared to the nine months ended September 30, 2014, include:

•	An increase of approximately $77.9 million in cash paid for taxes, driven primarily by the MIPT one-time cash tax charge of $93.0 million;

•	A decrease in capital contributions, tenant settlements and other prepayments of approximately $82.4 million;

•	An increase of approximately $33.7 million in cash paid for interest;

•	An increase of approximately $32.0 million in prepaid assets, primarily related to costs associated with our land lease management program; and

•	A decrease due to the non-recurrence of a 2014 value added tax refund of approximately $60.3 million.

Cash Flows from Investing Activities

Our significant investing activities during the nine months ended September 30, 2015 are highlighted below:

•	We spent $5.059 billion, including approximately $5.6 million of transaction costs, for the Verizon Transaction.

•	We spent approximately $775.2 million for the acquisition of 5,301 communications sites from TIM Celular S.A. (“TIM”).

•	We spent approximately $806.5 million for the acquisition of 4,700 communications sites from certain of Bharti Airtel Limited’s subsidiaries (“Airtel”).

•	We spent $518.0 million for purchases of property and equipment and construction activities, as follows (in millions):

Discretionary capital projects (1)	$200.1
Ground lease purchases	95.8
Capital improvements and corporate expenditures	68.7
Redevelopment	111.1
Start-up capital projects	42.3
Total capital expenditures	$518.0
(1) Includes the completion of the construction of approximately 2,357 communications sites and the installation of approximately 18 shared generators domestically.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt, as necessary, to reduce our net leverage to be within our long-term target range. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2015 total capital expenditures will be between $750 million and $800 million, as follows (in millions):

Discretionary capital projects (1)	$280	to	$290
Ground lease purchases	130	to	140
Capital improvements and corporate expenditures	95	to	105
Redevelopment	160	to	170
Start-up capital projects	85	to	95
Total capital expenditures	$750	to	$800
(1) Includes the construction of approximately 2,750 to 3,250 communications sites.
Cash Flows from Financing Activities

For the nine months ended September 30, 2015 and 2014, our significant financing transactions were as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Proceeds from issuance of senior notes, net	$1,492.3	$1,415.8
Proceeds from issuance of common stock, net	2,440.3	—
Proceeds from issuance of preferred stock, net	1,337.9	583.1
Proceeds from borrowings on (repayment of) credit facilities, net	1,960.0	(1,531.0)
Proceeds from issuance of securitized notes	875.0	—
Proceeds from term loan	500.0	—
Repayment of securitized notes	(960.0)	—
Repayment of senior notes	(1,100.0)	—

In addition to the transactions noted above, in February 2015 we increased the availability under our credit facilities by an aggregate of $1.25 billion.

Refinancing of GTP Acquisition Partners Securitization.    On May 29, 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of our wholly owned subsidiaries, repaid all amounts outstanding under the Secured Tower Revenue Notes, Global Tower Series 2011-1, Class C, Secured Tower Revenue Notes, Global Tower Series 2011-2, Class C and Class F and Secured Tower Revenue Notes, Global Tower Series 2013-1, Class C and Class F (collectively, the “Existing GTP AP Notes”), plus prepayment consideration and other costs and expenses related thereto, with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and together with the Series 2015-1 Notes, the “2015 Notes”). The 2015 Notes were issued by GTP Acquisition Partners pursuant to a Third Amended and Restated Indenture and related series supplements, each dated as of May 29, 2015 (collectively, the “Indenture”), between GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and The Bank of New York Mellon, as trustee. The Series 2015-1 Notes have an interest rate of 2.350%, an anticipated repayment date of June 15, 2020 and a final repayment date of June 15, 2045. The Series 2015-2 Notes have an interest rate of 3.482%, an anticipated repayment date of June 16, 2025 and a final repayment date of June 15, 2050.

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

Mexican Loan. In May 2015, upon maturity of our 5.2 billion MXN-denominated unsecured bridge loan, we repaid the remaining outstanding principal balance of 3.9 billion MXN (approximately $251.2 million on the date of repayment) with cash on hand and borrowings under our multi-currency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

2014 Credit Facility. During the nine months ended September 30, 2015, we increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under our senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”) to $2.5 billion. Effective February 20, 2015, we received incremental commitments of $500.0 million, and as a result, have the ability to borrow up to $2.0 billion.

During the nine months ended September 30, 2015, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. We primarily used the borrowings to fund a portion of the Verizon Transaction.

2013 Credit Facility. During the nine months ended September 30, 2015, we increased the maximum Revolving Loan Commitment (as defined in the loan agreement) under the 2013 Credit Facility to $3.5 billion. Effective February 20, 2015, we received incremental commitments of $750.0 million, and as a result, have the ability to borrow up to $2.75 billion.

During the nine months ended September 30, 2015, we borrowed an aggregate of $3.6 billion and repaid an aggregate of $2.5 billion of revolving indebtedness under the 2013 Credit Facility. We primarily used the borrowings to (i) fund a portion of the Verizon Transaction, (ii) fund the Airtel acquisition, (iii) fund the TIM acquisition and (iv) repay other indebtedness.

The 2014 Credit Facility and the 2013 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We maintain the ability to draw down and repay amounts under each of the credit facilities in the ordinary course.

Term Loan. In October 2013, we entered into an unsecured term loan (the “Term Loan”). During the nine months ended September 30, 2015, we increased the maximum Incremental Term Loan Commitments (as defined in the agreement), giving us the ability to increase commitments to an aggregate of $2.5 billion. Effective February 20, 2015, we borrowed an additional $500.0 million under the Term Loan.

The key terms under the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan as of September 30, 2015 are as follows ($ in millions):

	Outstanding Balance	Undrawn LOC	Maturity Date(1)	Current margin over LIBOR (3)	Current commitment fee (4)
2014 Credit Facility	$1,980	$7.5	January 31, 2020 (2)	1.250%	0.150%
2013 Credit Facility	$1,080	$3.2	June 28, 2018 (2)	1.250%	0.150%
Term Loan	$2,000	N/A	January 3, 2019	1.250%	N/A
(1)    In October 2015, we entered into amendment agreements, which, among other things, extended the maturity dates for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan.
(2)    Subject to two optional renewal periods.
(3)    LIBOR means the London Interbank Offered Rate.
(4)    Fee on undrawn portion of the credit facility.

Amendments to Bank Facilities. In February 2015, we entered into amendment agreements with respect to the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan. After giving effect to these amendments, our permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is 7.00 to 1.00 for the quarters ended September 30, 2015 and December 31, 2015 and 6.00 to 1.00 thereafter. Effective October 28, 2015, we entered into additional amendment agreements to the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan, which, among other things, (i) extended the maturity dates to June 28, 2019, January 29, 2021 and January 29, 2021, respectively, and (ii) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $250 million to $300 million.

Redemption of Senior Notes. On February 11, 2015, we redeemed all of the outstanding 4.625% Notes, in accordance with the redemption provisions in the indenture, at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of approximately $613.6 million, including approximately $10.0 million in accrued and unpaid interest. On April 29, 2015, we redeemed all of the outstanding 7.000% Notes, in accordance with the redemption provisions in the indenture, at a price equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of approximately $571.7 million, including approximately $1.4 million in accrued and unpaid interest. These redemptions were funded with borrowings under our existing credit facilities and cash on hand. Upon completion of these redemptions, none of the 4.625% Notes or the 7.000% Notes remained outstanding.

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
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plans. During the nine months ended September 30, 2015, we received an aggregate of $29.3 million in proceeds upon exercises of stock options and from the ESPP.
Distributions.  As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. Since our conversion to a REIT in 2012, we have distributed an aggregate of approximately $1.9 billion to our common stockholders, primarily subject to taxation as ordinary income.
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
During the nine months ended September 30, 2015, we paid $3.9375 per share, or $23.7 million, to Series A preferred stockholders of record, including the third quarter dividend of $1.3125 per share, or $7.9 million, to Series A preferred stockholders of record at the close of business on August 1, 2015. During the nine months ended September 30, 2015, we paid $24.9028 per share, or $34.2 million, to Series B preferred stockholders of record, including the third quarter dividend of $13.7500 per share, or $18.9 million, to Series B preferred stockholders of record at the close of business on August 1, 2015.
In addition, in October 2015, we declared dividends of $1.3125 per share, or $7.9 million, payable on November 16, 2015 to Series A preferred stockholders of record at the close of business on November 1, 2015 and $13.75 per share, or $18.9 million, payable on November 16, 2015 to Series B preferred stockholders of record at the close of business on November 1, 2015.
During the nine months ended September 30, 2015, we declared approximately $558.7 million in regular cash distributions to our common stockholders, which included our third quarter distribution of $0.46 per share (approximately $194.8 million) to common stockholders of record at the close of business on September 23, 2015.
We accrue distributions on unvested restricted stock unit awards granted subsequent to January 1, 2012, which are payable upon vesting. As of September 30, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $4.3 million. During the nine months ended September 30, 2015, we paid $1.2 million of distributions upon the vesting of restricted stock units.
Contractual Obligations.    The following table summarizes our contractual obligations, reflecting discounts and premiums, as of September 30, 2015 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Secured Tower Revenue Securities, Series 2013-1A (1)	$500,000	March 15, 2018
Secured Tower Revenue Securities, Series 2013-2A (1)	1,300,000	March 15, 2023
American Tower Secured Revenue Notes, Series 2015-1 Notes (2)	350,000	June 15, 2020
American Tower Secured Revenue Notes, Series 2015-2 Notes (2)	525,000	June 16, 2025
Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C (3)	284,250	Various
Unison Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F notes (4)	202,368	Various
BR Towers debentures (5)	82,647	October 15, 2023
Shareholder loans (6)	137,839	Various
South African facility (7)	57,600	March 31, 2020
Colombian credit facility (8)	61,660	April 24, 2021
Brazil credit facility (9)	12,535	January 15, 2022
Other debt, including capital lease obligations	109,653	Various
Total American Tower subsidiary debt	3,623,552

American Tower Corporation debt:
2013 Credit Facility (10)	1,080,000	June 28, 2018
Term Loan (10)	2,000,000	January 3, 2019
2014 Credit Facility (10)	1,980,000	January 31, 2020
4.500% senior notes	999,717	January 15, 2018
3.40% senior notes	1,004,553	February 15, 2019
7.25% senior notes	297,669	May 15, 2019
2.800% Notes	748,560	June 1, 2020
5.050% senior notes	699,561	September 1, 2020
3.450% senior notes	646,757	September 15, 2021
5.900% senior notes	499,522	November 1, 2021
4.70% senior notes	699,077	March 15, 2022
3.50% senior notes	993,779	January 31, 2023
5.00% senior notes	1,010,106	February 15, 2024
4.000% Notes	744,555	June 1, 2025
Total American Tower Corporation debt	13,403,856

Total	$17,027,408

(1)	Issued in our March 2013 securitization transaction (the “2013 Securitization”). Maturity date reflects the anticipated repayment date.

(2)	Issued in the 2015 Securitization. Maturity date reflects the anticipated repayment date.

(3)	Assumed by us in connection with the acquisition of MIPT. Anticipated repayment dates begin March 15, 2017.

(4)
Secured debt assumed by us in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017.

(5)	Assumed by us in connection with our acquisition of BR Towers S.A. Denominated in BRL.

(6)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanian Cedi and the Uganda loan is denominated in USD.

(7)	Denominated in South African Rand and amortizes through March 31, 2020.

(8)	Denominated in Colombian Pesos and amortizes through April 24, 2021.

(9)	Denominated in BRL.

(10)
In October 2015, we entered into amendment agreements, which, among other things, extended the maturity dates for the 2013 Credit Facility, the Term Loan and the 2014 Credit Facility to June 28, 2019, January 29, 2021 and January 29, 2021, respectively.

In connection with the Verizon Transaction, effective March 27, 2015, we assumed the interest in and obligations under certain ground leases. At the time of the transaction, our future minimum rental payments under non-cancellable operating leases, including certain renewal periods related to the Verizon communications sites, was approximately $2.2 billion.
Additional information regarding our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q. We classify uncertain tax positions as non-current income tax liabilities. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions and have classified $19.3 million as Other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2015. We also classified $19.4 million of accrued income tax related interest and penalties as Other non-current liabilities in the condensed consolidated balance sheet as of September 30, 2015.
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

Restrictions Under Loan Agreements Relating to Our Credit Facilities.  The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial maintenance tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of September 30, 2015, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended September 30, 2015 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.00:1.00 (4)	~ $5.0	~ $0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $5.9 (5)	~ $2.0 (5)

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our existing debt levels.

(4)	The required ratio will be ≤ 7.00:1.00 for the quarters ended September 30, 2015 and December 31, 2015 and ≤ 6.00:1.00 thereafter.

(5)	Effectively, however, the capacity under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes, the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”) or the 2012 GTP Notes (as applicable), which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners, the AMT Asset Subs or GTP Cellular Sites, as applicable, which can then be distributed to, and used by, us. As of September 30, 2015, $115.2 million held in such reserve accounts was classified as restricted cash.

In order to distribute any excess cash flow to us, GTP Acquisition Partners, the AMT Asset Subs and GTP Cellular Sites must maintain a specified debt service coverage ratio (“DSCR”), generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes, the Loan or the 2012 GTP Notes, as applicable, that will be outstanding on the payment date following such date of determination. During an “amortization period” all excess cash flow and any amounts then in the reserve accounts because the DSCR was equal to or below 1.30x (the “Cash Trap DSCR”) would be applied to pay principal of the 2015 Notes, the Loan or the 2012 GTP Notes, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes, subclass of Loan or series of the 2012 GTP Notes from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement.

Certain information with respect to each of the 2015 Securitization, the 2013 Securitization and the 2012 GTP Notes is set forth below ($ in millions).

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Nine Months Ended September 30, 2015	DSCR as of September 30, 2015	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	Tested Quarterly (2)	(3)(4)	$104.7 (5)	7.21x	$157.7	$161.8
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	Tested Quarterly (2)	(3)(6)	$492.4	10.66x	$449.7	$456.9
2012 GTP Notes	GTP Cellular Sites	Secured Tower Cellular Site Revenue Notes, Series 2012-1 and Series 2012-2	Tested Monthly (7)	(6)(8)	$13.4	2.56x	$16.5	$18.5

(1)
Based on the net cash flow of the applicable issuer or borrower as of September 30, 2015 and the expenses payable over the next 12 months on the 2015 Notes, the Loan or the 2012 GTP Notes, as applicable.

(2)	Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

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

(7)	Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar months.

(8)
An amortization period commences if the DSCR is equal to or below the Minimum DSCR at the end of any calendar month and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar months.

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners, the AMT Asset Subs or GTP Cellular Sites from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. With respect to the 2015 Notes and the 2012 GTP Notes, upon occurrence and during an event of default, the applicable trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes or the 2012 GTP Notes, as applicable, declare such series of 2015 Notes or 2012 GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners, the AMT Asset Subs or GTP Cellular Sites were to default on a series of the 2015 Notes, the Loan or the 2012 GTP Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,621 Secured Sites, the 5,189 wireless and broadcast towers that secure the Loan or the 105 towers and 1,064 property interests that secure the 2012 GTP Notes, respectively, in which case we could lose such sites and the revenue associated with those assets.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2015. We have made no material changes to the critical accounting policies described in the 2014 Form 10-K.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information as of September 30, 2015 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and a weighted-average interest rate (in thousands, except percentages).

Long-Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate Debt	$19,432	$12,101	$167,589	$1,506,906	$1,542,333	$8,420,657	$11,669,018	$11,969,964
Average Interest Rate	8.20%	5.61%	4.52%	3.53%	5.15%	4.01%
Variable Rate Debt	$4,723	$23,167	$29,096	$1,110,881	$2,108,542	$2,071,045	$5,347,454	$5,337,453
Average Interest Rate (1)	9.19%	9.05%	9.00%	1.66%	1.71%	1.76%

Interest Rate Swaps	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Notional Amount	$1,790	$8,762	$11,059	$11,406	$12,101	$14,906	$60,024	$506
Fixed Rate Debt Rate (2)							10.26%

(1)	Based on rates effective as of September 30, 2015.

(2)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

Interest Rate Risk

We have entered into interest rate swap agreements to manage our exposure to variability in interest rates on debt in Colombia and South Africa. All of our interest rate swap agreements have been designated as cash flow hedges and have an aggregate notional amount of $60.0 million, interest rates ranging from 5.74% to 7.83% and expiration dates through April 2021.

Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2015 was comprised of $1,980.0 million under the 2014 Credit Facility, $1,080.0 million under the 2013 Credit Facility, $2,000.0 million under the Term Loan, $73.0 million under the Uganda loan, $28.4 million under the South African facility after giving effect to our interest rate swap agreements, $30.8 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $82.6 million under the BR Towers debentures and $12.5 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $6.8 million of interest expense for the nine months ended September 30, 2015.

See Item 2 of this Quarterly Report on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding our liquidity.

Foreign Currency Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of AOCI. We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of foreign currency fluctuations. For the nine months ended September 30, 2015, approximately 31% of our revenues and approximately 36% of our total operating expenses were denominated in foreign currencies.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates from the quoted foreign currency exchange rates at September 30, 2015. As of September 30, 2015, the analysis indicated that such an adverse movement would cause our revenues, operating results and cash flows to fluctuate by approximately 3%.

As of September 30, 2015, we have incurred intercompany debt, which is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in approximately $84.7 million of unrealized gains or losses that would be included in Other expense in our condensed consolidated statements of operations for the nine months ended September 30, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2015 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5.	OTHER INFORMATION
Amendments to Bank Facilities—Effective October 28, 2015, we entered into amendment agreements to the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan, which, among other things, (i) extended the maturity dates to June 28, 2019, January 29, 2021 and January 29, 2021, respectively, and (ii) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $250 million to $300 million. All of the other material terms of the 2013 Credit Facility, the 2014 Credit Facility and Term Loan remain in full force and effect.

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

We have updated the following risk factor to reflect that MIPT no longer operates as a separate REIT for federal and state income tax purposes.  Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the 2014 Form 10-K.

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

Furthermore, as a result of our acquisition of MIP Tower Holdings LLC (“MIPT”), we owned an interest in a subsidiary REIT. Effective July 25, 2015, we filed a tax election, pursuant to which MIPT no longer operates as a separate REIT. The statute of limitations is still open for certain years and MIPT’s qualification as a REIT could still be challenged. As such, for all open years, we must demonstrate that the subsidiary REIT complied with the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT is determined to have failed to qualify as a REIT for any of the open years, and certain relief provisions do not apply, then (i) the subsidiary REIT would have been subject to federal income tax for such year, which tax we would inherit along with applicable penalties and interest; (ii) the subsidiary REIT would be disqualified from treatment as a REIT for the remaining taxable years following the year during which qualification was lost; (iii) for those years, our ownership of shares in such subsidiary REIT would have failed to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test and (iv) we may have failed certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT for those periods unless we are able to avail ourselves of specified relief provisions.

ITEM 6.	EXHIBITS

See the Exhibit Index on Page Ex-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date:	October 29, 2015	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

Ex-1