Form 10-K
period 2015-12-31
AMERICAN TOWER CORP /MA/
filed 2016-02-26
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2015

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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
5.25% Mandatory Convertible Preferred Stock, Series A, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing a 1/10th ownership interest in a share of 5.50% Mandatory Convertible Preferred Stock, Series B, $0.01 par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $39.2 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 19, 2016, there were 423,897,556 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the Company’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2015

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our tenants and other competitive pressures, changes in zoning, tax and other laws and regulations, economic, political and other events, particularly those relating to our international operations, our substantial leverage and debt service obligations, our future financing transactions, our plans to fund our future liquidity needs, our future capital expenditure levels, our ability to maintain or increase our market share, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, our ability to protect our rights to the land under our towers and natural disasters and similar events. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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

iii

PART I

ITEM 1. BUSINESS
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2015. We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites. We refer to this business as our services operations.

Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. Our communications real estate portfolio of 100,615 communications sites, as of December 31, 2015, included 40,426 communications sites in the U.S., 15,074 communications sites in Asia, 12,176 communications sites in Europe, Middle East and Africa (“EMEA”) and 32,939 communications sites in Latin America.

American Tower Corporation was originally created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. In 2015, we significantly expanded our portfolio by (i) obtaining the exclusive right to lease, acquire or otherwise operate and manage 11,449 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”) and (ii) acquiring 4,716 communications sites in Nigeria from certain subsidiaries of Bharti Airtel Limited (“Airtel”). In addition, in October 2015, we signed a definitive agreement pursuant to which we expect to acquire a 51% controlling ownership interest in Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India.

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

We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, we generally are not subject to U.S. federal income taxes on income generated by our U.S. REIT operations, including the income derived from leasing space on our towers, as we receive a dividends paid deduction for distributions to stockholders that generally offsets our income and gains. However, we remain obligated to pay U.S. federal income taxes on earnings from our domestic taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2015, our U.S. REIT qualified businesses included our U.S. tower leasing business, most of our operations in Costa Rica, Germany and Mexico and a majority of our services segment and indoor DAS networks business.

During the fourth quarter of 2015, as a result of recent investment activity, including signed acquisitions, we reviewed and changed our reportable segments to divide our international segment into regional segments. We now operate in five reportable segments: U.S. property, Asia property, EMEA property, Latin America property and services. We believe this change provides more visibility into these operating segments as they continue to grow and corresponds with management’s current approach of allocating costs and resources, managing the growth and profitability of the business and assessing our operating performance.

For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 19 to our consolidated financial statements included in this Annual Report.

Products and Services
Property Operations
Our property operations accounted for 98% of our total revenues for each of the years ended December 31, 2015, 2014 and 2013. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their individual communications network equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount and type of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our costs typically include ground rent (which is primarily fixed, with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repairs and maintenance expenses. Our property operations have generated consistent incremental growth in revenue and typically have low cash flow volatility due to the following characteristics:

•
Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2015, we expect to generate over $30 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting.

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

•
High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Historically, churn has been approximately 1% to 2% of total property revenue per year. We define churn as revenue lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our revenue lost on this basis by our prior year property segment revenue.

•
High operating margins. Incremental operating costs associated with adding new tenants to an existing communications site are relatively minimal. Therefore, as tenants are added, the substantial majority of incremental revenue flows through to gross margin and operating profit. In addition, in many of our international markets, certain expenses, such as ground rent or power and fuel costs, are reimbursed and shared by our tenant base.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.

Our property business includes the operation of communications sites, managed networks, the leasing of property interests and the provision of backup power through shared generators. Our presence in a number of markets, at different relative stages of wireless development, provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of total revenue for the years ended December 31,:

	2015	2014	2013
U.S.	66%	64%	65%
Asia	5%	6%	6%
EMEA	8%	8%	9%
Latin America	19%	20%	18%
Communications Sites. Approximately 95%, 95% and 96% of revenue in our property segments was attributable to our communications sites for the years ended December 31, 2015, 2014 and 2013, respectively.

We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. Our top tenants by revenue are as follows for the year ended December 31, 2015:

•	U.S.: AT&T, Verizon Wireless, Sprint and T-Mobile accounted for an aggregate of 87% of U.S. property segment revenue.

•	Asia: Vodafone, Idea Cellular, Airtel and Aircel accounted for an aggregate of 73% of Asia property segment revenue.

•	EMEA: MTN Group Limited, Airtel, Cell C and Vodafone accounted for an aggregate of 82% of EMEA property segment revenue.

•	Latin America: Telefónica, AT&T, Nextel International and Telecom Italia accounted for an aggregate of 70% of Latin America property segment revenue.

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

•
Managed Networks. We own and operate DAS networks in the United States and certain international markets. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants in the United States and in certain international markets. Typically, we design, build and operate our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites. We also hold lease rights and easement interests on rooftops capable of hosting communications equipment in locations where towers are generally not a viable solution based on area characteristics.  In addition, we provide management services to property owners in the United States who elect to retain full rights to their property while simultaneously marketing the rooftop for wireless communications equipment installation. As the demand for advanced wireless devices in urban markets evolves, we continue to evaluate a variety of infrastructure solutions, including small cells, that may support our tenants’ networks in these areas.

•
Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•	Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.

Services Operations
We offer tower-related services, including site acquisition, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 2% of our total revenue for each of the years ended December 31, 2015, 2014 and 2013.

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

Strategy
Operational Strategy
Our operational strategy is to capitalize on the global growth in the use of wireless services and the evolution of advanced wireless handsets, tablets and other mobile devices, and the corresponding expansion of communications infrastructure required to deploy current and future generations of wireless communications technologies. To achieve this, our primary focus is to (i) increase the occupancy of our existing communications real estate portfolio, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve upon our operational performance and (iv) maintain a strong balance sheet. We believe these efforts will further support and enhance our ability to capitalize on the growth in demand for wireless infrastructure.

•
Increase the occupancy of our existing communications real estate portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers. As a result, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and typically have capacity available for additional tenants. In the United States, incremental carrier network activity is being driven primarily by the build-out of fourth generation (4G) networks, while in our international markets, carriers are deploying a combination of second generation (2G), third generation (3G) and 4G networks, depending on the specific market. As of December 31, 2015, we had a global average of approximately 1.8 tenants per tower. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•
Invest in and selectively grow our communications real estate portfolio. We seek opportunities to invest in and grow our operations through our capital programs, new site construction and acquisitions. We believe we can achieve attractive risk-adjusted returns by pursuing such investments. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time, we can significantly increase tenancy levels, and therefore, drive strong returns on those assets.

•
Further improve upon our operational performance. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our customers. To achieve this, we intend to continue to focus on customer service, such as reducing cycle times for key functions, including lease processing and tower structural analysis.

•
Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We expect to continue to support these policies through, among other things, a combination of debt repayment and our continued growth. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2015, had $1.9 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to selectively invest in our portfolio.

Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). After complying with our REIT distribution requirements and paying dividends on our preferred stock, we plan to continue to allocate our available capital among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt, as necessary, consistent with our long-term financial policies.

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

•
Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) our capital expenditures, (iii) repayment of debt, as necessary, consistent with our long-term financial policies and (iv) anticipated future investments, including acquisition opportunities, we will seek to return such excess capital to stockholders.

International Growth Strategy
We believe that, in certain international markets, we can create substantial value by either establishing a new, or expanding our existing, communications real estate leasing business. Therefore, we expect we will continue to seek international growth opportunities where we believe our risk-adjusted return objectives can be achieved. We strive to maintain a diversified approach to our international growth strategy by operating in a geographically diverse array of markets in a variety of stages of wireless network development. Our international growth strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses, among others:

•
Country analysis. Prior to entering a new market, we conduct an extensive review of the country’s historical and projected macroeconomic fundamentals, including inflation outlook and foreign currency exchange rate trends, capital markets, tax regime and investment alternatives, and the general business, political and legal environments, including property rights and regulatory regime.

•
Wireless industry analysis. To confirm the presence of sufficient demand to support an independent tower leasing model, we analyze the competitiveness of the country’s wireless market, such as the pricing environment, past and potential industry consolidation and the stage of its wireless network development. Characteristics that result in an attractive investment opportunity include (i) multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks and (ii) ongoing or expected deployment of incremental spectrum from auctions that have occurred or are anticipated to occur.

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

Recent Transactions
Acquisitions
We increased our communications site portfolio by 25,368 sites in 2015, including 3,235 build-to-suits. We believe these assets will be an important component of our long-term growth. Significant transactions in 2015 included the Verizon Transaction, the acquisition of 5,483 communications sites in Brazil from TIM Celular S.A. (“TIM”) and the acquisition of 4,716 communications sites in Nigeria from certain subsidiaries of Airtel. In addition, in October 2015, we entered into a definitive agreement to acquire a 51% controlling ownership interest in Viom.

We continue to evaluate opportunities to acquire communications real estate portfolios that we believe we can effectively integrate into our existing business and generate returns that meet or exceed our criteria. For more information about our acquisitions, see note 6 to our consolidated financial statements included in this Annual Report.

Financing Transactions
During 2015, to complement our operational strategy to selectively invest in and grow our communications real estate portfolio, while maintaining our long-term financial policies, we completed a number of key financing initiatives, which, among others, included the following:

•	Refinancing of GTP Acquisition Partners securitization with proceeds from a private issuance of American Tower Secured Revenue Notes.

•	Completion of registered public offerings of our common and preferred stock, the net proceeds of which were used to fund a portion of the Verizon Transaction.

•	Completion of a registered public offering of senior unsecured notes due 2020 and 2025, the proceeds of which were used to repay indebtedness under our existing credit facilities.

For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and notes 8 and 14 to our consolidated financial statements included in this Annual Report.

Regulatory Matters
Towers and Antennas. Our U.S. and international tower leasing business is subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for 67% of our total property segment revenue for the year ended December 31, 2015, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

In India, each of our operating subsidiaries holds an Infrastructure Provider Category-I (“IP-I”) Registration Certificate issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers licensed by the NCA. In Uganda, our subsidiary holds a Public Infrastructure Service License, issued by the Uganda Communications Commission (“UCC”), which permits us to establish and maintain passive telecommunications infrastructure and DAS networks for communication service providers licensed by the UCC. In Nigeria, our subsidiary holds a license for Infrastructure Sharing and Collocation Services, issued by the Nigerian Communications Authority (“NCC”), which permits us to establish and maintain passive telecommunications infrastructure for communication service providers licensed by the NCC. In Chile, our subsidiary is classified as a Telecom Intermediate Service Provider. We have received a number of site specific concessions and are working with the Chilean Subsecretaria de Telecommunicaciones to receive concessions on our remaining sites in Chile. In many of the markets in which we operate we are required to provide tower space to service providers on a non-discriminatory basis, subject to negotiation of mutually agreeable terms.

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

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require tower owners or tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to tenant demand. This opposition and existing or new zoning regulations can increase costs associated with new tower construction, tower modifications, and additions of new antennas to a site or site upgrades, as well as adversely affect the associated timing or cost of such projects. Further, additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted regulations requiring that local and state governments approve modifications or collocations that qualify as eligible facilities under the regulations.

Portions of our business are subject to additional regulations, for example, in a number of states throughout the United States, certain of our subsidiaries hold Competitive Local Exchange Carrier (CLEC) or other status, in connection with the operation of our outdoor DAS networks business. In addition, we, or our tenants, may be subject to new regulatory policies in certain jurisdictions from time to time that may materially and adversely affect our business or the demand for our communications sites.

Environmental Matters. Our U.S. and international operations are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes and the siting of our towers. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements and make certain informational filings related to hazardous substances or devices used to provide power such as batteries, generators and fuel at our sites. Violations of these types of regulations could subject us to fines or criminal sanctions.

Additionally, in the United States and other international markets where we do business, before constructing a new tower or adding an antenna to an existing site, we must review and evaluate the impact of the action to determine whether it may significantly affect the environment and whether we must disclose any significant impacts in an environmental assessment. If a tower or new antenna might have a material adverse impact on the environment, FCC or other governmental approval of the tower or antenna could be significantly delayed.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure.

Competition
We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Telesites S.A.B. de C.V. and GTL Infrastructure Limited, wireless carrier tower consortia such as Indus Towers Limited and private tower companies, private equity sponsored firms, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites.

Our services business competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site acquisition consultants, zoning consultants, real estate firms, right-of-way consultants, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors and our tenants’ personnel. We believe that our tenants base their decisions for services on various criteria, including a company’s experience, local reputation, price and time for completion of a project.

Customer Demand
Our strategy is predicated on the belief that wireless service providers will continue to invest in the coverage, quality and capacity of their networks in both our U.S. and international markets, driving demand for our communications sites.

•
U.S. wireless network investments. According to industry data, aggregate annual wireless capital spending in the United States has averaged over $30 billion, resulting in consistent demand for our sites. Demand for our U.S. communications sites is driven by:

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

•
International (Asia, EMEA and Latin America) wireless network investments. The wireless networks in most of our international markets are typically less advanced than those in our U.S. market with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

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

We believe demand for our communications sites will continue as wireless service providers seek to increase the quality, coverage area and capacity of their existing networks, while also investing in next generation data networks. To meet these network objectives, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate network development and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site operation and development capabilities. In addition, because our services operations are complementary to our property business, we believe demand for our services will continue, consistent with industry trends.

Demand for our communications sites could be negatively impacted by an increase in network sharing or consolidation among our tenants, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—If our tenants share site infrastructure to a significant degree or consolidate or merge, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.” Further, our tenants may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications sites.

Employees
As of December 31, 2015, we employed 3,371 full-time individuals and consider our employee relations to be satisfactory.

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

We have adopted a written Code of Ethics and Business Conduct Policy (the “Code of Conduct”) that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on the “Corporate Responsibility” portion of our website and our Corporate Governance Guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our Board of Directors are available on the “Investor Relations” portion of our website. In the event we amend the Code of Conduct, or provide any waivers of the Code of Conduct to our directors or executive officers, we will disclose these events on our website as required by the regulations of the New York Stock Exchange (the “NYSE”) and applicable law.

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
A significant reduction in leasing demand for our communications sites and, to a lesser extent, demand for our services, could materially and adversely affect our business, results of operations or financial condition. Factors that may affect such demand include:

•	increased use of network sharing or mergers or consolidations among wireless service providers;

•	zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;

•	governmental licensing of spectrum or restricting or revoking our customers’ spectrum licenses;

•	a decrease in consumer demand for wireless services, including due to general economic conditions or disruption in the financial and credit markets;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the financial condition of wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies; and

•	technological changes.
If our tenants share site infrastructure to a significant degree or consolidate or merge, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.
Extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant. In addition, significant consolidation among our tenants may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew leases with us as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed.
Increasing competition for tenants in the tower industry may materially and adversely affect our pricing.
Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Competitive pricing from competitors could materially and adversely affect our lease rates. We may not be able to renew existing tenant leases or enter into new tenant leases, or if we are able to renew or enter new leases, it may be at rates lower than our current rates, resulting in a material adverse impact on our results of operations and growth rate. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our income could be adversely affected.
Competition for assets could adversely affect our ability to achieve our return on investment criteria.
We may experience increased competition for assets, which could make the acquisition of high quality assets significantly more costly or prohibitive. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.
Our business is subject to government and tax regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.
Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively, which could require that we modify or dismantle existing towers. Zoning authorities and community organizations are often opposed to construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing regulatory policies may materially and adversely affect the timing or cost of construction projects associated with our communications sites and new regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations, and noncompliance could result in the imposition of fines or an award of damages to private litigants. In certain jurisdictions, there may be changes to zoning regulations or construction laws based on site location, which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. In addition, in certain jurisdictions, we are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and apply retroactively. Furthermore, the tax laws, regulations and interpretations governing our business in jurisdictions that we operate may change at any time, perhaps with retroactive effect. This includes potential changes in tax laws or the interpretation of tax laws arising out of the “base erosion profit shifting” or “BEPS” project initiated by the Organization for Economic Co-operation and Development (OECD). In addition, some of these changes could have a more significant impact on us as a REIT as compared to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition.
Our leverage and debt service obligations may materially and adversely affect us, including our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements.
Our leverage and debt service obligations could have significant negative consequences to our business, results of operations or financial condition, including:

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

•
limiting our ability to obtain additional debt or equity financing, thereby increasing our vulnerability to general adverse economic and industry conditions and placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources, including with respect to acquiring assets;

•
requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures, REIT distributions and preferred stock dividends; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

We may need to raise additional capital through debt financing activities, assets sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements and debt service obligations. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

Our expansion initiatives involve a number of risks and uncertainties, including those related to integration of acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.
As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on timely and efficiently integrating operations, communications tower portfolios and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, and conflicting policies, procedures and operations. Significant acquisition-related integration costs, including certain non-recurring charges, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. In addition, integrating businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel. For example, the integration of the Verizon assets into our operations is a significant undertaking, and we anticipate that we will continue to incur certain non-recurring charges associated with that integration, including costs for tower visits and audits and ground and tenant lease verifications. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations will be adversely affected. Our international expansion initiatives are subject to additional risks such as those described in the risk factor immediately below.

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
Our international business operations and our expansion into new markets in the future exposes us to potential adverse financial and operational problems not typically experienced in the United States. We anticipate that our revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
changes to existing or new tax laws or methodologies impacting our international operations, fees directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which may be applied or enforced retroactively, or failure to obtain an expected tax status for which we have applied;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	actions restricting or revoking our customers’ spectrum licenses or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or Office of Foreign Assets Control requirements;

•	material site security issues;

•	significant increase in or implementation of new license surcharges on our revenue;

•	price setting or other similar laws or regulations for the sharing of passive infrastructure; and

•	uncertain or inconsistent laws, regulations, rulings or results from legal or judicial systems, which may be enforced retroactively, and delays in the judicial process.
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

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, tenants may allocate less of their budgets to lease space on our towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to no longer outsource tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.
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
In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experienced financial difficulties or filed for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or customer-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.
If we fail to remain qualified for taxation as a REIT, we will be subject to tax at corporate income tax rates, which may substantially reduce funds otherwise available, and even if we qualify for taxation as a REIT, we may face tax liabilities that impact earnings and available cash flow.
Commencing with the taxable year beginning January 1, 2012, we have operated as a REIT for federal income tax purposes. If we fail to remain qualified as a REIT, we will be taxed at corporate income tax rates unless certain relief provisions apply.

Qualification for taxation as a REIT requires the application of certain highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. Further, tax reform proposals, if enacted, may adversely affect our ability to remain qualified for taxation as a REIT or the benefits of remaining so qualified. There are limited judicial or administrative interpretations of the relevant provisions of the Code.

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
We are subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. While state and local income tax regimes often parallel the U.S. federal income tax regime for REITs, many of these jurisdictions do not completely follow U.S. federal rules and some may not follow them at all.  For example, some state and local jurisdictions currently or in the future may limit or eliminate a REIT’s deduction for dividends paid, which could increase our income tax expense. We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and state, local and foreign tax authorities. The results of an audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.
Our domestic TRS assets and operations will continue to be subject, as applicable, to federal and state corporation income taxes. Our foreign operations, whether in the REIT or TRSs, will continue to be subject to foreign taxes in jurisdictions in which those assets and operations are located.

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment, operations and distribution would be reduced.

Furthermore, as a result of our acquisition of MIP Tower Holdings LLC (“MIPT”), we owned an interest in a subsidiary REIT. Effective July 25, 2015, we filed a tax election, pursuant to which MIPT no longer operates as a separate REIT. The statute of limitations is still open for certain years and MIPT’s qualification as a REIT could still be challenged. As such, for all open years, we must demonstrate that the subsidiary REIT complied with the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT is determined to have failed to qualify as a REIT for any of the open years, and certain relief provisions do not apply, then (i) the subsidiary REIT would have been subject to federal income tax for such year, which tax we would inherit along with applicable penalties and interest; (ii) the subsidiary REIT would be disqualified from treatment as a REIT for the remaining taxable years following the year during which qualification was lost; (iii) for those years in which the subsidiary REIT failed to qualify as a REIT, our ownership of shares in such subsidiary REIT would have failed to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test and (iv) we may have failed certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT for those periods unless we are able to avail ourselves of specified relief provisions.
Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.
Our use of TRSs enables us to engage in non-REIT qualifying business activities. Under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. Effective January 1, 2018, this limitation is reduced to 20%. This limitation may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy.

Specifically, this limitation may affect our ability to make additional investments in our managed networks business or services segment as currently structured and operated, in other non-REIT qualifying operations or assets, or in international operations conducted through TRSs that we do not elect to bring into the REIT structure. Further, acquisition opportunities in U.S. and international markets may be adversely affected if we need or require the target company to comply with certain REIT requirements prior to closing.

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
Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate tower sites and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. A significant number of the communications sites in our portfolio are located on land we lease pursuant to long-term operating leases. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.
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
Restrictive covenants in the agreements related to our securitization transactions, our credit facilities and our debt securities and the terms of our preferred stock could materially and adversely affect our business by limiting flexibility, and we may be prohibited from paying dividends on our common stock, which may jeopardize our qualification for taxation as a REIT.
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
The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, including our required REIT distributions, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our debt agreements restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities. Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.
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
Our operations are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, including generators, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, and for damages and costs relating to off-site migration of hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We may not be at all times in compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied or enforced retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition.
Our towers, data centers or computer systems may be affected by natural disasters and other unforeseen events for which our insurance may not provide adequate coverage.
Our towers are subject to risks associated with natural disasters, such as ice and wind storms, tornadoes, floods, hurricanes and earthquakes, as well as other unforeseen events, such as acts of terrorism. Any damage or destruction to, or inability to access, our towers or data centers may impact our ability to provide services to our tenants and lead to tenant loss, which could have a material adverse effect on our business, results of operations or financial condition.

As part of our normal business activities, we rely on information technology and other computer resources to carry out important operational, reporting and compliance activities and to maintain our business records. Our computer systems could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.

While we maintain insurance coverage for natural disasters, we may not have adequate insurance to cover the associated costs of repair or reconstruction for a major future event. We carry business interruption insurance, but our insurance may not adequately cover all of our lost revenue, including from new tenants that could have been added to our towers but for the event. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Details of each of our principal offices as of December 31, 2015 are provided below:

Country	Function	Size (approximate square feet)	Property Interest
U.S. Offices
Boston, MA	Corporate Headquarters and American Tower International Headquarters	39,800	Leased
Boca Raton, FL	Managed Sites Headquarters	25,200	Leased
Miami, FL	Latin America Operations Center	6,300	Leased
Atlanta, GA	U.S. Tower Division Accounting Headquarters, Network Operations and Program Management Office Field Personnel	21,400	Leased
Marlborough, MA	Information Technology Headquarters	24,200	Leased
Woburn, MA	U.S. Tower Division Headquarters, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	163,200	Owned
Cary, NC	U.S. Tower Division, Network Operations Center and Engineering Services Headquarters	43,400	Owned(1)
Asia Offices
Delhi, India	India Headquarters	7,200	Leased
Mumbai, India	India Operations Center	13,600	Leased
EMEA Offices
Düsseldorf, Germany	Germany Headquarters	9,100	Leased(2)
Accra, Ghana	Ghana Headquarters	18,500	Leased
Lagos, Nigeria	Nigeria Headquarters	8,500	Leased
Johannesburg, South Africa	South Africa Headquarters	16,100	Leased
Kampala, Uganda	Uganda Headquarters	8,800	Leased
Latin America Offices
Sao Paulo, Brazil	Brazil Headquarters	48,600	Leased
Santiago, Chile	Chile Headquarters	6,900	Leased
Bogota, Colombia	Colombia Headquarters	13,800	Leased
San Jose, Costa Rica	Costa Rica Headquarters	2,400	Leased
Mexico City, Mexico	Mexico Headquarters	32,700	Leased
Lima, Peru	Peru Headquarters	3,700	Leased
_______________

(1)	The Cary facility is approximately 48,300 square feet. Currently, our offices occupy approximately 43,400 square feet. We lease the remaining space to an unaffiliated tenant.

(2)	We lease two office spaces that together occupy an aggregate of approximately 9,100 square feet.
In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses, as well as an office through which we pursue international business development initiatives. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.
As of December 31, 2015, we owned and operated a portfolio of 100,615 communications sites. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our U.S. property segment.
Our interests in our communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities.

A typical tower site consists of a compound enclosing the tower site, a tower structure and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. In addition, our international sites typically include backup or auxiliary power generators and batteries. The principal types of our towers are guyed, self-supporting lattice and monopole, and rooftops in our international markets.

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

•
Rooftop towers are primarily used in metropolitan areas in our Asia, EMEA and Latin America markets, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.

U.S. Property Segment. As of December 31, 2015, the loan underlying the securitization transaction completed in March 2013 (the “2013 Securitization”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,186 towers owned by the borrowers (the “2013 Secured Towers”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,609 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”). In connection with our acquisition of MIPT, a private REIT at the time of acquisition and parent company to Global Tower Partners (“GTP”), we assumed four separate classes, of Secured Tower Cellular Site Revenue Notes, Series 2012-1 and Series 2012-2 (the “2012 GTP Notes”), issued by GTP Cellular Sites, LLC (“GTP Cellular Sites”) in securitization transactions. The 2012 GTP Notes are secured by, among other things, 105 towers and 1,064 property interests and other related assets. In addition, 1,516 property interests are subject to mortgages and deeds of trust to secure three separate classes of Secured Cellular Site Revenue Notes (the “Unison Notes”) assumed in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”).

EMEA Property Segment. Our outstanding indebtedness in South Africa is secured by an aggregate of 1,899 towers.

Latin America Property Segment. In Brazil, the debentures issued by BR Towers S.A. (“BR Towers”) are secured by an aggregate of 1,912 towers and the Brazil credit facility is secured by an aggregate of 145 towers. Our outstanding indebtedness in Colombia is secured by an aggregate of 3,563 towers.

Ground Leases. Of the 100,131 towers in our portfolio as of December 31, 2015, 88% were located on land we lease. Typically, we seek to enter ground leases with terms of twenty to twenty-five years, which are comprised of initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 65% of the ground agreements for our sites have a final expiration date of 2025 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other communications service providers. As of December 31, 2015, our top four tenants by total revenue were AT&T (24%), Verizon Wireless (16%), Sprint (13%) and T-Mobile (10%). In general, our tenant leases have an initial non-cancellable term of ten years, with multiple renewal terms. As a result, 64% of our current tenant leases have a renewal date of 2021 or beyond.

ITEM 3.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents reported quarterly high and low per share sale prices of our common stock on the NYSE for the years 2015 and 2014.

2015	High	Low
Quarter ended March 31	$101.88	$93.21
Quarter ended June 30	98.64	91.99
Quarter ended September 30	101.54	86.83
Quarter ended December 31	104.12	87.23
2014	High	Low
Quarter ended March 31	$84.90	$78.38
Quarter ended June 30	90.73	80.10
Quarter ended September 30	99.90	89.05
Quarter ended December 31	106.31	90.20
On February 19, 2016, the closing price of our common stock was $87.32 per share as reported on the NYSE. As of February 19, 2016, we had 423,897,556 outstanding shares of common stock and 159 registered holders.

Dividends
As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed and expect to continue to distribute all or substantially all of our REIT taxable income after taking into consideration our utilization of net operating losses (“NOLs”).
We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A, issued in May 2014 (the “Series A Preferred Stock”), with a dividend rate of 5.25%, and the 5.50% Mandatory Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), issued in March 2015, with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors.
The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be dependent upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
We have distributed an aggregate of approximately $2.3 billion to our common stockholders, including the dividend paid in January 2016, primarily subject to taxation as ordinary income.
During the year ended December 31, 2015, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions) (1)
Common Stock
March 5, 2015	April 28, 2015	April 10, 2015	$0.42	$177.7
May 21, 2015	July 16, 2015	June 17, 2015	0.44	186.2
September 10, 2015	October 7, 2015	September 23, 2015	0.46	194.8
December 3, 2015	January 13, 2016	December 16, 2015	0.49	207.7
Series A Preferred Stock
April 14, 2015	May 15, 2015	May 1, 2015	$1.3125	$7.9
July 15, 2015	August 17, 2015	August 1, 2015	1.3125	7.9
October 20, 2015	November 16, 2015	November 1, 2015	1.3125	7.9
Series B Preferred Stock
April 14, 2015	May 15, 2015	May 1, 2015	$11.1528	$15.3
July 15, 2015	August 17, 2015	August 1, 2015	13.75	18.9
October 20, 2015	November 16, 2015	November 1, 2015	13.75	18.9
_______________
(1)    For common stock, aggregate payment does not include amounts accrued for distributions payable related to unvested restricted stock units.

During the year ended December 31, 2014, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions) (1)
Common Stock
March 6, 2014	April 25, 2014	April 10, 2014	$0.32	$126.6
May 21, 2014	July 16, 2014	June 17, 2014	0.34	134.6
September 10, 2014	October 7, 2014	September 23, 2014	0.36	142.7
December 2, 2014	January 13, 2015	December 16, 2014	0.38	150.7
Series A Preferred Stock
May 21, 2014	August 15, 2014	August 1, 2014	$1.3563	$8.1
September 10, 2014	November 17, 2014	November 1, 2014	1.3125	7.9
December 2, 2014	February 16, 2015	February 1, 2015	1.3125	7.9
_______________
(1)    For common stock, aggregate payment does not include amounts accrued for distributions payable related to unvested restricted stock units.

Performance Graph
This performance graph is furnished and shall not be deemed ‘‘filed’’ with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The performance graph assumes that on December 31, 2010, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/10	12/11	12/12	12/13	12/14	12/15
American Tower Corporation	$100.00	$116.91	$152.49	$159.80	$200.96	$200.95
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones U.S. Telecommunications Equipment Index	100.00	92.10	101.08	122.75	141.42	126.14
FTSE NAREIT All Equity REITs Index	100.00	108.28	129.62	133.32	170.68	175.51

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.
Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our acquisition of MIPT and the Verizon Transaction, which closed in October 2013 and March 2015, respectively, significantly impact the comparability of reported results between periods. Our principal acquisitions are described in note 6 to our consolidated financial statements included in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Property	$4,680,388	$4,006,854	$3,287,090	$2,803,490	$2,386,185
Services	91,128	93,194	74,317	72,470	57,347
Total operating revenues	4,771,516	4,100,048	3,361,407	2,875,960	2,443,532
Operating expenses:
Cost of operations (exclusive of items shown separately below)
Property	1,275,436	1,056,177	828,742	686,681	590,272
Services	33,432	38,088	31,131	35,798	30,684
Depreciation, amortization and accretion	1,285,328	1,003,802	800,145	644,276	555,517
Selling, general, administrative and development expense	497,835	446,542	415,545	327,301	288,824
Other operating expenses	66,696	68,517	71,539	62,185	58,103
Total operating expenses	3,158,727	2,613,126	2,147,102	1,756,241	1,523,400
Operating income	1,612,789	1,486,922	1,214,305	1,119,719	920,132
Interest income, TV Azteca, net	11,209	10,547	22,235	14,258	14,214
Interest income	16,479	14,002	9,706	7,680	7,378
Interest expense	(595,949)	(580,234)	(458,296)	(401,665)	(311,854)
Loss on retirement of long-term obligations	(79,606)	(3,473)	(38,701)	(398)	—
Other expense (1)	(134,960)	(62,060)	(207,500)	(38,300)	(122,975)
Income from continuing operations before income taxes and income on equity method investments	829,962	865,704	541,749	701,294	506,895
Income tax provision	(157,955)	(62,505)	(59,541)	(107,304)	(125,080)
Income on equity method investments	—	—	—	35	25
Net income	672,007	803,199	482,208	594,025	381,840
Net loss attributable to noncontrolling interest	13,067	21,711	69,125	43,258	14,622
Net income attributable to American Tower Corporation stockholders	685,074	824,910	551,333	637,283	396,462
Dividends on preferred stock	(90,163)	(23,888)	—	—	—
Net income attributable to American Tower Corporation common stockholders	$594,911	$801,022	$551,333	$637,283	$396,462
Net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.42	$2.02	$1.40	$1.61	$1.00
Diluted net income attributable to American Tower Corporation common stockholders	$1.41	$2.00	$1.38	$1.60	$0.99
Weighted average common shares outstanding:
Basic	418,907	395,958	395,040	394,772	395,711
Diluted	423,015	400,086	399,146	399,287	400,195
Distribution declared per common share	$1.81	$1.40	$1.10	$0.90	$0.35
Distribution declared per preferred share, Series A	$3.94	$3.98	$—	$—	$—
Distribution declared per preferred share, Series B	$38.65	$—	$—	$—	$—
Other Operating Data:
Ratio of earnings to fixed charges (2)	1.99x	2.11x	1.89x	2.32x	2.19x
Ratio of earnings to combined fixed charges and preferred stock dividends (2)	1.80x	2.05x	1.89x	2.32x	2.19x

	As of December 31,
	2015	2014 (3)	2013 (3)	2012 (3)	2011 (3)
	(In thousands)
Balance Sheet Data: (4)
Cash and cash equivalents (including restricted cash) (5)	$462,879	$473,698	$446,492	$437,934	$372,406
Property and equipment, net	9,866,424	7,590,112	7,177,728	5,765,856	4,981,722
Total assets	26,904,272	21,263,565	20,213,937	14,045,810	12,199,222
Long-term obligations, including current portion	17,119,009	14,540,341	14,408,550	8,709,757	7,193,135
Total American Tower Corporation equity	6,651,679	3,953,560	3,534,165	3,573,101	3,287,220
_______________

(1)
For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, amount includes unrealized foreign currency losses of $71.5 million, $49.3 million, $211.7 million, $34.3 million and $131.1 million, respectively.

(2)
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

(3)	Balances have been revised to reflect debt issuance cost adjustments.

(4)	Balances have been revised to reflect purchase accounting measurement period adjustments.

(5)
As of December 31, 2015, 2014, 2013, 2012 and 2011, amount includes $142.2 million, $160.2 million, $152.9 million, $69.3 million, and $42.2 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report and the accompanying notes, and the information set forth under the caption “Critical Accounting Policies and Estimates” below.

During the fourth quarter of 2015, as a result of recent investment activity, including signed acquisitions, we reviewed and changed our reportable segments to divide our international segment into regional segments. We now operate in five reportable segments: U.S. property, Asia property, EMEA property, Latin America property and services. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 19 to our consolidated financial statements included herein).
Executive Overview

We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2015 and includes our U.S. property segment, Asia property segment, EMEA property segment and Latin America property segment.

We also offer tower-related services, including site acquisition, zoning and permitting and structural analysis services, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, we owned or operated as of December 31, 2015:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
Domestic:
United States	21,854	18,235	337
Asia:
India	15,046	—	28
EMEA:
Germany	2,028	—	—
Ghana	2,097	—	16
Nigeria	4,716	—	—
South Africa	1,926	—	—
Uganda	1,393	—	—
EMEA total	12,160	—	16
Latin America:
Brazil	15,758	2,268	47
Chile	1,195	—	6
Colombia	3,026	706	1
Costa Rica	483	—	—
Mexico	8,591	199	49
Peru	610	—	—
Latin America total	29,663	3,173	103
_______________

(1)	Approximately 97% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

On October 21, 2015, we signed a definitive agreement pursuant to which we expect to acquire a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India. Upon closing, we expect to consolidate the full financial results for Viom.

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the year ended December 31, 2015 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2015, we expect to generate over $30 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our property operations. During the year ended December 31, 2015, loss of revenue from tenant lease cancellations or renegotiations represented less than 2% of our property operations revenues.

Property Operations Revenue Growth. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including, but not limited to, amount and type of tenant equipment on the tower, remaining tower capacity and tower location. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased with relatively modest tower augmentation expenditures.
The primary factors affecting the revenue growth in our property segments are:

•	Organic revenue from tenant leases attributable to sites that existed in our portfolio as of the beginning of the prior year period (“legacy sites”);

•	Contractual rent escalations on existing tenant leases, net of churn;

•	New revenue attributable to leasing additional space on our legacy sites; and

•	New revenue attributable to sites acquired or constructed since the beginning of the prior year period (“new sites”).

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless services and our ability to meet the corresponding incremental demand for our wireless real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our legacy site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement the organic growth on our legacy sites by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk-adjusted return on investment objectives. In a majority of our international markets, revenue also often includes the reimbursement of direct costs such as ground rent or power and fuel costs.

Property Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment of our legacy sites, our objective is to add new tenants and new equipment for existing tenants through collocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the financial performance of our tenants and their access to capital and general economic conditions.

Based on industry research and projections, we expect that a number of key industry trends will result in incremental revenue opportunities for us:

•
In less advanced wireless markets where initial voice and data networks are still being deployed, we expect these deployments to drive demand for our tower space as carriers seek to expand their footprints and increase the scope and density of their networks. We have established operations in many of these markets at the early stages of wireless development, which we believe will enable us to meaningfully participate in these deployments.

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

•
Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional sites and equipment to their network as they seek to optimize their network configuration and utilize additional spectrum.

As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as Airtel, Telefónica S.A. and Vodafone Group PLC. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

In emerging markets, such as Ghana, India, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, while advanced device penetration remains low. In more developed urban locations within these markets, early-stage data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as wireless data usage and smartphone penetration within their customer bases begin to accelerate.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on 3G network build outs, with select investments in 4G technology. Consumers in these regions are increasingly adopting smartphones and other advanced devices, and as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which typically requires that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage amongst their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 60,190 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

We have holistic master lease agreements with certain of our tenants that provide for consistent, long-term revenue and a reduction in the likelihood of churn. Our holistic master lease agreements build and augment strong strategic partnerships with our tenants and have significantly reduced collocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

Property Operations New Site Revenue Growth. During the year ended December 31, 2015, we grew our portfolio of communications real estate through the acquisition and construction of approximately 25,370 sites. In a majority of our Asia, EMEA and Latin America markets, the acquisition or construction of new sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2015	2014	2013
U.S.	11,595	900	5,260
Asia	2,330	1,560	1,260
EMEA	4,910	190	485
Latin America	6,535	5,800	6,065

Property Operations Expenses. Direct operating expenses incurred by our property segments include direct site level expenses and consist primarily of ground rent and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes, repairs and maintenance. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our property segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our legacy sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our legacy sites provides significant incremental cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in our existing markets or expand into new markets. Our profit margin growth is therefore positively impacted by the addition of new tenants to our legacy sites and can be temporarily diluted by our development activities.

Services Segment Revenue Growth. As we continue to focus on growing our property operations, we anticipate that our services revenue will continue to represent a small percentage of our total revenues.

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) and Adjusted Funds From Operations (“AFFO”).

We define Adjusted EBITDA as Net income before Income (loss) on equity method investments; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense); Depreciation, amortization and accretion; and stock-based compensation expense.

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

We present AFFO for the year ended December 31, 2015 before the one-time cash charge incurred in connection with a tax election, pursuant to which one of our subsidiaries no longer operates as a separate REIT, as it is nonrecurring and we do not believe it is an indication of our operating performance.
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

Results of Operations
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except percentages)

Revenue

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Property
U.S.	$3,157,501	$2,639,790	$2,189,365	20%	21%
Asia	242,223	219,566	191,355	10	15
EMEA	395,092	315,053	295,681	25	7
Latin America	885,572	832,445	610,689	6	36
Total property	4,680,388	4,006,854	3,287,090	17	22
Services	91,128	93,194	74,317	(2)	25
Total revenues	$4,771,516	$4,100,048	$3,361,407	16%	22%

For the year ended December 31, 2015:

•
The increase in U.S. property segment revenue was primarily attributable to growth of (i) 11% due to 11,449 new sites from the Verizon Transaction, which resulted in an increase of $296.8 million in revenue and (ii) 7% from legacy sites, including 6% from new tenant leases and amendments to existing tenant leases and 1% from contractual rent escalations, net of churn. The remaining revenue increase was attributable to approximately 1,045 new sites (excluding the Verizon Transaction) and the impact of straight-line lease accounting.

•
The increase in Asia property segment revenue was attributable to growth of (i) 11% due to approximately 3,890 new sites and (ii) 5% from legacy sites, including 7% generated from new tenant leases, partially offset by a 1% reduction in pass-through revenue due to declining fuel costs and consumption and a 1% decrease due to churn, net of contractual rent escalations. Revenue growth was partially offset by the negative impact from foreign currency translation of 6% related to fluctuations in Indian Rupee (“INR”).

•
The increase in EMEA property segment revenue was attributable to growth of (i) 37% due to approximately 5,100 new sites, including 4,716 new sites from the Airtel acquisition in Nigeria, which contributed $109.7 million in revenue and (ii) 9% from legacy sites, including 6% from contractual rent escalations, net of churn, and 4% from new tenant leases and amendments to existing tenant leases, partially offset by a 1% reduction in pass-through revenue due to declining fuel costs and consumption. Revenue growth was partially offset by a decrease of 20% attributable to the negative impact from foreign currency translation, which included, among others, 8% related to fluctuations in Ghanaian Cedi (“GHS”), 4% related to fluctuations in both South African Rand (“ZAR”) and Uganda Shilling, as well as the impact of straight-line lease accounting.

•
The increase in Latin America property segment revenue was primarily attributable to growth of (i) 26% due to approximately 12,335 new sites, including 5,483 sites acquired from TIM and (ii) 11% growth from legacy sites, including 7% generated from new tenant leases and amendments to existing tenant leases and 4% from contractual rent escalations, net of churn. The remaining revenue increase was due to the impact of straight-line lease accounting. Revenue growth was partially offset by a decrease of 32% attributable to the negative impact from foreign currency translation, which included, among others, 20% related to fluctuations in Brazilian Reais (“BRL”) and 8% related to fluctuations in Mexican Pesos (“MXN”).

•	The decrease in services segment revenue was primarily attributable to a decrease in structural engineering services.
For the year ended December 31, 2014:

•
The increase in U.S. property segment revenue was primarily attributable to growth of (i) 11% due to approximately 4,860 new sites, as well as managed rooftop and tower sites and land interests under third-party sites, in connection with our acquisition of MIPT, which accounted for $247.1 million of additional revenue and (ii) 9% from legacy sites, including 8% from new tenant leases and amendments to existing tenant leases and 1% from contractual rent escalations, net of churn. The remaining increase was due to approximately 1,300 new sites (excluding MIPT), partially offset by the impact of straight-line lease accounting.

•
The increase in Asia property segment revenue was attributable to growth of (i) 10% from legacy sites, including 12% from new tenant leases, partially offset by a decrease of 2% due to churn, net of contractual rent escalations and (ii) 11% due to approximately 2,820 new sites. Revenue growth was partially offset by a decrease of 5% attributable to the negative impact from foreign currency translation related to fluctuations in INR, as well as the impact of straight-line lease accounting.

•
The increase in EMEA property segment revenue was primarily attributable to growth of (i) 19% from legacy sites, including 13% from new tenant leases and amendments to existing tenant leases and 6% attributable to contractual rent escalations, net of churn and (ii) 6% due to approximately 675 new sites. The remaining revenue growth was due to the impact of straight-line lease accounting. Revenue growth was partially offset by a decrease of 19% attributable to the negative impact from foreign currency translation, which included, among others, 15% related to fluctuations in GHS.

•
The increase in Latin America property segment revenue was primarily attributable to growth of (i) 30% due to approximately 11,865 new sites (including approximately 460 sites in Costa Rica in connection with our acquisition of MIPT) and (ii) 13% from legacy sites, including 10% from new tenant leases and amendments to existing tenant leases and 3% from contractual rent escalations, net of churn. The remaining revenue increase was due to the impact of straight-line lease accounting. Revenue growth was partially offset by a decrease of 9% attributable to the negative impact from foreign currency translation, which included, among others, 5% related to fluctuations in BRL.

•
The increase in services segment revenue was primarily attributable to site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

Gross Margin

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Property
U.S.	$2,479,002	$2,124,048	$1,783,946	17%	19%
Asia	115,349	97,769	81,710	18	20
EMEA	231,272	188,339	174,559	23	8
Latin America	592,152	552,465	441,345	7	25
Total property	3,417,775	2,962,621	2,481,560	15	19
Services	58,135	55,546	43,753	5%	27%

For the year ended December 31, 2015:

•
The increase in U.S. property segment gross margin was primarily attributable to growth of 8% from legacy sites and 7% due to new sites from the Verizon Transaction, primarily associated with the increase in revenue described above. The remaining gross margin growth was due to new sites (excluding the Verizon Transaction) and the impact of straight-line lease accounting.

•
The increase in Asia property segment gross margin was attributable to growth of 14% from legacy sites and 11% due to new sites, primarily associated with the increase in revenue described above. Gross margin growth was partially offset by a decrease of 6% attributable to the negative impact from foreign currency translation related to fluctuations in INR, as well as the impact of straight-line lease accounting.

•
The increase in EMEA property segment gross margin was primarily attributable to growth of 27% due to new sites from the Airtel acquisition, as well as 16% from legacy sites, primarily associated with the increase in revenue described above. The remaining gross margin growth was from new sites (excluding Airtel) and the impact of straight-line lease accounting. Gross margin growth was partially offset by a decrease of 21% attributable to the negative impact from foreign currency translation, which included, among others, 7% related to fluctuations in GHS and 5% related to fluctuations in both ZAR and the Euro.

•
The increase in Latin America property segment gross margin was primarily attributable to growth of 24% due to new sites and 11% from legacy sites, primarily associated with the increase in revenue described above. The remaining gross margin growth was due to the impact of straight-line lease accounting. Gross margin growth was partially offset by a decrease of 31% attributable to the negative impact from foreign currency translation, which included, among others, 20% related to fluctuations in BRL and 8% related to fluctuations in MXN.

•	The increase in services segment gross margin was primarily attributable to efficiencies in our tower services.
For the year ended December 31, 2014:

•
The increase in U.S. property segment gross margin was primarily attributable to growth of 10% due to new sites from our acquisition of MIPT, as well as 9% from legacy sites, primarily associated with the increase in revenue as described above. The remaining gross margin growth was due to new sites (excluding MIPT), partially offset by the impact of straight-line lease accounting.

•
The increase in Asia property segment gross margin was primarily attributable to growth of 13% from legacy sites and 11% due to new sites, primarily associated with the increase in revenue described above. The remaining gross margin growth was due to the impact of straight-line lease accounting. Gross margin growth was partially offset by 5% attributable to the negative impact from foreign currency translation related to fluctuations in INR.

•
The increase in EMEA property segment gross margin was primarily attributable to growth of 19% from legacy sites and 6% due to new sites, primarily associated with the increase in revenue described above. The remaining gross margin growth was due to the impact of straight-line lease accounting. Gross margin growth was partially offset by a decrease of 18% attributable to the negative impact from foreign currency translation, which included, among others, 14% related to fluctuations in GHS.

•
The increase in Latin America property segment gross margin was primarily attributable to growth of 20% due to new sites (including MIPT) as well as 11% from legacy sites, primarily associated with the increase in revenue described above, and included the negative impact of 1% as a result of the early termination of a portion of the notes receivable with TV Azteca, which provided a positive impact to 2013 gross margin. The remaining gross margin growth was due to the impact of straight-line lease accounting. Gross margin growth was partially offset by 8% attributable to the negative impact from foreign currency translation, which included, among others, 5% related to fluctuations in BRL.

•	The increase in services segment gross margin was due to the increase in revenue as described above.

Selling, General, Administrative and Development Expense

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Property
U.S.	$138,617	$124,944	$103,989	11%	20%
Asia	22,771	19,632	15,630	16	26
EMEA	48,672	39,553	39,076	23	1
Latin America	62,111	66,890	62,756	(7)	7
Total property	272,171	251,019	221,451	8	13
Services	15,724	12,469	9,257	26	35
Other (1)	209,940	183,054	184,837	15	(1)
Total selling, general, administrative and development expense	$497,835	$446,542	$415,545	11%	7%
_______________

(1)	Certain expenses previously reflected in segment SG&A for the years ended December 31, 2014 and 2013 have been reclassified and are now reflected as Other SG&A.

Year Ended December 31, 2015

The increases in our U.S., Asia and EMEA property segments’ selling, general, administrative and development expense (“SG&A”) were primarily driven by increasing personnel costs to support our business, including additional costs associated with transactions such as the Verizon Transaction in our U.S. property segment and the Airtel acquisition in our EMEA property segment. The EMEA property SG&A increase included an increase in bad debt expense and was partially offset by a decrease attributable to the impacts of foreign currency fluctuations.

The decrease in our Latin America property segment SG&A was primarily due to the impacts of foreign currency fluctuations, partially offset by increased personnel costs to support the growth of our business and an increase in bad debt expense.

The increase in services segment SG&A was primarily due to increased personnel costs.

The increase in other SG&A was due to an increase in corporate SG&A of $16.7 million and an increase in stock-based compensation expense of $10.2 million.  Corporate SG&A reflects an increase in legal costs, as corporate SG&A during the year ended December 31, 2014 was favorably impacted by the recovery of legal expenses.  In addition, during the year ended December 31, 2015, corporate SG&A increased due to an increase in personnel costs to support our business.

Year Ended December 31, 2014

The increases in our property segments’ SG&A were primarily driven by increasing personnel costs to support our business, including additional costs associated with our acquisitions, such as MIPT in our U.S. property segment. U.S. property segment SG&A also included an increase of $11.0 million associated with project cancellation costs. The Asia, EMEA and Latin America property segment SG&A increases were partially offset by decreases attributable to impacts of foreign currency fluctuations. In each of our Latin America and EMEA property segments, the increase was partially offset by the reversal of bad debt expense for amounts previously reserved.

The increase in services segment SG&A was primarily due to higher personnel costs related to the additional site acquisition, zoning and permitting services associated with certain tenants’ next generation technology network upgrade projects, including an increase in volume as a result of the additional sites acquired as part of the acquisition of MIPT.

The decrease in other SG&A was primarily due to a decrease in corporate SG&A of $15.5 million, which was partially offset by an increase of $11.7 million related to stock-based compensation expense. The decrease in corporate SG&A was primarily related to a reduction in legal expenses of $22.5 million, including the recovery of expenses during the year ended December 31, 2014, and the reversal of a $2.8 million reserve associated with a non-recurring state tax item. The decrease in corporate SG&A was partially offset by an increase in personnel costs to support our business.

Operating Profit

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Property
U.S.	$2,340,385	$1,999,104	$1,679,957	17%	19%
Asia	92,578	78,137	66,080	18	18
EMEA	182,600	148,786	135,483	23	10
Latin America	530,041	485,575	378,589	9	28
Total property	3,145,604	2,711,602	2,260,109	16	20
Services	42,411	43,077	34,496	(2)%	25%

Year Ended December 31, 2015

The growth in operating profit for each of our U.S., Asia and EMEA property segments was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

The growth in operating profit in our Latin America property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.

The decrease in services segment operating profit was primarily attributable to an increase in our services segment SG&A and was partially offset by an increase in our segment gross margin.

Year Ended December 31, 2014

The growth in operating profit for each of our reportable segments was primarily attributable to an increase in our segment gross margin and was partially offset by an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Depreciation, amortization and accretion	$1,285,328	$1,003,802	$800,145	28%	25%

The increase for each period was primarily attributable to the depreciation, amortization and accretion expense associated with the acquisition, lease or construction of new sites since the beginning of the prior period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Other operating expenses	$66,696	$68,517	$71,539	(3)%	(4)%

The decrease in other operating expenses for the year ended December 31, 2015 was primarily attributable to a net decrease of $3.1 million in integration, acquisition and merger related expenses, partially offset by an increase of $1.3 million in losses on sales or disposals of assets and impairments.

The decrease in other operating expenses for the year ended December 31, 2014 was primarily attributable to a decrease of $4.0 million from impairment charges and net losses on sales or disposals of long-lived assets and was partially offset by a net increase of $2.4 million in integration, acquisition and merger related costs.

Interest Income, TV Azteca, net

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Interest income, TV Azteca, net	$11,209	$10,547	$22,235	6%	(53)%

The increase for the year ended December 31, 2015 was due to a decrease in the offsetting interest expense under the agreement with TV Azteca.

The decrease for the year ended December 31, 2014 was due to a payment from TV Azteca received during the year ended December 31, 2013, which included $28.0 million of principal on notes receivable, related interest and a prepayment penalty of $4.9 million. In addition, we recorded additional interest income of $2.7 million related to the write-off of a portion of the unamortized discount associated with the original notes receivable.

Interest Expense

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Interest expense	$595,949	$580,234	$458,296	3%	27%

The increases in interest expense for the years ended December 31, 2015 and 2014 were primarily attributable to an increase of $1.9 billion and $3.9 billion, respectively, in our average debt outstanding, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.06% to 3.67% and 4.40% to 4.06%, respectively. The weighted average contractual interest rate was 3.45% at December 31, 2015.

Loss on Retirement of Long-Term Obligations

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Loss on retirement of long-term obligations	$79,606	$3,473	$38,701	2,192%	(91)%

During the year ended December 31, 2015, we redeemed all of the outstanding 7.000% senior notes due 2017 (the “7.000% Notes”) and 4.625% senior notes due 2015 (the “4.625% Notes”) and recorded a loss of $74.3 million and $3.7 million, respectively, which included prepayment consideration, the remaining portion of unamortized deferred financing costs and, with respect to the 7.000% Notes, the write-off of the remaining settlement cost of a treasury rate lock.

During the year ended December 31, 2014, we paid prepayment consideration primarily in connection with the prepayment of certain assumed debt, which was partially offset by the write-off of unamortized premium associated with the fair value adjustments of assumed debt. In addition, we recorded a loss of $1.4 million as a result of settling a previously existing interest rate swap agreement in Colombia.

During the year ended December 31, 2013, we recorded a loss of $35.3 million due to the repayment of $1.75 billion of secured debt and incurred prepayment consideration and recorded the acceleration of deferred financing costs. In addition, we recorded a loss of $3.4 million related to the acceleration of the remaining deferred financing costs associated with the termination of a revolving credit facility and term loan.

Other Expense

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Other expense	$134,960	$62,060	$207,500	117%	(70)%

Other expense consists primarily of realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

During the year ended December 31, 2015, we recorded net realized foreign currency losses of $63.2 million and net unrealized foreign currency losses of $71.5 million in Other expense.

During the year ended December 31, 2014, we recorded net foreign currency losses of $482.5 million, of which $419.3 million was recorded in Accumulated other comprehensive income (loss) (“AOCI”) and $63.2 million was recorded as foreign currency losses in Other expense. We recorded $209.5 million of net foreign currency losses in Other expense during the year ended December 31, 2013.

Income Tax Provision

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Income tax provision	$157,955	$62,505	$59,541	153%	5%
Effective tax rate	19.0%	7.2%	11.0%

The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2015, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT as well as adjustments for foreign items. As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations.

Effective July 25, 2015, we filed a tax election, pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes. In connection with this and related elections, we incurred a one-time cash tax charge of $93.0 million and a one-time deferred income tax benefit of $5.8 million in the year ended December 31, 2015. We also recorded a charge of $13.1 million resulting from a change in income tax law in Ghana.

The ETR for the years ended December 31, 2014 and 2013 included an expense of $2.6 million and $21.5 million, respectively, resulting from the restructuring of certain of our domestic TRSs.

Net Income/Adjusted EBITDA

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Net income	$672,007	$803,199	$482,208	(16)%	67%
Income tax provision	157,955	62,505	59,541	153	5
Other expense	134,960	62,060	207,500	117	(70)
Loss on retirement of long-term obligations	79,606	3,473	38,701	2,192	(91)
Interest expense	595,949	580,234	458,296	3	27
Interest income	(16,479)	(14,002)	(9,706)	18	44
Other operating expenses	66,696	68,517	71,539	(3)	(4)
Depreciation, amortization and accretion	1,285,328	1,003,802	800,145	28	25
Stock-based compensation expense	90,537	80,153	68,138	13	18
Adjusted EBITDA	$3,066,559	$2,649,941	$2,176,362	16%	22%

Year Ended December 31, 2015

The decrease in net income was primarily due to increases in depreciation, amortization and accretion expense, income tax provision, loss on retirement of long-term obligations, other expenses, other SG&A and interest expense, which were partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $41.1 million, excluding the impact of stock-based compensation expense.

Year Ended December 31, 2014

The increase in net income was primarily due to the increase in our operating profit, as well as decreases in other expense and loss on retirement of long-term obligations. The increase in net income was partially offset by increases in depreciation, amortization and accretion expense, interest expense and stock-based compensation expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin, and was partially offset by an increase in SG&A of $19.3 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
Net income	$672,007	$803,199	$482,208	(16)%	67%
Real estate related depreciation, amortization and accretion	1,128,340	878,714	701,292	28	25
Losses from sale or disposal of real estate and real estate related impairment charges	29,427	18,160	32,475	62	(44)
Dividends on preferred stock	(90,163)	(23,888)	—	277	N/A
Adjustments for unconsolidated affiliates and noncontrolling interest	(6,429)	(1,815)	41,000	(254)	(104)
NAREIT FFO	$1,733,182	$1,674,370	$1,256,975	4	33
Straight-line revenue	(154,959)	(123,716)	(147,664)	25	(16)
Straight-line expense	56,076	38,378	29,732	46	29
Stock-based compensation expense	90,537	80,153	68,138	13	18
Non-cash portion of tax provision	897	(6,707)	7,865	113	(185)
Non-real estate related depreciation, amortization and accretion	156,988	125,088	98,853	26	27
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	22,575	8,622	22,955	162	(62)
Other expense (1)	134,960	62,060	207,500	117	(70)
Loss on retirement of long-term obligations	79,606	3,473	38,701	2,192	(91)
Other operating expenses (2)	37,269	50,357	39,064	(26)	29
Capital improvement capital expenditures	(89,867)	(75,041)	(81,218)	20	(8)
Corporate capital expenditures	(16,447)	(24,146)	(30,383)	(32)	(21)
Adjustments for unconsolidated affiliates and noncontrolling interest	6,429	1,815	(41,000)	254	104
MIPT one-time cash tax charge (3)	93,044	—	—	N/A	N/A
AFFO	$2,150,290	$1,814,706	$1,469,518	18%	23%
_______________

(1)	Primarily includes realized and unrealized losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes acquisition-related costs, integration costs, losses from sale of assets and impairment charges.

(3)
As the one-time tax charge incurred in connection with the MIPT tax election is nonrecurring, we do not believe it is an indication of our operating performance and believe it is more meaningful to present AFFO excluding this impact. Accordingly, we present AFFO for the year ended December 31, 2015 before this charge.

AFFO growth for the year ended December 31, 2015 was primarily attributable to the increase in our operating profit and was partially offset by increases in dividends on preferred stock, corporate SG&A and a net increase in capital improvement and corporate capital expenditures.

AFFO growth for the year ended December 31, 2014 was primarily attributable to the increase in our operating profit and a decrease in capital improvement and corporate capital expenditures, partially offset by increases in cash paid for interest and taxes and dividends on preferred stock.

Liquidity and Capital Resources
Overview
During the year ended December 31, 2015, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2015 financing transactions included:

•
The issuance of 13,750,000 depositary shares, each representing a 1/10th interest in a share of the Series B Preferred Stock, and 25,850,000 shares of common stock. We used the aggregate net proceeds of $3.78 billion to fund a portion of the Verizon Transaction.

•
The completion of registered public offerings of $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 (the “2.800% Notes”) and $750.0 million aggregate principal amount of 4.000% senior unsecured notes due 2025 (the “4.000% Notes”). We used the net proceeds of $1.48 billion to repay existing indebtedness under our multi-currency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

•
The receipt of incremental commitments under the 2013 Credit Facility and our senior unsecured credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”), giving us the ability to borrow up to $2.75 billion under the 2013 Credit Facility and $2.0 billion under the 2014 Credit Facility.

•
The repayment of the Secured Tower Revenue Notes, Global Tower Series 2011-1, Class C, Secured Tower Revenue Notes, Global Tower Series 2011-2, Class C and Class F and Secured Tower Revenue Notes, Global Tower Series 2013-1, Class C and Class F (collectively, the “GTP AP Notes”) with proceeds from the 2015 Securitization.

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes our liquidity as of December 31, 2015 (in thousands):

Available under the 2013 Credit Facility	$1,525,000
Available under the 2014 Credit Facility	20,000
Letters of credit	(10,624)
Total available under credit facilities, net	1,534,376
Cash and cash equivalents	320,686
Total liquidity	$1,855,062
Subsequent to December 31, 2015, we repaid the $1.2 billion outstanding under the 2013 Credit Facility using proceeds from the issuance of $750.0 million aggregate principal amount of the 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of the 4.400% senior unsecured notes due 2026 (the “4.400% Notes”) and cash on hand. As a result, our liquidity increased by $1.2 billion.
Summary cash flow information is set forth below for the years ended December 31, (in thousands):

	2015	2014	2013
Net cash provided by (used for):
Operating activities	$2,183,052	$2,134,589	$1,599,047
Investing activities	(7,741,735)	(1,949,548)	(5,173,337)
Financing activities	5,589,101	(134,591)	3,525,565
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(23,224)	(30,534)	(26,317)
Net increase (decrease) in cash and cash equivalents	$7,194	$19,916	$(75,042)
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

As of December 31, 2015, we had total outstanding indebtedness of $17.2 billion, with a current portion of $50.2 million. During the year ended December 31, 2015, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2016, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of December 31, 2015, we had $223.5 million of cash and cash equivalents held by our foreign subsidiaries, of which $68.1 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.
Cash Flows from Operating Activities

Adjusted EBITDA growth of $416.6 million was offset by higher working capital as well as higher cash taxes and interest costs, resulting in a $48.5 million increase in cash provided by operating activities for the year ended December 31, 2015. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2014, include:

•	An increase of approximately $87.8 million in cash paid for taxes, driven primarily by the MIPT one-time cash tax charge of $93.0 million;

•	A decrease in capital contributions, tenant settlements and other prepayments of approximately $99.0 million;

•	An increase of approximately $29.9 million in cash paid for interest;

•	A decrease of approximately $34.9 million in termination and decommissioning fees;

•	A decrease of approximately $49.0 million in customer receipts due to timing; and

•	A decrease due to the non-recurrence of a 2014 value added tax refund of approximately $60.3 million.
For the year ended December 31, 2014, cash provided by operating activities increased $535.5 million as compared to the year ended December 31, 2013. This increase was primarily due to an increase in the operating profit of our property segments, cash provided by working capital and a decrease in restricted cash, partially offset by increases in cash paid for interest and taxes. Working capital was positively impacted by the receipt of capital contributions from tenants and a value added tax refund, partially offset by an increase in accounts receivable.
Cash Flows from Investing Activities

Our significant investing activities during the year ended December 31, 2015 are highlighted below:

•	We spent $5.059 billion for the Verizon Transaction.

•	We spent $796.9 million for the acquisition of 5,483 communications sites from TIM in Brazil.

•	We spent $1.1 billion for the acquisition of 4,716 communications sites from certain of Airtel’s subsidiaries in Nigeria.

•	We spent $728.8 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$245.1
Ground lease purchases	140.5
Capital improvements and corporate expenditures	106.3
Redevelopment	162.1
Start-up capital projects	74.8
Total capital expenditures	$728.8
_______________

(1)	Includes the construction of 3,235 communications sites globally and the installation of 17 shared generators domestically.
Our significant investing transactions in 2014 included the following:

•	We completed the acquisition of 100% of the equity interests of BR Towers for a preliminary purchase price of $568.9 million, net of debt assumed and outstanding preferred stock.

•
We spent $441.7 million for the acquisition of approximately 400 communications sites in Brazil, Ghana, Mexico, Uganda and the United States, as well as to satisfy obligations related to sites acquired during the year ended December 31, 2013 in Brazil, South Africa and the United States.

•	We spent $974.4 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$521.6
Ground lease purchases	133.7
Capital improvements and corporate expenditures	99.2
Redevelopment	194.4
Start-up capital projects	25.5
Total capital expenditures	$974.4
_______________

(1)	Includes the construction of 3,133 communications sites globally and the installation of 530 shared generators domestically.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt, as necessary, consistent with our long-term financial policies. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2016 total capital expenditures, including expected capital expenditures related to Viom, will be between $700 million and $800 million, as follows (in millions):

Discretionary capital projects (1)	$170	to	$200
Ground lease purchases	130	to	150
Capital improvements and corporate expenditures	120	to	130
Redevelopment	190	to	210
Start-up capital projects	90	to	110
Total capital expenditures	$700	to	$800
_______________

(1)	Includes the construction of approximately 2,500 to 3,000 communications sites globally.

Cash Flows from Financing Activities

Our significant financing transactions were as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Proceeds from term loan, net	$500.0	$—	$750.0
Proceeds from issuance of senior notes, net	1,492.3	1,415.8	2,221.8
Proceeds from the issuance of preferred stock, net	1,337.9	583.1	—
Proceeds from issuance of securitized debt	875.0	—	1,778.5
Repayment of securitized debt	(964.9)	—	(1,750.0)
Proceeds from the issuance of common stock, net	2,440.3	—	—
Repayment of senior notes	(1,100.0)	—	—
Proceeds from (repayments of) credit facilities, net	2,105.0	(841.0)	684.0
Distributions paid on common stock (1)	(710.9)	(404.6)	(434.7)
_______________

(1)	The fourth quarter 2014 dividend was paid in January 2015.

Refinancing of GTP Acquisition Partners Securitization. On May 29, 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of our wholly owned subsidiaries, repaid all amounts outstanding under the GTP AP Notes, plus prepayment consideration and other costs and expenses related thereto, with cash on hand and proceeds from the issuance of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series

2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) in the 2015 Securitization. The 2015 Notes were issued by GTP Acquisition Partners pursuant to a Third Amended and Restated Indenture and related series supplements, each dated as of May 29, 2015 (collectively, the “2015 Indenture”), between GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and The Bank of New York Mellon, as trustee. The Series 2015-1 Notes have an interest rate of 2.350%, an anticipated repayment date of June 15, 2020 and a final repayment date of June 15, 2045. The Series 2015-2 Notes have an interest rate of 3.482%, an anticipated repayment date of June 16, 2025 and a final repayment date of June 15, 2050.

Amounts due under the 2015 Notes will be paid solely from the cash flows generated from the operation of the 3,609 2015 Secured Sites. GTP Acquisition Partners is required to make monthly payments of interest on the 2015 Notes, commencing in July 2015. Subject to certain limited exceptions (described below), no payments of principal will be required to be made prior to June 15, 2020, which is the anticipated repayment date for the Series 2015-1 Notes.

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

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 2015 Secured Sites and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

The 2015 Indenture includes covenants and other restrictions customary for notes issued in rated securitizations. Among other things, the GTP Entities are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. The organizational documents of the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The 2015 Indenture also contains certain covenants that require GTP Acquisition Partners to provide the trustee with regular financial reports and operating budgets, promptly notify the trustee of events of default and material breaches under the Indenture and other agreements related to the 2015 Secured Sites and allow the trustee reasonable access to the 2015 Secured Sites, including the right to conduct site investigations. Further, under the 2015 Indenture, GTP Acquisition Partners is required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service.

Common Stock Offering. On March 3, 2015, we completed a registered public offering of 23,500,000 shares of our common stock, par value $0.01 per share, at $97.00 per share. On March 5, 2015, we issued an additional 2,350,000 shares of our common stock in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were $2.44 billion after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund a portion of the Verizon Transaction.

Preferred Stock Offering. On March 3, 2015, we completed a registered public offering of 12,500,000 depositary shares, each representing a 1/10th interest in a share of the Series B Preferred Stock, at $100.00 per depositary share. On March 5, 2015, we issued an additional 1,250,000 depositary shares in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were $1.34 billion after deducting commissions and estimated expenses. We used the net proceeds from this offering to fund a portion of the Verizon Transaction.

Unless converted or redeemed earlier, each share of the Series B Preferred Stock will convert automatically on February 15, 2018, into between 8.5911 and 10.3093 shares of common stock, depending on the applicable market value of our common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to February 15, 2018, holders of the Series B Preferred Stock may elect to convert all or a portion of their shares into our common stock at the minimum conversion rate then in effect.

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

Senior Notes Offerings

2.800% Senior Notes and 4.000% Senior Notes Offering. On May 7, 2015, we completed a registered public offering of $750.0 million aggregate principal amount of the 2.800% Notes and $750.0 million aggregate principal amount of the 4.000% Notes. The net proceeds from this offering were approximately $1,480.1 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 2.800% Notes will mature on June 1, 2020 and bear interest at a rate of 2.800% per annum. The 4.000% Notes will mature on June 1, 2025 and bear interest at a rate of 4.000% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2015. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on May 7, 2015.

3.300% Senior Notes and 4.400% Senior Notes Offering. On January 12, 2016, we completed a registered public offering of $750.0 million aggregate principal amount of the 3.300% Notes and $500.0 million aggregate principal amount of the 4.400% Notes. The net proceeds from this offering were approximately $1,237.2 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility and for general corporate purposes.
The 3.300% Notes will mature on February 15, 2021 and bear interest at a rate of 3.300% per annum. The 4.400% Notes will mature on February 15, 2026 and bear interest at a rate of 4.400% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2016. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on January 12, 2016.
We may redeem each series of the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 2.800% Notes on or after May 1, 2020, the 4.000% Notes on or after March 1, 2025, the 3.300% Notes on or after January 15, 2021 or the 4.400% Notes on or after November 15, 2025, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. Each of the notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

Each of the applicable supplemental indentures for the 2.800% Notes, the 4.000% Notes, the 3.300% Notes and the 4.400% Notes contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, and our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Bank Facilities
In February 2015, we entered into amendment agreements with respect to the (i) Term Loan, (ii) 2013 Credit Facility and (iii) 2014 Credit Facility. After giving effect to these amendments, our permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.00 to 1.00 for the quarter ended December 31, 2015 and (ii) 6.00 to 1.00 thereafter. In addition, we increased the maximum Incremental Term Loan

Commitments (as defined in the agreement governing the Term Loan) to $1.0 billion and increased the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the revolving credit facilities) to $3.5 billion and $2.5 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively.
Effective October 28, 2015, we entered into additional amendment agreements to the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility, which, among other things, (i) extended the maturity dates to January 29, 2021, June 28, 2019 and January 29, 2021, respectively, and (ii) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $250.0 million to $300.0 million. All of the other material terms of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility remain in full force and effect.
Term Loan. Effective February 20, 2015, we borrowed an additional $500.0 million under the Term Loan. As a result, we have $2.0 billion outstanding under the Term Loan.

2013 Credit Facility. On February 20, 2015, we received incremental commitments of $750.0 million and, as a result, have the ability to borrow up to $2.75 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans.

During the year ended December 31, 2015, we borrowed an aggregate of $4.0 billion and repaid an aggregate of $2.7 billion of revolving indebtedness under the 2013 Credit Facility. We primarily used the borrowings to (i) fund a portion of the Verizon Transaction, (ii) fund the Airtel acquisition, (iii) fund the TIM acquisition and (iv) repay other indebtedness. We currently have $3.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. On February 20, 2015, we received incremental commitments of $500.0 million and, as a result, have the ability to borrow up to $2.0 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans.

During the year ended December 31, 2015, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. We primarily used the borrowings to fund a portion of the Verizon Transaction. We currently have $7.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

The Term Loan, the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rates range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The margin over LIBOR for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility is 1.250%.
The 2013 Credit Facility and the 2014 Credit Facility are subject to two optional renewal periods. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility and the 2014 Credit Facility is required, ranging from 0.100% to 0.400% per annum, based upon our debt ratings, and is currently 0.150%.
The loan agreements for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Redemption of Senior Notes. On February 11, 2015, we redeemed all of the outstanding 4.625% Notes at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of $613.6 million, including $10.0 million in accrued and unpaid interest. On April 29, 2015, we redeemed all of the outstanding 7.000% Notes at a price equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of $571.7 million, including $1.4 million in accrued and unpaid interest. These redemptions were funded with borrowings under our existing credit facilities and cash on hand. Upon completion of these redemptions, none of the 4.625% Notes or the 7.000% Notes remained outstanding.
Stock Repurchase Program. In March 2011, our Board of Directors approved a $1.5 billion stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.1 billion of our common stock. Since September 2013, we have temporarily suspended repurchases under the program.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2015, we received an aggregate of $50.7 million in proceeds upon exercises of stock options and from the ESPP.
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
The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will be dependent upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.

We have two series of preferred stock outstanding, the Series A Preferred Stock, with a dividend rate of 5.25%, and the Series B Preferred Stock, with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the year ended December 31, 2015, we paid an aggregate of:

•	$5.25 per share, or $31.6 million, to Series A preferred stockholders of record, including the fourth quarter dividend of $1.3125 per share, or $7.9 million, and

•	$38.6528 per share, or $53.1 million, to Series B preferred stockholders of record, including the fourth quarter dividend of $13.75 per share, or $18.9 million.

In addition, on February 16, 2016, we paid dividends of $1.3125 per share, or $7.9 million, to Series A preferred stockholders of record at the close of business on February 1, 2016 and $13.75 per share, or $18.9 million, to Series B preferred stockholders of record at the close of business on February 1, 2016.
During the year ended December 31, 2015, we declared an aggregate of $766.4 million in regular cash distributions payable to our common stockholders, which included our fourth quarter distribution of $0.49 per share ($207.7 million) payable on January 13, 2016 to common stockholders of record at the close of business on December 16, 2015.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of December 31, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $5.1 million. During the year ended December 31, 2015, we paid $1.3 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common and preferred stockholders during the year ended December 31, 2015, see note 14 to our consolidated financial statements included in this Annual Report.
Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt, including current portion:
American Tower subsidiary debt:
Series 2013-1A Securities (1)	$—	$—	$500,000	$—	$—	$—	$500,000
Series 2013-2A Securities (2)	—	—	—	—	—	1,300,000	1,300,000
Series 2015-1 Notes (3)	—	—	—	—	350,000	—	350,000
Series 2015-2 Notes (4)	—	—	—	—	—	525,000	525,000
2012 GTP Notes (5)	5,640	93,503	—	172,987	—	—	272,130
Unison Notes (6)	—	67,000	—	—	129,000	—	196,000
BR Towers debentures (7)	6,049	7,465	8,614	12,043	11,951	39,097	85,219
Shareholder loans (8)	—	—	—	145,540	—	—	145,540
South African facility (9)	10,731	10,731	10,731	10,731	10,733	—	53,657
Colombian credit facility (10)	6,350	9,525	9,525	9,525	12,701	12,702	60,328
Brazil credit facility (11)	—	—	—	—	—	21,868	21,868
Indian working capital facility (12)	8,752	—	—	—	—	—	8,752
Total American Tower subsidiary debt	37,522	188,224	528,870	350,826	514,385	1,898,667	3,518,494
American Tower Corporation debt:
Term Loan	—	—	—	—	—	2,000,000	2,000,000
2013 Credit Facility	—	—	—	1,225,000	—	—	1,225,000
2014 Credit Facility	—	—	—	—	—	1,980,000	1,980,000
4.500% senior notes	—	—	1,000,000	—	—	—	1,000,000
3.40% senior notes	—	—	—	1,000,000	—	—	1,000,000
7.25% senior notes	—	—	—	300,000	—	—	300,000
2.800% Notes	—	—	—	—	750,000	—	750,000
5.050% senior notes	—	—	—	—	700,000	—	700,000
3.450% senior notes	—	—	—	—	—	650,000	650,000
5.900% senior notes	—	—	—	—	—	500,000	500,000
4.70% senior notes	—	—	—	—	—	700,000	700,000
3.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
5.00% senior notes	—	—	—	—	—	1,000,000	1,000,000
4.000% Notes	—	—	—	—	—	750,000	750,000
Total American Tower Corporation debt	—	—	1,000,000	2,525,000	1,450,000	8,580,000	13,555,000
Long-term obligations, excluding capital leases	37,522	188,224	1,528,870	2,875,826	1,964,385	10,478,667	17,073,494
Cash interest expense	584,164	577,391	524,677	456,734	378,094	682,120	3,203,180
Capital lease payments (including interest)	20,697	17,711	16,876	15,423	11,753	173,398	255,858
Total debt service obligations	642,383	783,326	2,070,423	3,347,983	2,354,232	11,334,185	20,532,532
Operating lease payments (13)	721,596	709,377	690,184	669,562	643,124	6,416,213	9,850,056
Other non-current liabilities (14)(15)	6,131	6,923	14,975	7,219	707	2,595,602	2,631,557
Total	$1,370,110	$1,499,626	$2,775,582	$4,024,764	$2,998,063	$20,346,000	$33,014,145
_______________

(1)	Represents anticipated repayment date; final legal maturity is March 15, 2043.

(2)	Represents anticipated repayment date; final legal maturity is March 15, 2048.

(3)	Represents anticipated repayment date; final legal maturity is June 15, 2045.

(4)	Represents anticipated repayment date; final legal maturity is June 15, 2050.

(5)	Assumed by us in connection with the acquisition of MIPT.

(6)	Secured debt assumed by us in connection with the Unison Acquisition. Anticipated repayment dates begin April 15, 2017; final legal maturity date is April 15, 2040.

(7)	Publicly issued debentures assumed in connection with our acquisition of BR Towers and denominated in BRL. The BR Towers debentures amortize through October 15, 2023.

(8)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in USD.

(9)	Denominated in ZAR and amortizes through December 17, 2020.

(10)	Denominated in COP and amortizes through April 24, 2021.

(11)	Denominated in BRL and matures on January 15, 2022.

(12)	Denominated in INR.

(13)
Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases.

(14)
Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(15)
Excludes $14.7 million of liabilities for unrecognized tax positions and $16.7 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

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

Internally Generated Funds. Because the majority of our tenant leases are multi-year contracts, a significant majority of the revenues generated by our property operations as of the end of 2015 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities is dependent upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of December 31, 2015, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended December 31, 2015 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.00:1.00 (4)	~ $5.3	~ $0.8
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $6.1 (5)	~ $2.0 (5)
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our existing debt levels.

(4)
The required ratio is ≤ 7.00:1.00 for the quarter ended December 31, 2015 and ≤ 6.00:1.00 thereafter. If the required ratio as of December 31, 2015 had been ≤6.00: 1.00, our additional debt capacity would have been $2.1 billion and our capacity for Adjusted EBITDA decrease would have been $0.3 billion.

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

Failure to comply with the financial maintenance tests and certain other covenants of the loan agreements for our credit facilities could not only prevent us from being able to borrow additional funds under these credit facilities, but may constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for these credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next 12 months will be sufficient to comply with these covenants.

Restrictions Under Agreements Relating to the 2015 Securitization and the 2013 Securitization. The 2015 Indenture and the loan agreement related to the 2013 Securitization include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) and GTP Acquisition Partners are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2015, $111.3 million held in such reserve accounts was classified as restricted cash.

Certain information with respect to each of the 2015 Securitization and the 2013 Securitization is set forth below ($ in millions). The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes or the Loan, as applicable, that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2015	DSCR as of December 31, 2015	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$145.3 (5)	7.10x	$154.8	$158.8
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(6)	$621.9	10.78x	$455.7	$462.9
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of December 31, 2015 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)	Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

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

(5)	Includes amounts distributed pursuant to the GTP AP Notes prior to the repayment on May 29, 2015.

(6)
An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until such principal has been repaid in full.

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period” all excess cash flow and any amounts then in the reserve accounts because the DSCR was equal to or below the Cash Trap DSCR would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon occurrence and during an event of default, the applicable trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,609 2015 Secured Sites or the 5,186 2013 Secured Towers, respectively, in which case we could lose such sites and the revenue associated with those assets.

As discussed above, we use our available liquidity and seek new sources of liquidity to repay or repurchase our outstanding indebtedness. In addition, in order to fund capital expenditures, future growth and expansion initiatives and satisfy our distribution requirements, we may need to raise additional capital through financing activities. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements, pay preferred stock dividends or refinance our existing indebtedness.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2015. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
During the year ended December 31, 2015, no potential impairment was identified under the first step of the test. The fair value of each of our reporting units was in excess of its carrying amount by a substantial margin.

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

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $6.2 million during the year ended December 31, 2015. The change in 2015 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

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

•
Revenue Recognition: Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2015, 2014 and 2013 approximated $155.0 million, $123.7 million and $147.7 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, and 63% of our revenues are derived from four tenants in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the credit worthiness of our borrowers and tenants. In recognizing customer revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

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

•
Stock-Based Compensation: The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account a number of assumptions at the accounting measurement date including the stock price, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected distributions, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and could significantly impact the value of the option and the compensation expense. In addition, the amount we record as stock-based compensation expense is required to include an estimate of the awards that will not fully vest and be forfeited. The fair value of both time-based and performance-based restricted stock units is based on the fair value of our common stock on the grant date. We recognize stock-based compensation in either selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of our tower assets.

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
The following table provides information as of December 31, 2015 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in thousands, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$27,071	$167,814	$1,508,788	$1,551,089	$1,934,643	$6,495,394	$11,684,799	$11,930,026
Weighted-Average Interest Rate (a)	7.41%	4.51%	3.54%	5.21%	3.85%	4.06%
Variable Rate Debt (b)	$23,131	$27,722	$28,871	$1,332,526	$35,383	$4,053,667	$5,501,300	$5,491,298
Weighted-Average Interest Rate (b)(c)	8.62%	8.70%	8.65%	2.07%	8.64%	1.81%

Interest Rate Swaps
Notional Amount	$3,175	$4,763	$4,763	$4,763	$6,350	$6,350	$30,164	$692
Fixed Rate Debt Rate (d)							9.74%
_______________

(a)
Fixed rate debt consisted of: Securities issued in the 2013 Securitization; 2012 GTP Notes assumed in connection with our acquisition of MIPT; 2015 Notes issued in the 2015 Securitization; Unison Notes assumed in connection with the Unison Acquisition; the 4.500% senior notes due 2018; the 3.40% senior notes due 2019; the 7.25% senior notes due 2019; the 2.800% Notes; the 5.050% senior notes due 2020, the 3.450% senior notes due 2021; the 5.900% senior notes due 2021; the 4.70% senior notes due 2022; the 3.50% senior notes due 2023; the 5.00% senior notes due 2024; the 4.000% Notes; the Ghana loan; and other debt including capital leases.

(b)
Variable rate debt included the Term Loan, which matures on January 29, 2021; the 2014 Credit Facility, which matures on January 29, 2021; and the 2013 Credit Facility, which matures on June 28, 2019. Variable rate debt also included: the BR Towers debentures, which amortize through October 15, 2023, the Uganda loan, which matures on June 29, 2019, the South African facility, which amortizes through December 17, 2020; the Colombian credit facility, which amortizes through April 24, 2021; and the Brazil credit facility, which matures on January 15, 2022.

(c)	Based on rates effective as of December 31, 2015.

(d)	Represents the weighted average fixed rate of interest based on contractual notional amount as a percentage of total notional amounts.

Interest Rate Risk
We have one interest rate swap agreement in Colombia as of December 31, 2015. The interest rate swap agreement has been designated as a cash flow hedge, has a notional amount of $30.2 million, an interest rate of 5.74% and expires in April 2021.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2015 was comprised of $1,980.0 million under the 2014 Credit Facility, $1,225.0 million under the 2013 Credit Facility, $2,000.0 million under the Term Loan, $75.2 million under the Uganda loan, $53.7 million under the South African facility, $30.2 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $85.2 million under the BR Towers debentures and $21.9 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $10.8 million of interest expense for the year ended December 31, 2015.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of AOCI. We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2015, 32% of our revenues and 36% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2015, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $71.7 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2015.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2015 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
American Tower Corporation
Boston, Massachusetts

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 19, 2016 are set forth below:

James D. Taiclet, Jr.	55	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	57	Executive Vice President and Chief Financial Officer
Edmund DiSanto	63	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	52	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	54	Executive Vice President, and President, U.S. Tower Division
Robert J. Meyer, Jr.	52	Senior Vice President, Finance and Corporate Controller
Amit Sharma	65	Executive Vice President and President, Asia
James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot. He holds a Master’s Degree in Public Affairs from Princeton University, where he was awarded a fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet is a member of the Council on Foreign Relations, a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT), a member of the Business Roundtable, was named to the U.S.-India CEO Forum by the U.S. Department of Commerce and serves on the Board of Trustees of Brigham and Women’s Healthcare, Inc., in Boston, Massachusetts.
Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer, and assumed the role of Treasurer from February 2012 until December 2013. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett currently serves on the board of directors of Equinix, Inc. Mr. Bartlett earned an M.B.A. from Rutgers University, a Bachelor of Science in Engineering from Lehigh University, and became a Certified Public Accountant.
Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Prior to joining us in April 2007, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies. From 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned a J.D. from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the board of directors of the Business Council for International Understanding.
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

Hess also became responsible for the Europe, Middle East and Africa (EMEA) territory. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received a J.D. from Vanderbilt University School of Law and is a graduate of Harding University.
Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed to his current position. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, during his tenure at National Grid, as well as at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. In October 2010, Mr. Marshall was appointed a director of PCIA -The Wireless Infrastructure Association. In April 2011, he was appointed a director of the Competitive Carriers Association, formerly known as the Rural Cellular Association. Mr. Marshall earned an M.B.A. from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.
Robert J. Meyer, Jr. is our Senior Vice President, Finance and Corporate Controller. Mr. Meyer joined us in August 2008. Prior to joining us, Mr. Meyer was with Bright Horizons Family Solutions since 1998, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to that, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned a Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is also a Certified Public Accountant.
Amit Sharma is our Executive Vice President and President, Asia. Mr. Sharma joined us in September 2007. Prior to joining us, since 1992, Mr. Sharma worked at Motorola, where he led country teams in India and Southeast Asia, including as Country President, India and as Head of Strategy, Asia-Pacific. Mr. Sharma also served on Motorola’s Asia-Pacific Board and was a member of its senior leadership team. Mr. Sharma also worked at GE Capital, serving as Vice President, Strategy and Business Development, and prior to that, with McKinsey, New York, serving as a core member of the firm's Electronics and Marketing Practices. Mr. Sharma earned an M.B.A. in International Business from the Wharton School, University of Pennsylvania, where he was on the Dean’s List and the Director’s Honors List. Mr. Sharma also holds a Master of Science in Computer Science from the Moore School, University of Pennsylvania, and a Bachelor of Technology in Mechanical Engineering from the Indian Institute of Technology.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2016.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
James D. Taiclet, Jr.

/S/ THOMAS A. BARTLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Thomas A. Bartlett

/S/ ROBERT J. MEYER, JR	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 26, 2016
Robert J. Meyer, Jr.

/S/ RAYMOND P. DOLAN	Director	February 26, 2016
Raymond P. Dolan

/S/ ROBERT D. HORMATS	Director	February 26, 2016
Robert D. Hormats

/S/ CAROLYN F. KATZ	Director	February 26, 2016
Carolyn F. Katz

/S/ GUSTAVO LARA CANTU	Director	February 26, 2016
Gustavo Lara Cantu

/S/ CRAIG MACNAB	Director	February 26, 2016
Craig Macnab

/S/ JOANN A. REED	Director	February 26, 2016
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Director	February 26, 2016
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 26, 2016
David E. Sharbutt

/S/ SAMME L. THOMPSON	Director	February 26, 2016
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Tower Corporation
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2016

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$320,686	$313,492
Restricted cash	142,193	160,206
Short-term investments	—	6,302
Accounts receivable, net	227,354	199,074
Prepaid and other current assets	306,235	264,793
Deferred income taxes	—	14,000
Total current assets	996,468	957,867
PROPERTY AND EQUIPMENT, net	9,866,424	7,590,112
GOODWILL	4,091,805	4,032,174
OTHER INTANGIBLE ASSETS, net	9,837,876	6,824,273
DEFERRED INCOME TAXES	212,041	253,186
DEFERRED RENT ASSET	1,166,755	1,030,707
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	732,903	575,246
TOTAL	$26,904,272	$21,263,565
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$96,714	$90,366
Accrued expenses	516,413	417,836
Distributions payable	210,027	159,864
Accrued interest	115,672	130,265
Current portion of long-term obligations	50,202	897,386
Unearned revenue	211,001	233,819
Total current liabilities	1,200,029	1,929,536
LONG-TERM OBLIGATIONS	17,068,807	13,642,955
ASSET RETIREMENT OBLIGATIONS	856,936	609,035
OTHER NON-CURRENT LIABILITIES	1,065,682	1,028,687
Total liabilities	20,191,454	17,210,213
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 and no shares issued and outstanding, respectively; aggregate liquidation value of $1,375,000	14	—
Common stock: $.01 par value; 1,000,000,000 shares authorized; 426,695,279 and 399,508,751 shares issued; and 423,885,253 and 396,698,725 shares outstanding, respectively	4,267	3,995
Additional paid-in capital	9,690,609	5,788,786
Distributions in excess of earnings	(998,535)	(837,320)
Accumulated other comprehensive loss	(1,836,996)	(794,221)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)
Total American Tower Corporation equity	6,651,679	3,953,560
Noncontrolling interest	61,139	99,792
Total equity	6,712,818	4,053,352
TOTAL	$26,904,272	$21,263,565
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES:
Property	$4,680,388	$4,006,854	$3,287,090
Services	91,128	93,194	74,317
Total operating revenues	4,771,516	4,100,048	3,361,407
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $1,614, $1,397 and $977, respectively)	1,275,436	1,056,177	828,742
Services (including stock-based compensation expense of $439, $440 and $567, respectively)	33,432	38,088	31,131
Depreciation, amortization and accretion	1,285,328	1,003,802	800,145
Selling, general, administrative and development expense (including stock-based compensation expense of $88,484, $78,316 and $66,594, respectively)	497,835	446,542	415,545
Other operating expenses	66,696	68,517	71,539
Total operating expenses	3,158,727	2,613,126	2,147,102
OPERATING INCOME	1,612,789	1,486,922	1,214,305
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $820, $1,482 and $1,483, respectively	11,209	10,547	22,235
Interest income	16,479	14,002	9,706
Interest expense	(595,949)	(580,234)	(458,296)
Loss on retirement of long-term obligations	(79,606)	(3,473)	(38,701)
Other expense (including unrealized foreign currency losses of $71,473, $49,319 and $211,722, respectively)	(134,960)	(62,060)	(207,500)
Total other expense	(782,827)	(621,218)	(672,556)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	829,962	865,704	541,749
Income tax provision	(157,955)	(62,505)	(59,541)
NET INCOME	672,007	803,199	482,208
Net loss attributable to noncontrolling interest	13,067	21,711	69,125
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	685,074	824,910	551,333
Dividends on preferred stock	(90,163)	(23,888)	—
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$594,911	$801,022	$551,333
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.42	$2.02	$1.40
Diluted net income attributable to American Tower Corporation common stockholders	$1.41	$2.00	$1.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	418,907	395,958	395,040
DILUTED	423,015	400,086	399,146
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$672,007	$803,199	$482,208
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of tax expense (benefit) of $73, $(151) and $374, respectively	948	(1,931)	1,107
Reclassification of unrealized losses on cash flow hedges to net income, net of tax expense (benefit) of $84, $(158) and $(237), respectively	2,440	3,448	2,572
Foreign currency translation adjustments, net of tax benefit of $24,857, $14,247 and $9,207, respectively	(1,078,950)	(526,890)	(135,079)
Other comprehensive loss	(1,075,562)	(525,373)	(131,400)
Comprehensive (loss) income	(403,555)	277,826	350,808
Comprehensive loss attributable to noncontrolling interest	45,854	64,083	72,652
Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(357,701)	$341,909	$423,460

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2013	—	$—	—	$—	395,963,218	$3,959	(872,005)	$(62,728)	$5,012,124	$(183,347)	$(1,196,907)	$111,080	$3,684,181
Stock-based compensation related activity	—	—	—	—	1,633,380	16	—	—	113,566	—	—	—	113,582
Issuance of common stock—stock purchase plan	—	—	—	—	77,752	1	—	—	4,926	—	—	—	4,927
Treasury stock activity	—	—	—	—	—	—	(1,938,021)	(145,012)	—	—	—	—	(145,012)
Net change in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	867	—	240	1,107
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	2,420	—	152	2,572
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(131,160)	—	(3,919)	(135,079)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	18,020	18,020
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(573)	(573)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(435,893)	—	(435,893)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	551,333	(69,125)	482,208
BALANCE, DECEMBER 31, 2013	—	$—	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040
Stock-based compensation related activity	—	—	—	—	1,753,286	18	—	—	119,716	—	—	—	119,734
Issuance of common stock—stock purchase plan	—	—	—	—	81,115	1	—	—	5,717	—	—	—	5,718
Issuance of preferred stock	6,000,000	60	—	—	—	—	—	—	582,599	—	—	—	582,659
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(1,966)	—	35	(1,931)
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	3,288	—	160	3,448
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(484,323)	—	(42,567)	(526,890)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	123,526	123,526
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(566)	(566)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(49,862)	—	—	(14,960)	(64,822)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(556,875)	—	(556,875)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(23,888)	—	(23,888)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	824,910	(21,711)	803,199
BALANCE, DECEMBER 31, 2014	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352
Stock-based compensation related activity	—	—			1,253,236	12	—	—	117,206	—	—	—	117,218
Issuance of common stock—stock purchase plan	—	—			83,292	1	—	—	6,617	—	—	—	6,618
Issuance of common stock	—	—	—	—	25,850,000	259	—	—	2,440,068	—	—	—	2,440,327
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,932	—	—	—	1,337,946
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	901	—	47	948
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	2,494	—	(54)	2,440
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(1,046,170)	—	(32,780)	(1,078,950)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	8,073	8,073
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(872)	(872)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(769,517)	—	(769,517)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(76,772)	—	(76,772)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	685,074	(13,067)	672,007
BALANCE, DECEMBER 31, 2015	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$672,007	$803,199	$482,208
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	1,285,328	1,003,802	800,145
Stock-based compensation expense	90,537	80,153	68,138
Decrease (increase) in restricted cash	16,112	7,522	(52,717)
Loss on investments, unrealized foreign currency loss and other non-cash expense	142,697	65,881	222,390
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	29,852	26,143	32,672
Loss on early retirement of long-term obligations	79,750	3,379	35,288
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	6,932	(4,870)	7,596
Provision for losses on (recovery of) accounts receivable	3,473	(1,748)	(1,410)
Deferred income taxes	7,764	1,384	(29,485)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(56,312)	(84,529)	(19,080)
Prepaid and other assets	(91,113)	(1,437)	(96,038)
Deferred rent asset	(154,959)	(122,230)	(145,689)
Accounts payable and accrued expenses	95,858	34,711	83,746
Accrued interest	(15,641)	45,514	51,076
Unearned revenue	12,945	218,393	108,487
Deferred rent liability	56,076	38,378	30,246
Other non-current liabilities	1,746	20,944	21,474
Cash provided by operating activities	2,183,052	2,134,589	1,599,047
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(728,753)	(974,404)	(724,532)
Payments for acquisitions, net of cash acquired	(1,961,056)	(1,010,637)	(4,461,764)
Payment for Verizon transaction	(5,059,462)	—	—
Proceeds from sale of assets, net of cash	—	15,464	—
Proceeds from sales of short-term investments and other non-current assets	1,032,320	1,434,831	421,714
Payments for short-term investments	(1,022,816)	(1,395,316)	(427,267)
Deposits, restricted cash and other	(1,968)	(19,486)	18,512
Cash used for investing activities	(7,741,735)	(1,949,548)	(5,173,337)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	9,043	—	8,191
Borrowings under credit facilities	6,126,618	2,187,000	3,507,000
Proceeds from issuance of senior notes, net	1,492,298	1,415,844	2,221,792
Proceeds from term loan	500,000	—	1,500,000
Proceeds from other long-term borrowings	54,549	102,070	402,688
Proceeds from issuance of securities in securitization transaction	875,000	—	1,778,496
Repayments of notes payable, credit facilities, term loan, senior notes and capital leases	(6,393,405)	(3,903,144)	(5,337,339)
Contributions from noncontrolling interest holders, net	7,201	9,098	17,447
Purchases of common stock	—	—	(145,012)
Proceeds from stock options and stock purchase plan	50,716	62,276	45,496
Distributions paid on common stock	(710,852)	(404,631)	(434,687)
Distributions paid on preferred stock	(84,647)	(16,013)	—
Proceeds from the issuance of common stock, net	2,440,327	—	—
Proceeds from the issuance of preferred stock, net	1,337,946	583,105	—
Purchase of preferred stock assumed in acquisition	—	(59,111)	—
Payment for early retirement of long-term obligations	(85,672)	(11,593)	(29,234)
Deferred financing costs and other financing activities	(30,021)	(34,670)	(9,273)
Purchase of noncontrolling interest	—	(64,822)	—
Cash provided by (used for) financing activities	5,589,101	(134,591)	3,525,565
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(23,224)	(30,534)	(26,317)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,194	19,916	(75,042)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	313,492	293,576	368,618
CASH AND CASH EQUIVALENTS, END OF YEAR	$320,686	$313,492	$293,576
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries, which the Company refers to as its property operations. Additionally, the Company offers tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites, which the Company refers to as its services operations.

The Company’s portfolio primarily consists of towers it owns and towers it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds property interests that it leases to communications service providers and third-party tower operators.

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not subject to U.S. federal income taxes on income generated by its U.S. REIT operations, including the income derived from leasing space on its towers, as the Company receives a dividends paid deduction for distributions to stockholders that generally offsets its income and gains.  However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2015, the Company’s U.S. REIT qualified business included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its services segment and indoor DAS networks business.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2015, the Company has a controlling interest in two joint ventures. The Company established joint ventures in Ghana and Uganda with MTN Group Limited (“MTN Group”). The joint ventures are controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% interest and a wholly owned subsidiary of MTN Group holds a 49% interest. In addition, the Company holds an approximate 75% controlling interest in a subsidiary of the Company in South Africa and the South African investors hold an approximate 25% noncontrolling interest.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and 63% of its current year revenues are derived from four tenants.

The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease in which revenue is recognized on a straight-line basis over the lease term.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of its borrowers and tenants. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as collectibility is determined to be reasonably assured. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.

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

	2015	2014	2013
Balance as of January 1	$17,306	$19,895	$20,406
Current year increases	19,878	8,243	7,025
Write-offs, net of recoveries and other	(14,088)	(10,832)	(7,536)
Balance as of December 31	$23,096	$17,306	$19,895
Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive (loss) income (“AOCI”) in the consolidated balance sheets and included as a component of comprehensive loss (income) in the consolidated statements of comprehensive (loss) income.
Transactional gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany debt that is considered to be permanently reinvested is reflected in AOCI in the consolidated balance sheets and included as a component of comprehensive income. During the year ended December 31, 2015, the Company recorded net foreign currency losses of $867.6 million, of which $732.9 million was recorded in AOCI and $134.7 million was recorded in Other expense.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions.
Restricted Cash—Restricted cash includes cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor costs capitalized for the years ended December 31, 2015, 2014 and 2013 were $44.7 million, $48.5 million

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $44.1 million, respectively. Interest costs capitalized for the years ended December 31, 2015, 2014 and 2013 were $1.8 million, $2.8 million and $1.8 million, respectively.
Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.
Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives. Towers and related assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease, taking into consideration lease renewal options and residual value.
Towers or assets acquired through capital leases are recorded net at the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Property and equipment and assets held under capital leases are amortized over the shorter of the applicable lease term or the estimated useful life of the respective assets for periods generally not exceeding twenty years.
The Company reviews its tower portfolio for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company reviews other long-lived assets for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company records impairment charges in Other operating expenses in the consolidated statement of operations in the period in which the Company identifies such impairment.
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
During the years ended December 31, 2015, 2014 and 2013, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its customer-related intangible assets on a customer by customer basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts, or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered, either through projected undiscounted future cash flows or anticipated proceeds from sales of the assets. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges in Other operating expenses in the consolidated statement of operations in the period in which the Company identifies such impairment.
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
Asset Retirement Obligations—When required, the Company recognizes the fair value of obligations to remove its tower assets and remediate the leased land upon which certain of its tower assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related tangible long-lived asset. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted, risk-free interest rates that approximate the Company’s incremental borrowing rate.
Income Taxes—As a REIT, the Company generally is not subject to U.S. federal income taxes on income generated by its U.S. REIT operations. However, the Company remains obligated to pay U.S. federal income taxes on certain earnings and continues to be subject to taxation in its foreign jurisdictions. Accordingly, the consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company periodically reviews its deferred tax assets, and provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Valuation allowances would be reversed as a reduction to the provision for income taxes if related deferred tax assets are deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Other income (expense) in the consolidated statements of operations.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) is primarily comprised of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The balance in AOCI related to foreign currency translation adjustments was losses of $1,837.3 million, $790.6 million and $306.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Distributions—As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, the Company has distributed, and expects to continue to distribute all or substantially all of its REIT taxable income after taking into consideration its utilization of net operating losses (“NOLs”).
The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be dependent upon various factors, a number of which may be beyond the Company’s control, including the Company’s financial

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condition and operating cash flows, the amount required to maintain its qualification for taxation as a REIT and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt and preferred equity instruments, the Company’s ability to utilize NOLs to offset the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.
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
Revenue Recognition—The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease agreements, is reported on a straight-line basis over the term of the respective leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2015, 2014 and 2013 was $155.0 million, $123.7 million and $147.7 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.
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
Total property straight-line ground rent expense for the years ended December 31, 2015, 2014 and 2013 was $56.1 million, $38.4 million and $29.7 million, respectively. The Company records a liability for straight-line ground rent expense in Other non-current liabilities. The Company records prepaid ground rent in Prepaid and other current assets and Notes receivable and other non-current assets in the accompanying consolidated balance sheets according to the anticipated period of benefit.
Selling, General, Administrative and Development Expense—Selling, general and administrative expense consists of overhead expenses related to the Company’s property and services operations and corporate overhead costs not specifically allocable to any of the Company’s individual business operations. Development expense consists of costs related to the Company’s acquisition efforts, costs associated with new business initiatives and project cancellation costs.
Stock-Based Compensation—Stock-based compensation expense is measured at the accounting measurement date based on the fair value of the award and is generally recognized as an expense over the service period, which generally represents the vesting period. The Company’s Compensation Committee adopted a death, disability and retirement benefits program in connection with equity awards granted on or after January 1, 2013, which provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, for grants made on or after January 1, 2013, the Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognizes compensation expense for stock options and time-based restricted stock units (“RSUs”) over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. The expense recognized includes an estimate of awards that will not fully vest and be forfeited.
In March 2015, the Company granted performance-based restricted stock units (“PSUs”) to its executive officers. Threshold, target and maximum parameters were established for the metric for each year in the three-year performance period, and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200% of the target amount. The Company recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for such retirement benefits.
The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of restricted stock units is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes all stock-based compensation expense in either Selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of the tower assets. Compensation expense for PSUs may be adjusted based on the Compensation Committee’s assessment of performance relative to grant parameters.
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
Earnings Per Common Share—Basic and Diluted—Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including (A) shares issuable upon (i) the vesting of RSUs, (ii) exercise of stock options, and (iii) conversion of the Company’s mandatory convertible preferred stock and (B) shares earned upon the achievement of the parameters established for the PSUs, each to the extent not anti-dilutive. Dilutive common share equivalents also include the dilutive impact of the shares issuable in the ALLTEL transaction, which is described in note 17. The Company uses the treasury stock method to calculate the effect of its outstanding RSUs, PSUs and stock options and uses the if-converted method to calculate the effect of its outstanding mandatory convertible preferred stock.
Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the years ended December 31, 2015, 2014 and 2013, the Company matched 75% of the first 6% of a participant’s contributions. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $7.4 million, $6.5 million and $6.0 million to the plan, respectively.
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in GAAP and will become effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method and leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

In June 2014, the FASB issued stock-based compensation guidance, which requires a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The Company early adopted this guidance on a prospective basis during the year ended December 31, 2015, and it did not have a material effect on the Company’s financial statements.

In February 2015, the FASB issued consolidation guidance, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. This guidance is effective for fiscal years, and for interim periods

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within those fiscal years, beginning after December 15, 2015. The Company is evaluating the impact this standard will have on its financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. In August 2015, the FASB clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company early adopted this guidance during the year ended December 31, 2015 and applied the guidance retrospectively. As a result, the Company reclassified $75.9 million of deferred financing costs at December 31, 2014 from Other intangible assets, net. The Company recorded $68.2 million and $0.2 million as a direct reduction to Long-term obligations and Current portion of long-term obligations, respectively. Debt issuance costs of $7.5 million related to the Company’s credit facilities have been reclassified from Other intangible assets, net and are recorded in Notes receivable and other non-current assets in the consolidated balance sheet for the year ended December 31, 2014.

In September 2015, the FASB issued new guidance on the accounting for measurement-period adjustments related to business combinations. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively. The effect on earnings as a result of the change to the provisional amounts is calculated as if the accounting had been completed as of the acquisition date. The update requires prospective application and the update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

In November 2015, the FASB issued new guidance on the balance sheet classification of all deferred income taxes. The guidance requires that deferred tax assets and liabilities, along with the related valuation allowance, be classified as noncurrent in a classified balance sheet. The Company has early adopted this guidance for the year ended December 31, 2015, and it did not have a material effect on the Company’s financial statements. Prior periods were not retrospectively adjusted.

In January 2016, the FASB issued new guidance on the recognition and measurement of financial assets and financial liabilities. The guidance amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

In February 2016, the FASB issued new guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize assets and liabilities for lease terms greater than twelve months in the statement of financial position. This guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact this standard will have on its financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following as of December 31, (in thousands):

	2015	2014 (1)
Prepaid operating ground leases	$128,542	$88,053
Prepaid income tax	45,056	34,512
Unbilled receivables	34,173	25,352
Prepaid assets	32,892	23,848
Value added tax and other consumption tax receivables	30,239	23,228
Other miscellaneous current assets	35,333	69,800
Balance	$306,235	$264,793
_______________
(1)    December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under capital leases) consisted of the following as of December 31, (in thousands):

	Estimated Useful Lives (years) (1)	2015	2014 (2)
Towers	Up to 20	$10,726,656	$8,265,732
Equipment	2 - 15	1,095,906	995,667
Buildings and improvements	3 - 32	607,661	617,064
Land and improvements (3)	Up to 20	1,728,115	1,565,871
Construction-in-progress		238,960	214,760
Total		14,397,298	11,659,094
Less accumulated depreciation		(4,530,874)	(4,068,982)
Property and equipment, net		$9,866,424	$7,590,112
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

(3)	Estimated useful lives apply to land improvements only.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $661.4 million, $551.8 million and $483.6 million, respectively.

As of December 31, 2015, property and equipment included $5,112.4 million and $1,414.6 million of capital lease assets and accumulated depreciation, respectively, which included the consideration transferred for the exclusive right to lease 11,286 communications sites from Verizon Communications Inc. (“Verizon”). As of December 31, 2014, property and equipment included $2,921.4 million and $1,256.3 million of capital lease assets and accumulated depreciation, respectively. As of December 31, 2015 and 2014, capital lease assets were primarily classified as towers and land and improvements.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2014	$3,293,899	$182,114	$90,035	$286,754	$2,000	$3,854,802
Additions (1)	62,197	—	40	170,068	—	232,305
Effect of foreign currency translation	—	(3,593)	(11,428)	(36,259)	—	(51,280)
Other (2)	—	—	—	(3,641)	(12)	(3,653)
Balance as of December 31, 2014 (1)	$3,356,096	$178,521	$78,647	$416,922	$1,988	$4,032,174
Additions	23,067	610	68,663	122,345	—	214,685
Effect of foreign currency translation	—	(8,412)	(14,740)	(131,902)	—	(155,054)
Balance as of December 31, 2015	$3,379,163	$170,719	$132,570	$407,365	$1,988	$4,091,805
_______________

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

(2)
Other represents the goodwill associated with the Company’s operations in Panama and the Company’s third-party structural analysis business. Both businesses were sold during the year ended December 31, 2014 (see note 11).

The Company’s other intangible assets subject to amortization consisted of the following (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31, 2015			As of December 31, 2014 (1)
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (2)	Up to 20	$3,980,281	$(1,052,393)	$2,927,888	$2,513,788	$(901,903)	$1,611,885
Acquired customer-related intangibles	15-20	8,640,554	(1,763,853)	6,876,701	6,594,469	(1,429,572)	5,164,897
Acquired licenses and other intangibles	3-20	28,293	(5,486)	22,807	38,443	(3,514)	34,929
Economic Rights, TV Azteca	70	21,688	(11,208)	10,480	25,522	(12,960)	12,562
Total other intangible assets		$12,670,816	$(2,832,940)	$9,837,876	$9,172,222	$(2,347,949)	$6,824,273
_______________

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

(2)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired communications sites, as well as those in the Verizon Transaction. The acquired customer-related intangibles typically represent the value to the Company of customer contracts and relationships in place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals.
The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2015, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5, was 16 years. Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $568.3 million, $411.7 million and $282.5 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the next five subsequent years (in millions):

Year Ending December 31,
2016	$598.8
2017	597.1
2018	596.0
2019	593.7
2020	576.0

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following as of December 31, (in thousands):

	2015	2014 (1)
Long-term prepaid ground rent	$388,790	$311,502
Notes receivable	83,658	87,515
Other miscellaneous assets	260,455	176,229
Balance	$732,903	$575,246
_______________
(1)    December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments and debt issuance costs.

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly, which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. The term of the loan

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is 70 years; however, the loan may be prepaid by TV Azteca without penalty during the last 50 years of the agreement. The discount on the loan is being amortized to Interest income, TV Azteca, net of interest expense on the Company’s consolidated statements of operations, using the effective interest method over the 70-year term of the loan.

Since inception, TV Azteca has repaid $28.0 million of principal on the loan. As of December 31, 2015 and 2014, the outstanding balance on the loan was $91.8 million, or $82.9 million, net of discount.
TV Azteca Economic Rights—Simultaneous with the signing of the loan agreement, the Company also entered into a 70-year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast towers. In exchange for the issuance of the below market interest rate loan and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company has the right to market and lease the unused tower space on the broadcast towers (the “Economic Rights”). TV Azteca retains title to these towers and is responsible for their operation and maintenance. The Company is entitled to 100% of the revenues generated from leases with tenants on the unused space and is responsible for any incremental operating expenses associated with those tenants.
The term of the Economic Rights Agreement is 70 years; however, TV Azteca has the right to purchase, at fair market value, the Economic Rights from the Company at any time during the last 50 years of the agreement. Should TV Azteca elect to purchase the Economic Rights, in whole or in part, it would also be obligated to repay a proportional amount of the loan discussed above at the time of such election. The Company’s obligation to pay TV Azteca $1.5 million annually would also be reduced proportionally.

The Company accounted for the annual payment of $1.5 million as a capital lease by initially recording an asset and a corresponding liability of $18.6 million. The capital lease asset also included the original discount on the note. The capital lease asset and original discount on the note aggregated $30.2 million at the time of the transaction and represents the cost to acquire the Economic Rights. The Economic Rights asset was recorded as an intangible asset and is being amortized over the 70-year life of the Economic Rights Agreement.

6.    ACQUISITIONS

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, which may include contingent consideration, residual goodwill and any related tax impact. The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair value is reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization expense of intangible assets in subsequent periods. During the year ended December 31, 2015, the Company made certain measurement period adjustments related to several acquisitions consummated in 2014 and therefore, retrospectively adjusted the fair value of the assets acquired and liabilities assumed in the consolidated balance sheet as of December 31, 2014.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2015 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may be dependent upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate impact of the 2015 acquisitions and the Verizon Transaction (described below) on the Company’s revenues and gross margin for the year ended December 31, 2015 was approximately $455.8 million and $218.9 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Incremental amounts of segment selling, general, administrative and development expense have not been reflected as the amounts attributable to transactions are not comparable.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received. Acquisition and merger related expenses may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate new businesses efficiently. The Company records acquisition and merger related expenses, as well as integration costs in Other operating expenses in the consolidated statements of operations.

During the years ended December 31, 2015, 2014 and 2013 the Company recorded the following acquisition and merger related expenses and integration costs (in thousands):

	Year Ended December 31,
	2015	2014	2013

Acquisition and merger related expenses (1)	$18,799	$26,969	$36,172
Integration costs	$18,097	$13,057	$1,424
_______________

(1)
Acquisition and merger related expenses for the year ended December 31, 2015 does not reflect transaction costs related to the Verizon Transaction, as these costs have been capitalized as part of the assets’ fair value.

Verizon Transaction
On March 27, 2015, the Company completed its acquisition of the exclusive right to lease, acquire or otherwise operate and manage 11,449 wireless communications sites from Verizon in the United States (the “Verizon Transaction”) pursuant to the Master Agreement entered into on February 5, 2015 and the related Master Prepaid Lease, Management Agreement, Sale Site Master Lease Agreement and MPL Site Master Lease Agreement, subject to certain post-closing adjustments.

The Company, through its wholly-owned subsidiary, leased or subleased from certain Verizon subsidiaries 11,286 communications sites, including the interest in the land, the tower and certain related improvements and tower related assets pursuant to the Master Prepaid Lease. Under the Master Prepaid Lease, the Company has the exclusive right to lease and operate the Verizon communications sites for a weighted average term of approximately 28 years and the Company will have the option to purchase the communications sites in various tranches at the end of the respective lease or sublease terms at a fixed amount stated in the sublease for such tranche plus the fair market value of certain alterations made to the related towers. The Company accounted for the payment with respect to the leased sites as a capital lease and the respective lease and non-lease elements related to tower assets and intangible assets, as described below.

In addition, the Company, through its wholly-owned subsidiary, acquired 163 communications sites. The Company accounted for these sites as a business combination and the purchase price is reflected below in “2015 Acquisitions.”

Upon closing, the Company agreed to lease, sublease or otherwise make available collocation space at each of the communications sites to Verizon for an initial non-cancellable term of ten years, subject to automatic extension for eight additional five-year renewal terms. The initial collocation rent is $1,900 per month for each communications site, with annual rent increases of 2%.

The Company funded the Verizon Transaction with (i) proceeds from its concurrent registered public offerings of its common stock and 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), (ii) borrowings under the Company’s revolving credit facilities and (iii) cash on hand.

The Company included the Verizon Transaction in the unaudited pro forma financial results included herein as if the capital lease began on January 1, 2014. Management relied on various estimates and assumptions due to the fact that Verizon did not operate the sites as a business and the sites were utilized primarily by Verizon as a component of its network infrastructure.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consideration for the Verizon Transaction consisted of the following (in thousands):

Cash consideration for sites under the Master Prepaid Lease	$4,959,006
Capitalized transaction costs	8,037
Total consideration for sites under the Master Prepaid Lease	4,967,043
Cash consideration for acquired sites	99,000
Total consideration for the Verizon Transaction (1)	$5,066,043
_______________
(1)    Includes $6.6 million of accrued costs that have not been paid as of December 31, 2015.

The following table summarizes the final allocation of consideration transferred for the 11,286 communications sites under the Master Prepaid Lease (in thousands). Balances are reflected in the accompanying consolidated balance sheets as of December 31, 2015 and represent the asset balances of the capital lease.

Current assets	$14,132
Non-current assets	53,339
Property and equipment	2,094,678
Intangible assets (1):
Customer-related intangible assets	1,886,443
Network location intangible assets	1,186,428
Current liabilities	(31,012)
Other non-current liabilities (2)	(236,965)
Fair value of consideration transferred	$4,967,043
_______________
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

2015 Acquisitions
Airtel Acquisition—On July 1, 2015, the Company acquired 4,699 communications sites in Nigeria from certain subsidiaries of Bharti Airtel Limited (“Airtel”), and subsequently acquired 17 additional sites, pursuant to its previously announced agreement for a total purchase price of $1.112 billion, including value added tax. The purchase price is subject to post-closing adjustments.

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM Celular S.A. (“TIM”) pursuant to its previously announced agreement for a purchase price of 1.9 billion Brazilian Reais (“BRL”) ($644.3 million at the date of acquisition). On September 30, 2015, the Company acquired an additional 1,125 communications sites from TIM for an initial aggregate purchase price of 516.9 million BRL ($130.9 million at the date of acquisition). On December 16, 2015, the Company acquired an additional 182 communications sites from TIM for an initial aggregate purchase price of 84.1 million BRL ($21.7 million at the date of acquisition). The purchase price for each TIM acquisition is subject to post-closing adjustments. Pursuant to the terms of the agreement, the Company has the ability to purchase the remaining sites as they become available through October 2016.

Following these closings, the amount of the letters of credit with Banco Santander was reduced to 40.6 million BRL ($10.4 million), corresponding to certain obligations under the terms of the agreement.

Other Acquisitions—During the year ended December 31, 2015, the Company acquired a total of 439 communications sites and related assets in Brazil, India, Mexico and Uganda for an aggregate purchase price of $22.5 million (including $0.3 million for the estimated fair value of contingent consideration), which was satisfied with cash consideration and by the issuance of credits to be applied against trade accounts receivable. The Company also acquired a total of 210 communications sites and equipment, as well as four property interests, in the United States for an aggregate purchase price of $142.4 million (including

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.3 million for the estimated fair value of contingent consideration), which included the 163 communications sites acquired as part of the Verizon Transaction, described above. The purchase prices are subject to post-closing adjustments.
The following table summarizes the preliminary allocation of the purchase price for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2015.

	EMEA	Latin America	Other
	Airtel	TIM
Current assets	$15,828	$—	$1,113
Non-current assets	69,277	—	995
Property and equipment	415,246	275,630	42,716
Intangible assets (1):
Customer-related intangible assets	231,788	361,822	63,001
Network location intangible assets	328,334	115,562	37,691
Current liabilities	(4,246)	(3,192)	(624)
Other non-current liabilities	(12,534)	(74,966)	(4,028)
Net assets acquired	1,043,693	674,856	140,864
Goodwill (2)	68,663	122,011	24,011
Fair value of net assets acquired	1,112,356	796,867	164,875
Debt assumed	—	—	—
Purchase Price	$1,112,356	$796,867	$164,875
_______________
(1)    Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)
Goodwill was allocated to the Company’s property segments. The Company expects goodwill recorded in its U.S. and Asia property segments will be deductible for local tax purposes. The Company expects goodwill recorded in its Europe, Middle East and Africa (“EMEA”) property segment will not be deductible for local tax purposes and goodwill recorded in its Latin America property segment will be deductible in certain jurisdictions for local tax purposes.

2014 Acquisitions
BR Towers Acquisition—On November 19, 2014, the Company completed the acquisition of 100% of the equity interests of BR Towers S.A. (“BR Towers”). At closing, BR Towers owned 2,504 towers and four property interests, as well as the exclusive use rights for 2,113 additional towers and 43 property interests in Brazil. The Company completed the acquisition for an estimated preliminary purchase price of $568.9 million, which was subsequently reduced to $558.7 million during the year ended December 31, 2015. In addition, the Company paid $61.1 million to acquire all outstanding preferred equity and assumed $261.1 million of BR Towers’ existing indebtedness. As of December 31, 2015, the remaining balance of the debt assumed was $85.2 million.

Richland Acquisition—On April 3, 2014, the Company, through one of its wholly-owned subsidiaries, acquired entities holding a portfolio of 59 communications sites, which at the time of acquisition were leased primarily to radio and television broadcast tenants, and four property interests in the United States from Richland Properties LLC and other related entities (“Richland”) for an aggregate purchase price of $189.4 million, which was subsequently reduced to $188.9 million during the year ended December 31, 2015. In addition, the Company assumed $196.5 million of Richland’s existing indebtedness, which it repaid in June 2014.

Other Acquisitions—During the year ended December 31, 2014, the Company acquired 159 additional communications sites and related assets in Brazil, Ghana, Mexico and Uganda, for an aggregate purchase price of $28.3 million (including value added tax of $1.2 million). The Company also acquired 299 communications sites in Mexico for a purchase price of $40.3 million (including value added tax of $5.6 million), which reflected $3.4 million of net liabilities assumed. Total purchase price was satisfied by the issuance of $36.3 million of credits to be applied against trade accounts receivable and cash consideration of $4.0 million. Additionally, during the year ended December 31, 2014, the Company acquired 184 additional communications sites and equipment, as well as six property interests, in the United States for an aggregate purchase price of $180.8 million (including $6.3 million for the estimated fair value of contingent consideration).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary and final allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2014 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Preliminary balances are reflected in the consolidated balance sheets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Final balances are reflected in the accompanying consolidated balance sheets herein.

	Preliminary Allocation			Final Allocation (1)
	U.S.	Latin America	Other	U.S.	Latin America	Other
	Richland	BR Towers		Richland	BR Towers
Current assets	$8,583	$31,832	$7,869	$8,583	$31,568	$7,404
Non-current assets	—	9,135	1,521	—	9,365	2,562
Property and equipment	185,777	141,422	70,638	154,899	135,916	70,317
Intangible assets (2):
Customer-related intangible assets	169,452	495,279	110,207	186,455	495,151	108,707
Network location intangible assets	1,700	136,233	50,199	3,409	135,549	49,199
Other intangible assets	—	37,664	—	—	33,095	—
Current liabilities	(3,635)	(23,930)	(2,860)	(3,635)	(24,012)	(2,860)
Other non-current liabilities	(2,922)	(101,508)	(7,938)	(2,922)	(101,814)	(7,938)
Net assets acquired	358,955	726,127	229,636	346,789	714,818	227,391
Goodwill (3)	32,423	164,955	19,835	44,128	166,097	22,080
Fair value of net assets acquired	391,378	891,082	249,471	390,917	880,915	249,471
Debt assumed (4)	(201,999)	(261,136)	—	(201,999)	(261,136)	—
Preferred stock outstanding	—	(61,056)	—	—	(61,056)	—
Purchase Price	$189,379	$568,890	$249,471	$188,918	$558,723	$249,471
_______________

(1)	The allocation of the purchase price was finalized during the year ended December 31, 2015.

(2)
Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years. Other intangible assets are amortized on a straight-line basis over the life of the lease, which is a period of 11 years.

(3)
Goodwill was allocated to the Company’s property operating segments, as applicable, and the Company expects goodwill recorded will be deductible for local tax purposes except for goodwill associated with BR Towers, where goodwill is expected to be partially deductible.

(4)
Assumed BR Towers debt approximated fair value at the date of acquisition and included $11.5 million of current indebtedness. Assumed Richland debt included $196.5 million of Richland’s indebtedness and a fair value adjustment of $5.5 million. The fair value adjustments were based primarily on reported market values using Level 2 inputs.

Pro Forma Consolidated Results (Unaudited)
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

	Year Ended December 31,
	2015	2014
Pro forma revenues	$5,034,746	$5,000,208
Pro forma net income attributable to American Tower Corporation common stockholders	$564,579	$587,999
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.33	$1.39
Diluted net income attributable to American Tower Corporation common stockholders	$1.32	$1.38

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Signed Acquisitions
Viom—On October 21, 2015, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (“ATC Asia”), entered into a definitive agreement (the “Share Purchase Agreement”) with Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India, and certain existing Viom shareholders, including the current managing shareholder, SREI Infrastructure Finance Limited, several other minority shareholders and Tata Teleservices Limited (collectively, the “Selling Shareholders”), to acquire a 51% controlling ownership interest in Viom from the Selling Shareholders for cash consideration of approximately 76 billion Indian Rupee (“INR”) (approximately $1.2 billion at December 31, 2015), subject to certain adjustments (the “Viom Transaction”). The Viom Transaction is expected to close in the first half of 2016, subject to certain conditions, and the Company anticipates that it will consolidate the full financial results for Viom.
On October 21, 2015, ATC Asia also entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and certain remaining Viom shareholders, including Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement will become effective on the closing date of the Viom Transaction. The Shareholders Agreement provides that, among other things, the Remaining Shareholders will have certain governance, anti-dilution and contractual rights.  The Remaining Shareholders will have put options and ATC Asia will have a call option pursuant to the time periods and conditions outlined in the Shareholders Agreement.

Acquisition-Related Contingent Consideration
The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur. In Colombia and Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In the United States and India, the Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a specified period of time.

A summary of the value of the Company’s contingent consideration is as follows (in thousands):

			Year Ended December 31, 2015
	Maximum potential value (1)	Estimated value at December 31, 2015 (2)	Additions (3)	Settlements	Change in Fair Value
Colombia	$22,444	$9,829	$—	$—	$(5,011)
Costa Rica	—	—	—	(1,898)	—
Ghana	569	569	—	—	99
India	1,164	163	315	(139)	—
United States	1,875	1,875	1,311	(5,906)	131
Total	$26,052	$12,436	$1,626	$(7,943)	$(4,781)
_______________

(1)	The maximum potential value is based on exchange rates at December 31, 2015. The minimum value could be zero.

(2)	Estimate is determined using a probability weighted average of expected outcomes as of December 31, 2015.

(3)	Based on preliminary acquisition accounting upon closing of certain acquisitions during the year ended December 31, 2015.

For more information regarding contingent consideration, see note 11.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, (in thousands):

	2015	2014 (1)
Accrued property and real estate taxes	$75,827	$61,206
Payroll and related withholdings	62,334	57,110
Accrued rent	54,732	34,074
Accrued construction costs	19,857	46,024
Other accrued expenses	303,663	219,422
Balance	$516,413	$417,836
_______________
(1)    December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following as of December 31, (in thousands):

	2015	2014 (1)	Contractual Interest Rate (2)	Maturity Date (2)
Series 2013-1A Securities (3)	$497,478	$496,314	1.551%	March 15, 2018
Series 2013-2A Securities (4)	1,288,689	1,287,110	3.070%	March 15, 2023
Series 2015-1 Notes (5)	346,262	—	2.350%	June 15, 2020
Series 2015-2 Notes (6)	518,776	—	3.482%	June 16, 2025
GTP AP Notes (7)	—	973,397	N/A	N/A
2012 GTP Notes (7)(8)	281,902	290,586	3.721% - 7.358%	Various
Unison Notes (9)	201,930	203,683	5.349% - 9.522%	Various
BR Towers Debentures (10)	85,219	118,688	7.400%	October 15, 2023
Shareholder loans (11)	145,540	137,655	Various	Various
South African Facility (12)	53,175	73,156	8.575%	December 17, 2020
Colombian Credit Facility (13)	59,640	82,501	9.853%	April 24, 2021
Brazil Credit Facility (14)	21,868	—	Various	January 15, 2022
Indian Working Capital Facility (15)	8,752	—	9.700%	January 31, 2016
Mexican Loan	—	263,426	N/A	N/A
BR Towers Credit Facility	—	16,389	N/A	N/A
Total American Tower subsidiary debt	3,509,231	3,942,905

2013 Credit Facility (16)	1,225,000	—	1.652%	June 28, 2019
Term Loan (16)	1,993,601	1,495,284	1.680%	January 29, 2021
2014 Credit Facility (16)	1,980,000	1,100,000	1.680%	January 29, 2021
4.625% Notes	—	599,720	N/A	N/A
7.000% Notes	—	497,750	N/A	N/A
4.500% Notes	997,693	996,571	4.500%	January 15, 2018
3.40% Notes	999,769	999,607	3.400%	February 15, 2019
7.25% Notes	296,242	295,229	7.250%	May 15, 2019
2.800% Notes	743,557	—	2.800%	June 1, 2020
5.050% Notes	697,216	696,560	5.050%	September 1, 2020
3.450% Notes	642,786	641,579	3.450%	September 15, 2021
5.900% Notes	497,188	496,715	5.900%	November 1, 2021
4.70% Notes	695,374	694,694	4.700%	March 15, 2022
3.50% Notes	987,966	986,389	3.500%	January 31, 2023
5.00% Notes	1,003,453	1,003,628	5.000%	February 15, 2024
4.000% Notes	739,057	—	4.000%	June 1, 2025
Total American Tower Corporation debt	13,498,902	10,503,726
Other debt, including capital lease obligations	110,876	93,710
Total	17,119,009	14,540,341
Less current portion long-term obligations	(50,202)	(897,386)
Long-term obligations	$17,068,807	$13,642,955
_______________

(1)
December 31, 2014 balances have been revised to reflect debt issuance costs as a direct deduction from the carrying amounts, with the exception of debt issuance costs associated with the 2013 Credit Facility and the 2014 Credit Facility (as defined below) which are reflected in Notes receivable and other

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-current assets on the consolidated balance sheets. Amortization of deferred financing costs is included in interest expense on the consolidated statements of operations.

(2)	Represents the interest rate or maturity date as of December 31, 2015 and does not reflect the impact of interest rate swap agreements.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2043.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(6)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(7)	Secured debt assumed in connection with the acquisition of MIP Tower Holdings LLC (“MIPT”).

(8)	Anticipated repayment dates begin March 15, 2017.

(9)
Secured debt assumed in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (together, “Unison”). Anticipated repayment dates begin April 15, 2017; final legal maturity date is April 15, 2040.

(10)	Publicly issued debentures assumed in connection with the acquisition of BR Towers and denominated in BRL. Debt accrues interest at a variable rate.

(11)
Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi (“GHS”) and the Uganda loan is denominated in U.S. Dollars (“USD”). The Uganda loan accrues interest at a variable rate.

(12)	Denominated in South African Rand (“ZAR”). Debt accrues interest at a variable rate.

(13)	Denominated in Colombian Pesos (“COP”). Debt accrues interest at a variable rate.

(14)	Denominated in BRL. Debt accrues interest at variable rate.

(15)	Denominated in INR. This agreement provides that the maturity date may be extended for additional 30-day periods.

(16)	Debt accrues interest at a variable rate.

American Tower Subsidiary Debt
Securitized Debt
The Company has several securitizations in place.  Cash flows generated by the sites that secure the securitized debt are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to the excess cash flows not needed to pay the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A—In March 2013, the Company completed a private issuance (the “2013 Securitization”) of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A (the “2013 Securities”) issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC, an indirect wholly owned special purpose subsidiary of the Company.  The net proceeds of the transaction were $1.78 billion. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “AMT Asset Subs”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”).

The Loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 5,186 wireless and broadcast communications towers owned by the AMT Asset Subs (the “2013 Secured Towers”), (ii) a pledge of the AMT Asset Subs’ operating cash flows from the Secured Towers, (iii) a security interest in substantially all of the AMT Asset Subs’ personal property and fixtures and (iv) the AMT Asset Subs’ rights under the tenant leases and the management agreement entered into in connection with the 2013 Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the AMT Asset Subs, and American Tower Guarantor Sub, LLC, whose only material asset are its equity interests in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations.

The 2013 Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement (the “Trust Agreement”), with terms identical to the Loan. The effective weighted average life and interest rate of the 2013 Securities was 8.6 years and 2.648%, respectively, as of the date of issuance.

Refinancing of GTP Acquisition Partners Securitization—On May 29, 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of the Company’s wholly owned subsidiaries, repaid all amounts outstanding under the Secured Tower Revenue Notes, Global Tower Series 2011-1, Class C, Secured Tower Revenue Notes, Global Tower Series 2011-2, Class C and Class F and Secured Tower Revenue Notes, Global Tower Series 2013-1, Class C and Class F, (collectively, the “GTP AP Notes”) plus prepayment consideration and other costs and expenses related thereto, with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and together with the Series 2015-1 Notes, the “2015 Notes”).

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,609 communications sites (the “2015 Secured Sites”) owned by GTP Acquisition Partners and its subsidiaries (the “GTP Entities”)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

The 2015 Notes were issued by GTP Acquisition Partners pursuant to a Third Amended and Restated Indenture and related series supplements, each dated as of May 29, 2015 (collectively, the “2015 Indenture”), between the GTP Entities and The Bank of New York Mellon, as trustee. The effective weighted average life and interest rate of the 2015 Notes was 8.1 years and 3.029%, respectively, as of the date of issuance.

Under the terms of the Loan Agreement and 2015 Indenture, amounts due will be paid from the cash flows generated by the 2013 Secured Towers or the 2015 Secured Sites, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the Loan Agreement or 2015 Indenture, as applicable. On a monthly basis, after payment of all required amounts under the Loan Agreement or 2015 Indenture, as applicable, including interest payments, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the AMT Asset Subs or GTP Acquisition Partners, as applicable, which can then be distributed to, and used by, the Company.

In order to distribute any excess cash flow to the Company, the AMT Asset Subs and GTP Acquisition Partners must each maintain a specified debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Loan or the 2015 Notes, as applicable, that will be outstanding on the payment date following such date of determination. If the DSCR were equal to or below 1.30x (the “Cash Trap DSCR”) for such quarter, and the DSCR continues to be equal to or below the Cash Trap DSCR for two consecutive calendar quarters, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account instead of being released to the AMT Asset Subs or GTP Acquisition Partners, as applicable. The funds in the reserve account will not be released to the AMT Asset Subs or GTP Acquisition Partners unless the DSCR, as applicable, exceeds the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR falls below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the 2013 Securities, an “amortization period” also commences if, on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the 2013 Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. If either series of the 2015 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the applicable series of the 2015 Notes, and such series will begin to amortize on a monthly basis from excess cash flow. During an amortization period, all excess cash flow and any amounts then in the applicable reserve account because the Cash Trap DSCR was not met would be applied to payment of the principal on the Loan or the 2015 Notes, as applicable.

The Loan and the 2015 Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If the prepayment occurs within 12 months of the anticipated repayment date with respect to the Series 2013-1A Securities or the Series 2015-1 Notes, or 18 months of the anticipated repayment date with respect to the Series 2013-2A Securities or the Series 2015-2 Notes, no prepayment consideration is due. The Loan may be defeased in whole at any time prior to the anticipated repayment date for any component of the Loan then outstanding.

The Loan Agreement and the 2015 Indenture include operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, the AMT Asset Subs and the GTP Entities, as applicable, are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement or the 2015 Indenture, as applicable). The organizational documents of the AMT Asset Subs and the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Loan Agreement and the 2015 Indenture also contain certain covenants that require the AMT Asset Subs or GTP Acquisition Partners, as applicable, to provide the respective trustee with regular financial reports and operating budgets, promptly notify such trustee of events of default and material breaches under the Loan Agreement and other agreements related

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the 2013 Secured Towers or the 2015 Indenture and other agreements related to the 2015 Secured Sites, as applicable, and allow the applicable trustee reasonable access to the sites, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement or the 2015 Indenture could prevent the AMT Asset Subs or GTP Acquisition Partners from distributing excess cash flow to the Company. Furthermore, if the AMT Asset Subs or GTP Acquisition Partners were to default on the Loan or a series of the 2015 Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 2013 Secured Towers or the 2015 Secured Sites, respectively, in which case the Company could lose the revenue associated with those assets. With respect to the 2015 Notes, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes.

Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, as applicable, are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $95.0 million held in the reserve accounts with respect to the 2013 Securitization and the $16.3 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2015 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.

Assumed Securitized Debt
2012 GTP Notes—In connection with the acquisition of MIPT, the Company assumed existing indebtedness issued by certain subsidiaries of Global Tower Partners (“GTP”) in several securitization transactions, including the Secured Tower Revenue Notes, Series 2012-1 Class A, Series 2012-2 Class A, Series 2012-2 Class B, and Series 2012-2 Class C (collectively, the “2012 GTP Notes”) issued by GTP Cellular Sites, LLC (“GTP Cellular Sites”). The four classes of 2012 GTP Notes bear interest at rates of 3.721%, 4.336%, 6.413% and 7.358%, respectively, with anticipated repayment dates of March 15, 2017 for the Series 2012-1 Class A Notes and March 15, 2019 for each class of Series 2012-2 Notes and a final maturity date of March 15, 2042. As of December 31, 2015, the aggregate amount outstanding was $272.1 million plus $9.8 million of unamortized premium.

Unison Notes—In connection with the acquisition of Unison, the Company assumed $196.0 million of existing indebtedness under the Secured Cellular Site Revenue Notes, Series 2010-1 Class C, Series 2010-2 Class C and Series 2010-2 Class F (collectively, the “Unison Notes”) issued by Unison Ground Lease Funding, LLC (the “Unison Issuer”) in a securitization transaction (the “Unison Securitization”). The three classes of Unison Notes bear interest at rates of 5.349%, 6.392% and 9.522%, respectively, with anticipated repayment dates of April 15, 2017, April 15, 2020 and April 15, 2020, respectively, and a final maturity date of April 15, 2040. As of December 31, 2015, the aggregate amount outstanding was $196.0 million plus $5.9 million of unamortized premium.

The 2012 GTP Notes and the Unison Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by applicable prepayment consideration. No prepayment consideration is due if, with respect to the 2012 GTP Notes, the prepayment occurs within one year of the anticipated repayment date, or, with respect to the Unison Notes, the prepayment occurs within six months of the anticipated repayment date.

As of December 31, 2015, the 2012 GTP Notes are secured by, among other things, an aggregate of 105 sites and 1,064 property interests owned by certain subsidiaries of GTP and other related assets (the “GTP Secured Sites”) and the Unison Notes are secured by, among other things, liens on 1,516 real property interests owned by two special purpose subsidiaries of the Unison Issuer (together with the Unison Issuer, the “Unison Obligors”) and other related assets (the “Unison Secured Sites”).

The indenture and each series supplement governing the 2012 GTP Notes (collectively, the “GTP Indenture”) and the indenture governing the Unison Notes (the “Unison Indenture”) each include certain financial ratios and operating covenants and other restrictions customary for notes subject to rated securitizations. Among other things, GTP Cellular Sites and the Unison Obligors are restricted from incurring other indebtedness or further encumbering their applicable assets.

Under the terms of the applicable indentures, amounts due will be paid from the cash flows generated by the GTP Secured Sites or the Unison Secured Sites (as applicable), which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. The Unison Indenture requires the Unison Issuer to make monthly payments of interest to holders of the Unison Notes. The GTP Indenture requires GTP Cellular Sites to make monthly payments

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of principal and interest to holders of the 2012 GTP Notes from available funds. On a monthly basis, cash flows in excess of amounts needed to make debt service payments and other payments required under the GTP Indenture of the Unison Indenture, as applicable, are to be distributed to GTP Cellular Sites or the Unison Issuer, which may then be distributed to, and used by, the Company. Additionally, under the GTP Indenture or the Unison Indenture, GTP Cellular Sites and the Unison Obligors, respectively, are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. The $5.3 million held in the reserve accounts with respect to the 2012 GTP Notes and the $4.9 million held in the reserve accounts with respect to the Unison Securitization, as of December 31, 2015 are classified as Restricted cash on the accompanying consolidated balance sheets.

A failure to comply with the covenants in the GTP Indenture or the Unison Indenture could prevent GTP Cellular Sites or the Unison Obligors, as applicable, from taking certain actions with respect to each of their sites and from distributing excess cash flow to the Company. In addition, with respect to the 2012 GTP Notes, upon occurrence and during an event of default, the trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2012 GTP Notes, declare such series of the 2012 GTP Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such series of the 2012 GTP Notes. Furthermore, if GTP Cellular Sites or the Unison Issuer were to default on their respective notes, the applicable trustee could seek to foreclose upon the GTP Secured Sites or the Unison Secured Sites, as applicable, in which case the Company could lose ownership of such property interests and the revenue associated with them.

Other Subsidiary Debt

BR Towers Debt—In connection with the acquisition of BR Towers in November 2014, the Company assumed 313.1 million BRL ($80.2 million at December 31, 2015) of publicly issued simple debentures (“BR Towers Debentures”) (with an original principal amount of 300.0 million BRL) issued by a subsidiary of BR Towers (the “BRT Issuer”), and a BRL denominated credit facility with Banco Nacional de Desenvolvimento Econômico e Social (“BNDES”), which allowed a subsidiary of BR Towers to borrow up to 48.1 million BRL through an intermediary bank (the “BR Towers Credit Facility”). On March 30, 2015, the Company repaid all amounts outstanding and terminated the BR Towers Credit Facility.

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
The Company may redeem the BR Towers Debentures beginning on October 15, 2018 at the then outstanding principal amount plus a surcharge, calculated in accordance with the Debenture Agreement, and all accrued and unpaid interest thereon. As of December 31, 2015, 332.8 million BRL ($85.2 million) aggregate principal amount is outstanding under the BR Towers Debentures.

The BR Towers Debentures are secured by (i) 100% of the shares of the BRT Issuer and (ii) all proceeds and rights from the issuance of the BR Towers Debentures, including amounts in a Resource Account, as defined in the applicable agreement. The Debenture Agreement includes contractual covenants and other restrictions customary for public debentures.

Shareholder Loans—In connection with the establishment of certain of the Company’s joint ventures and related acquisitions of communications sites in Ghana and Uganda, the Company’s majority owned subsidiaries entered into shareholder loan agreements, as the borrower, with wholly owned subsidiaries of the Company and of the Company’s joint venture partners, as lenders. The portions of the loans made by the Company’s wholly owned subsidiaries are eliminated in consolidation and the portions of the loans made by each of the Company’s joint venture partner’s wholly owned subsidiaries are reported as outstanding debt of the Company. Outstanding amounts under each of the Company’s shareholder loans consisted of the following as of December 31, (in thousands):

	2015	2014	Contractual Interest Rate	Maturity Date
Ghana loan (1)	$70,314	$68,651	21.87%	December 31, 2019
Uganda loan (2)(3)	75,226	69,004	6.066%	June 29, 2019
_______________

(1)
Denominated in GHS. As of December 31, 2015, the aggregate principal amount outstanding under the Ghana loan was 267.5 million GHS, which included 46.7 million GHS ($12.3 million) of interest which was capitalized during the year ended December 31, 2015.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	Interest rate as of December 31, 2015. Interest accrues at a variable rate.

(3)	Includes $6.3 million of interest which was capitalized during the year ended December 31, 2015.

South African Facility—On December 19, 2015, one of the Company’s South African subsidiaries (the “SA Borrower”) entered into a loan agreement for a new 830.0 million ZAR denominated credit facility (the “South African Facility”). On December 23, 2015, the SA Borrower borrowed 830.0 million ZAR ($54.5 million at the date of borrowing), which it used primarily to repay its previously existing ZAR-denominated credit facility. The South African Facility provides that the SA Borrower may request increases up to an aggregate of an additional 830.0 million ZAR.
Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The South African Facility may be prepaid in whole or in part without prepayment consideration.
The South African Facility is secured by, among other things, liens on towers owned by the SA Borrower. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Under the terms of the South African Facility, interest is payable quarterly at a rate per annum equal to 1.95%, plus the three month Johannesburg Interbank Agreed Rate (JIBAR). As of December 31, 2015, 830.0 million ZAR ($53.7 million) was outstanding under the South African Facility.

Colombian Credit Facility—In October 2014, one of the Company’s Colombian subsidiaries (“ATC Sitios”) entered into a loan agreement for a 200.0 billion COP ($63.5 million at December 31, 2015) long-term credit facility (the “Colombian Credit Facility”).
Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Credit Facility may be prepaid in whole or in part at any time, subject to certain limitations and prepayment consideration.
Principal and interest are payable quarterly in arrears with principal due in accordance with the repayment schedule included in the loan agreement. Interest accrues at a per annum rate equal to 4.00% above the three-month Inter-bank Rate (“IBR”) in effect at the beginning of each Interest Period, as defined in the loan agreement. The loan agreement also requires that ATC Sitios manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. As of December 31, 2015, the interest rate, after giving effect to the interest rate swap agreements, was 9.80%.
The Colombian Credit Facility is secured by, among other things, liens on towers owned by ATC Sitios. The loan agreement contains certain reporting, information, financial ratios and operating covenants. Failure to comply with certain of the financial and operating covenants would constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. As of December 31, 2015, 190.0 billion COP ($60.3 million) was outstanding under the Colombian Credit Facility.
Brazil Credit Facility—In December 2014, one of the Company’s Brazilian subsidiaries (“ATC Brazil”) entered into a 271.0 million BRL ($69.4 million at December 31, 2015) credit facility with BNDES, (the “Brazil Credit Facility”). ATC Brazil maintains the ability to draw on the Brazil Credit Facility until December 30, 2016. The Brazil Credit Facility bears interest at a margin over the long-term interest rate, as defined by BNDES (“TJLP”), and the Special Clearance and Escrow System (“SELIC”). Outstanding amounts and key terms under the Brazil Credit Facility consisted of the following as of December 31, 2015 (in millions):

	Amounts Outstanding (BRL)	Amounts Outstanding (USD at December 31, 2015)	Maximum Borrowing Amount (BRL)	Maximum Borrowing Amount (USD at December 31, 2015)	Contractual Interest Rate
Tranche A	23.4	$6.0	34.8	$8.9	TJLP + 4.25%
Tranche B	24.5	$6.3	34.8	$8.9	SELIC + 4.25%
Tranche C	37.5	$9.6	200.0	$51.2	6.00%
Tranche D	—	$—	1.4	$0.4	TJLP

Indian Working Capital Facility—In April 2013, one of the Company’s Indian subsidiaries (“ATC India”) entered into a working capital facility agreement (the “Indian Working Capital Facility”), which allows ATC India to borrow an amount not to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceed the INR equivalent of $10.0 million through two separate facilities. Advances under one facility (“Facility A”) are payable on the earlier of demand or six months following the borrowing date and advances under the other facility (“Facility B”) are payable on the earlier of demand or thirty days following the borrowing date, with the option to extend for additional 30-day periods. The interest rate is determined at the time of advance by the bank. As of December 31, 2015, the Company had no amounts outstanding under Facility A and 579.0 million INR ($8.8 million) outstanding under Facility B. ATC India maintains the ability to draw down and repay amounts under the Indian Working Capital Facility in the ordinary course.

Mexican Loan—In May 2015, upon maturity of its 5.2 billion Mexican Peso (“MXN”) denominated unsecured bridge loan, the Company repaid the remaining outstanding principal balance of 3.9 billion MXN ($251.2 million on the date of repayment) with cash on hand and borrowings under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

American Tower Corporation Debt
Bank Facilities—In February 2015, the Company entered into amendment agreements with respect to (i) its unsecured term loan entered into in October 2013 (the “Term Loan”), (ii) the 2013 Credit Facility and (iii) its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014 (the “2014 Credit Facility”). After giving effect to these amendments, the permitted ratio of Total Debt to Adjusted EBITDA (as defined in the loan agreements for each of the facilities) is (i) 7.00 to 1.00 for the quarter ended December 31, 2015 and (ii) 6.00 to 1.00 thereafter. In addition, the maximum Incremental Term Loan Commitments (as defined in the agreement governing the Term Loan) was increased to $1.0 billion and the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the revolving credit facilities) was increased to $3.5 billion and $2.5 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively.

Effective October 28, 2015, the Company entered into additional amendment agreements to the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility, which, among other things, (i) extended the maturity dates to January 29, 2021, June 28, 2019 and January 29, 2021, respectively, and (ii) increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $250.0 million to $300.0 million. All of the other material terms of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility remain in full force and effect.

Term Loan—Effective February 20, 2015, the Company borrowed an additional $500.0 million under the Term Loan. As a result, there is $2.0 billion outstanding under the Term Loan.

2013 Credit Facility—On February 20, 2015, the Company received incremental commitments of $750.0 million and, as a result, has the ability to borrow up to $2.75 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans.

During the year ended December 31, 2015, the Company borrowed an aggregate of $4.0 billion and repaid an aggregate of $2.7 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to (i) fund a portion of the Verizon Transaction, (ii) fund the Airtel acquisition, (iii) fund the TIM acquisition and (iv) repay other indebtedness. As of December 31, 2015, the Company had $3.2 million of undrawn letters of credit and maintains the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility—On February 20, 2015, the Company received incremental commitments of $500.0 million and, as a result, has the ability to borrow up to $2.0 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans.

During the year ended December 31, 2015, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.3 billion of revolving indebtedness under the 2014 Credit Facility. The Company primarily used the borrowings to fund a portion of the Verizon Transaction. As of December 31, 2015, the Company had $7.4 million of undrawn letters of credit and maintains the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

The Term Loan, the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rates range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon the Company’s debt ratings. As of December 31, 2015, the margin over LIBOR for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility was 1.250%.

The 2013 Credit Facility and the 2014 Credit Facility are subject to two optional renewal periods. A quarterly commitment fee on the undrawn portion of the 2013 Credit Facility and the 2014 Credit Facility is required, ranging from 0.100% to 0.400% per annum, based upon the Company’s debt ratings, and is currently 0.150%.

The loan agreements for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent the Company from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Senior Notes
2.800% Senior Notes and 4.000% Senior Notes Offering—On May 7, 2015, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 (the “2.800% Notes”) and $750.0 million aggregate principal amount of 4.000% senior unsecured notes due 2025 (the “4.000% Notes”). The net proceeds from this offering were approximately $1,480.1 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on May 7, 2015.

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2015:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2015	2014 (2)	Semi-annual interest payments due	Issue Date	Maturity Date
	(in thousands)
4.500% Notes	$1,000,000	$(2,307)	$(3,429)	January 15 and July 15	December 7, 2010	January 15, 2018
3.40 % Notes (3)	1,000,000	(231)	(393)	February 15 and August 15	August 19, 2013	February 15, 2019
7.25% Notes	300,000	(3,758)	(4,771)	May 15 and November 15	June 10, 2009	May 15, 2019
2.800% Notes	750,000	(6,443)	—	June 1 and December 1	May 7, 2015	June 1, 2020
5.050% Notes	700,000	(2,784)	(3,440)	March 1 and September 1	August 16, 2010	September 1, 2020
3.450% Notes	650,000	(7,214)	(8,421)	March 15 and September 15	August 7, 2014	September 15, 2021
5.900% Notes	500,000	(2,812)	(3,285)	May 1 and November 1	October 6, 2011	November 1, 2021
4.70% Notes	700,000	(4,626)	(5,306)	March 15 and September 15	March 12, 2012	March 15, 2022
3.50% Notes	1,000,000	(12,034)	(13,611)	January 31 and July 31	January 8, 2013	January 31, 2023
5.00% Notes (3)	1,000,000	3,453	3,628	February 15 and August 15	August 19, 2013	February 15, 2024
4.000% Notes	750,000	(10,943)	—	June 1 and December 1	May 7, 2015	June 1, 2025
_______________
(1)    Includes unamortized discounts, premiums, and debt issuance costs.
(2)    December 31, 2014 balances have been revised to reflect debt issuance costs.

(3)	The original issue date for the 3.40% Notes and the 5.00% Notes was August 19, 2013. The issue date for the reopened 3.40% Notes and the reopened 5.00% Notes was January 10, 2014.

The Company may redeem each of the series of senior notes at any time, subject to the terms of the applicable indenture, which generally provide for a redemption price equal to 100% of the principal amount of such notes, plus a make-whole premium, together with accrued interest to the redemption date. Each of the applicable indentures, including any supplemental indentures (the “Indentures”) for the notes contain certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens shall not exceed 3.5x Adjusted EBITDA, as defined in the applicable Indenture for each of the notes. If the Company undergoes a change of control and corresponding ratings decline, each as defined in the Indentures, the Company may be required to repurchase one or more series of notes at a purchase price equal to 101% of the principal amount,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus accrued and unpaid interest (including additional interest, if any) up to, but not including, the date of repurchase. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of the Company’s subsidiaries.

Redemption of Senior Notes—On February 11, 2015, the Company redeemed all of the outstanding 4.625% senior notes due 2015 (the “4.625% Notes”) at a price equal to 100.5898% of the principal amount, plus accrued interest up to, but excluding, February 11, 2015, for an aggregate redemption price of $613.6 million, including $10.0 million in accrued and unpaid interest. On April 29, 2015, the Company redeemed all of the outstanding 7.000% senior notes due 2017 (the “7.000% Notes”) at a price equal to 114.0629% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 29, 2015, for an aggregate redemption price of $571.7 million, including $1.4 million in accrued and unpaid interest.

During the year ended December 31, 2015, the Company recorded a loss on retirement of long-term obligations of $74.3 million related to the redemption of the 7.000% Notes, and $3.7 million related to the redemption of the 4.625% Notes, each of which included prepayment consideration and the remaining portion of the unamortized discount and deferred financing costs, and with respect to the 7.000% Notes, the write-off of the unamortized portion of the settlement cost of a treasury rate lock. These redemptions were funded with borrowings under the Company’s existing credit facilities and cash on hand. Upon completion of these redemptions, none of the 4.625% Notes or the 7.000% Notes remained outstanding.

Capital Lease and Other Obligations—The Company’s capital lease and other obligations approximated $110.9 million and $93.7 million as of December 31, 2015 and 2014, respectively. These obligations are secured by the related assets, bear interest at rates of 2.40% to 9.25%, and mature in periods ranging from less than one year to approximately seventy years.
Maturities—As of December 31, 2015, aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are expected to be (in thousands):

Year Ending December 31,
2016	$50,202
2017	195,536
2018	1,537,659
2019	2,883,615
2020	1,970,026
Thereafter	10,549,061

Total cash obligations	17,186,099
Unamortized discounts, premiums and debt issuance costs, net	(67,090)

Balance as of December 31, 2015	$17,119,009

9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following as of December 31, (in thousands):

	2015	2014 (1)
Unearned revenue	$451,844	$415,809
Deferred rent liability	348,532	303,442
Other miscellaneous liabilities	265,306	309,436
Balance	$1,065,682	$1,028,687
_______________

(1)	December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying amount of the Company’s asset retirement obligations were as follows (in thousands):

	2015	2014
Beginning balance as of January 1,	$609,035	$549,548
Additions	277,982	52,623
Accretion expense	55,592	40,325
Revisions in estimates (1)	(83,636)	(32,311)
Settlements	(2,037)	(1,150)
Balance as of December 31,	$856,936	$609,035

_______________

(1)	Revisions in estimates include the negative impact of $81.7 million and $38.5 million of foreign currency translation for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the estimated undiscounted future cash outlay for asset retirement obligations was $2.6 billion.

11.    FAIR VALUE MEASUREMENTS
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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value was as follows (in thousands):

	December 31, 2015				December 31, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value	Fair Value Measurements Using			Assets/Liabilities at Fair Value
	Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	—	—	—	—	—	$6,302	—	$6,302
Interest rate swap agreements	—	$692	—	$692	—	$88	—	$88
Embedded derivative in lease agreement	—	—	$14,176	$14,176	—	—	—	—
Liabilities:
Acquisition-related contingent consideration	—	—	$12,436	$12,436	—	—	$28,524	$28,524
Interest rate swap agreements	—	—	—	—	—	$647	—	$647
_______________
(1)    Consists of highly liquid investments with original maturities in excess of three months.

Interest Rate Swap Agreements

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company’s foreign subsidiaries have entered into interest rate swap agreements, which have been designated as cash flow hedges, to manage exposure to variability in interest rates on debt. The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. The Company records the change in fair value for the effective portion of the cash flow hedges in Other comprehensive income (“OCI”) in the consolidated balance sheets and reclassifies a portion of the value from OCI into Interest expense on a quarterly basis as the cash flows from the hedged item affects earnings. The Company records the settlement of interest rate swap agreements in Loss on retirement of long-term obligations in the consolidated statement of operations in the period in which the settlement occurs.

One of the Company’s Colombian subsidiaries entered into an interest rate swap agreement with an aggregate notional value of 100.0 billion COP ($31.8 million) with certain of the lenders under the Colombian Credit Facility. The interest rate swap agreement requires the payment of a fixed interest rate of 5.74% and pays variable interest at the three-month IBR through the earlier of termination of the underlying debt or April 24, 2021. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility. In December 2015, one of the Company’s South African subsidiaries settled the interest rate swap agreements related to its previously existing ZAR-denominated South African credit facility.

The notional amount and fair value of the interest rate swap agreements were as follows as of December 31, (in thousands):

	2015 (1)		2014 (2)
	Local	USD	Local	USD
South Africa (ZAR)
Notional	—	—	440,614	38,080
Fair Value	—	—	1,016	88
Colombia (COP)
Notional	95,000,000	30,164	100,000,000	41,798
Fair Value	2,179,374	692	(1,548,688)	(647)
_______________

(1)	As of December 31, 2015, the interest rate swap agreement in Colombia was included in Notes receivable and other non-current assets on the consolidated balance sheet.

(2)
As of December 31, 2014, the interest rate swap agreement in Colombia was included in Other non-current liabilities on the consolidated balance sheet and the interest rate swap agreements in South Africa were included in Notes receivable and other non-current assets on the consolidated balance sheet.

Embedded Derivative in Lease Agreement
In connection with the acquisition of communications sites in Nigeria, the Company entered into a site lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the U.S. CPI was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the consolidated balance sheet. The fair value of the Company’s embedded derivative is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows over the period in which the associated payment is expected to be received and applies a discount factor that captures uncertainties in the future periods associated with the expected payment. During the year ended December 31, 2015, the Company recorded $0.4 million of a fair value adjustment which was recorded in Other expense in the consolidated statements of operations.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in Other operating expenses in the consolidated statements of operations. The fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, is determined by using a discounted probability-weighted approach, which takes into consideration Level 3 unobservable inputs including assessments of expected future cash flows over the period in which the obligation is expected to be settled and applies a discount factor that captures the uncertainties associated with the obligation. Changes in the unobservable inputs of Level 3 assets or liabilities could significantly impact the fair value of these assets or liabilities recorded in the accompanying consolidated balance sheets, with the adjustments being recorded in the consolidated statements of operations.
As of December 31, 2015, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $26.1 million. The changes in fair value of the contingent consideration were as follows during the years ended December 31, (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014
Balance as of January 1	$28,524	$31,890
Additions	1,626	6,412
Settlements	(7,943)	(3,889)
Change in fair value	(4,781)	(225)
Foreign currency translation adjustment	(4,990)	(4,934)
Other (1)	—	(730)
Balance as of December 31	$12,436	$28,524
_______________

(1)	In connection with the sale of operations in Panama in September 2014, the buyer assumed the Company’s potential obligations related to additional purchase price consideration.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the year ended December 31, 2015, certain long-lived assets held and used with a carrying value of $12.6 billion were written down to their net realizable value as a result of an asset impairment charge of $15.1 million. During the year ended December 31, 2014, certain long-lived assets held and used with a carrying value of $8.9 billion were written down to their net realizable value as a result of an asset impairment charge of $11.2 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.

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

There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2015.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2015 and 2014 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2015, the carrying value and fair value of long-term obligations, including the current portion, were $17.1 billion and $17.4 billion, respectively, of which $8.7 billion was measured using Level 1 inputs and $8.7 billion was measured using Level 2 inputs. As of December 31, 2014, the carrying value and fair value of long-term obligations, including the current portion, were $14.5 billion and $15.0 billion, respectively, of which $9.7 billion was measured using Level 1 inputs and $5.3 billion was measured using Level 2 inputs.

12.    INCOME TAXES
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision from continuing operations consisted of the following for the years ended December 31, (in thousands):

	2015	2014	2013
Current:
Federal	$(73,930)	$(2,390)	$(30,322)
State	(21,216)	(797)	(13,731)
Foreign	(55,045)	(57,934)	(44,973)
Deferred:
Federal	9,131	(4,180)	(16,318)
State	8	(973)	(5,139)
Foreign	(16,903)	3,769	50,942
Income tax provision	$(157,955)	$(62,505)	$(59,541)

The effective tax rate on income from continuing operations for the years ended December 31, 2015, 2014 and 2013 differs from the federal statutory rate primarily due to our qualification for taxation as a REIT, as well as adjustments for foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its NOLs, subject to specified limitations.
Effective July 25, 2015, the Company filed a tax election, pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes. In connection with this and related elections, the Company incurred a one-time cash tax charge of $93.0 million and a one-time deferred income tax benefit of $5.8 million in the year ended December 31, 2015. The increase in the income tax provision during the year ended December 31, 2015 was primarily attributable to the MIPT tax election and charge of $13.1 million resulting from a change in income tax law in Ghana.
During the years ended December 31, 2014 and 2013, the income tax provision included an expense of $2.6 million and $21.5 million, respectively, resulting from the restructuring of certain of the Company’s domestic TRSs.

Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows for the years ended December 31:

	2015	2014	2013
Statutory tax rate	35%	35%	35%
Tax adjustment related to REIT (1)	(35)	(35)	(35)
State taxes, net of federal benefit	—	1	3
Foreign taxes	3	2	(5)
Foreign withholding taxes	3	3	6
Domestic TRS restructuring	—	—	4
Change in tax law	2	—	—
MIPT tax election (2)	11	—	—
Other	—	1	3
Effective tax rate	19%	7%	11%
_______________
(1)    Includes 36%, 24% and 28% from dividend paid deductions in 2015, 2014 and 2013, respectively.
(2)    Includes federal and state taxes, net of federal benefit.
The domestic and foreign components of income from continuing operations before income taxes are as follows for the years ended December 31, (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
United States	$785,201	$857,457	$766,772
Foreign	44,761	8,247	(225,023)
Total	$829,962	$865,704	$541,749

The components of the net deferred tax asset and related valuation allowance were as follows as of December 31, (in thousands):

	2015 (1)	2014 (2)
Current assets:
Allowances, accruals and other items not currently deductible	$—	$19,893
Current deferred liabilities	—	(2,799)
Subtotal	—	17,094
Valuation allowance	—	(3,094)
Net current deferred tax assets	$—	$14,000
Non-current items:
Assets:
Net operating loss carryforwards	277,977	242,788
Accrued asset retirement obligations	92,295	103,975
Stock-based compensation	3,889	693
Unearned revenue	25,654	18,947
Unrealized loss on foreign currency	37,440	15,952
Items not currently deductible and other	31,432	22,142
Liabilities:
Depreciation and amortization	(194,230)	(131,678)
Deferred rent	(20,720)	(18,355)
Other	(11,077)	(1,791)
Subtotal	242,660	252,673
Valuation allowance	(136,952)	(138,147)
Net non-current deferred tax assets	$105,708	$114,526
_______________
(1)    Change in accounting pronouncement, as described below.
(2)    December 31, 2014 balances have been revised to reflect purchase accounting measurement period adjustments.

In November 2015, the FASB issued new guidance on the balance sheet classification of all deferred income taxes. The guidance requires that deferred tax assets and liabilities, along with the related valuation allowance, be classified as noncurrent in a classified balance sheet. The Company has early adopted this guidance for the year ended December 31, 2015, and it did not have a material effect on the Company’s financial statements. Prior periods were not retrospectively adjusted.
At December 31, 2015 and 2014, the Company has provided a valuation allowance of $137.0 million and $141.2 million, respectively, which primarily relates to foreign items. During 2015, the Company increased the amounts recorded as valuation allowances due to the uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future. The increase in the valuation allowance for the year ending December 31, 2015, was offset by fluctuations in foreign currency exchange rates and a reversal of previously reserved deferred tax assets resulting from a change in income tax law in Ghana. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Balance as of January 1,	$141,241	$136,006	$95,558
Additions (1)	19,512	40,124	48,411
Reversals	—	(10,769)	—
Foreign currency translation	(23,801)	(24,120)	(7,963)
Balance as of December 31,	$136,952	$141,241	$136,006
_______________
(1)    Includes net charges to expense and allowances established through goodwill at acquisition.

The recoverability of the Company’s net deferred tax asset has been assessed utilizing projections based on its current operations. Accordingly, the recoverability of the net deferred tax asset is not dependent on material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, the Company believes that the net deferred tax asset will be realized.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on $490.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Should the Company decide to repatriate the foreign earnings, it may have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside of the United States.
At December 31, 2015, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income, which includes losses of $51.6 million related to employee stock options. If not utilized, the Company’s net operating loss carryforwards expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2016 to 2020	$—	$79,928	$14,727
2021 to 2025	—	281,061	195,694
2026 to 2030	51,596	188,030	—
2031 to 2035	23,670	10,853	—
Indefinite carryforward	—	—	695,052
Total	$75,266	$559,872	$905,473

In addition, the Company has Mexican tax credits of $1.8 million, which if not utilized will expire in 2017.

As of December 31, 2015 and 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, is $28.1 million and $31.9 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $14.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Balance at January 1	$31,947	$32,545	$34,337
Additions based on tax positions related to the current year	5,042	4,187	1,427
Additions for tax positions of prior years	—	3,780	—
Reductions for tax positions of prior years	—	—	(320)
Foreign currency	(5,371)	(3,216)	(1,681)
Reduction as a result of the lapse of statute of limitations and effective settlements	(3,504)	(5,349)	(1,218)
Balance at December 31	$28,114	$31,947	$32,545

During the years ended December 31, 2015, 2014 and 2013, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $3.5 million, $5.3 million and $1.2 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.
The Company recorded penalties and tax-related interest expense (benefit) to the tax provision of $0.1 million, ($3.4 million) and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the total amount of accrued income tax-related interest and penalties included the consolidated balance sheets were $20.2 million and $24.9 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2015 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2015.

13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire ten years from the date of grant. As of December 31, 2015, the Company had the ability to grant stock-based awards with respect to an aggregate of 11.6 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
The Company recognized stock-based compensation expense of $90.5 million, $80.2 million and $68.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company capitalized stock-based compensation expense of $2.1 million and $1.6 million during the years ended December 31, 2015 and 2014, respectively, as property and equipment.
Stock Options—The fair value of each option granted during the period was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The expected life of stock options (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of the Company’s employees. The risk-free interest rate was based on the U.S. Treasury yield which term approximated the estimated life in effect at the accounting measurement date. The expected volatility of the underlying stock price was based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend yield was the Company’s best estimate of expected future dividend yield.

Key assumptions used to apply this pricing model were as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Range of risk-free interest rate	1.32% - 1.62%	1.46% - 1.74%	0.75% - 1.42%
Weighted average risk-free interest rate	1.61%	1.64%	0.91%
Expected life of stock options	4.5 years	4.5 years	4.4 years
Range of expected volatility of the underlying stock price	21.09% - 21.24%	21.94% - 23.35%	24.43% - 36.09%
Weighted average expected volatility of underlying stock price	21.09%	23.08%	33.37%
Range of expected annual dividend yield	1.50% - 1.85%	1.50%	1.50%
The weighted average grant date fair value per share during the years ended December 31, 2015, 2014 and 2013 was $15.06, $14.86 and $19.05, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $32.1 million, $58.0 million and $42.1 million, respectively. As of December 31, 2015, total unrecognized compensation expense related to unvested stock options was $29.2 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was $44.1 million during the year ended December 31, 2015.
The Company’s option activity for the year ended December 31, 2015 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2015	6,508,435	$62.14
Granted	2,059,600	94.43
Exercised	(779,615)	56.56
Forfeited	(105,226)	82.47
Expired	(2,375)	23.74
Outstanding as of December 31, 2015	7,680,819	$71.10	6.72	$198.6

Exercisable as of December 31, 2015	3,549,709	$54.13	4.76	$152.0
Vested or expected to vest as of December 31, 2015	7,674,324	$71.08	6.72	$198.6
The following table sets forth information regarding options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
2,064,426	$25.43 - $50.78	$40.73	3.21	2,064,426	$40.73
852,265	51.03 - 74.06	61.88	6.16	578,340	61.43
1,091,181	76.90 - 79.45	76.94	7.17	467,735	76.92
1,707,519	81.18 - 94.23	81.63	8.21	376,025	81.35
1,965,428	94.57 - 99.67	94.60	9.12	63,183	94.57
7,680,819	$25.43 - $99.67	$71.10	6.72	3,549,709	$54.13
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2015 was as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	RSUs	Weighted Average Grant Date Fair Value	PSUs (1)	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2015	1,758,817	$73.80	—	$—
Granted	715,379	94.55	33,377	94.57
Vested	(703,955)	69.24	—	—
Forfeited	(113,248)	82.20	—	—
Outstanding as of December 31, 2015	1,656,993	$84.12	33,377	$94.57
Expected to vest, net of estimated forfeitures, as of December 31, 2015	1,578,040	$83.87	33,377	$94.57
_______________

(1)
Represents the target number of shares issuable at the end of the three-year performance cycle attributable to the first year’s performance period and incremental shares issuable based on exceeding the performance metric for the first year’s performance period.

Restricted Stock Units—The total fair value of RSUs that vested during the year ended December 31, 2015 was $67.0 million.
As of December 31, 2015, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $77.0 million and is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units—During the year ended December 31, 2015, the Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers and established the performance metric for this award. Threshold, target and maximum parameters were established for the metric for each year in the three-year performance period, and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200% of the target amount. At the end of the three-year performance period, the number of shares that are earned and vest will depend on the degree of achievement against the pre-established performance goal. PSUs that have been earned over the performance period will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment and will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually earned and vested. As the performance metric is tied to year-over-year growth and actual results for the metric will not be determined until the end of each respective fiscal year, as of December 31, 2015, the Company was unable to determine the annual target for the second and third years of the performance period for this award. Accordingly, an aggregate of 46,756 PSUs granted on March 10, 2015 were not included in the table above.

During the year ended December 31, 2015, the Company recorded $2.5 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2015 was $0.7 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately one year.

14.    EQUITY
Common Stock Offering—On March 3, 2015, the Company completed a registered public offering of 23,500,000 shares of its common stock, par value $0.01 per share, at $97.00 per share. On March 5, 2015, the Company issued an additional 2,350,000 shares of its common stock in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were approximately $2.44 billion after deducting commissions and estimated expenses. The Company used the net proceeds from this offering to fund a portion of the Verizon Transaction.

Series B Preferred Stock Offering—On March 3, 2015, the Company completed a registered public offering of 12,500,000 depositary shares, each representing a 1/10th interest in a share of its Series B Preferred Stock, at $100.00 per depositary share. On March 5, 2015, the Company issued an additional 1,250,000 depositary shares in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds were approximately $1.34 billion after deducting commissions and estimated expenses. The Company used the net proceeds from this offering to fund a portion of the Verizon Transaction. On March 3, 2015, upon receipt of the proceeds of this offering and the common stock offering described above, the Company terminated the commitment letter dated February 5, 2015 with Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC entered into in connection with the Verizon Transaction.

Unless converted or redeemed earlier, each share of the Series B Preferred Stock will convert automatically on February 15, 2018, into between 8.5911 and 10.3093 shares of common stock, depending on the applicable market value of the Company’s common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to February 15, 2018,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holders of the Series B Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

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

Series A Preferred Stock—The Company has 6,000,000 shares outstanding of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock” and, together with the Series B Preferred Stock, the “Mandatory Convertible Preferred Stock”), which was originally issued on May 12, 2014.

Unless converted earlier, each share of the Series A Preferred Stock will automatically convert on May 15, 2017, into between 0.9174 and 1.1468 shares of the Company’s common stock, depending on the applicable market value of the Company’s common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to May 15, 2017, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

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

Stock Repurchase Program—In March 2011, the Board of Directors approved a $1.5 billion stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.1 billion of the Company’s common stock. Since September 2013, the Company has temporarily suspended repurchases under the program.

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plans.

Distributions—During the years ended December 31, 2015, 2014 and 2013, the Company declared regular cash distributions to its common stockholders of an aggregate of $766.4 million, or $1.81 per share, $554.6 million, or $1.40 per share, and $434.5 million, or $1.10 per share, respectively. During the years ended December 31, 2015 and 2014, the Company declared an aggregate of $23.7 million, or $3.94 per share, and $23.9 million, or $3.98 per share, respectively, in cash distributions to holders of the Series A Preferred Stock. During the year ended December 31, 2015, the Company declared an aggregate of $53.1 million, or $38.65 per share, in cash distributions to holders of the Series B Preferred Stock. The following table characterizes the tax treatment of distributions declared per share of common stock and Mandatory Convertible Preferred Stock.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2015			2014 (1)		2013 (1)
	Per Share		%	Per Share	%	Per Share	%
Common Stock
Ordinary dividend	$1.2694		70.13%	$1.4000	100.00%	$1.1000	100.00%
Capital gains distribution	0.5406		29.87	—	—	—	—
Total	$1.8100		100.00%	$1.4000	100.00%	$1.1000	100.00%
Series A Preferred Stock
Ordinary dividend	$3.6818	(2)	70.13%	$2.6688	100.00%	$—	—%
Capital gains distribution	1.5682		29.87	—	—	—	—
Total	$5.2500		100.00%	$2.6688	100.00%	$—	—%
Series B Preferred Stock (3)
Ordinary dividend	$2.7107		70.13%	$—	—%	$—	—%
Capital gains distribution	1.1546		29.87	—	—	—	—
Total	$3.8653		100.00%	$—	—%	$—	—%
_______________

(1)	The Company had no Series A Preferred Stock outstanding during the year ended December 31, 2013 and no Series B Preferred Stock outstanding during the years ended December 31, 2014 and 2013.

(2)	Includes dividend declared on December 2, 2014 of $1.3125 per share, payable on February 16, 2015 to preferred stockholders of record at the close of business on February 1, 2015.

(3)	Represents the tax treatment on dividends per depositary share, each of which represents a 1/10th interest in a share of Series B Preferred Stock.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of December 31, 2015, the amount accrued for distributions payable related to unvested restricted stock units was $5.1 million. During the year ended December 31, 2015, the Company paid $1.3 million of distributions payable upon the vesting of restricted stock units.
To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and subject to adjustment by the Company’s Board of Directors.

15.    IMPAIRMENTS, NET LOSS ON SALES OF LONG-LIVED ASSETS
During the years ended December 31, 2015, 2014 and 2013, the Company recorded impairment charges and net losses on sales or disposals of long-lived assets of $29.8 million, $28.5 million and $32.5 million, respectively. These charges were primarily related to assets included in the Company’s U.S. property segment and are included in Other operating expenses in the consolidated statements of operations.

Included in these amounts were impairment charges of $15.1 million, $15.3 million and $15.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, to write down certain assets to net realizable value after an indicator of impairment was identified. These assets consisted primarily of towers, which are assessed on an individual basis, and network location intangibles, which relate directly to towers. Also included in these amounts were net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $14.7 million, $13.2 million and $16.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (in thousands, except per share data):

	2015	2014	2013
Net income attributable to American Tower Corporation stockholders	$685,074	$824,910	$551,333
Dividends on preferred stock	(90,163)	(23,888)	—
Net income attributable to American Tower Corporation common stockholders	594,911	801,022	551,333
Basic weighted average common shares outstanding	418,907	395,958	395,040
Dilutive securities	4,108	4,128	4,106
Diluted weighted average common shares outstanding	423,015	400,086	399,146
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.42	$2.02	$1.40
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.41	$2.00	$1.38

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2015	2014	2013
Restricted stock awards	—	5	—
Stock options	1,606	1,290	1,161
Preferred stock	15,408	4,303	—

17.    COMMITMENTS AND CONTINGENCIES
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at December 31, 2015 are as follows (in millions):

Year Ending December 31,
2016	$722
2017	709
2018	690
2019	670
2020	643
Thereafter	6,416
Total	$9,850

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2015, 2014 and 2013 approximated $804.8 million, $655.0 million and $495.2 million, respectively.
Future minimum payments under capital leases in effect at December 31, 2015 were as follows (in millions):

Year Ending December 31,
2016	$21
2017	18
2018	17
2019	15
2020	12
Thereafter	173
Total minimum lease payments	256
Less amounts representing interest	(143)
Present value of capital lease obligations	$113

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and typically have initial terms of ten years with multiple renewal terms at the option of the tenant.
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2015 were as follows (in millions):

Year Ending December 31,
2016	$4,082
2017	4,004
2018	3,874
2019	3,654
2020	3,369
Thereafter	11,294
Total	$30,277

Verizon Transaction—On March 27, 2015, the Company entered into an agreement with various operating entities of Verizon that provides for the lease, sublease or management of 11,286 wireless communications sites from Verizon commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management right upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in each tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,370 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the 2013 Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2015, the Company has purchased an aggregate of 60 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $697.2 million and will

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease, which will occur in tranches between April 2016 and March 2017 based on the original closing date for such tranche of towers. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers is $75.3 million as of December 31, 2015. At the expiration of the sublease, the purchase price would be payable in cash or, at Verizon Wireless’s or its assignee’s option, as applicable, with 769 shares of the Company’s common stock per tower.
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guaranty future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and/or amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2015, is not aware of any agreements that could result in a material payment.
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

18.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31, (in thousands):

	2015	2014	2013
Supplemental cash flow information:
Cash paid for interest	$577,952	$548,089	$397,366
Cash paid for income taxes (net of refunds of $7,053, $8,476 and $19,701, respectively)	157,058	69,212	51,676
Non-cash investing and financing activities:
Increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	2,780	1,121	9,147
Purchases of property and equipment under capital leases	36,851	36,486	27,416
Fair value of debt assumed through acquisitions	—	463,135	1,576,186
Settlement of accounts receivable related to acquisitions	899	31,849	—
Conversion of third-party debt to equity	—	111,181	—

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    BUSINESS SEGMENTS
During the fourth quarter of 2015, as a result of recent investment activity, including signed acquisitions, the Company reviewed and changed its reportable segments to divide its international segment into three regional segments: Asia property, EMEA property and Latin America property. Prior to this revision, the Company operated in three business segments: (i) domestic rental and management, (ii) international rental and management and (iii) network development services. In addition, the Company changed the title of its domestic segment from domestic rental and management to U.S. property and changed the title of its network development services segment to services. There were no other changes to the U.S. property or the services segments. The change is consistent with how the chief operating decision maker reviews financial performance and operating and business management strategies for each of the five segments. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. However, certain expenses previously reflected in segment selling, general, administrative and development expense have been reclassified and are now reflected as Other selling, general, administrative and development expense. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the change in reportable segments.

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of December 31, 2015, consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	EMEA: property operations in Germany, Ghana, Nigeria, South Africa and Uganda; and

•	Latin America: property operations in Brazil, Chile, Colombia, Costa Rica, Mexico and Peru.
The Company has applied the aggregation criteria to operations within the EMEA and Latin America property operating segments on a basis consistent with management’s review of information and performance evaluations of these regions.
The Company’s services segment offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which primarily support its site leasing business and the addition of new tenants and equipment on its sites. The services segment is a strategic business unit that offers different services from the property operating segments and requires different resources, skill sets and marketing strategies.
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest, Income (loss) on equity method investments, and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Year ended December 31, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$3,157,501	$242,223	$395,092	$885,572	$4,680,388	$91,128		$4,771,516
Segment operating expenses (1)	678,499	126,874	163,820	304,629	1,273,822	32,993		1,306,815
Interest income, TV Azteca, net	—	—	—	11,209	11,209	—		11,209
Segment gross margin	2,479,002	115,349	231,272	592,152	3,417,775	58,135		3,475,910
Segment selling, general, administrative and development expense (1)	138,617	22,771	48,672	62,111	272,171	15,724		287,895
Segment operating profit	$2,340,385	$92,578	$182,600	$530,041	$3,145,604	$42,411		$3,188,015
Stock-based compensation expense							$90,537	90,537
Other selling, general, administrative and development expense							121,456	121,456
Depreciation, amortization and accretion							1,285,328	1,285,328
Other expense (2)							860,732	860,732
Income from continuing operations before income taxes								$829,962
Capital expenditures	$367,663	$75,407	$66,625	$201,806	$711,501	$—	$17,252	$728,753
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.1 million and $88.5 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2014	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,639,790	$219,566	$315,053	$832,445	$4,006,854	$93,194		$4,100,048
Segment operating expenses (1)	515,742	121,797	126,714	290,527	1,054,780	37,648		1,092,428
Interest income, TV Azteca, net	—	—	—	10,547	10,547	—		10,547
Segment gross margin	2,124,048	97,769	188,339	552,465	2,962,621	55,546		3,018,167
Segment selling, general, administrative and development expense (1)	124,944	19,632	39,553	66,890	251,019	12,469		263,488
Segment operating profit	$1,999,104	$78,137	$148,786	$485,575	$2,711,602	$43,077		$2,754,679
Stock-based compensation expense							$80,153	80,153
Other selling, general, administrative and development expense (2)							104,738	104,738
Depreciation, amortization and accretion							1,003,802	1,003,802
Other expense (3)							700,282	700,282
Income from continuing operations before income taxes								$865,704
Capital expenditures	$576,153	$74,334	$70,126	$229,645	$950,258	$—	$24,146	$974,404
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $78.3 million, respectively.
(2)    Includes $7.9 million of expense previously recorded as segment selling, general, administrative and development expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)    Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2013	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,189,365	$191,355	$295,681	$610,689	$3,287,090	$74,317		$3,361,407
Segment operating expenses (1)	405,419	109,645	121,122	191,579	827,765	30,564		858,329
Interest income, TV Azteca, net	—	—	—	22,235	22,235	—		22,235
Segment gross margin	1,783,946	81,710	174,559	441,345	2,481,560	43,753		2,525,313
Segment selling, general, administrative and development expense (1)	103,989	15,630	39,076	62,756	221,451	9,257		230,708
Segment operating profit	$1,679,957	$66,080	$135,483	$378,589	$2,260,109	$34,496		$2,294,605
Stock-based compensation expense							$68,138	68,138
Other selling, general, administrative and development expense (2)							118,243	118,243
Depreciation, amortization and accretion							800,145	800,145
Other expense (3)							766,330	766,330
Income from continuing operations before income taxes								$541,749
Capital expenditures	$416,239	$55,914	$67,462	$154,534	$694,149	$—	$30,383	$724,532
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.5 million and $66.6 million, respectively.
(2)    Includes $5.9 million of expense previously recorded as segment selling, general, administrative and development expense.
(3)    Primarily includes interest expense.
Additional information relating to the total assets of the Company’s operating segments for the years ended December 31, is as follows (in thousands):

	2015	2014 (1) (2)	2013 (2)
U.S. property	$19,286,465	$14,335,731	$13,608,818
Asia property (3)	736,149	738,290	743,671
EMEA property (3)	2,249,634	1,275,253	1,472,143
Latin America property (3)	4,401,258	4,700,357	4,184,135
Services	68,388	57,367	47,607
Other (4)	162,378	156,567	157,563
Total assets	$26,904,272	$21,263,565	$20,213,937
_______________
(1)    Balances have been revised to reflect purchase accounting measurement period adjustments.
(2)    Balances have been revised to reflect debt issuance cost adjustments.
(3)    Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.

(4)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts which have not been allocated to specific segments.
 Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2015, 2014 and 2013 and long-lived assets as of December 31, 2015 and 2014, is as follows (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Operating Revenues:
United States	$3,248,629	$2,732,984	$2,263,682
Asia (1):
India	242,223	219,566	191,355
EMEA (1):
Germany	55,965	64,946	62,756
Ghana	94,549	95,486	92,114
Nigeria	109,701	—	—
South Africa	80,510	98,334	91,906
Uganda	54,367	56,287	48,905
Latin America (1):
Brazil	408,644	331,089	212,201
Chile	29,650	31,756	28,978
Colombia	78,351	89,421	70,901
Costa Rica	17,244	16,742	4,055
Mexico	340,461	354,116	288,306
Panama (2)	—	1,243	424
Peru	11,222	8,078	5,824
Total operating revenues	$4,771,516	$4,100,048	$3,361,407
_______________

(1)	Balances are translated at the applicable exchange rate and therefore may impact comparability between periods.

(2)	In September 2014, the Company completed the sale of the operations in Panama.

	2015	2014 (1)
Long-Lived Assets (2):
United States	$17,516,535	$12,771,089
Asia (3):
India	619,370	616,266
EMEA (3):
Germany	388,727	456,698
Ghana	217,530	235,523
Nigeria	1,018,980	—
South Africa	133,088	184,292
Uganda	162,346	185,956
Latin America (3):
Brazil	2,204,494	2,152,953
Chile	121,938	147,413
Colombia	256,892	319,260
Costa Rica	120,292	127,436
Mexico	976,707	1,188,183
Peru	59,206	61,490
Total long-lived assets	$23,796,105	$18,446,559
_______________

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments and debt issuance costs related to the Company’s credit facilities (see note 1).

(2)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.

(3)	Balances are translated at the applicable period end exchange rate and therefore may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tenants within the property segments and services segment individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, is as follows:

	2015	2014	2013
AT&T	24%	20%	18%
Verizon Wireless	16%	11%	11%
Sprint	13%	15%	16%
T-Mobile	10%	10%	11%

20.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2015, 2014, and 2013, the Company had no significant related party transactions.

21.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2015:
Operating revenues	$1,079,190	$1,174,375	$1,237,910	$1,280,041	$4,771,516
Costs of operations (1)	264,640	322,458	365,389	356,381	1,308,868
Operating income	419,966	389,774	400,925	402,124	1,612,789
Net income	195,492	157,180	97,740	221,595	672,007
Net income attributable to American Tower Corporation stockholders	193,317	156,056	102,999	232,702	685,074
Dividends on preferred stock	(9,819)	(26,782)	(26,781)	(26,781)	(90,163)
Net income attributable to American Tower Corporation common stockholders	183,498	129,274	76,218	205,921	594,911
Basic net income per share attributable to American Tower Corporation common stockholders	0.45	0.31	0.18	0.49	1.42
Diluted net income per share attributable to American Tower Corporation common stockholders	0.45	0.30	0.18	0.48	1.41

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2014:
Operating revenues	$984,089	$1,031,457	$1,038,188	$1,046,314	$4,100,048
Costs of operations (1)	260,769	272,275	284,202	277,019	1,094,265
Operating income	353,637	402,499	384,807	345,979	1,486,922
Net income	193,313	221,659	206,630	181,597	803,199
Net income attributable to American Tower Corporation stockholders	202,499	234,431	207,593	180,387	824,910
Dividends on preferred stock	—	(4,375)	(7,700)	(11,813)	(23,888)
Net income attributable to American Tower Corporation common stockholders	202,499	230,056	199,893	168,574	801,022
Basic net income per share attributable to American Tower Corporation common stockholders	0.51	0.58	0.50	0.43	2.02
Diluted net income per share attributable to American Tower Corporation common stockholders	0.51	0.58	0.50	0.42	2.00
_______________

(1)	Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expenses.

22.    SUBSEQUENT EVENTS
3.300% Senior Notes and 4.400% Senior Notes Offering—On January 12, 2016, the Company completed a registered public offering of $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of 4.400% senior unsecured notes due 2026 (the “4.400% Notes”). The net proceeds from this offering were approximately $1,237.2 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility and for general corporate purposes.

The 3.300% Notes will mature on February 15, 2021 and bear interest at a rate of 3.300% per annum. The 4.400% Notes will mature on February 15, 2026 and bear interest at a rate of 4.400% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2016. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on January 12, 2016.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in thousands)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
100,131	sites (1)	$3,364,202	(2)	(3)	(3)	$13,046,291	(4)	$(3,994,874)	Various	Various	Up to 20 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $3.4 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    Does not include those sites under construction.

	2015	2014	2013
Gross amount at beginning (1)	$10,434,326	$9,921,276	$8,290,313
Additions during period:
Acquisitions	2,620,778	397,837	1,415,171
Discretionary capital projects (2)	210,421	437,720	314,126
Discretionary ground lease purchases (3)	144,695	159,637	102,991
Redevelopment capital expenditures (4)	114,089	96,782	89,960
Capital improvements (5)	42,417	41,967	58,960
Start-up capital expenditures (6)	35,561	21,173	15,757
Other (7)	201,118	22,069	8,764
Total additions	3,369,079	1,177,185	2,005,729
Deductions during period:
Cost of real estate sold or disposed	(60,975)	(60,147)	(48,467)
Other (8)	(696,139)	(569,107)	(243,958)
Total deductions:	(757,114)	(629,254)	(292,425)
Balance at end	$13,046,291	$10,469,207	$10,003,617

	2015	2014	2013
Gross amount of accumulated depreciation at beginning	$(3,613,078)	$(3,297,033)	$(2,968,230)
Additions during period:
Depreciation	(557,052)	(457,135)	(408,693)
Other	—	(761)	(264)
Total additions	(557,052)	(457,896)	(408,957)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	30,083	20,953	17,462
Other (8)	145,173	120,898	62,692
Total deductions	175,256	141,851	80,154
Balance at end	$(3,994,874)	$(3,613,078)	$(3,297,033)
_______________
(1)    Balance has been revised to reflect purchase accounting measurement period adjustments.
(2)    Includes amounts incurred primarily for the construction of new sites.
(3)    Includes amounts incurred to purchase or otherwise secure the land under communications sites.
(4)    Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.
(5)    Includes amounts incurred to maintain existing sites.
(6)    Includes amounts incurred in connection with acquisitions and new market launches and costs that are contemplated in the business cases for these investments.
(7)    Primarily includes regional improvements and other additions.
(8)    Primarily includes foreign currency exchange rate fluctuations.

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
The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(3)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(4)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(5)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2007;

(6)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(7)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(8)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(9)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(10)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(11)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(12)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(17)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(18)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013;

(19)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2013;

(20)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 1, 2013;

(21)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2013;

(22)	Registration Statement on Form S-3ASR (File No. 333-188812) filed on May 23, 2013;

(23)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 31, 2013;

(24)	Current Report on Form 8-K (File No. 001-14195) filed on August 19, 2013;

(25)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2013;

(26)	Current Report on Form 8-K (File No. 001-14195) filed on December 12, 2013;

(27)	Current Report on Form 8-K (File No. 001-14195) filed on May 12, 2014;

(28)	Current Report on Form 8-K (File No. 001-141195) filed on August 7, 2014;

(29)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2014;

(30)	Current Report on Form 8-K (File No. 001-141195) filed on February 23, 2015;

(31)	Annual Report on Form 10-K (File No. 001-14195) filed on February 24, 2015;

(32)	Current Report on Form 8-K (File No. 001-141195) filed on March 3, 2015;

(33)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on April 30, 2015;

(34)	Current Report on Form 8-K (File No. 001-141195) filed on May 7, 2015;

(35)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 29, 2015;

(36)	Current Report on Form 8-K (File No. 001-141195) filed on January 12, 2016; and

(37)	Current Report on Form 8-K (File No. 001-141195) filed on February 16, 2016.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1 (14)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	3.1 (16)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2 (16)

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	3.1 (37)

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	3.1 (27)

3.5	Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	3.1 (32)

4.1	Indenture dated as of June 10, 2009, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1 (9)

4.2	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.3 (11)

4.3	Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	4.12 (22)

4.4
Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.05% Senior Notes due 2020
4 (12)

4.5
Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.50% Senior Notes due 2018
4.1 (13)

4.6
Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.90% Senior Notes due 2021
4.1 (15)

4.7
Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of June 10, 2009, with respect to the Predecessor Registrant’s 7.25% Senior Notes, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee
4.4 (16)

4.8
Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee
4.6 (16)

4.9
Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.70% Senior Notes due 2022
4.1 (17)

4.10
Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023
4.1 (18)

4.11
Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.40% Senior Notes due 2019 and the 5.00% Senior Notes due 2024
4.1 (24)

Exhibit No.	Description of Document	Exhibit File No.

4.12
Supplemental Indenture No. 2, dated as of August 7, 2014, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.450% Senior Notes due 2021
4.1 (28)

4.13
Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 2.800% Senior Notes due 2020 and the 4.000% Senior Notes due 2025
4.1 (34)

4.14
Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.300% Senior Notes due 2021 and the 4.400% Senior Notes due 2026
4.1 (36)

4.15
Deposit Agreement, dated March 3, 2015, among the Company, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the depositary receipts evidencing the depositary shares, for the 5.50% Mandatory Convertible Preferred Stock, Series B
4.1 (32)

4.16
Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as obligors, and The Bank of New York Mellon, as trustee
4.2 (35)

4.17	Series 2015-1 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.3(35)

4.18	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.4 (35)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (3)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5 (10)

10.3	American Tower Corporation 2007 Equity Incentive Plan	Annex A (4)*

10.4	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.6 (19)*

10.5	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.31 (19)*

10.6	Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.4 (5)*

10.7	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.8 (19)*

10.8	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.9 (19)*

10.9	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.1 (30)*

10.10	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10 (2)*

Exhibit No.	Description of Document	Exhibit File No.
10.11	Amendment, dated August 6, 2009, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1 (6)*

10.12
First Amended and Restated Loan and Security Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender
10.1 (20)

10.13
First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager
10.2 (20)

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
10.3 (20)

10.15
First Amended and Restated Trust and Servicing Agreement, dated as of March 15, 2013, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee
10.4 (20)

10.16	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1 (1)

10.17	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2 (1)

10.18	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.19	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on February 23, 2015)	*

10.20	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7 (8)**

10.21	Form of Waiver and Termination Agreement	10.4 (7)

10.22	American Tower Corporation Severance Plan, as amended	10.35 (10)*

10.23	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36 (10)*

10.24	Letter Agreement, dated as of February 9, 2015 by and between the Company and Steven C. Marshall	10.24 (31)

Exhibit No.	Description of Document	Exhibit File No.

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
10.1 (25)

10.27	First Amendment to the Securities Purchase and Merger Agreement, dated as of September 20, 2013, to the Securities Purchase and Merger Agreement dated September 6, 2013	10.2 (25)

10.28	Second Amendment to the Securities Purchase and Merger Agreement, dated as of September 26, 2013, to the Securities Purchase and Merger Agreement dated September 6, 2013	10.3 (25)
10.29
Amended and Restated Indenture, dated as of February 28, 2012, by and between GTP Cellular Sites, LLC, Cell Tower Lease Acquisition LLC, GLP Cell Site I, LLC, GLP Cell Site II, LLC, GLP Cell Site III, LLC, GLP Cell Site IV, LLC, GLP Cell Site A, LLC, Cell Site NewCo II, LLC, as obligors, and Deutsche Bank Trust Company Americas, as indenture trustee
10.15 (25)

10.30	Series 2012-1 and Series 2012-2 Indenture Supplement, dated as of February 28, 2012, to the Amended and Restated Indenture dated February 28, 2012	10.16 (25)

10.31
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
10.1 (23)

10.32
First Amendment to Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.7 (25)

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
10.8 (25)

10.34
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
10.1 (29)

10.35
Second Amendment to Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.2 (29)

Exhibit No.	Description of Document	Exhibit File No.

10.36
First Amendment to Term Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.3 (29)

10.37
First Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.51 (31)

10.38
Second Amendment to Term Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.52 (31)

10.39
Third Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.53 (31)

10.40
Second Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.54 (31)

10.41
Third Amendment to Term Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.55 (31)

10.42
Fourth Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.56 (31)

10.43
Third Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
Filed herewith as Exhibit 10.43

10.44
Fourth Amendment to Term Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
Filed herewith as Exhibit 10.44

10.45
Fifth Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
Filed herewith as Exhibit 10.45

10.46	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications, Inc.	10.45 (31)

10.47	Commitment Letter, dated as of February 5, 2015, among the Company, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC	10.50 (31)

10.48	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10.8 (33)

10.49	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10.9 (33)

10.50	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10.10 (33)

10.51	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10.11 (33)

Exhibit No.	Description of Document	Exhibit File No.

10.52	Share Purchase Agreement, dated as of October 21, 2015, amongst ATC Asia Pacific Pte. Ltd., American Tower International, Inc., Viom Networks Limited and certain of its existing shareholders	Filed herewith as Exhibit 10.52

10.53
Shareholders Agreement, dated as of October 21, 2015, by and amongst Viom Networks Limited, Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited, SBI Macquarie Infrastructure Trust and ATC Asia Pacific Pte. Ltd.
Filed herewith as Exhibit 10.53

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