Form 10-Q
period 2016-03-31
AMERICAN TOWER CORP /MA/
filed 2016-04-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 22, 2016, there were 424,624,797 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDING MARCH 31, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$336,403	$320,686
Restricted cash	140,865	142,193
Accounts receivable, net	217,457	227,354
Prepaid and other current assets	341,791	306,235
Total current assets	1,036,516	996,468
PROPERTY AND EQUIPMENT, net	9,917,985	9,866,424
GOODWILL	4,123,401	4,091,805
OTHER INTANGIBLE ASSETS, net	9,813,990	9,837,876
DEFERRED INCOME TAXES	216,643	212,041
DEFERRED RENT ASSET	1,201,841	1,166,755
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	753,939	732,903
TOTAL	$27,064,315	$26,904,272
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$94,051	$96,714
Accrued expenses	437,546	516,413
Distributions payable	218,420	210,027
Accrued interest	87,899	115,672
Current portion of long-term obligations	137,853	50,202
Unearned revenue	222,387	211,001
Total current liabilities	1,198,156	1,200,029
LONG-TERM OBLIGATIONS	16,884,242	17,068,807
ASSET RETIREMENT OBLIGATIONS	888,040	856,936
OTHER NON-CURRENT LIABILITIES	1,093,662	1,065,682
Total liabilities	20,064,100	20,191,454
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 shares issued and outstanding, respectively; aggregate liquidation value of $1,375,000	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 427,373,031 and 426,695,279 shares issued; and 424,563,005 and 423,885,253 shares outstanding, respectively	4,273	4,267
Additional paid-in capital	9,714,952	9,690,609
Distributions in excess of earnings	(967,718)	(998,535)
Accumulated other comprehensive loss	(1,610,592)	(1,836,996)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)
Total American Tower Corporation equity	6,933,249	6,651,679
Noncontrolling interest	66,966	61,139
Total equity	7,000,215	6,712,818
TOTAL	$27,064,315	$26,904,272
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Property	$1,267,651	$1,062,180
Services	21,396	17,010
Total operating revenues	1,289,047	1,079,190
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $507 and $432, respectively)	342,290	259,257
Services (including stock-based compensation expense of $151 and $139, respectively)	9,155	5,383
Depreciation, amortization and accretion	341,634	263,520
Selling, general, administrative and development expense (including stock-based compensation expense of $27,421 and $29,290, respectively)	135,315	123,290
Other operating expenses	8,800	7,774
Total operating expenses	837,194	659,224
OPERATING INCOME	451,853	419,966
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $283 and $370, respectively	2,716	2,596
Interest income	3,534	2,964
Interest expense	(159,880)	(147,934)
Loss on retirement of long-term obligations	—	(3,725)
Other income (expense) (including unrealized foreign currency gains (losses) of $29,362 and ($55,468), respectively)	12,208	(54,503)
Total other expense	(141,422)	(200,602)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	310,431	219,364
Income tax provision	(29,124)	(23,872)
NET INCOME	281,307	195,492
Net income attributable to noncontrolling interest	(6,148)	(2,175)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	275,159	193,317
Dividends on preferred stock	(26,781)	(9,819)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$248,378	$183,498
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.59	$0.45
Diluted net income attributable to American Tower Corporation common stockholders	$0.58	$0.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	424,059	405,111
DILUTED	427,888	409,399
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.51	$0.42
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$281,307	$195,492
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax benefit of $0 and $51, respectively	74	(942)
Reclassification of unrealized (gains) losses on cash flow hedges to net income, net of tax benefit of $0 and $24, respectively	(8)	387
Foreign currency translation adjustments, net of tax expense (benefit) of $4,188 and ($12,609), respectively	226,292	(432,961)
Other comprehensive income (loss)	226,358	(433,516)
Comprehensive income (loss)	507,665	(238,024)
Comprehensive (income) loss attributable to non-controlling interest	(6,102)	19,702
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$501,563	$(218,322)

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281,307	$195,492
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	341,634	263,520
Stock-based compensation expense	28,079	29,861
Loss on early retirement of long-term obligations	—	3,725
Other non-cash items reflected in statements of operations	12,451	66,309
Decrease in restricted cash	3,005	28,180
Increase in net deferred rent asset	(16,171)	(25,074)
Increase in assets	(30,535)	(2,779)
Decrease in liabilities	(56,258)	(49,304)
Cash provided by operating activities	563,512	509,930
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(154,222)	(159,184)
Payments for acquisitions, net of cash acquired	(873)	(20,946)
Payment for Verizon transaction	(4,655)	(5,058,019)
Proceeds from sale of short-term investments and other non-current assets	1,184	72,684
Payments for short-term investments	—	(82,557)
Deposits, restricted cash, investments and other	(26,950)	(1,397)
Cash used for investing activities	(185,516)	(5,249,419)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(8,636)	—
Borrowings under credit facilities	31,504	3,150,000
Proceeds from issuance of senior notes, net	1,247,463	—
Proceeds from term loan	—	500,000
Repayments of notes payable, credit facilities and capital leases	(1,388,613)	(2,490,771)
Distributions to noncontrolling interest holders, net	(274)	(137)
Proceeds from stock options	14,582	5,106
Distributions paid on common stock	(209,984)	(152,037)
Distributions paid on preferred stock	(26,781)	(7,875)
Proceeds from the issuance of common stock, net	—	2,440,390
Proceeds from the issuance of preferred stock, net	—	1,338,009
Deferred financing costs and other financing activities	(25,325)	(22,558)
Cash (used for) provided by financing activities	(366,064)	4,760,127
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	3,785	(10,730)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,717	9,908
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,686	313,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$336,403	$323,400
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $3,431 AND $922, RESPECTIVELY)	$19,368	$14,714
CASH PAID FOR INTEREST	$177,574	$199,022
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$22,586	$26,499
Purchases of property and equipment under capital leases	$9,958	$4,394
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2015	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352
Stock-based compensation related activity	—	—	—	—	524,880	5	—	—	16,586	—	—	—	16,591
Issuance of common stock	—	—	—	—	25,850,000	259	—	—	2,440,131	—	—	—	2,440,390
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,995	—	—	—	1,338,009
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(909)	—	(33)	(942)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	372	—	15	387
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(411,102)	—	(21,859)	(432,961)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(137)	(137)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(178,542)	—	(178,542)
Net income	—	—	—	—	—	—	—	—	—	—	193,317	2,175	195,492
BALANCE, MARCH 31, 2015	6,000,000	$60	1,375,000	$14	425,883,631	$4,259	(2,810,026)	$(207,740)	$9,583,498	$(1,205,860)	$(822,545)	$79,953	$7,431,639

BALANCE, JANUARY 1, 2016	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	677,752	6	—	—	24,343	—	—	—	24,349
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	74	—	—	74
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	226,338	—	(46)	226,292
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(217,561)	—	(217,561)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(26,781)	—	(26,781)
Net income	—	—	—	—	—	—	—	—	—	—	275,159	6,148	281,307
BALANCE, MARCH 31, 2016	6,000,000	$60	1,375,000	$14	427,373,031	$4,273	(2,810,026)	$(207,740)	$9,714,952	$(1,610,592)	$(967,718)	$66,966	$7,000,215

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries, which the Company refers to as its property operations. Additionally, the Company offers tower-related services, referred to as its services operations, in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites.
The Company’s portfolio primarily consists of towers it owns and towers it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions for in-building and outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds property interests that it leases to communications service providers and third-party tower operators.

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

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of March 31, 2016, the Company’s U.S. REIT-qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its services segment and indoor DAS networks business.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited; however, the Company believes that all adjustments considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2015 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the first three months of 2016.
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. Early adoption is

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permitted for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

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

In February 2016, the FASB issued new guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize assets and liabilities for leases with terms greater than twelve months in the statement of financial position. Under the new guidance, lessor accounting is largely unchanged. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company is evaluating the impact this standard will have on its financial statements.

In March 2016, the FASB issued new guidance on the accounting for share-based payment transactions. The guidance amends the accounting for taxes related to stock-based compensation, including how excess tax benefits and a company’s payments for tax withholdings should be classified. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Prepaid operating ground leases	$124,450	$128,542
Prepaid assets	48,553	32,892
Prepaid income tax	44,133	45,056
Unbilled receivables	33,562	34,173
Value added tax and other consumption tax receivables	24,294	30,239
Other miscellaneous current assets	66,799	35,333
Total	$341,791	$306,235

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company had no material changes in the carrying value of goodwill during the three months ended March 31, 2016. The effect of foreign currency translation on goodwill for the non-U.S. segments was $31.6 million.

The Company’s other intangible assets subject to amortization consisted of the following (in thousands):

		As of March 31, 2016			As of December 31, 2015
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,019,860	$(1,109,770)	$2,910,090	$3,980,281	$(1,052,393)	$2,927,888
Acquired customer-related intangibles	15-20	8,747,912	(1,879,003)	6,868,909	8,640,554	(1,763,853)	6,876,701
Acquired licenses and other intangibles	3-20	26,213	(1,707)	24,506	28,293	(5,486)	22,807
Economic Rights, TV Azteca	70	21,799	(11,314)	10,485	21,688	(11,208)	10,480
Total other intangible assets		$12,815,784	$(3,001,794)	$9,813,990	$12,670,816	$(2,832,940)	$9,837,876
_______________

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
The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2016, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2015 Form 10-K, was 16 years. Amortization of intangible assets for the three months ended March 31, 2016 and 2015 was $151.8 million and $110.5 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
Remainder of 2016	$451.4
2017	603.8
2018	602.8
2019	600.4
2020	583.3
2021	574.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Accrued property and real estate taxes	$81,799	$75,827
Accrued rent	42,229	54,732
Payroll and related withholdings	39,965	62,334
Accrued construction costs	14,120	19,857
Other accrued expenses	259,433	303,663
Total	$437,546	$516,413

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015	Maturity Date
Series 2013-1A securities (1)	$497,769	$497,478	March 15, 2018
Series 2013-2A securities (2)	1,289,083	1,288,689	March 15, 2023
Series 2015-1 notes (3)	346,474	346,262	June 15, 2020
Series 2015-2 notes (4)	518,941	518,776	June 16, 2025
2012 GTP notes (5)	279,555	281,902	Various
Unison notes (6)	201,492	201,930	Various
Shareholder loans (7)	145,081	145,540	Various
BR Towers debentures (8)	94,886	85,219	October 15, 2023
Colombian credit facility (9)	60,531	59,640	April 24, 2021
South African facility (10)	52,874	53,175	December 17, 2020
Brazil credit facility (11)	24,021	21,868	January 15, 2022
Indian working capital facility (12)	—	8,752	N/A
Total American Tower subsidiary debt	3,510,707	3,509,231

2013 Credit Facility	31,865	1,225,000	June 28, 2019
Term Loan	1,993,915	1,993,601	January 29, 2021
2014 Credit Facility	1,830,000	1,980,000	January 29, 2021
4.500% senior notes	997,974	997,693	January 15, 2018
3.40% senior notes	999,804	999,769	February 15, 2019
7.25% senior notes	296,502	296,242	May 15, 2019
2.800% senior notes	743,916	743,557	June 1, 2020
5.050% senior notes	697,381	697,216	September 1, 2020
3.300% senior notes	743,900	—	February 15, 2021
3.450% senior notes	643,024	642,786	September 15, 2021
5.900% senior notes	497,307	497,188	November 1, 2021
4.70% senior notes	695,545	695,374	March 15, 2022
3.50% senior notes	988,365	987,966	January 31, 2023
5.00% senior notes	1,003,403	1,003,453	February 15, 2024
4.000% senior notes	739,322	739,057	June 1, 2025
4.400% senior notes	494,911	—	February 15, 2026
Total American Tower Corporation debt	13,397,134	13,498,902
Other debt, including capital lease obligations	114,254	110,876
Total	17,022,095	17,119,009
Less current portion of long-term obligations	(137,853)	(50,202)
Long-term obligations	$16,884,242	$17,068,807
_______________
(1)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2043.
(2)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2048.
(3)    Maturity date represents anticipated repayment date; final legal maturity is June 15, 2045.
(4)    Maturity date represents anticipated repayment date; final legal maturity is June 15, 2050.

(5)	Secured debt assumed by the Company in connection with the acquisition of MIP Tower Holdings LLC (“MIPT”). Anticipated repayment dates begin March 15, 2017.

(6)
Secured debt assumed by the Company in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017; final legal maturity date is April 15, 2040.

(7)	Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan is denominated in U.S. Dollars.

(8)	Publicly issued debentures assumed by the Company in connection with the acquisition of BR Towers S.A. Denominated in Brazilian Reais (“BRL”).
(9)    Denominated in Colombian Pesos.

(10)	Denominated in South African Rand.
(11)    Denominated in BRL.
(12)    Denominated in Indian Rupee (“INR”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes $97.7 million outstanding under the Secured Tower Cellular Site Revenue Notes, Series 2012-1A and Series 2012-2A (included in the 2012 GTP notes) assumed in connection with the acquisition of MIPT.
3.300% Senior Notes and 4.400% Senior Notes Offering—On January 12, 2016, the Company completed a registered public offering of $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of 4.400% senior unsecured notes due 2026 (the “4.400% Notes”). The net proceeds from this offering were approximately $1,237.2 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”) and for general corporate purposes.

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

The Company may redeem each series of the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 3.300% Notes on or after January 15, 2021 or the 4.400% Notes on or after November 15, 2025, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture, it may be required to repurchase all of the notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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

Bank Facilities
2013 Credit Facility—During the three months ended March 31, 2016, the Company repaid an aggregate of $1.2 billion of revolving indebtedness under the 2013 Credit Facility. On March 30, 2016, one of the Company’s German subsidiaries borrowed EUR 28.0 million ($31.5 million on the date of borrowing) under the 2013 Credit Facility as a subsidiary borrower, the proceeds of which were used to partially fund an acquisition in Germany subsequent to the end of the period.

2014 Credit Facility—During the three months ended March 31, 2016, the Company repaid an aggregate of $150.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as amended (the “2014 Credit Facility”).

As of March 31, 2016, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Company’s unsecured term loan entered into in October 2013, as amended (the “Term Loan”) are as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date	Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$31.9	$3.2	June 28, 2019 (3)	1.250%	0.150%
2014 Credit Facility	$1,830.0	$7.4	January 29, 2021 (3)	1.250%	0.150%
Term Loan	$2,000.0	N/A	January 29, 2021	1.250%	N/A
_______________
(1)    LIBOR means the London Interbank Offered Rate.
(2)    Fee on undrawn portion of the credit facility.
(3)    Subject to two optional renewal periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    FAIR VALUE MEASUREMENTS
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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value was as follows (in thousands):

	March 31, 2016			December 31, 2015
	Fair Value Measurements Using		Assets/Liabilities at Fair Value	Fair Value Measurements Using		Assets/Liabilities at Fair Value
	Level 2	Level 3		Level 2	Level 3
Assets:
Interest rate swap agreements	$790	—	$790	$692	—	$692
Embedded derivative in lease agreement	—	$13,955	$13,955	—	$14,176	$14,176
Liabilities:
Acquisition-related contingent consideration	—	$11,816	$11,816	—	$12,436	$12,436

During the three months ended March 31, 2016, the Company has not made any changes to the methods used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the three months ended March 31, 2016 and 2015 were not material to the consolidated financial statements.  As of March 31, 2016, the Company estimated that the value of all potential acquisition-related contingent consideration required payments to be between zero and $25.7 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three months ended March 31, 2016 and 2015, the Company did not record any asset impairment charges.

There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2016.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2016 and December 31, 2015 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2016 and December 31, 2015, the carrying value of long-term obligations, including the current portion, was $17.0 billion and $17.1 billion, respectively. As of March 31, 2016, the fair value of long-term obligations, including the current portion, was $17.6 billion, of which $10.1 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs. As of December 31, 2015, the fair value of long-term obligations, including the current portion, was $17.4 billion, of which $8.7 billion was measured using Level 1 inputs and $8.7 billion was measured using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective tax rate is determined. As a REIT, the Company continues to be subject to income taxes on the income of its TRSs and income taxes in foreign jurisdictions where it conducts international operations. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its net operating losses, subject to specified limitations.
The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
As of March 31, 2016 and December 31, 2015, the total unrecognized tax benefits that would impact the effective tax rate, if recognized, were approximately $35.5 million and $28.1 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2016 includes additions to the Company’s existing tax positions of $6.5 million and foreign currency fluctuations of $0.9 million. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2015 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $14.5 million.
The Company recorded penalties and income tax-related interest expense during the three months ended March 31, 2016 and 2015 of $3.2 million and $0.9 million, respectively. As of March 31, 2016 and December 31, 2015, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $23.8 million and $20.2 million, respectively.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2016, the Company had the ability to grant stock-based awards with respect to an aggregate of 9.4 million shares of common stock under the 2007 Plan.
The Company recognized stock-based compensation expense of $28.1 million and $29.9 million during the three months ended March 31, 2016 and 2015, respectively. The Company capitalized stock-based compensation expense of $0.7 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively, as property and equipment.
Stock Options—The fair value of each option granted during the three months ended March 31, 2016 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The expected life of stock options (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of the Company’s employees. The risk-free interest rate was based on the U.S. Treasury yield with a term that approximated the estimated life in effect at the accounting measurement date. The expected volatility of the underlying stock price was based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend yield was the Company’s best estimate of expected future dividend yield.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to apply this pricing model were as follows:

Range of risk-free interest rate	1.45% - 1.73%
Weighted average risk-free interest rate	1.45%
Range of expected life of stock options	4.5 - 5.2 years
Range of expected volatility of the underlying stock price	20.64% - 21.45%
Weighted average expected volatility of underlying stock price	21.45%
Range of expected annual dividend yield	1.85% - 2.40%
The weighted average grant date fair value per share during the three months ended March 31, 2016 was $14.56. As of March 31, 2016, total unrecognized compensation expense related to unvested stock options was $39.8 million and is expected to be recognized over a weighted average period of approximately three years.
The Company’s option activity for the three months ended March 31, 2016 was as follows:

Number of Options
Outstanding as of January 1, 2016	7,680,819
Granted	1,132,596
Exercised	(262,877)
Expired	(500)
Outstanding as of March 31, 2016	8,550,038

Restricted Stock Units—As of March 31, 2016, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $120.7 million and is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Restricted Stock Units—During the three months ended March 31, 2016, the Compensation Committee granted an aggregate of 169,340 PSUs to its executive officers and established the performance metrics for this award (the “2016 PSUs”). During the three months ended March 31, 2015, the Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers and established the performance metric for this award (the “2015 PSUs”). Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2016 PSUs and for each year in the three-year performance period with respect to the 2015 PSUs and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200% of the target amount. At the end of the three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually vested.

The performance metric related to the 2015 PSUs is tied to year-over-year growth, and actual results for the metric cannot be determined until the end of each respective fiscal year. As a result, as of March 31, 2016, the Company was unable to determine the annual target for the third year of the performance period for this award. Accordingly, an aggregate of 23,377 PSUs were not included in the table below.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2016 was as follows:

	RSUs	PSUs
Outstanding as of January 1, 2016 (1)	1,656,993	33,377
Granted (2)	765,607	192,719
Vested	(623,111)	—
Forfeited	(21,573)	—
Outstanding as of March 31, 2016	1,777,916	226,096
_______________

(1)	PSUs represent the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the first year’s performance period.

(2)
PSUs represent the target number of shares issuable at the end of the three-year performance cycle attributable to the second year’s performance period for the 2015 PSUs and the target number of shares issuable at the end of the three-year performance cycle for the 2016 PSUs.

During the three months ended March 31, 2016, the Company recorded $0.8 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2016 was $18.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.

9.    EQUITY

Series A Preferred Stock—The Company has 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) outstanding, which were issued in May 2014.

Unless converted or redeemed earlier, each share of the Series A Preferred Stock will automatically convert on May 15, 2017, into between 0.9174 and 1.1468 shares of the Company’s common stock, depending on the applicable market value of the Company’s common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to May 15, 2017, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as and if declared by the Company’s Board of Directors at an annual rate of 5.25% on the liquidation preference of $100.00 per share, on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2014 to, and including, May 15, 2017.

Series B Preferred Stock—The Company has 13,750,000 depositary shares, each representing a 1/10th interest in a share of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Mandatory Convertible Preferred Stock”) outstanding, which were issued in March 2015.

Unless converted or redeemed earlier, each share of the Series B Preferred Stock will automatically convert on February 15, 2018, into between 8.5911 and 10.3093 shares of the Company’s common stock, depending on the applicable market value of the Company’s common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to February 15, 2018, holders of the Series B Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant its employee stock purchase plan and upon exercise of stock options granted under its equity incentive plan. During the three months ended March 31, 2016, the Company received an aggregate of $14.6 million in proceeds upon exercises of stock options.

Distributions—During the three months ended March 31, 2016, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 3, 2015	January 13, 2016	December 16, 2015	$0.49	$207.7
March 9, 2016	April 28, 2016	April 12, 2016	$0.51	$216.5

Series A Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$1.3125	$7.9

Series B Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$13.75	$18.9
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $3.9 million. During the three months ended March 31, 2016, the Company paid $2.3 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

10.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income attributable to American Tower Corporation stockholders	$275,159	$193,317
Dividends on preferred stock	(26,781)	(9,819)
Net income attributable to American Tower Corporation common stockholders	248,378	183,498
Basic weighted average common shares outstanding	424,059	405,111
Dilutive securities	3,829	4,288
Diluted weighted average common shares outstanding	427,888	409,399
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.59	$0.45
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.58	$0.45

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2016	2015
Restricted stock awards	152	3
Stock options	2,322	501
Preferred stock	17,413	9,194

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    COMMITMENTS AND CONTINGENCIES
Litigation—The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of Company management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or liquidity.
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that provides for the lease, sublease or management of 11,286 wireless communications sites from Verizon commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management right upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in each tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,370 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transaction entered into in 2013. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2016, the Company has purchased an aggregate of 60 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $713.4 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company will exercise the purchase options for approximately 1,525 towers in a single closing to occur on or before November 30, 2016. The purchase price per tower as of the original closing date was $27,500 and will accrete at a rate of 3% per annum through the expiration of the applicable sublease. The aggregate purchase option price for the subleased towers was $75.8 million as of March 31, 2016. The purchase price would be payable in cash or, at Verizon Wireless’s or its assignee’s option, as applicable, with 769 shares of the Company’s common stock per tower.
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

12.    ACQUISITIONS

During the three months ended March 31, 2016, the Company adopted new guidance on the accounting for measurement-period adjustments related to business combinations. This guidance requires that an acquirer make adjustments to the provisional amounts recognized at acquisition date with a corresponding adjustment to goodwill in the current period. Additionally, the effects on earnings of all measurement-period adjustments are included in current period earnings.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not complete any material acquisitions during the three months ended March 31, 2016. In addition, during the three months ended March 31, 2016, there were no adjustments made to the preliminary purchase price allocations for acquisitions consummated in 2015.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received. Acquisition and merger related expenses may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate new businesses efficiently. The Company records acquisition and merger related expenses, as well as integration costs, in Other operating expenses in the consolidated statements of operations.

The Company recorded acquisition and merger related expenses and integration costs as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition and merger related expenses	$985	$2,966
Integration costs	$3,271	$1,755

Pro Forma Consolidated Results
The following table presents the unaudited pro forma financial results as if the acquisition of (i) the exclusive right to lease, acquire or otherwise operate and manage approximately 11,500 wireless communications sites from Verizon in the United States, (ii) over 4,700 sites from Bharti Airtel Limited (“Airtel”) in Nigeria and (iii) nearly 5,500 sites from TIM Celular S.A. in Brazil, had occurred on January 1, 2015. Management relied on various estimates and assumptions due to the fact that some of the sites were never operated as a business and were utilized solely by the seller as a component of their network infrastructure. As a result, historical operating results may not be available. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

Three Months Ended March 31, 2015
Pro forma revenues	$1,263,174
Pro forma net income attributable to American Tower Corporation common stockholders	$150,024
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.35
Diluted net income attributable to American Tower Corporation common stockholders	$0.35

Other Signed Acquisitions
Viom—On October 21, 2015, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (“ATC Asia”), entered into a definitive agreement (the “Share Purchase Agreement”) with Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India, and certain existing Viom shareholders, including the current managing shareholder, SREI Infrastructure Finance Limited, several other minority shareholders and Tata Teleservices Limited (collectively, the “Selling Shareholders”), to acquire a 51% controlling ownership interest in Viom from the Selling Shareholders for cash consideration of 76.4 billion INR ($1.1 billion at the date of acquisition), subject to certain adjustments (the “Viom Acquisition”). The Viom Acquisition closed on April 21, 2016 (see note 14). The Company expects that it will consolidate the full financial results for Viom.
On October 21, 2015, ATC Asia also entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and certain remaining Viom shareholders, including Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement became effective on the closing date of the Viom Acquisition. The Shareholders Agreement provides that, among other things, the Remaining Shareholders will have certain governance, anti-dilution and contractual

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rights.  The Remaining Shareholders will have put options and ATC Asia will have a call option subject to the time periods and conditions outlined in the Shareholders Agreement.

Airtel Tanzania—On March 17, 2016, the Company entered into a definitive agreement with Airtel, through its subsidiary company Airtel Tanzania Limited (“Airtel Tanzania”), pursuant to which the Company may acquire approximately 1,350 of Airtel Tanzania’s communications towers in Tanzania, for total consideration of approximately $179.0 million, subject to customary adjustments. Under the agreement, the Company may pay additional consideration to acquire up to approximately 100 additional sites currently in development. The Company expects to close the transaction during the second quarter of 2016, subject to customary closing conditions and regulatory approval.

13.    BUSINESS SEGMENTS
In 2015, as a result of recent investment activity, including signed acquisitions, the Company reviewed and changed its reportable segments to divide its international segment into three regional segments: Asia property, Europe, Middle East and Africa (“EMEA”) property, and Latin America property, resulting in five total segments. The change in reportable segments had no impact on the Company’s consolidated and condensed consolidated financial statements for any periods. However, certain expenses previously reflected in segment selling, general, administrative and development expense have been reclassified and are now reflected as Other selling, general, administrative and development expense. Historical financial information included in this Quarterly Report on Form 10-Q has been adjusted to reflect the change in reportable segments.

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of March 31, 2016, consisted of the following:

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
The Company’s services segment offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites. The services segment is a strategic business unit that offers different services from the property operating segments and requires different resources, skill sets and marketing strategies.
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2015 Form 10-K. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interest and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2016 and 2015 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$851,744	$63,216	$129,640	$223,051	$1,267,651	$21,396		$1,289,047
Segment operating expenses (1)	177,722	33,080	55,659	75,322	341,783	9,004		350,787
Interest income, TV Azteca, net	—	—	—	2,716	2,716	—		2,716
Segment gross margin	674,022	30,136	73,981	150,445	928,584	12,392		940,976
Segment selling, general, administrative and development expense (1)	37,286	6,576	16,152	14,584	74,598	2,916		77,514
Segment operating profit	$636,736	$23,560	$57,829	$135,861	$853,986	$9,476		$863,462
Stock-based compensation expense							$28,079	28,079
Other selling, general, administrative and development expense							30,380	30,380
Depreciation, amortization and accretion							341,634	341,634
Other expense (2)							152,938	152,938
Income from continuing operations before income taxes								$310,431
Total assets	$19,110,950	$698,798	$2,327,461	$4,668,298	$26,805,507	$61,117	$197,691	$27,064,315
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $27.4 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$717,880	$57,127	$75,801	$211,372	$1,062,180	$17,010		$1,079,190
Segment operating expenses (1)	133,032	29,660	28,515	67,618	258,825	5,244		264,069
Interest income, TV Azteca, net	—	—	—	2,596	2,596	—		2,596
Segment gross margin	584,848	27,467	47,286	146,350	805,951	11,766		817,717
Segment selling, general, administrative and development expense (1)	26,822	6,829	8,859	17,262	59,772	3,436		63,208
Segment operating profit	$558,026	$20,638	$38,427	$129,088	$746,179	$8,330		$754,509
Stock-based compensation expense							$29,861	29,861
Other selling, general, administrative and development expense (2)							30,792	30,792
Depreciation, amortization and accretion							263,520	263,520
Other expense (3)							210,972	210,972
Income from continuing operations before income taxes								$219,364
Total assets (4)	$19,560,579	$755,290	$1,195,027	$4,239,821	$25,750,717	$67,226	$112,251	$25,930,194

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $29.3 million, respectively.
(2)    Includes $1.7 million of expense previously recorded as segment selling, general, administrative and development expense.
(3)    Primarily includes interest expense.
(4)    $21.7 million of assets previously recorded to the Asia Property segment have been reclassified to the Other segment.

14.    SUBSEQUENT EVENTS

Viom Acquisition

On April 21, 2016, the Company acquired a 51% controlling ownership interest in Viom for cash consideration of approximately 76.4 billion INR ($1.1 billion at the date of acquisition) as well as the assumption of approximately 50.6 billion INR ($0.8 billion at the date of acquisition) in existing INR-denominated debt pursuant to its previously announced agreement. The purchase price is subject to post-closing adjustments. The Company borrowed $1.2 billion under the 2013 Credit Facility, which it primarily used, together with cash on hand, to fund the cash portion of the purchase price. The acquisition is consistent with the Company’s strategy to expand in selected geographic areas.

The following table summarizes the preliminary allocation of the purchase price for the Viom Acquisition based upon the estimated fair value at the date of acquisition (in thousands):

Current assets	$215,060
Non-current assets	61,456
Property and equipment	757,564
Intangible assets (1):
Customer-related intangible assets	1,366,217
Network location intangible assets	640,259
Other intangible assets	10,543
Current liabilities	(189,133)
Deferred tax liability	(644,262)
Other non-current liabilities	(86,659)
Net assets acquired	2,131,045
Goodwill (2)	905,984
Fair value of net assets acquired	3,037,029
Debt assumed	(762,797)
Preferred stock outstanding	(25,002)
Non-controlling interest	(1,099,250)
Purchase Price	$1,149,980
_______________
(1)    Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)    Goodwill was allocated to the Company’s Asia property segment. The Company expects goodwill will not be deductible for local tax purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” of the 2015 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the three months ended March 31, 2016 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment.

Through our services segment, we offer tower-related services, including site acquisition, zoning and permitting and structural analysis services, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

On April 21, 2016, we acquired a 51% controlling ownership interest in Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor distributed antenna system (“DAS”) networks in India (the “Viom Acquisition”). Upon closing, we expect to consolidate the full financial results for Viom.

The following table details the number of communications sites, excluding managed sites, we owned or operated as of March 31, 2016:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	21,851	18,233	341
Asia:
India	15,328	—	33
EMEA:
Germany	2,028	—	—
Ghana	2,109	—	17
Nigeria	4,717	—	—
South Africa	1,927	—	—
Uganda	1,393	—
EMEA total	12,174	—	17
Latin America:
Brazil	15,792	2,268	53
Chile	1,206	—	6
Colombia	3,058	706	1
Costa Rica	484	—	—
Mexico	8,598	199	55
Peru	618	—	—
Latin America total	29,756	3,173	115
_______________

(1)	Approximately 96% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

We operate in five reportable segments: U.S. property, Asia property, EMEA property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 13 to our consolidated and condensed consolidated financial statements included herein).
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

Revenue Growth. The primary factors affecting the revenue growth in our property segments are:

•Revenue growth from tenants, including:

•	New revenue attributable to leases in place at the commencement of operations on sites acquired or constructed since the beginning of the prior-year period;

•	Contractual rent escalations on existing tenant leases, net of churn (as defined below); and

•	New revenue attributable to leasing additional space on our sites (“collocations”) and lease amendments.

•
Revenue growth from other items, including additional tenant payments to cover costs, such as ground rent or power and fuel costs (“pass-through”) included in certain tenant leases, straight-line revenue and decommissioning.

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

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the three months ended March 31, 2016 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2016, we expect to generate approximately $31 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations of leases or rent negotiations historically has not had a material adverse effect on the revenues generated by our property operations. We define churn as revenue lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given period by dividing our revenue lost on this basis by our prior-year period property segment revenue. During the three months ended March 31, 2016, churn represented approximately 1% of our property operations revenue.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless services and our ability to meet the corresponding incremental demand for our wireless real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our site portfolio and our established tenant base provides us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement our organic growth by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk-adjusted return on investment objectives. In a majority of our international markets, revenue also often includes the reimbursement of direct costs such as ground rent or power and fuel costs.

Consistent with our strategy to increase the utilization and return on investment of our sites, our objective is to add new tenants and new equipment for existing tenants through collocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the financial performance of our tenants and their access to capital and general economic conditions.

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

As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as Bharti Airtel Limited (“Airtel”), Telefónica S.A. and Vodafone Group PLC. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

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

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) and fourth generation (4G) network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices, and as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which typically requires that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage amongst their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 60,600 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

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

Property Operations Expenses. Direct operating expenses incurred by our property segments include direct site level expenses and consist primarily of ground rent and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes, repairs and maintenance. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our property segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our sites provides significant incremental cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in our existing markets or expand into new markets. Our profit margin growth is therefore positively impacted by the addition of new tenants to our sites and can be temporarily diluted by our development activities.

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

Results of Operations
Three Months Ended March 31, 2016 and 2015
(in thousands, except percentages)

Revenue

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015
Property
U.S.	$851,744	$717,880	$133,864	19%
Asia	63,216	57,127	6,089	11
EMEA	129,640	75,801	53,839	71
Latin America	223,051	211,372	11,679	6
Total property	1,267,651	1,062,180	205,471	19
Services	21,396	17,010	4,386	26
Total revenues	$1,289,047	$1,079,190	$209,857	19%

U.S. property segment revenue growth of $133.9 million, or 19%, was attributable to tenant revenue growth, which was primarily driven by the following factors:

•
$88.3 million in revenue growth generated from newly acquired or constructed sites, including approximately 11,500 sites from the transaction with Verizon Communications Inc. (the “Verizon Transaction”);

•	$29.7 million of revenue growth due to collocations and amendments;

•	$14.1 million increase in decommissioning revenue; and

•	$9.7 million from contractual escalations, net of churn.

Segment growth was partially offset by a decrease of $7.9 million, primarily due to a $5.8 million impact of straight-line accounting.

Asia property segment revenue growth of $6.1 million, or 11%, was attributable to:

•	Tenant revenue growth of $7.2 million, which was primarily driven by:

•	$3.2 million in revenue growth generated from newly acquired or constructed sites;

•	$4.5 million of revenue growth due to collocations and amendments; partially offset by

•	A decrease of $0.2 million resulting from churn in excess of contractual escalations; and

•	A decrease of $0.3 million primarily due to the impact of straight-line accounting.

•	Pass-through revenue growth of $4.2 million.
Segment growth was partially offset by a decrease of $5.3 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

EMEA property segment revenue growth of $53.8 million, or 71%, was attributable to:

•	Tenant revenue growth of $47.5 million, which was primarily driven by:

•	$38.5 million in revenue growth generated from newly acquired or constructed sites, including the transaction with Airtel;

•	$5.8 million of revenue growth due to collocations and amendments; and

•	$4.4 million from contractual escalations, net of churn; partially offset by

•	A decrease of $1.2 million, partially due to a $0.5 million impact of straight-line accounting.

•	Pass-through revenue growth of $19.4 million.
Segment growth was partially offset by a decrease of $13.1 million attributable to the negative impact of foreign currency translation, which included, among others, $6.1 million related to fluctuations in South African Rand (“ZAR”), $3.9 million related to fluctuations in Ghanaian Cedi (“GHS”) and $2.6 million related to fluctuations in Ugandan Shilling.

Latin America property segment revenue growth of $11.7 million, or 6%, was attributable to:

•	Tenant revenue growth of $49.9 million, which was primarily driven by:

•	$19.4 million in revenue growth generated from newly acquired or constructed sites, including the transaction with TIM Celular S.A.;

•	$9.8 million of revenue growth due to collocations and amendments;

•	$10.7 million from contractual escalations, net of churn;

•	An increase of $10.0 million, primarily due to a $7.1 million impact of straight-line accounting; and

•	Pass-through revenue growth of $28.1 million.
Segment growth was partially offset by a decrease of $66.3 million attributable to the negative impact of foreign currency translation, which included, among others, $41.9 million related to fluctuations in Brazilian Reais (“BRL”), $17.3 million related to fluctuations in Mexican Peso and $5.7 million related to fluctuations in Colombian Peso (“COP”).

The increase in services segment revenue of $4.4 million, or 26%, was primarily attributable to an increase in engineering services.

Gross Margin

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015
Property
U.S.	$674,022	$584,848	$89,174	15%
Asia	30,136	27,467	2,669	10
EMEA	73,981	47,286	26,695	56
Latin America	150,445	146,350	4,095	3
Total property	928,584	805,951	122,633	15
Services	12,392	11,766	626	5%

•
The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $44.7 million. Direct expense growth was primarily due to sites associated with the Verizon Transaction.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $6.2 million. Direct expense growth was primarily due to newly constructed sites, partially offset by $2.8 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $32.2 million. Direct expense growth was primarily due to sites acquired from Airtel, partially offset by $5.1 million attributable to the impact of foreign currency translation.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $30.9 million. Direct expense growth was primarily due to newly acquired or constructed sites, primarily offset by $23.3 million attributable to the impact of foreign currency translation.

•	The increase in services segment gross margin was attributable to the increase in revenue, partially offset by labor costs associated with work performed by our tower services group.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Property
U.S.	$37,286	$26,822	10,464	39%
Asia	6,576	6,829	(253)	(4)
EMEA	16,152	8,859	7,293	82
Latin America	14,584	17,262	(2,678)	(16)
Total property	74,598	59,772	14,826	25
Services	2,916	3,436	(520)	(15)
Other (1)	57,801	60,082	(2,281)	(4)
Total selling, general, administrative and development expense	$135,315	$123,290	12,025	10%
_______________

(1)	Certain expenses previously reflected in segment SG&A for the three months ended March 31, 2015 have been reclassified and are now reflected as Other SG&A.

•
The increases in each of our U.S. and EMEA property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated with the Verizon Transaction in our U.S. property segment and Airtel in our EMEA property segment. The EMEA property SG&A increase also included an increase in bad debt expense of $2.3 million and was partially offset by a decrease attributable to the impacts of foreign currency fluctuations.

•
The decreases in each of our Asia and Latin America property segments’ SG&A were primarily due to the impacts of foreign currency fluctuations, partially offset by increased personnel costs to support the growth of our business.

•
The decrease in other SG&A was due to a decrease in stock-based compensation expense of $1.9 million and a decrease in corporate SG&A of $0.4 million, which was primarily attributable to a decrease in personnel costs and other third-party services.

Operating Profit

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015
Property
U.S.	$636,736	$558,026	78,710	14%
Asia	23,560	20,638	2,922	14
EMEA	57,829	38,427	19,402	50
Latin America	135,861	129,088	6,773	5
Total property	853,986	746,179	107,807	14
Services	9,476	8,330	1,146	14%

•
The growth in operating profit for each of our U.S. and EMEA property segments was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

•
The growth in operating profit in our Asia property, Latin America property and services segments was primarily attributable to an increase in our segment gross margin combined with a decrease in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015
Depreciation, amortization and accretion	$341,634	$263,520	78,114	30%

The increase in depreciation, amortization and accretion expense was primarily attributable to costs associated with the acquisition, lease or construction of new sites since the beginning of the prior year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015
Other operating expenses	$8,800	$7,774	1,026	13%

The increase in other operating expenses was primarily attributable to an increase of $1.8 million in losses on sales or disposals of assets, partially offset by a net decrease of $0.5 million in integration, acquisition and merger related expenses.

Other Expense

	Three Months Ended March 31,		Amount of Decrease	Percent Decrease
	2016	2015
Other expense	$141,422	$200,602	(59,180)	(30)%

Other expense decreased $59.2 million, or 30%, primarily due to the following:

•	Foreign currency gains of $10.6 million in the current period, compared to foreign currency losses of $54.0 million in the year-ago period; and

•	An absence of any loss on retirement of long-term obligations, which was $3.7 million in the year-ago period and resulted from the redemption of all of our 4.625% senior notes due 2015.
The decrease was partially offset by incremental interest expense of $11.9 million, which occurred despite a reduction in our annualized weighted-average cost of borrowing of 35 basis points, due to a $2.7 billion increase in our average debt outstanding.

Income Tax Provision

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2016	2015
Income tax provision	$29,124	$23,872	5,252	22%
Effective tax rate	9.4%	10.9%

The effective tax rate (“ETR”) on income from continuing operations for the three months ended March 31, 2016 and 2015 differs from the federal statutory rate primarily due to our qualification for taxation as a real estate investment trust for U.S. tax purposes (“REIT”) as well as adjustments for foreign items. As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations.

The increase in the income tax provision was primarily attributable to items in foreign jurisdictions. The decrease in the ETR was primarily attributable to an increase in REIT-qualified income.

Net Income/Adjusted EBITDA

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Net income	$281,307	$195,492	85,815	44%
Income tax provision	29,124	23,872	5,252	22%
Other (income) expense	(12,208)	54,503	(66,711)	(122)%
Loss on retirement of long-term obligations	—	3,725	(3,725)	(100)%
Interest expense	159,880	147,934	11,946	8%
Interest income	(3,534)	(2,964)	570	19%
Other operating expenses	8,800	7,774	1,026	13%
Depreciation, amortization and accretion	341,634	263,520	78,114	30%
Stock-based compensation expense	28,079	29,861	(1,782)	(6)%
Adjusted EBITDA	$833,082	$723,717	109,365	15%

The increase in net income was primarily due to increases in our operating profit and decreases in other expense, partially offset by increases in depreciation, amortization and accretion expense and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $13.9 million, excluding the impact of stock-based compensation expense.

Net Income/NAREIT FFO/AFFO

	Three Months Ended March 31,		Amount of Increase (Decrease)	Percent Increase (Decrease)
	2016	2015
Net income	$281,307	$195,492	85,815	44%
Real estate related depreciation, amortization and accretion	297,513	228,828	68,685	30%
Losses from sale or disposal of real estate and real estate related impairment charges	4,602	3,681	921	25%
Dividends on preferred stock	(26,781)	(9,819)	16,962	173%
Adjustments for unconsolidated affiliates and noncontrolling interest	(11,016)	(7,226)	3,790	52%
NAREIT FFO	$545,625	$410,956	134,669	33%
Straight-line revenue	(32,008)	(33,838)	(1,830)	(5)%
Straight-line expense	15,837	8,764	7,073	81%
Stock-based compensation expense	28,079	29,861	(1,782)	(6)%
Non-cash portion of tax provision	9,756	9,158	598	7%
Non-real estate related depreciation, amortization and accretion	44,121	34,692	9,429	27%
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7,429	3,603	3,826	106%
Other (income) expense (1)	(12,208)	54,503	(66,711)	(122)%
Loss on retirement of long-term obligations	—	3,725	(3,725)	(100)%
Other operating expenses (2)	4,198	4,093	105	3%
Capital improvement capital expenditures	(16,724)	(16,784)	(60)	—%
Corporate capital expenditures	(2,667)	(2,312)	355	15%
Adjustments for unconsolidated affiliates and noncontrolling interest	11,016	7,226	3,790	52%
AFFO	$602,454	$513,647	88,807	17%
_______________

(1)	Primarily includes realized and unrealized (gains) losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes integration and acquisition-related costs.

AFFO growth for the three months ended March 31, 2016 was primarily attributable to the increase in our operating profit, partially offset by increases in dividends on preferred stock, cash paid for interest and cash paid for taxes.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2016 the “Liquidity and Capital Resources” section of the 2015 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes our liquidity (in thousands):

March 31, 2016
Available under the 2013 Credit Facility	$2,718,135
Available under the 2014 Credit Facility	170,000
Letters of credit	(10,624)
Total available under credit facilities, net	2,877,511
Cash and cash equivalents	336,403
Total liquidity	$3,213,914
Subsequent to March 31, 2016, we borrowed $1.3 billion under our revolving credit facilities, which we primarily used, together with cash on hand, to fund the Viom Acquisition.
Summary cash flow information is set forth below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used for):
Operating activities	$563,512	$509,930
Investing activities	(185,516)	(5,249,419)
Financing activities	(366,064)	4,760,127
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	3,785	(10,730)
Net increase in cash and cash equivalents	$15,717	$9,908
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
As of March 31, 2016, we had total outstanding indebtedness of $17.1 billion with a current portion of $137.9 million. During the three months ended March 31, 2016, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2016, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of March 31, 2016, we had $235.7 million of cash and cash equivalents held by our foreign subsidiaries, of which $78.2 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities was attributable to an increase in the operating profit of our property segments and a reduction in cash paid for interest, partially offset by (i) higher working capital, primarily due to an increase in prepaid expenses and (ii) a decrease in distributions from restricted cash.

Cash Flows from Investing Activities

Our significant investing activities during the three months ended March 31, 2016 are highlighted below:
We spent $159.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$60.7
Ground lease purchases	34.0
Capital improvements and corporate expenditures (2)	19.4
Redevelopment	23.4
Start-up capital projects	21.6
Total capital expenditures	$159.1
_______________

(1)	Includes the construction of 498 communications sites globally.

(2)
Includes $4.9 million of capital lease payments included in Repayments of notes payable, credit facilities and capital leases in the cash flow from financing activities in the condensed consolidated statements of cash flows.

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

Cash Flows from Financing Activities

Our significant financing transactions were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Proceeds from term loan, net	$—	$500.0
Proceeds from issuance (repayments) of senior notes, net	1,247.5	(600.0)
Proceeds from the issuance of preferred stock, net	—	1,338.0
Proceeds from the issuance of common stock, net	—	2,440.4
(Repayments of) proceeds from credit facilities, net	(1,343.5)	1,280.0
Distributions paid on common stock	(210.0)	(152.0)

Senior Notes Offerings

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
We may redeem each series of the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 3.300% Notes on or after January 15, 2021 or the 4.400% Notes on or after November 15, 2025, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. Each of the notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Bank Facilities

2013 Credit Facility. During the three months ended March 31, 2016, we repaid an aggregate of $1.2 billion of revolving indebtedness under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”). On March 30, 2016, one of our German subsidiaries borrowed EUR 28.0 million ($31.5 million on the date of borrowing) under the 2013 Credit Facility as a subsidiary borrower, the proceeds of which were used to partially fund an acquisition in Germany on April 1, 2016. We currently have $3.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course. In April 2016, we borrowed $1.2 billion under the 2013 Credit Facility, which we primarily used, together with cash on hand, to fund the Viom Acquisition.

2014 Credit Facility. During the three months ended March 31, 2016, we repaid an aggregate of $150.0 million of revolving indebtedness under our senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as amended (the “2014 Credit Facility”). We currently have $7.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

Our unsecured term loan entered into in October 2013, as amended (the “Term Loan”), the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rates range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The margin over LIBOR for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility is 1.250%.
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
Viom Assumed Indebtedness. In connection with the Viom Acquisition, which occurred on April 21, 2016, we assumed an aggregate of $0.8 billion (as of the date of acquisition) in Viom’s existing indebtedness with several lenders. The facilities have interest rates ranging from 9.90% to 13.50% per annum and mature between March 2017 and December 2024.

Stock Repurchase Program. In March 2011, our Board of Directors approved a $1.5 billion stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.1 billion of our common stock. Since September 2013, we have temporarily suspended repurchases under the program.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the three months ended March 31, 2016, we received an aggregate of $14.6 million in proceeds upon exercises of stock options.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $2.5 billion to our common stockholders, including the dividend paid in April 2016, primarily subject to taxation as ordinary income.
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

We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A”), with a dividend rate of 5.25%, and 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B”), with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the three months ended March 31, 2016, we paid dividends of $1.3125 per share, or $7.9 million, to Series A preferred stockholders of record at the close of business on February 1, 2016 and $13.75 per share, or $18.9 million, to Series B preferred stockholders of record at the close of business on February 1, 2016.
During the three months ended March 31, 2016, we paid $0.49 per share, or $207.7 million, to common stockholders of record at the close of business on December 16, 2015. In addition, we declared a distribution of $0.51 per share, or $216.5 million, payable to our common stockholders of record at the close of business on April 12, 2016.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $3.9 million. During the three months ended March 31, 2016, we paid $2.3 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Series 2013-1A securities (1)	$500,000	March 15, 2018
Series 2013-2A securities (2)	1,300,000	March 15, 2023
Series 2015-1 notes (3)	350,000	June 15, 2020
Series 2015-2 notes (4)	525,000	June 16, 2025
2012 GTP notes (5)	270,720	Various
Unison notes (6)	196,000	Various
Shareholder loans (7)	145,081	Various
BR Towers debentures (8)	94,886	October 15, 2023
Colombian credit facility (9)	61,211	April 24, 2021
South African facility (10)	53,395	December 17, 2020
Brazil credit facility (11)	24,241	January 15, 2022
Total American Tower subsidiary debt	3,520,534
American Tower Corporation debt:
2013 Credit Facility	31,865	June 28, 2019
Term Loan	2,000,000	January 29, 2021
2014 Credit Facility	1,830,000	January 29, 2021
4.500% senior notes	1,000,000	January 15, 2018
3.40% senior notes	1,000,000	February 15, 2019
7.25% senior notes	300,000	May 15, 2019
2.800% senior notes	750,000	June 1, 2020
5.050% senior notes	700,000	September 1, 2020
3.300% senior notes	750,000	February 15, 2021
3.450% senior notes	650,000	September 15, 2021
5.900% senior notes	500,000	November 1, 2021
4.70% senior notes	700,000	March 15, 2022
3.50% senior notes	1,000,000	January 31, 2023
5.00% senior notes	1,000,000	February 15, 2024
4.000% senior notes	750,000	June 1, 2025
4.400% senior notes	500,000	February 15, 2026
Total American Tower Corporation debt	13,461,865
Other debt, including capital lease obligations	115,984
Total obligations	17,098,383
Discounts, premiums and debt issuance costs	(76,288)
Total carrying value of obligations	$17,022,095
_______________
(1)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2043.
(2)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2048.
(3)    Maturity date represents anticipated repayment date; final legal maturity is June 15, 2045.
(4)    Maturity date represents anticipated repayment date; final legal maturity is June 15, 2050.
(5)    Secured debt assumed by us in connection with the acquisition of MIP Tower Holdings LLC. Anticipated repayment dates begin March 15, 2017.

(6)
Secured debt assumed by us in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017; final legal maturity date is April 15, 2040.

(7)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in U.S. Dollars.

(8)	Publicly issued debentures assumed by us in connection with our acquisition of BR Towers S.A. Denominated in BRL.
(9)    Denominated in COP and amortizes through April 24, 2021.

(10)	Denominated in ZAR and amortizes through December 17, 2020.
(11)    Denominated in BRL.
Additional information regarding our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of the 2015 Form 10-K, our liquidity is dependent on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish three financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of March 31, 2016, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended March 31, 2016 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $2.3	~ $0.4
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $6.2 (4)	~ $2.1 (4)
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our existing debt levels.
(4)    Effectively, however, the capacity under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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

Restrictions Under Agreements Relating to the 2015 Securitization and the 2013 Securitization. The indenture and related supplemental indentures (collectively, the “2015 Indenture”) governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the loan agreement related to the securitization transaction completed in March 2013 (the “2013 Securitization”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) and GTP Acquisition Partners are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).

Under the terms of the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2016, $108.1 million held in such reserve accounts was classified as restricted cash.

Certain information with respect to certain of our securitizations is set forth below ($ in millions). The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes or the Loan, as applicable, that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Three Months Ended March 31, 2016	DSCR as of March 31, 2016	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$48.0	7.49x	$165.4	$169.4
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$141.1	11.01x	$466.6	$473.9
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of March 31, 2016 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)	Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period” all excess cash flow and any amounts then in the reserve accounts because the DSCR was equal to or below the Cash Trap DSCR would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon occurrence and during an event of default, the applicable trustee may, in its discretion or at direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,607 communications sites that secure the 2015 Notes or the 5,186 wireless and broadcast towers that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2015 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2015 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2015 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2016. We have made no material changes to the critical accounting policies described in the 2015 Form 10-K.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of March 31, 2016, we have one interest rate swap agreement in Colombia. The interest rate swap agreement has been designated as a cash flow hedge, has a notional amount of $30.6 million, an interest rate of 5.74% and expires in April 2021.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2016 was comprised of $1,830.0 million under the 2014 Credit Facility, $31.9 million under the 2013 Credit Facility, $2,000.0 million under the Term Loan, $75.2 million under the Uganda loan, $53.4 million under the South African facility, $30.6 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $94.9 million under the BR Towers debentures and $24.0 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $2.2 million of interest expense for the three months ended March 31, 2016.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions in order to minimize the impact of foreign currency fluctuations. For the three months ended March 31, 2016, 32% of our revenues and 37% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2016, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $42.4 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2016 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors discussed in Item 1A of the 2015 Form 10-K.

ITEM 6.	EXHIBITS
See Page Ex-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 29, 2016	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description of Document

4.1
Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.300% Senior Notes due 2021 and the 4.400% Senior Notes due 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on January 12, 2016, and incorporated herein by reference)

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications filed pursuant to 18. U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1