Form 10-Q
period 2016-06-30
AMERICAN TOWER CORP /MA/
filed 2016-07-28
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 21, 2016, there were 425,489,212 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,538	$320,686
Restricted cash	142,761	142,193
Accounts receivable, net	285,422	227,354
Prepaid and other current assets	481,879	306,235
Total current assets	1,320,600	996,468
PROPERTY AND EQUIPMENT, net	10,575,425	9,866,424
GOODWILL	4,981,919	4,091,805
OTHER INTANGIBLE ASSETS, net	11,590,692	9,837,876
DEFERRED INCOME TAXES	229,273	212,041
DEFERRED RENT ASSET	1,233,002	1,166,755
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	809,287	732,903
TOTAL	$30,740,198	$26,904,272
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$120,586	$96,714
Accrued expenses	617,711	516,413
Distributions payable	227,594	210,027
Accrued interest	151,365	115,672
Current portion of long-term obligations	314,063	50,202
Unearned revenue	224,312	211,001
Total current liabilities	1,655,631	1,200,029
LONG-TERM OBLIGATIONS	18,403,013	17,068,807
ASSET RETIREMENT OBLIGATIONS	951,803	856,936
DEFERRED TAX LIABILITY	745,936	106,333
OTHER NON-CURRENT LIABILITIES	1,058,433	959,349
Total liabilities	22,814,816	20,191,454
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,085,157	—
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 shares issued and outstanding, respectively; aggregate liquidation value of $1,375,000	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 428,071,284 and 426,695,279 shares issued; and 425,261,258 and 423,885,253 shares outstanding, respectively	4,280	4,267
Additional paid-in capital	9,781,223	9,690,609
Distributions in excess of earnings	(1,033,324)	(998,535)
Accumulated other comprehensive loss	(1,770,998)	(1,836,996)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)
Total American Tower Corporation equity	6,773,515	6,651,679
Noncontrolling interests	66,710	61,139
Total equity	6,840,225	6,712,818
TOTAL	$30,740,198	$26,904,272
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Property	$1,426,192	$1,154,235	$2,693,843	$2,216,415
Services	16,035	20,140	37,431	37,150
Total operating revenues	1,442,227	1,174,375	2,731,274	2,253,565
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $392, $390, $899 and $822, respectively)	452,571	314,285	794,861	573,542
Services (including stock-based compensation expense of $255, $98, $406 and $237, respectively)	7,140	8,173	16,295	13,556
Depreciation, amortization and accretion	397,765	328,356	739,399	591,876
Selling, general, administrative and development expense (including stock-based compensation expense of $21,260, $23,557, $48,681 and $52,847, respectively)	138,234	116,338	273,549	239,628
Other operating expenses	13,711	17,449	22,511	25,223
Total operating expenses	1,009,421	784,601	1,846,615	1,443,825
OPERATING INCOME	432,806	389,774	884,659	809,740
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $284, $370, $567 and $740, respectively	2,748	2,662	5,464	5,258
Interest income	6,468	4,404	10,002	7,368
Interest expense	(181,036)	(148,507)	(340,916)	(296,441)
Gain (loss) on retirement of long-term obligations	830	(75,068)	830	(78,793)
Other expense (including unrealized foreign currency (losses) gains of ($24,585), $25,461, $4,777 and ($30,007), respectively)	(25,842)	(2,129)	(13,634)	(56,632)
Total other expense	(196,832)	(218,638)	(338,254)	(419,240)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	235,974	171,136	546,405	390,500
Income tax provision	(43,510)	(13,956)	(72,634)	(37,828)
NET INCOME	192,464	157,180	473,771	352,672
Net income attributable to noncontrolling interests	(4,914)	(1,124)	(11,062)	(3,299)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	187,550	156,056	462,709	349,373
Dividends on preferred stock	(26,782)	(26,782)	(53,563)	(36,601)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$160,768	$129,274	$409,146	$312,772
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.38	$0.31	$0.96	$0.76
Diluted net income attributable to American Tower Corporation common stockholders	$0.37	$0.30	$0.95	$0.75
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	424,909	423,154	424,484	414,182
DILUTED	429,004	426,933	428,529	418,303
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.53	$0.44	$1.04	$0.86
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$192,464	$157,180	$473,771	$352,672
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of tax benefit (expense) of $0, ($42), $0 and $9, respectively	(9)	597	65	(345)
Reclassification of unrealized (gains) losses on cash flow hedges to net income, net of tax benefit of $0, $22, $0 and $46, respectively	(57)	2,226	(65)	2,613
Foreign currency translation adjustments, net of tax expense (benefit) of $2,695, $197, $6,883 and ($12,412), respectively	(177,966)	(44,029)	48,326	(476,990)
Other comprehensive (loss) income	(178,032)	(41,206)	48,326	(474,722)
Comprehensive income (loss)	14,432	115,974	522,097	(122,050)
Comprehensive loss attributable to noncontrolling interests	12,712	17,421	6,610	37,123
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$27,144	$133,395	$528,707	$(84,927)

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$473,771	$352,672
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	739,399	591,876
Stock-based compensation expense	49,986	53,906
(Gain) loss on early retirement of long-term obligations	(830)	78,793
Other non-cash items reflected in statements of operations	53,464	75,531
Decrease in restricted cash	12,170	26,804
Increase in net deferred rent asset	(34,931)	(46,653)
Increase in assets	(32,984)	(99,179)
Increase in liabilities	51,271	2,710
Cash provided by operating activities	1,311,316	1,036,460
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(319,427)	(311,122)
Payments for acquisitions, net of cash acquired	(1,216,467)	(670,246)
Payment for Verizon transaction	(4,748)	(5,060,416)
Proceeds from sale of short-term investments and other non-current assets	2,601	781,469
Payments for short-term investments	—	(816,038)
Deposits, restricted cash, investments and other	(5,360)	(3,087)
Cash used for investing activities	(1,543,401)	(6,079,440)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	(2,843)	—
Borrowings under credit facilities	1,326,866	4,740,308
Proceeds from issuance of senior notes, net	2,237,503	1,492,298
Proceeds from term loan	—	500,000
Proceeds from other borrowings	70,806	—
Proceeds from issuance of securities in securitization transaction, net	—	875,000
Repayments of notes payable, credit facilities and capital leases	(2,858,415)	(5,931,401)
Distributions to noncontrolling interest holders, net	(503)	(383)
Proceeds from stock options and ESPP	60,361	17,364
Distributions paid on common stock	(426,564)	(329,766)
Distributions paid on preferred stock	(53,563)	(31,085)
Proceeds from the issuance of common stock, net	—	2,440,327
Proceeds from the issuance of preferred stock, net	—	1,337,946
Payment for early retirement of long-term obligations	(125)	(86,107)
Deferred financing costs and other financing activities	(23,264)	(34,284)
Cash provided by financing activities	330,259	4,990,217
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(8,322)	13,973
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,852	(38,790)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,686	313,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$410,538	$274,702
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $14,011 AND $3,311, RESPECTIVELY)	$50,413	$29,911
CASH PAID FOR INTEREST	$288,880	$291,103
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(36,083)	$(20,632)
Purchases of property and equipment under capital leases	$21,651	$10,510
Settlement of accounts receivable related to acquisitions	$—	$735
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2015	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352
Stock-based compensation related activity	—	—	—	—	672,300	6	—	—	49,155	—	—	—	49,161
Issuance of common stock—stock purchase plan	—	—	—	—	43,940	—	—	—	3,465	—	—	—	3,465
Issuance of common stock	—	—	—	—	25,850,000	259	—	—	2,440,068	—	—	—	2,440,327
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,932	—	—	—	1,337,946
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(340)	—	(5)	(345)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	2,583	—	30	2,613
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(436,543)	—	(40,447)	(476,990)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	51	51
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(434)	(434)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(365,450)	—	(365,450)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(23,210)	—	(23,210)
Net income	—	—	—	—	—	—	—	—	—	—	349,373	3,299	352,672
BALANCE, JUNE 30, 2015	6,000,000	$60	1,375,000	$14	426,074,991	$4,260	(2,810,026)	$(207,740)	$9,619,406	$(1,228,521)	$(876,607)	$62,286	$7,373,158

BALANCE, JANUARY 1, 2016	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	1,331,272	13	—	—	86,767	—	—	—	86,780
Issuance of common stock—stock purchase plan	—	—	—	—	44,733	—	—	—	3,847	—	—	—	3,847
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	65	—	—	65
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(65)	—	—	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	65,998	—	(665)	65,333
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	13	13
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(516)	(516)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(443,935)	—	(443,935)
Preferred stock dividends declared	—	—	—	—	—	—					(53,563)	—	(53,563)
Net income	—	—	—	—	—	—	—	—	—	—	462,709	6,739	469,448
BALANCE, JUNE 30, 2016	6,000,000	$60	1,375,000	$14	428,071,284	$4,280	(2,810,026)	$(207,740)	$9,781,223	$(1,770,998)	$(1,033,324)	$66,710	$6,840,225

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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

On April 21, 2016, the Company significantly expanded its Asia segment portfolio by acquiring a 51% controlling ownership interest in Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India (the “Viom Acquisition”). Subsequent to the closing, Viom was renamed ATC Telecom Infrastructure Private Limited (“ATC TIPL”).

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not subject to U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers, as the Company receives a dividends paid deduction for distributions to stockholders that generally offsets its income and gains.  However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of June 30, 2016, the Company’s REIT-qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its services segment and indoor DAS networks business.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of June 30, 2016, the Company has a controlling interest in two joint ventures in Ghana and Uganda with MTN Group Limited (“MTN Group”). The joint ventures are controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% interest and a wholly owned subsidiary of MTN Group holds a 49% interest. In addition, the Company holds an approximate 75% controlling interest in a subsidiary of the Company in South Africa and the South African investors hold an approximate 25% noncontrolling interest. The Company also holds a 51% controlling interest in ATC TIPL.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2015 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016.
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The Company is evaluating the impact this standard will have on its financial statements.

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

In February 2016, the FASB issued new guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize assets and liabilities for leases with terms greater than twelve months in the statement of financial position. Under the new guidance, lessor accounting is largely unchanged. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The standard is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. The Company is evaluating the impact this standard will have on its financial statements.

In March 2016, the FASB issued new guidance on the accounting for share-based payment transactions. The guidance amends the accounting for taxes related to stock-based compensation, including how excess tax benefits and a company’s payments for tax withholdings should be classified. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company early adopted this standard in the second quarter of 2016 and elected to account for forfeitures as they occur, effective January 1, 2016. The adoption of this guidance was not material to the Company’s consolidated financial statements. Additionally, the Company elected to apply the prospective transition method to the amendments related to the presentation of excess tax benefits in the statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Prepaid income tax	$151,828	$45,056
Prepaid operating ground leases	132,629	128,542
Unbilled receivables	59,124	34,173
Prepaid assets	59,063	32,892
Value added tax and other consumption tax receivables	32,258	30,239
Other miscellaneous current assets	46,977	35,333
Total	$481,879	$306,235

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Property				Services	Total
	U.S.	Asia (1)	EMEA	Latin America
Balance as of January 1, 2016	$3,379,163	$170,719	$132,570	$407,365	$1,988	$4,091,805
Additions	289	856,110	3,200	4,615	—	864,214
Effect of foreign currency translation	—	(16,714)	(18,417)	61,031	—	25,900
Balance as of June 30, 2016	$3,379,452	$1,010,115	$117,353	$473,011	$1,988	$4,981,919
_______________

(1)	Includes approximately $856.1 million of goodwill assumed in the Viom Acquisition (see note 13).

The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2016			As of December 31, 2015
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,589,425	$(1,175,676)	$3,413,749	$3,980,281	$(1,052,393)	$2,927,888
Acquired customer-related intangibles	15-20	10,139,104	(1,996,896)	8,142,208	8,640,554	(1,763,853)	6,876,701
Acquired licenses and other intangibles	3-20	28,756	(3,725)	25,031	28,293	(5,486)	22,807
Economic Rights, TV Azteca	70	20,267	(10,563)	9,704	21,688	(11,208)	10,480
Total other intangible assets		$14,777,552	$(3,186,860)	$11,590,692	$12,670,816	$(2,832,940)	$9,837,876
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
The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2016, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2015 Form 10-K, was 16 years. Amortization of intangible assets for the three and six months ended June 30, 2016 was $185.3 million and $337.1 million, respectively, and amortization of intangible assets for the three and six months ended June 30, 2015 was $147.6 million and $258.1 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
Remainder of 2016	$356.6
2017	710.8
2018	708.6
2019	705.6
2020	686.8
2021	677.5

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015
Accrued property and real estate taxes	$108,636	$75,827
Accrued income tax payable	70,490	11,704
Payroll and related withholdings	52,844	62,334
Accrued rent	50,449	54,732
Accrued construction costs	16,550	19,857
Other accrued expenses	318,742	291,959
Total	$617,711	$516,413

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following (in thousands):

	As of
	June 30, 2016	December 31, 2015	Maturity Date
Series 2013-1A securities (1)	$498,060	$497,478	March 15, 2018
Series 2013-2A securities (2)	1,289,478	1,288,689	March 15, 2023
Series 2015-1 notes (3)	346,685	346,262	June 15, 2020
Series 2015-2 notes (4)	519,106	518,776	June 16, 2025
2012 GTP notes (5)	182,233	281,902	March 15, 2019
Unison notes (6)	201,054	201,930	Various
Viom indebtedness (7)	698,274	—	Various
Viom preference shares (8)	24,682	—	Various
Shareholder loans (9)	154,387	145,540	Various
BR Towers debentures (10)	105,191	85,219	October 15, 2023
Colombian credit facility (11)	61,060	59,640	April 24, 2021
South African facility (12)	50,230	53,175	December 17, 2020
Brazil credit facility (13)	31,293	21,868	January 15, 2022
Indian working capital facility (14)	5,688	8,752	July 31, 2016
Total American Tower subsidiary debt	4,167,421	3,509,231

2013 Credit Facility	72,203	1,225,000	June 28, 2019
Term Loan	1,994,238	1,993,601	January 29, 2021
2014 Credit Facility	1,840,000	1,980,000	January 29, 2021
4.500% senior notes	997,944	997,693	January 15, 2018
3.40% senior notes	999,532	999,769	February 15, 2019
7.25% senior notes	296,389	296,242	May 15, 2019
2.800% senior notes	744,239	743,557	June 1, 2020
5.050% senior notes	696,916	697,216	September 1, 2020
3.300% senior notes	744,121	—	February 15, 2021
3.450% senior notes	643,216	642,786	September 15, 2021
5.900% senior notes	497,037	497,188	November 1, 2021
4.70% senior notes	695,671	695,374	March 15, 2022
3.50% senior notes	988,231	987,966	January 31, 2023
5.00% senior notes	1,002,735	1,003,453	February 15, 2024
4.000% senior notes	739,539	739,057	June 1, 2025
4.400% senior notes	494,957	—	February 15, 2026
3.375% senior notes	982,645	—	October 15, 2026
Total American Tower Corporation debt	14,429,613	13,498,902
Other debt, including capital lease obligations	120,042	110,876
Total	18,717,076	17,119,009
Less current portion of long-term obligations	(314,063)	(50,202)
Long-term obligations	$18,403,013	$17,068,807
_______________
(1)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2043.
(2)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2048.

(3)	Maturity date represents anticipated repayment date; final legal maturity is June 15, 2045.

(4)	Maturity date represents anticipated repayment date; final legal maturity is June 15, 2050.

(5)
Secured debt assumed by the Company in connection with its acquisition of MIP Tower Holdings LLC. Maturity date represents anticipated repayment date; final legal maturity is March 15, 2042. During the six months ended June 30, 2016, the Company repaid the $94.1 million outstanding under the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A and released 472 sites in connection with the repayment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)
Secured debt assumed by the Company in connection with its acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017; final legal maturity date is April 15, 2040.

(7)
Debt primarily assumed by the Company in connection with the Viom Acquisition. Maturity dates begin March 31, 2017. In June 2016, the Company refinanced 4.75 billion Indian Rupees (“INR”) of Viom assumed indebtedness with a new short-term committed loan facility with a borrowing capacity of 5.80 billion INR ($85.9 million as of June 30, 2016). Denominated in INR.

(8)	Mandatorily redeemable preference shares issued by Viom. The shares are to be redeemed in equal parts on March 26, 2017 and March 26, 2018.

(9)	Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan is denominated in U.S. Dollars.

(10)	Publicly issued debentures assumed by the Company in connection with its acquisition of BR Towers S.A. Denominated in Brazilian Reais (“BRL”).

(11)	Denominated in Colombian Pesos and amortizes through April 24, 2021.

(12)	Denominated in South African Rand and amortizes through December 17, 2020.

(13)	Denominated in BRL.

(14)	Denominated in INR. This agreement provides that the maturity date may be extended for additional 30-day periods.

Current portion of long-term obligations—The Company’s current portion of long-term obligations includes (i)13.1 billion INR ($194.7 million) of indebtedness primarily assumed by the Company in connection with the Viom Acquisition, including 4.75 billion INR ($70.3 million) outstanding under a short-term committed loan facility which was used to refinance a Viom term loan, (ii) 0.8 billion INR ($12.3 million) related to Viom preference shares, and (iii) $67.4 million outstanding under the Secured Cellular Site Revenue Notes, Series 2010-1 Class C (included in the Unison notes) assumed in connection with the acquisition of Unison.

Viom indebtedness—Amounts outstanding and key terms of the Viom indebtedness consisted of the following as of June 30, 2016 (in millions):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	39,745	$588.6	8.75% - 11.20%	March 31, 2017 - November 30, 2024
Debenture	6,000	$88.9	9.90%	April 28, 2020
Working capital facilities	1,406	$20.8	11.05% - 11.60%	October 23, 2016 - March 18, 2017
The Viom indebtedness includes several term loans, ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. The term loans bear interest at the bank’s Marginal Cost of Funds based Lending Rate or the bank’s base rate, plus spreads ranging from 1.00% to 1.55%. Interest rates on the term loans are fixed until certain annual reset dates. Generally, the term loans can be repaid without penalty on the annual reset dates; earlier repayments require notice to the lenders and are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and 36 months after the initial disbursement of funds.
The debenture is secured by the borrower’s long-term assets, including property and equipment and intangible assets. The debenture bears interest at a base rate plus a spread of 0.6%. The base rate is set in advance for each quarterly coupon period. Should the actual base rate be less than 10.25% or greater than 9.75%, the revised base rate is assumed to be 10.00% for purposes of the reset. Additionally, the spread is subject to reset 36 and 48 months from the issuance date of April 27, 2015. The holders of the debenture must reach a consensus on the revised spread and the borrower must redeem all of the debentures held by holders from whom consensus is not achieved. Additionally, the debenture is required to be redeemed by the borrower if it does not maintain a minimum credit rating.
The Viom indebtedness includes several working capital facilities, most of which are subject to annual renewal, which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that are comprised of base rates plus spreads ranging from 1.60% to 2.30%. Generally, the working capital facilities are payable on demand prior to maturity.
Viom preference shares—As of June 30, 2016, ATC TIPL had 166,666,666 mandatorily redeemable preference shares (the “Preference Shares”) outstanding, which are required to be redeemed in cash. Accordingly, the Company recognized debt of 1.67 billion INR ($24.7 million) related to the Preference Shares outstanding on the consolidated balance sheet.
Unless redeemed earlier, the Preference Shares will be redeemed in two equal installments on March 26, 2017 and March 26, 2018 in an amount equal to ten INR per share along with a redemption premium, as defined in the investment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement, which equates to a compounded return of 13.5% per annum. ATC TIPL, at its option, may redeem the Preference Shares prior to the aforementioned dates, subject to an additional 2% redemption premium.
Senior Notes Offerings
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
3.375% Senior Notes Offering—On May 13, 2016, the Company completed a registered public offering of $1.0 billion aggregate principal amount of 3.375% senior unsecured notes due 2026 (the “3.375% Notes”). The net proceeds from this offering were approximately $981.5 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 3.375% Notes will mature on October 15, 2026 and bear interest at a rate of 3.375% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on May 13, 2016.

The Company may redeem each series of notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 3.300% Notes on or after January 15, 2021, the 4.400% Notes on or after November 15, 2025 or the 3.375% Notes on or after July 15, 2026, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, it may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

The supplemental indentures contain certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company, and its subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Bank Facilities
2013 Credit Facility—During the six months ended June 30, 2016, the Company borrowed an aggregate of $1.2 billion and repaid an aggregate of $2.4 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to fund the Viom Acquisition. On July 15, 2016, the Company borrowed $110.0 million under the 2013 Credit Facility.

2014 Credit Facility—During the six months ended June 30, 2016, the Company borrowed an aggregate of $80.0 million and repaid an aggregate of $220.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Company’s unsecured term loan entered into in October 2013, as amended (the “Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date	Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$72.2	$3.2	June 28, 2019 (3)	1.250%	0.150%
2014 Credit Facility	$1,840.0	$7.4	January 29, 2021 (3)	1.250%	0.150%
Term Loan	$2,000.0	N/A	January 29, 2021	1.250%	N/A
_______________
(1)    LIBOR means the London Interbank Offered Rate.
(2)    Fee on undrawn portion of each credit facility.
(3)    Subject to two optional renewal periods.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value was as follows (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 2	Level 3	Level 2	Level 3
Assets:
Interest rate swap agreements	$751	—	$692	—
Embedded derivative in lease agreement	—	$13,735	—	$14,176
Liabilities:
Acquisition-related contingent consideration	—	$12,225	—	$12,436

During the six months ended June 30, 2016, the Company has made no changes to the methods described in note 11 to the Company’s consolidated financial statements in the 2015 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the six months ended June 30, 2016 and 2015 were not material to the consolidated financial statements.  As of June 30, 2016, the Company estimated the value of all potential acquisition-related contingent consideration required payments to be between zero and $26.3 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Noncontrolling Interests
In connection with the Viom Acquisition, the Company entered into a shareholders’ agreement that provides for put options held by certain noncontrolling shareholders (see note 9). The fair value of the Company’s noncontrolling interests reflected on the consolidated balance sheet are determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs and applies a discount factor.

The fair value of the redeemable noncontrolling interests was $1.1 billion at the date of acquisition and was recorded in
Redeemable noncontrolling interests in the consolidated balance sheet.

See notes 9 and 13 for more information.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three and six months ended June 30, 2016 and 2015, the Company did not record any material asset impairment charges.

There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2016.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2016 and December 31, 2015 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2016 and December 31, 2015, the carrying value of long-term obligations, including the current portion, was $18.7 billion and $17.1 billion, respectively. As of June 30, 2016, the fair value of long-term obligations, including the current portion, was $19.5 billion, of which $11.3 billion was measured using Level 1 inputs and $8.2 billion was measured using Level 2 inputs. As of December 31, 2015, the fair value of long-term obligations, including the current portion, was $17.4 billion, of which $8.7 billion was measured using Level 1 inputs and $8.7 billion was measured using Level 2 inputs.

7.    INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate (“ETR”) for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual ETR is determined. As a REIT, the Company continues to be subject to income taxes on the income of its TRSs and income taxes in foreign jurisdictions where it conducts international operations. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its net operating losses, subject to specified limitations.
The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

As described in note 1, effective January 1, 2016, the Company adopted new guidance on the accounting for share-based payment transactions. As part of this new guidance, excess windfall tax benefits and tax deficiencies related to the Company’s stock option exercises and restricted stock unit vestings are recognized as an income tax benefit or expense in the consolidated statements of operations in the period in which the deduction occurs. Excess windfall tax benefits and tax deficiencies are, therefore, not anticipated when determining the annual ETR and are instead recognized in the interim period in which those items occur.
As of June 30, 2016 and December 31, 2015, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $68.6 million and $28.1 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2016 includes additions to the Company’s existing tax positions of $32.8

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million and $39.3 million, respectively, both of which include $23.8 million of tax positions assumed through acquisition, and foreign currency fluctuations of $0.4 million and $1.2 million, respectively. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2015 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $14.1 million.
The Company recorded penalties and income tax-related interest expense during the three and six months ended June 30, 2016 of $2.2 million and $5.2 million, respectively, and during the three and six months ended June 30, 2015 of $0.6 million and $1.5 million, respectively. As of June 30, 2016 and December 31, 2015, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $25.0 million and $20.2 million, respectively.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of June 30, 2016, the Company had the ability to grant stock-based awards with respect to an aggregate of 9.4 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
The Company recognized stock-based compensation expense of $21.9 million and $50.0 million during the three and six months ended June 30, 2016, respectively, and recognized stock-based compensation expense of $24.0 million and $53.9 million during the three and six months ended June 30, 2015, respectively. The Company capitalized $0.1 million and $0.8 million of stock-based compensation expense as property and equipment during the three and six months ended June 30, 2016, respectively, and capitalized $0.6 million and $1.1 million of stock-based compensation expense as property and equipment during the three and six months ended June 30, 2015, respectively.
Stock Options—The fair value of each option granted during the six months ended June 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The expected life of stock options (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of the Company’s employees. The risk-free interest rate was based on the U.S. Treasury yield with a term that approximated the estimated life in effect at the accounting measurement date. The expected volatility of the underlying stock price was based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend yield was the Company’s best estimate of expected future dividend yield.

Key assumptions used to apply this pricing model during the six months ended June 30, 2016 were as follows:

Range of risk-free interest rate	1.45% - 1.73%
Weighted average risk-free interest rate	1.45%
Range of expected life of stock options	4.5 - 5.2 years
Range of expected volatility of the underlying stock price	20.64% - 21.45%
Weighted average expected volatility of underlying stock price	21.45%
Range of expected annual dividend yield	1.85% - 2.40%
The weighted average grant date fair value per share during the six months ended June 30, 2016 was $14.56. As of June 30, 2016, total unrecognized compensation expense related to unvested stock options was $34.8 million, which is expected to be recognized over a weighted average period of approximately two years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s option activity for the six months ended June 30, 2016 was as follows:

Number of Options
Outstanding as of January 1, 2016	7,680,819
Granted	1,132,596
Exercised	(907,829)
Forfeited	(16,320)
Expired	(500)
Outstanding as of June 30, 2016	7,888,766

Restricted Stock Units—As of June 30, 2016, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $115.6 million and is expected to be recognized over a weighted average period of approximately three years.

Performance-Based Restricted Stock Units—During the six months ended June 30, 2016, the Compensation Committee granted an aggregate of 169,340 PSUs to its executive officers (the “2016 PSUs”) and established the performance metrics for this award. During the six months ended June 30, 2015, the Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers (the “2015 PSUs”) and established the performance metric for this award. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2016 PSUs and for each year in the three-year performance period with respect to the 2015 PSUs and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200% of the target amount. At the end of the three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually vested.

The performance metric related to the 2015 PSUs is tied to year-over-year growth, and actual results for the metric cannot be determined until the end of each respective fiscal year. As a result, as of June 30, 2016, the Company was unable to determine the annual target for the third year of the performance period for this award. Accordingly, an aggregate of 23,377 PSUs was not included in the table below.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2016 was as follows:

	RSUs	PSUs
Outstanding as of January 1, 2016 (1)	1,656,993	33,377
Granted (2)	767,421	192,719
Vested	(635,126)	—
Forfeited	(54,053)	—
Outstanding as of June 30, 2016	1,735,235	226,096
_______________

(1)	PSUs represent the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the first year’s performance period.

(2)
PSUs represent the target number of shares issuable at the end of the three-year performance cycle attributable to the second year’s performance period for the 2015 PSUs and the target number of shares issuable at the end of the three-year performance cycle for the 2016 PSUs.

During the three and six months ended June 30, 2016, the Company recorded $2.4 million and $3.2 million, respectively, in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2016 was $16.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement provides for, among other things, put options held by certain of the Remaining Shareholders, which allow the Remaining Shareholders to sell outstanding shares of ATC TIPL, and call options held by the Company, which allow the Company to buy the nonontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature require classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, and (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Distributions in excess of earnings.

The put options may be exercised, requiring the Company to purchase the Remaining Shareholders’ equity interests, on specified dates beginning April 1, 2018 through March 31, 2021. The price of the put options will be based on the fair market value of the exercising Remaining Shareholder’s interest in the Company’s India operations at the time the option is exercised. Put options held by certain of the Remaining Shareholders are subject to a floor price of 216 INR per share.

The following is a reconciliation of the changes in the Redeemable noncontrolling interests (in thousands):

Balance as of January 1, 2016	$—
Fair value at acquisition	1,097,841
Net income attributable to noncontrolling interests	4,323
Foreign currency translation adjustment attributable to noncontrolling interests	(17,007)
Balance as of June 30, 2016	$1,085,157

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.    EQUITY

Series A Preferred Stock—The Company has 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) outstanding, which were issued in May 2014.

Unless converted or redeemed earlier, each share of the Series A Preferred Stock will automatically convert on May 15, 2017, into between 0.9272 and 1.1591 shares of the Company’s common stock, depending on the applicable market value of the Company’s common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to May 15, 2017, holders of the Series A Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

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

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant its ESPP and upon exercise of stock options granted under its equity incentive plan. During the six months ended June 30, 2016, the Company received an aggregate of $60.4 million in proceeds upon exercises of stock options and ESPP.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions—During the six months ended June 30, 2016, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 3, 2015	January 13, 2016	December 16, 2015	$0.49	$207.7
March 9, 2016	April 28, 2016	April 12, 2016	$0.51	$216.5
June 2, 2016	July 15, 2016	June 17, 2016	$0.53	$225.4

Series A Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$1.3125	$7.9
April 16, 2016	May 16, 2016	May 1, 2016	$1.3125	$7.9

Series B Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$13.75	$18.9
April 16, 2016	May 16, 2016	May 1, 2016	$13.75	$18.9
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $4.8 million. During the six months ended June 30, 2016, the Company paid $2.4 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to American Tower Corporation stockholders	$187,550	$156,056	$462,709	$349,373
Dividends on preferred stock	(26,782)	(26,782)	(53,563)	(36,601)
Net income attributable to American Tower Corporation common stockholders	160,768	129,274	409,146	312,772
Basic weighted average common shares outstanding	424,909	423,154	424,484	414,182
Dilutive securities	4,095	3,779	4,045	4,121
Diluted weighted average common shares outstanding	429,004	426,933	428,529	418,303
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.38	$0.31	$0.96	$0.76
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.37	$0.30	$0.95	$0.75

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock awards	—	—	1	—
Stock options	1,120	1,734	1,974	1,229
Preferred stock	17,444	17,349	17,444	13,364

12.    COMMITMENTS AND CONTINGENCIES
Litigation—The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of Company management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, materially impact the Company’s consolidated financial position, results of operations or liquidity.
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that provides for the lease, sublease or management of 11,286 wireless communications sites commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,370 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s 2013 securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2016, the Company has purchased an aggregate of 60 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $730.5 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for approximately 1,525 towers in a single closing to occur on or before November 30, 2016. The Company has provided notice to the tower owner of its intent to exercise the purchase options

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

related to the remaining towers. As of June 30, 2016, the purchase price per tower was $42,844 payable in cash or, at Verizon Wireless’s or its assignee’s option, as applicable, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $75.7 million as of June 30, 2016.
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
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at June 30, 2016 were as follows (in millions):

Remainder of 2016	$2,424
2017	4,594
2018	4,413
2019	4,149
2020	3,794
Thereafter	12,485
Total	$31,859
Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to a consumer price index or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the leases.
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at June 30, 2016 are as follows (in millions):

Remainder of 2016	$461
2017	889
2018	863
2019	829
2020	790
Thereafter	7,329
Total	$11,161

13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2016 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2016 acquisitions on the Company’s revenues and gross margin for both the three and six months ended June 30, 2016 was approximately $158.0 million and $65.2 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

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

During the three and six months ended June 30, 2016 and 2015, the Company recorded acquisition and merger related expenses and integration costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisition and merger related expenses	$5,735	$5,021	$6,720	$7,987
Integration costs	$3,234	$4,525	$6,505	$6,280

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions described below are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

2016 Acquisitions

Viom Acquisition—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (“ATC Asia”), acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India, from certain Viom shareholders, including the managing shareholder, SREI Infrastructure Finance Limited, several other minority shareholders and Tata Teleservices Limited (collectively, the “Selling Shareholders”), pursuant to its previously announced share purchase agreement. Consideration for the acquisition included 76.4 billion INR in cash ($1.1 billion at the date of acquisition), as well as the assumption of approximately 52.3 billion INR ($0.8 billion at the date of acquisition) of existing debt, which included 1.7 billion INR ($25.1 million at the date of acquisition) of mandatorily redeemable preference shares issued by Viom.
On April 21, 2016, the closing date of the Viom Acquisition, ATC Asia’s Shareholders Agreement with the Remaining Shareholders became effective. The Shareholders Agreement provides that, among other things, the Remaining Shareholders will have certain governance, anti-dilution and contractual rights. The Remaining Shareholders will have put options, and ATC Asia will have a call option, subject to the time periods and conditions outlined in the Shareholders Agreement.

Other Acquisitions—During the six months ended June 30, 2016, the Company acquired a total of 433 communications sites in the United States, Brazil, Germany and Nigeria for an aggregate purchase price of $79.8 million. The purchase prices are subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the purchase price for the fiscal year 2016 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheet as of June 30, 2016.

	Asia	Other
	Viom
Current assets	$283,854	$6,050
Non-current assets	45,962	—
Property and equipment	765,127	24,251
Intangible assets (1):
Customer-related intangible assets	1,364,466	36,314
Network location intangible assets	639,438	8,928
Current liabilities	(180,734)	(55)
Deferred tax liability	(635,529)	—
Other non-current liabilities	(105,458)	(3,833)
Net assets acquired	2,177,126	71,655
Goodwill (2)	856,110	8,104
Fair value of net assets acquired	3,033,236	79,759
Debt assumed	(786,889)	—
Redeemable noncontrolling interests	(1,097,841)	—
Purchase Price (3)	$1,148,506	$79,759
_______________

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)	Primarily results from purchase accounting adjustments which are not deductible for tax purposes.

(3)	Other includes contingent consideration of $0.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2015 Acquisitions

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the applicable acquisition date). During the six months ended June 30, 2016, the Company adopted new guidance on the accounting for measurement-period adjustments related to business combinations. This guidance requires that an acquirer make adjustments to the provisional amounts recognized at acquisition date with a corresponding adjustment to goodwill in the current period. Additionally, the effects on earnings of all measurement-period adjustments are included in current period earnings.

During the six months ended June 30, 2016, post-closing adjustments impacted the following 2015 acquisitions:

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM Celular S.A. (“TIM”) for an initial aggregate purchase price of $644.3 million, which was subsequently reduced by $0.8 million during the six months ended June 30, 2016. On September 30, 2015, the Company acquired an additional 1,125 communications sites from TIM for an initial aggregate purchase price of $130.9 million. On December 16, 2015, the Company acquired an additional 182 communications sites from TIM for an initial aggregate purchase price of $21.7 million. The purchase price for the September and December 2015 TIM acquisitions remain subject to post-closing adjustments. Pursuant to the terms of the agreement, the Company has the ability to purchase the remaining communications sites as they become available through October 2016, a portion of which was acquired during the three months ended June 30, 2016.

The following table summarizes the preliminary and updated allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands).

	Preliminary Allocation	Updated Allocation (1)
	Latin America	Latin America
	TIM	TIM
Current assets	$—	$—
Non-current assets	—	—
Property and equipment	275,630	275,570
Intangible assets (2):
Customer-related intangible assets	361,822	361,048
Network location intangible assets	115,562	115,577
Current liabilities	(3,192)	(3,192)
Deferred tax liability	—	—
Other non-current liabilities	(74,966)	(74,966)
Net assets acquired	674,856	674,037
Goodwill	122,011	122,011
Fair value of net assets acquired	796,867	796,048
Debt assumed	—	—
Purchase Price	$796,867	$796,048
_______________

(1)	The allocation of the purchase price related to the initial 4,176 communications sites acquired from TIM on April 29, 2015 was finalized during the six months ended June 30, 2016.

(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Consolidated Results
The following table presents the unaudited pro forma financial results as if the 2016 acquisitions had occurred on January 1, 2015 and acquisitions completed in 2015 had occurred on January 1, 2014. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma revenues	$1,489,485	$1,447,850	$2,976,772	$2,918,700
Pro forma net income attributable to American Tower Corporation common stockholders	$164,191	$129,154	$408,945	$280,165
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.39	$0.31	$0.96	$0.66
Diluted net income attributable to American Tower Corporation common stockholders	$0.38	$0.30	$0.95	$0.66

Other Signed Acquisitions

Airtel Tanzania—On March 17, 2016, the Company entered into a definitive agreement with Airtel, through its subsidiary company Airtel Tanzania Limited (“Airtel Tanzania”), pursuant to which the Company may acquire approximately 1,350 of Airtel Tanzania’s communications sites in Tanzania, for total consideration of approximately $179.0 million, subject to customary adjustments. Under the agreement, the Company may pay additional consideration to acquire up to approximately 100 additional communications sites currently in development. The closing of this transaction is subject to customary closing conditions and regulatory approval.

14.    BUSINESS SEGMENTS

In 2015, as a result of recent investment activity, including signed acquisitions, the Company reviewed and changed its reportable segments to divide its international segment into three regional segments: (i) Asia property, (ii) Europe, Middle East and Africa (“EMEA”) property and (iii) Latin America property, resulting in five total segments. The change in reportable segments had no impact on the Company’s consolidated and condensed consolidated financial statements for any periods. However, certain expenses previously reflected in segment selling, general, administrative and development expense have been reclassified and are now reflected as Other selling, general, administrative and development expense. Historical financial information included in this Quarterly Report on Form 10-Q has been adjusted to reflect the change in reportable segments.

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of June 30, 2016, consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	EMEA: property operations in Germany, Ghana, Nigeria, South Africa and Uganda; and

•	Latin America: property operations in Brazil, Chile, Colombia, Costa Rica, Mexico and Peru.
The Company has applied the aggregation criteria to operations within the EMEA and Latin America property operating segments on a basis that is consistent with management’s review of information and performance evaluations of these regions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s services segment offers tower-related services in the United States, including site acquisition, zoning and permitting services and structural analysis services, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites. The services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2015 Form 10-K. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Three Months Ended June 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$829,680	$224,611	$134,762	$237,139	$1,426,192	$16,035		$1,442,227
Segment operating expenses (1)	182,376	127,855	58,462	83,486	452,179	6,885		459,064
Interest income, TV Azteca, net	—	—	—	2,748	2,748	—		2,748
Segment gross margin	647,304	96,756	76,300	156,401	976,761	9,150		985,911
Segment selling, general, administrative and development expense (1)	34,721	14,770	16,685	15,031	81,207	3,346		84,553
Segment operating profit	$612,583	$81,986	$59,615	$141,370	$895,554	$5,804		$901,358
Stock-based compensation expense							$21,907	21,907
Other selling, general, administrative and development expense							32,421	32,421
Depreciation, amortization and accretion							397,765	397,765
Other expense (2)							213,291	213,291
Income from continuing operations before income taxes								$235,974
Total assets	$18,949,936	$4,557,692	$2,025,767	$4,929,052	$30,462,447	$62,766	$214,985	$30,740,198
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $21.3 million, respectively.
(2)    Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Three Months Ended June 30, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$802,841	$60,009	$70,408	$220,977	$1,154,235	$20,140		$1,174,375
Segment operating expenses (1)	182,172	31,628	24,198	75,897	313,895	8,075		321,970
Interest income, TV Azteca, net	—	—	—	2,662	2,662	—		2,662
Segment gross margin	620,669	28,381	46,210	147,742	843,002	12,065		855,067
Segment selling, general, administrative and development expense (1)	31,243	4,480	11,952	12,990	60,665	3,439		64,104
Segment operating profit	$589,426	$23,901	$34,258	$134,752	$782,337	$8,626		$790,963
Stock-based compensation expense							$24,045	24,045
Other selling, general, administrative and development expense (2)							28,677	28,677
Depreciation, amortization and accretion							328,356	328,356
Other expense (3)							238,749	238,749
Income from continuing operations before income taxes								$171,136
Total assets (4)	$19,383,596	$748,268	$1,159,978	$4,930,775	$26,222,617	$71,268	$175,840	$26,469,725
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $23.6 million, respectively.

(2)	Includes $0.6 million of expense previously recorded as segment selling, general, administrative and development expense.

(3)	Primarily includes interest expense and loss on retirement of long-term obligations.

(4)	$21.2 million of assets previously recorded within the Asia, EMEA, and Latin America Property segments have been reclassified to the Other segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Six Months Ended June 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$1,681,424	$287,827	$264,402	$460,190	$2,693,843	$37,431		$2,731,274
Segment operating expenses (1)	360,098	160,935	114,121	158,808	793,962	15,889		809,851
Interest income, TV Azteca, net	—	—	—	5,464	5,464	—		5,464
Segment gross margin	1,321,326	126,892	150,281	306,846	1,905,345	21,542		1,926,887
Segment selling, general, administrative and development expense (1)	72,007	21,346	32,837	29,615	155,805	6,262		162,067
Segment operating profit	$1,249,319	$105,546	$117,444	$277,231	$1,749,540	$15,280		$1,764,820
Stock-based compensation expense							$49,986	49,986
Other selling, general, administrative and development expense							62,801	62,801
Depreciation, amortization and accretion							739,399	739,399
Other expense (2)							366,229	366,229
Income from continuing operations before income taxes								$546,405
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.3 million and $48.7 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Six Months Ended June 30, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$1,520,721	$117,136	$146,209	$432,349	$2,216,415	$37,150		$2,253,565
Segment operating expenses (1)	315,204	61,288	52,713	143,515	572,720	13,319		586,039
Interest income, TV Azteca, net	—	—	—	5,258	5,258	—		5,258
Segment gross margin	1,205,517	55,848	93,496	294,092	1,648,953	23,831		1,672,784
Segment selling, general, administrative and development expense (1)	58,065	11,309	20,811	30,252	120,437	6,875		127,312
Segment operating profit	$1,147,452	$44,539	$72,685	$263,840	$1,528,516	$16,956		$1,545,472
Stock-based compensation expense							$53,906	53,906
Other selling, general, administrative and development expense (2)							59,469	59,469
Depreciation, amortization and accretion							591,876	591,876
Other expense (3)							449,721	449,721
Income from continuing operations before income taxes								$390,500
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.1 million and $52.8 million, respectively.
(2)    Includes $2.2 million of expense previously recorded as segment selling, general, administrative and development expense.
(3)    Primarily includes interest expense and loss on retirement of long-term obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to our financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2015 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the six months ended June 30, 2016 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment.

Through our services segment, we offer tower-related services, including site acquisition, zoning and permitting and structural analysis services, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

On April 21, 2016, we acquired a 51% controlling ownership interest in Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor distributed antenna system (“DAS”) networks in India (the “Viom Acquisition”). Subsequent to the closing, Viom was renamed ATC Telecom Infrastructure Private Limited (“ATC TIPL”). The results of operations for ATC TIPL have been included since the date of acquisition.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2016:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	21,864	18,227	342
Asia:
India	57,891	—	239
EMEA:
Germany	2,182	—	—
Ghana	2,128	—	18
Nigeria	4,719	—	—
South Africa	1,969	—	—
Uganda	1,393	—
EMEA total	12,391	—	18
Latin America:
Brazil	16,095	2,268	57
Chile	1,207	—	6
Colombia	3,061	706	1
Costa Rica	484	—	1
Mexico	8,603	199	63
Peru	627	—	—
Latin America total	30,077	3,173	128
_______________

(1)	Approximately 96% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

We operate in five reportable segments: U.S. property, Asia property, EMEA property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 14 to our consolidated and condensed consolidated financial statements included herein).
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

•Growth in tenant billings, including:

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

Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including, but not limited to, the amount and type of tenant equipment on the tower, remaining tower capacity and tower location. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased with relatively modest tower augmentation expenditures.

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the three and six months ended June 30, 2016 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2016, we expect to generate approximately $32 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent negotiations historically has not had a material adverse effect on the revenues generated by our property operations. We define churn as revenue lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given period by dividing our revenue lost on this basis by our prior-year period property segment revenue. During the six months ended June 30, 2016, churn represented approximately 1% of our property operations revenue.

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

•
The deployment of advanced wireless technology across existing wireless networks will provide higher speed data services and further enable fixed broadband substitution. As a result, we expect that our tenants will continue deploying additional equipment across their existing networks.

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

•
Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional sites and equipment to their networks as they seek to optimize their network configuration and utilize additional spectrum.

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

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) and fourth generation (4G) network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices, and, as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which typically requires that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 103,915 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

We have master lease agreements with certain of our tenants that provide for consistent, long-term revenue and reduce the likelihood of churn. Our holistic master lease agreements build and augment strong strategic partnerships with our tenants and have significantly reduced collocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

Property Operations Expenses. Direct operating expenses incurred by our property segments include direct site level expenses and consist primarily of ground rent and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes, repairs and maintenance. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our property segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our sites provides significant incremental cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in our existing markets or expand into new markets. Our profit margin growth is therefore positively impacted by the addition of new tenants to our sites but can be temporarily diluted by our development activities.

Services Segment Revenue Growth. As we continue to focus on growing our property operations, we anticipate that our services revenue will continue to represent a small percentage of our total revenues.

Non-GAAP Financial Measures

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation, amortization and accretion, as adjusted (“Adjusted EBITDA”), Funds From Operations, as defined by the National Association of Real Estate Investment Trusts (“NAREIT FFO”) attributable to American Tower Corporation common stockholders, Consolidated Adjusted Funds From Operations (“Consolidated AFFO”) and AFFO attributable to American Tower Corporation common stockholders.

We define Adjusted EBITDA as Net income before Income (loss) on equity method investments; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense); Depreciation, amortization and accretion; and stock-based compensation expense.

NAREIT FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends on preferred stock, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interests. In this section, we refer to NAREIT FFO attributable to American Tower Corporation common stockholders as “NAREIT FFO (common stockholders)”.

We define Consolidated AFFO as NAREIT FFO (common stockholders) before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the deferred portion of income tax; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) gain (loss) on retirement of long-term obligations; (viii) other operating income (expense); and adjustments for (ix) unconsolidated affiliates and (x) noncontrolling interests, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.

We define AFFO attributable to American Tower Corporation common stockholders as Consolidated AFFO, excluding the impact of noncontrolling interests on both NAREIT FFO (common stockholders) as well as the other adjustments included in the calculation of Consolidated AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders)”.

Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are not intended to replace net income or any other performance measures determined in accordance with GAAP. None of NAREIT FFO (common stockholders), Consolidated AFFO nor AFFO (common stockholders) represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities, as a measure of liquidity or a measure of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for decision making purposes and for evaluating our operating segments’ performance; (2) Adjusted EBITDA is a component underlying our credit ratings; (3) Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) Consolidated AFFO is widely used in the telecommunications real estate sector to adjust NAREIT FFO (common stockholders) for items that may otherwise cause material fluctuations in NAREIT FFO (common stockholders) growth from period to period that would not be representative of the underlying performance of property assets in those periods; (5) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (6) each provides investors with a measure for comparing our results of operations to those of other companies, particularly those in our industry.

Our measurement of Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) to net income, the most directly comparable GAAP measure, have been included below.

Results of Operations
Three and Six Months Ended June 30, 2016 and 2015
(in thousands, except percentages)

Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$829,680	$802,841	3%	$1,681,424	$1,520,721	11%
Asia	224,611	60,009	274	287,827	117,136	146
EMEA	134,762	70,408	91	264,402	146,209	81
Latin America	237,139	220,977	7	460,190	432,349	6
Total property	1,426,192	1,154,235	24	2,693,843	2,216,415	22
Services	16,035	20,140	(20)	37,431	37,150	1
Total revenues	$1,442,227	$1,174,375	23%	$2,731,274	$2,253,565	21%

Three Months Ended June 30, 2016

U.S. property segment revenue growth of $26.8 million, or 3%, was attributable to tenant billings growth of $42.6 million, which was driven by:

•	$32.2 million due to collocations and amendments;

•	$9.0 million from contractual escalations, net of churn;

•	$1.1 million generated from newly acquired or constructed sites; and

•	$0.3 million from other tenant billings.
Segment growth was offset by a decrease in revenue of $15.8 million, primarily due to a $9.8 million impact of straight-line accounting.

Asia property segment revenue growth of $164.6 million, or 274%, was attributable to:

•	Tenant billings growth of $103.2 million, which was driven by:

•	$99.6 million generated from newly acquired or constructed sites, primarily due to the Viom Acquisition;

•	$4.5 million due to collocations and amendments; partially offset by

•	A decrease of $0.6 million resulting from churn in excess of contractual escalations; and

•	A decrease of $0.3 million from other tenant billings;

•	Pass-through revenue growth of $68.9 million, primarily due to the Viom Acquisition; and

•	$4.9 million of other revenue growth, primarily due to the impact of straight-line accounting.
Segment growth was partially offset by a decrease of $12.4 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

EMEA property segment revenue growth of $64.4 million, or 91%, was attributable to:

•	Tenant billings growth of $48.7 million, which was driven by:

•	$37.7 million generated from newly acquired or constructed sites, including sites acquired from Airtel in Nigeria;

•	$5.7 million due to collocations and amendments;

•	$3.9 million from contractual escalations, net of churn; and

•	$1.4 million from other tenant billings;

•	Pass-through revenue growth of $18.9 million; and

•	$1.9 million of other revenue growth, partially offset by a $0.4 million impact of straight-line accounting.

Segment growth was partially offset by a decrease of $4.7 million attributable to the negative impact of foreign currency translation, which included, among others, $4.5 million related to fluctuations in South African Rand (“ZAR”) and $1.6 million related to fluctuations in Ugandan Shilling (“UGX”). The devaluation of the Nigerian Naira did not have a significant impact on revenue for the three months ended June 30, 2016 due to the timing of the change, as well as the fact that a substantial portion of our contracts are denominated in USD.

Latin America property segment revenue growth of $16.2 million, or 7%, was attributable to:

•	Tenant billings growth of $33.4 million, which was driven by:

•	$13.7 million generated from newly acquired or constructed sites;

•	$10.7 million from contractual escalations, net of churn;

•	$8.7 million due to collocations and amendments; and

•	$0.3 million from other tenant billings;

•	Pass-through revenue growth of $18.9 million; and

•
$0.8 million of other revenue growth, primarily due to an $8.9 million increase attributable to the impact of straight-line accounting, partially offset by a $7.0 million reduction in revenue resulting from a judicial reorganization of a tenant in Brazil.

Segment growth was partially offset by a decrease of $36.9 million attributable to the negative impact of foreign currency translation, which included, among others, $17.0 million related to fluctuations in Brazilian Real (“BRL”), $14.8 million related to fluctuations in Mexican Peso (“MXN”) and $3.9 million related to fluctuations in Colombian Peso (“COP”).

The decrease in services segment revenue of $4.1 million, or 20%, was primarily attributable to a decrease in zoning, permitting and site acquisition projects.

Six Months Ended June 30, 2016

U.S. property segment revenue growth of $160.7 million, or 11%, was attributable to:

•	Tenant billings growth of $168.7 million, which was driven by:

•	$89.4 million generated from newly acquired or constructed sites, including sites associated with our transaction with Verizon Communications Inc. (“Verizon”);

•	$61.9 million due to collocations and amendments;

•	$18.7 million from contractual escalations, net of churn; partially offset by

•	A decrease of $1.3 million from other tenant billings; and

•	An increase of $6.0 million in decommissioning revenue.
Segment growth was partially offset by a decrease of $14.0 million, primarily due to the impact of straight-line accounting.

Asia property segment revenue growth of $170.7 million, or 146%, was attributable to:

•	Tenant billings growth of $110.7 million, which was driven by:

•	$102.8 million generated from newly acquired or constructed sites, primarily due to the Viom Acquisition;

•	$9.0 million due to collocations and amendments; partially offset by

•	A decrease of $0.8 million resulting from churn in excess of contractual escalations; and

•	A decrease of $0.3 million from other tenant billings;

•	Pass-through revenue growth of $73.1 million, primarily due to the Viom Acquisition; and
• $4.6 million of other revenue growth, primarily due to the impact of straight-line accounting.
Segment growth was partially offset by a decrease of $17.7 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $118.2 million, or 81%, was attributable to:

•	Tenant billings growth of $96.3 million, which was driven by:

•	$76.2 million generated from newly acquired or constructed sites, including sites acquired from Airtel;

•	$11.4 million due to collocations and amendments;

•	$8.3 million from contractual escalations, net of churn; and

•	$0.4 million from other tenant billings;

•	Pass-through revenue growth of $38.3 million; and

•	$2.3 million of other revenue growth, partially offset by a $0.9 million impact of straight-line accounting.
Segment growth was partially offset by a decrease of $17.8 million attributable to the negative impact of foreign currency translation, which included, among others, $10.6 million related to fluctuations in ZAR, $4.2 million related to fluctuations in UGX and $2.9 million related to fluctuations in Ghanaian Cedi (“GHS”).

Latin America property segment revenue growth of $27.8 million, or 6%, was attributable to:

•	Tenant billings growth of $74.1 million, which was driven by:

•	$33.1 million generated from newly acquired or constructed sites;

•	$21.4 million from contractual escalations, net of churn;

•	$18.5 million due to collocations and amendments; and

•	$1.1 million from other tenant billings;

•	Pass-through revenue growth of $46.9 million; and

•
An increase of $10.0 million in other revenue, primarily due to a $16.0 million impact of straight-line accounting offset in part by a $7.0 million reduction in revenue resulting from a judicial reorganization of a tenant in Brazil.

Segment growth was partially offset by a decrease of $103.2 million attributable to the negative impact of foreign currency translation, which included, among others, $59.0 million related to fluctuations in BRL, $32.1 million related to fluctuations in MXN and $9.7 million related to fluctuations in COP.

Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$647,304	$620,669	4%	$1,321,326	$1,205,517	10%
Asia	96,756	28,381	241	126,892	55,848	127
EMEA	76,300	46,210	65	150,281	93,496	61
Latin America	156,401	147,742	6	306,846	294,092	4
Total property	976,761	843,002	16	1,905,345	1,648,953	16
Services	9,150	12,065	(24)%	21,542	23,831	(10)%

Three Months Ended June 30, 2016

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.2 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $103.2 million. Direct expenses were partially offset by $7.0 million attributable to the impact of foreign currency translation. Direct expense growth was primarily due to sites associated with the Viom Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $35.9 million. Direct expenses were partially offset by $1.6 million attributable to the impact of foreign currency translation. Direct expense growth was primarily due to sites acquired from Airtel.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $20.4 million. Direct expenses were partially offset by $12.9 million attributable to the impact of foreign currency translation. Direct expense growth was primarily due to newly acquired or constructed sites.

•	The decrease in services segment gross margin was primarily due to the decrease in revenue described above.

Six Months Ended June 30, 2016

•
The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $44.9 million. Direct expense growth was primarily due to sites associated with our transaction with Verizon.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $109.4 million. Direct expenses were partially offset by $9.8 million attributable to the impact of foreign currency translation. Direct expense growth was primarily due to sites associated with the Viom Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $68.0 million. Direct expenses were partially offset by $6.6 million attributable to the impact of foreign currency translation. Direct expense growth was primarily due to sites acquired from Airtel.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $51.2 million. Direct expenses were partially offset by $36.1 million attributable to the impact of foreign currency translation. Direct expense growth was primarily due to newly acquired or constructed sites.

•	The decrease in services segment gross margin was attributable to an increase in labor costs associated with work performed by our tower services group, partially offset by the increase in revenue.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$34,721	$31,243	11%	$72,007	$58,065	24%
Asia	14,770	4,480	230	21,346	11,309	89
EMEA	16,685	11,952	40	32,837	20,811	58
Latin America	15,031	12,990	16	29,615	30,252	(2)
Total property	81,207	60,665	34	155,805	120,437	29
Services	3,346	3,439	(3)	6,262	6,875	(9)
Other (1)	53,681	52,234	3	111,482	112,316	(1)
Total selling, general, administrative and development expense	$138,234	$116,338	19%	$273,549	$239,628	14%
_______________

(1)	Certain expenses previously reflected in segment SG&A for the three and six months ended June 30, 2015 have been reclassified and are now reflected as Other SG&A.

Three Months Ended June 30, 2016

•
The increases in each of our property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated with the Viom Acquisition in our Asia property segment and Airtel in our EMEA property segment. The Asia and EMEA property segments’ SG&A increase also included increases in bad debt expense of $1.3 million and $1.1 million, respectively. The increase in our Latin America property segment SG&A was partially offset by the impacts of foreign currency fluctuations.

•	The increase in other SG&A was primarily attributable to an increase in corporate SG&A, partially offset by a decrease in stock-based compensation expense of $2.3 million.

Six Months Ended June 30, 2016

•
The increases in each of our U.S., Asia, and EMEA property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated with the transaction with Verizon in our U.S. property segment, the Viom Acquisition in our Asia property segment and Airtel in our EMEA property segment. The EMEA property segment SG&A increase also included an increase in bad debt expense of $3.4 million and was partially offset by a decrease attributable to the impacts of foreign currency fluctuations. The increases in our Asia property segment SG&A also included an increase in bad debt expense of $1.4 million.

•	The slight decrease in our Latin America property segment was primarily due to the impacts of foreign currency fluctuations, partially offset by increased personnel costs to support our business.

•
The slight decrease in other SG&A for the six months ended June 30, 2016 was due to a decrease in stock-based compensation expense of $4.2 million, partially offset by an increase in corporate SG&A of $3.3 million.

Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$612,583	$589,426	4%	$1,249,319	$1,147,452	9%
Asia	81,986	23,901	243	105,546	44,539	137
EMEA	59,615	34,258	74	117,444	72,685	62
Latin America	141,370	134,752	5	277,231	263,840	5
Total property	895,554	782,337	14	1,749,540	1,528,516	14
Services	5,804	8,626	(33)%	15,280	16,956	(10)%

The growth in operating profit for the three and six months ended June 30, 2016 for each of our U.S., Asia and EMEA property segments, as well as our Latin America property segment for the three months ended June 30, 2016, was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

The growth in operating profit for the six months ended June 30, 2016 in our Latin America property segment was primarily attributable to an increase in our segment gross margin combined with a decrease in our segment SG&A.

The decrease in operating profit for the three and six months ended June 30, 2016 for our services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Depreciation, amortization and accretion	$397,765	$328,356	21%	$739,399	$591,876	25%

The increase in depreciation, amortization and accretion expense was primarily attributable to costs associated with the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Other operating expenses	$13,711	$17,449	(21)%	$22,511	$25,223	(11)%

The decrease in other operating expenses for the three months ended June 30, 2016 was primarily attributable to a net decrease of $3.2 million in losses on sales or disposals of assets and impairments and a net decrease of $0.6 million in integration, acquisition and merger related expenses.

The decrease in other operating expenses for the six months ended June 30, 2016 was primarily attributable to a net decrease of $1.7 million in losses on sales or disposals of assets and impairments and a net decrease of $1.0 million in integration, acquisition and merger related expenses.

Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Other expense	$196,832	$218,638	(10)%	$338,254	$419,240	(19)%

The decrease in other expense during the three and six months ended June 30, 2016 was primarily due to a gain on retirement of long-term obligations of $0.8 million attributable to the repayment of the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A, compared to the three and six months ended June 30, 2015, where we recorded a loss of $74.3 million, as we redeemed the 7.000% senior notes due 2017.

For the three months ended June 30, 2016, the decrease was partially offset by:

•
Incremental interest expense of $32.5 million, due to an increase in our annualized weighted-average cost of borrowing of 17 basis points and a $2.4 billion increase in our average debt outstanding; and

•	Foreign currency losses of $28.1 million in the current period, compared to foreign currency gains of $1.1 million in the prior-year period.

For the six months ended June 30, 2016, the decrease was also attributable to foreign currency losses of $17.5 million in the current period, compared to foreign currency losses of $52.9 million in the prior-year period. The decrease was partially offset by incremental interest expense of $44.5 million due to an increase in our annualized weighted-average cost of borrowing of 11 basis points and a $2.5 billion increase in our average debt outstanding.

Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Income tax provision	$43,510	$13,956	212%	$72,634	$37,828	92%
Effective tax rate	18.4%	8.2%		13.3%	9.7%

As a real estate investment trust for U.S. tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and six months ended June 30, 2016 and 2015 differs from the federal statutory rate.

The increase in the income tax provision for the three and six months ended June 30, 2016 was due to an increase in foreign taxable earnings, largely due to the Viom Acquisition, as well as uncertain tax positions.

Net Income/Adjusted EBITDA and Net Income/NAREIT FFO/ Consolidated AFFO

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Net income	$192,464	$157,180	22%	$473,771	$352,672	34%
Income tax provision	43,510	13,956	212	72,634	37,828	92
Other expense	25,842	2,129	1,114	13,634	56,632	(76)
(Gain) loss on retirement of long-term obligations	(830)	75,068	(101)	(830)	78,793	(101)
Interest expense	181,036	148,507	22	340,916	296,441	15
Interest income	(6,468)	(4,404)	47	(10,002)	(7,368)	36
Other operating expenses	13,711	17,449	(21)	22,511	25,223	(11)
Depreciation, amortization and accretion	397,765	328,356	21	739,399	591,876	25
Stock-based compensation expense	21,907	24,045	(9)	49,986	53,906	(7)
Adjusted EBITDA	$868,937	$762,286	14%	$1,702,019	$1,486,003	15%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Net income	$192,464	$157,180	22%	$473,771	$352,672	34%
Real estate related depreciation, amortization and accretion	360,333	291,183	24	657,846	520,011	27
Losses from sale or disposal of real estate and real estate related impairment charges	5,130	6,775	(24)	9,732	10,456	(7)
Dividends on preferred stock	(26,782)	(26,782)	—	(53,563)	(36,601)	46
Adjustments for unconsolidated affiliates and noncontrolling interests	(22,942)	(5,856)	292	(33,958)	(13,082)	160
NAREIT FFO attributable to American Tower Corporation common stockholders	$508,203	$422,500	20%	$1,053,828	$833,456	26%
Straight-line revenue	(35,236)	(35,541)	(1)	(67,244)	(69,379)	(3)
Straight-line expense	16,476	13,961	18	32,313	22,725	42
Stock-based compensation expense	21,907	24,045	(9)	49,986	53,906	(7)
Deferred portion of income tax	12,465	(1,241)	(1,104)	22,221	7,917	181
Non-real estate related depreciation, amortization and accretion	37,432	37,173	1	81,553	71,865	13
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	4,417	5,297	(17)	11,846	8,900	33
Other expense (1)	25,842	2,129	1,114	13,634	56,632	(76)
(Gain) loss on retirement of long-term obligations	(830)	75,068	(101)	(830)	78,793	(101)
Other operating expenses (2)	8,581	10,674	(20)	12,779	14,767	(13)
Capital improvement capital expenditures	(25,753)	(19,849)	30	(42,477)	(36,633)	16
Corporate capital expenditures	(4,557)	(3,225)	41	(7,224)	(5,537)	30
Adjustments for unconsolidated affiliates and noncontrolling interests	22,942	5,856	292	33,958	13,082	160
Consolidated AFFO	$591,889	$536,847	10%	$1,194,343	$1,050,494	14%
Adjustments for unconsolidated affiliates and noncontrolling interests	(21,434)	(12,591)	70%	(37,124)	(25,661)	45%
AFFO attributable to American Tower Corporation common stockholders	$570,455	$524,256	9%	$1,157,219	$1,024,833	13%
_______________

(1)	Primarily includes realized and unrealized (gains) losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes integration and acquisition-related costs.

Three Months Ended June 30, 2016

The increase in net income was primarily due to an increase in our operating profit and a reduction of $75.9 million in loss on retirement of long-term obligations, partially offset by increases in depreciation, amortization and accretion expense, interest expense and income tax provision.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $24.2 million, excluding the impact of stock-based compensation expense.

Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders growth was primarily attributable to the increase in our operating profit, partially offset by increases in interest and income tax, including adjustments.

Six Months Ended June 30, 2016

The increase in net income was primarily due to an increase in our operating profit, a reduction of $79.6 million in loss on retirement of long-term obligations and a decrease in other expense, partially offset by increases in depreciation, amortization and accretion expense, interest expense and income tax provision.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $38.1 million, excluding the impact of stock-based compensation expense.

Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders growth was primarily attributable to the increase in our operating profit, partially offset by an increase in dividends on preferred stock, and increases in interest and income tax, including adjustments.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2016 the “Liquidity and Capital Resources” section of the 2015 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in thousands):

June 30, 2016
Available under the 2013 Credit Facility	$2,677,797
Available under the 2014 Credit Facility	160,000
Letters of credit	(10,624)
Total available under credit facilities, net	2,827,173
Cash and cash equivalents	410,538
Total liquidity	$3,237,711
Subsequent to June 30, 2016, we borrowed $110.0 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).
Summary cash flow information is set forth below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used for):
Operating activities	$1,311,316	$1,036,460
Investing activities	(1,543,401)	(6,079,440)
Financing activities	330,259	4,990,217
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(8,322)	13,973
Net increase (decrease) in cash and cash equivalents	$89,852	$(38,790)
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
As of June 30, 2016, we had total outstanding indebtedness of $18.8 billion with a current portion of $314.1 million. During the six months ended June 30, 2016, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2016, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of June 30, 2016, we had $294.9 million of cash and cash equivalents held by our foreign subsidiaries, of which $113.0 million was held by our joint ventures and minority interest holders. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the six months ended June 30, 2016 was attributable to an increase in the operating profit of our property segments and a decrease in cash used for working capital items, partially offset by (i) higher cash paid for taxes and (ii) a decrease in distributions of restricted cash.

Cash Flows from Investing Activities

Our significant investing activities during the six months ended June 30, 2016 are highlighted below:

•	We spent approximately $1.1 billion for the Viom Acquisition.

•	We spent $328.2 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$108.1
Ground lease purchases	75.6
Capital improvements and corporate expenditures (2)	49.7
Redevelopment	52.2
Start-up capital projects	42.6
Total capital expenditures	$328.2
_______________

(1)	Includes the construction of 900 communications sites globally.

(2)
Includes $8.7 million of capital lease payments included in Repayments of notes payable, credit facilities and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt, as necessary, consistent with our long-term financial policies. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2016 total capital expenditures, including expected capital expenditures related to ATC TIPL, will be between $700 million and $800 million, as follows (in millions):

Discretionary capital projects (1)	$185	to	$215
Ground lease purchases	140	to	160
Capital improvements and corporate expenditures	125	to	135
Redevelopment	165	to	185
Start-up capital projects	85	to	105
Total capital expenditures	$700	to	$800
_______________
(1)    Includes the construction of approximately 2,500 to 3,000 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2016	2015
Proceeds from issuance (repayments) of senior notes, net	2,237.5	1,492.3
(Repayments of) proceeds from credit facilities, net	(1,292.1)	1,130.0
Distributions paid on common and preferred stock	(480.1)	(360.9)
Proceeds from the issuance of common stock, net	—	2,440.3
Proceeds from the issuance of preferred stock, net	—	1,337.9
Proceeds from term loan	—	500.0
Proceeds from issuance of securitized notes	—	875.0

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

3.375% Senior Notes Offering. On May 13, 2016, we completed a registered public offering of $1.0 billion aggregate principal amount of 3.375% senior unsecured notes due 2026 (the “3.375% Notes”). The net proceeds from this offering were approximately $981.5 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 3.375% Notes will mature on October 15, 2026 and bear interest at a rate of 3.375% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2016. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on May 13, 2016.

We may redeem each series of notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 3.300% Notes on or after January 15, 2021, the 4.400% Notes on or after November 15, 2025 or the 3.375% Notes on or after July 15, 2026, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

The supplemental indentures contain certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, and our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness, if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Bank Facilities

2013 Credit Facility. During the six months ended June 30, 2016, we borrowed an aggregate of $1.2 billion, which included borrowings of 38.0 million Euro ($42.2 million) by one of our Germany subsidiaries, and repaid an aggregate of $2.4 billion of revolving indebtedness under the 2013 Credit Facility. We primarily used the borrowings to fund the Viom Acquisition. We currently have $3.2 of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the six months ended June 30, 2016, we borrowed an aggregate of $80.0 million and repaid an aggregate of $220.0 million of revolving indebtedness under our senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). We currently have $7.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

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
The 2013 Credit Facility and the 2014 Credit Facility are subject to two optional renewal periods. We must pay a quarterly commitment fee on the undrawn portion of the 2013 Credit Facility and the 2014 Credit Facility, ranging from 0.100% to 0.400% per annum, based upon our debt ratings, and is currently 0.150%.
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
Viom indebtedness. Amounts outstanding and key terms of the Viom indebtedness, primarily assumed by us in connection with the Viom Acquisition, consisted of the following as of June 30, 2016 (in millions):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	39,745	$588.6	8.75% - 11.20%	March 31, 2017 - November 30, 2024
Debenture	6,000	$88.9	9.90%	April 28, 2020
Working capital facilities	1,406	$20.8	11.05% - 11.60%	October 23, 2016 - March 18, 2017

The Viom indebtedness includes several term loans, ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. The term loans bear interest at the bank’s Marginal Cost of Funds based Lending Rate or the bank’s base rate, plus spreads ranging from 1.00% to 1.55%. Interest rates on the term loans are fixed until certain annual reset dates. Generally, the term loans can be repaid without penalty on the annual reset dates; earlier repayments require notice to the lenders and are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and 36 months after the initial disbursement of funds. Included in the term loans is a new short-term committed loan facility with a borrowing capacity of 5.80 billion INR ($85.9 million as of June 30, 2016), which was entered into by ATC TIPL in June 2016. We used 4.75 billion INR ($70.3 million as of June 30, 2016) of this new short-term committed loan facility to refinance a Viom term loan.
The debenture is secured by the borrower’s long-term assets, including property and equipment and intangible assets. The debenture bears interest at a base rate plus a spread of 0.6%. The base rate is set in advance for each quarterly coupon period. Should the actual base rate be less than 10.25% or greater than 9.75%, the revised base rate is assumed to be 10.00% for purposes of the reset. Additionally, the spread is subject to reset 36 and 48 months from the issuance date of April 27, 2015. The holders of the debenture must reach a consensus on the revised spread and the borrower must redeem all of the debentures held by holders from whom consensus is not achieved. Additionally, the debenture is required to be redeemed by the borrower if it does not maintain a minimum credit rating.
The Viom indebtedness includes several working capital facilities, most of which are subject to annual renewal, which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that are comprised of base rates plus spreads ranging from 1.60% to 2.30%. Generally, the working capital facilities are payable on demand prior to maturity.
Viom preference shares. As of June 30, 2016, ATC TIPL had 166,666,666 mandatorily redeemable preference shares (the “Preference Shares”) outstanding, which are required to be redeemed in cash. Accordingly, we recognized debt of 1.67 billion INR ($24.7 million) related to the Preference Shares.
Unless redeemed earlier, the Preference Shares will be redeemed in two equal installments on March 26, 2017 and March 26, 2018 in an amount equal to ten INR per share along with a redemption premium, as defined in the investment agreement, which equates to a compounded return of 13.5% per annum. ATC TIPL, at its option, may redeem the Preference Shares prior to the aforementioned dates, subject to an additional 2% redemption premium.
Stock Repurchase Program. In March 2011, our Board of Directors approved a $1.5 billion stock repurchase program, pursuant to which we are authorized to repurchase up to an additional $1.1 billion of our common stock. Since September 2013, we have temporarily suspended repurchases under the program.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the six months ended June 30, 2016, we received an aggregate of $60.4 million in proceeds upon exercises of stock options and ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $2.7 billion to our common stockholders, including the dividend paid in July 2016, primarily subject to taxation as ordinary income.
The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will depend on various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our domestic taxable REIT subsidiaries and other factors that our Board of Directors may deem relevant.

We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A”), with a dividend rate of 5.25%, and 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B”), with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the six months ended June 30, 2016, we paid dividends of $2.625 per share, or $15.8 million, to Series A preferred stockholders of record and $27.50 per share, or $37.8 million, to Series B preferred stockholders of record.
In addition, in July 2016, we declared dividends of $1.3125 per share, or $7.9 million, payable on August 15, 2016 to Series A preferred stockholders of record at the close of business on August 1, 2016 and $13.75 per share, or $18.9 million, payable on August 15, 2016 to Series B preferred stockholders of record at the close of business on August 1, 2016.
During the six months ended June 30, 2016, we paid $1.00 per share, or $424.2 million, to common stockholders of record. In addition, we declared a distribution of $0.53 per share, or $225.4 million, payable to our common stockholders of record at the close of business on June 17, 2016.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $4.8 million. During the six months ended June 30, 2016, we paid $2.4 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Series 2013-1A securities (1)	$500,000	March 15, 2018
Series 2013-2A securities (2)	1,300,000	March 15, 2023
Series 2015-1 notes (3)	350,000	June 15, 2020
Series 2015-2 notes (4)	525,000	June 16, 2025
2012 GTP notes (5)	175,240	March 15, 2019
Unison notes (6)	196,000	Various
Viom indebtedness (7)	698,274	Various
Viom preference shares (8)	24,682	Various
Shareholder loans (9)	154,387	Various
BR Towers debentures (10)	105,191	October 15, 2023
Colombian credit facility (11)	61,725	April 24, 2021
South African facility (12)	50,725	December 17, 2020
Brazil credit facility (13)	31,592	January 15, 2022
Indian working capital facility (14)	5,688	July 31, 2016
Total American Tower subsidiary debt	4,178,504
American Tower Corporation debt:
2013 Credit Facility	72,203	June 28, 2019
Term Loan	2,000,000	January 29, 2021
2014 Credit Facility	1,840,000	January 29, 2021
4.500% senior notes	1,000,000	January 15, 2018
3.40% senior notes	1,000,000	February 15, 2019
7.25% senior notes	300,000	May 15, 2019
2.800% senior notes	750,000	June 1, 2020
5.050% senior notes	700,000	September 1, 2020
3.300% senior notes	750,000	February 15, 2021
3.450% senior notes	650,000	September 15, 2021
5.900% senior notes	500,000	November 1, 2021
4.70% senior notes	700,000	March 15, 2022
3.50% senior notes	1,000,000	January 31, 2023
5.00% senior notes	1,000,000	February 15, 2024
4.000% senior notes	750,000	June 1, 2025
4.400% senior notes	500,000	February 15, 2026
3.375% senior notes	1,000,000	October 15, 2026
Total American Tower Corporation debt	14,512,203
Other debt, including capital lease obligations	121,793
Total obligations	18,812,500
Discounts, premiums and debt issuance costs	(95,424)
Total carrying value of obligations	$18,717,076
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

(5)
Secured debt assumed by us in connection with our acquisition of MIP Tower Holdings LLC. Maturity date represents anticipated repayment date; final legal maturity is March 15, 2042. During the six months ended June 30, 2016, we repaid $94.1 million outstanding under the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A and released 472 sites in connection with the repayment.

(6)
Secured debt assumed by us in connection with our acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. Anticipated repayment dates begin April 15, 2017; final legal maturity date is April 15, 2040.

(7)
Debt primarily assumed by the Company in connection with the Viom Acquisition. Maturity dates begin March 31, 2017. In June 2016, the Company refinanced INR 4.75 billion of Viom assumed indebtedness with a new short-term committed loan facility with a borrowing capacity of INR 5.80 billion ($85.9 million as of June 30, 2016). Denominated in INR.

(8)	Mandatorily redeemable preference shares issued by Viom. The shares are to be redeemed in equal parts on March 26, 2017 and March 26, 2018.

(9)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in U.S. Dollars.

(10)	Publicly issued debentures assumed by us in connection with our acquisition of BR Towers S.A. Denominated in BRL.

(11)	Denominated in COP and amortizes through April 24, 2021.

(12)	Denominated in ZAR and amortizes through December 17, 2020.

(13)	Denominated in BRL.

(14)	Denominated in INR. This agreement provides that the maturity date may be extended for additional 30-day periods.
Additional information regarding our contractual debt obligations is set forth under the caption “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of the 2015 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent those of our material debt agreements with covenants with respect to which our compliance would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of June 30, 2016, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended June 30, 2016 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $2.6	~ $0.4
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $6.5 (4)	~ $2.2 (4)
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our debt levels.
(4)    Effectively, however, the capacity under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.

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

Restrictions Under Agreements Relating to the 2015 Securitization and the 2013 Securitization. The indenture and related supplemental indentures (collectively, the “2015 Indenture”) governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the loan agreement related to the securitization transaction completed in March 2013 (the “2013 Securitization”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) and GTP Acquisition Partners are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of June 30, 2016, $97.6 million held in such reserve accounts was classified as restricted cash.

Certain information with respect to the 2015 Securitization and the 2013 Securitization is set forth below ($ in millions). The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes or the Loan, as applicable, that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2016	DSCR as of June 30, 2016	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$90.7	7.74x	$172.0	$176.0
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$294.9	11.37x	$483.8	$491.0
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of June 30, 2016 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)	Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period”, all excess cash flow and any amounts then in the reserve accounts because the DSCR was equal to or below the Cash Trap DSCR would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,603 communications sites that secure the 2015 Notes or the 5,186 wireless and broadcast towers that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2015 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to satisfy its contractual obligations to us could adversely affect our cash flow and liquidity.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2016. We have made no material changes to the critical accounting policies described in the 2015 Form 10-K.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of June 30, 2016, we have one interest rate swap agreement in Colombia. The interest rate swap agreement has been designated as a cash flow hedge, has a notional amount of $30.9 million, an interest rate of 5.74% and expires in April 2021.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2016 was comprised of $1,840.0 million under the 2014 Credit Facility, $72.2 million under the 2013 Credit Facility, $2,000.0 million under the Term Loan, $50.7 million under the South African facility, $30.9 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $105.2 million under the BR Towers debentures and $31.6 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $4.3 million of interest expense for the six months ended June 30, 2016.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the six months ended June 30, 2016, 37% of our revenues and 42% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2016, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $37.2 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2016 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN TOWER CORPORATION

Date: July 28, 2016	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description of Document

4.1
Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.375% Senior Notes due 2026 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 13, 2016, and incorporated herein by reference)

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