Form 10-Q
period 2016-09-30
AMERICAN TOWER CORP /MA/
filed 2016-10-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2016.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 20, 2016, there were 425,687,843 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$530,358	$320,686
Restricted cash	150,655	142,193
Accounts receivable, net	273,907	227,354
Prepaid and other current assets	415,836	306,235
Total current assets	1,370,756	996,468
PROPERTY AND EQUIPMENT, net	10,452,038	9,866,424
GOODWILL	4,997,224	4,091,805
OTHER INTANGIBLE ASSETS, net	11,557,964	9,837,876
DEFERRED TAX ASSET	197,914	212,041
DEFERRED RENT ASSET	1,265,700	1,166,755
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	813,931	732,903
TOTAL	$30,655,527	$26,904,272
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$105,551	$96,714
Accrued expenses	571,989	516,413
Distributions payable	236,608	210,027
Accrued interest	108,077	115,672
Current portion of long-term obligations	242,992	50,202
Unearned revenue	254,336	211,001
Total current liabilities	1,519,553	1,200,029
LONG-TERM OBLIGATIONS	18,436,144	17,068,807
ASSET RETIREMENT OBLIGATIONS	965,087	856,936
DEFERRED TAX LIABILITY	792,139	106,333
OTHER NON-CURRENT LIABILITIES	1,068,121	959,349
Total liabilities	22,781,044	20,191,454
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,100,202	—
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 shares issued and outstanding, respectively; aggregate liquidation value of $1,375,000	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 428,431,558 and 426,695,279 shares issued; and 425,621,532 and 423,885,253 shares outstanding, respectively	4,284	4,267
Additional paid-in capital	9,817,815	9,690,609
Distributions in excess of earnings	(1,030,663)	(998,535)
Accumulated other comprehensive loss	(1,876,374)	(1,836,996)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)
Total American Tower Corporation equity	6,707,396	6,651,679
Noncontrolling interests	66,885	61,139
Total equity	6,774,281	6,712,818
TOTAL	$30,655,527	$26,904,272
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Property	$1,497,936	$1,212,849	$4,191,779	$3,429,264
Services	16,909	25,061	54,340	62,211
Total operating revenues	1,514,845	1,237,910	4,246,119	3,491,475
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $426, $396, $1,325 and $1,218, respectively)	485,525	356,082	1,280,386	929,624
Services (including stock-based compensation expense of $172, $99, $578 and $336, respectively)	5,712	9,307	22,007	22,863
Depreciation, amortization and accretion	397,999	341,096	1,137,398	932,972
Selling, general, administrative and development expense (including stock-based compensation expense of $19,628, $17,850, $68,309 and $70,697, respectively)	131,537	114,832	405,086	354,460
Other operating expenses	14,998	15,668	37,509	40,891
Total operating expenses	1,035,771	836,985	2,882,386	2,280,810
OPERATING INCOME	479,074	400,925	1,363,733	1,210,665
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $279, $40, $846 and $780, respectively	2,742	2,993	8,206	8,251
Interest income	6,376	4,503	16,378	11,871
Interest expense	(190,160)	(149,787)	(531,076)	(446,228)
Gain (loss) on retirement of long-term obligations	—	—	830	(78,793)
Other expense (including unrealized foreign currency losses of $8,321, $77,864, $3,544 and $107,871, respectively)	(12,260)	(66,659)	(25,894)	(123,291)
Total other expense	(193,302)	(208,950)	(531,556)	(628,190)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	285,772	191,975	832,177	582,475
Income tax provision	(22,037)	(94,235)	(94,671)	(132,063)
NET INCOME	263,735	97,740	737,506	450,412
Net loss (income) attributable to noncontrolling interests	774	5,259	(10,288)	1,960
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	264,509	102,999	727,218	452,372
Dividends on preferred stock	(26,781)	(26,781)	(80,344)	(63,382)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$237,728	$76,218	$646,874	$388,990
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.56	$0.18	$1.52	$0.93
Diluted net income attributable to American Tower Corporation common stockholders	$0.55	$0.18	$1.51	$0.92
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	425,517	423,375	424,831	417,280
DILUTED	429,925	427,227	429,019	421,352
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.55	$0.46	$1.59	$1.32
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$263,735	$97,740	$737,506	$450,412
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of tax benefit of $0, $9, $0 and $18, respectively	(432)	710	(367)	365
Reclassification of unrealized (gains) losses on cash flow hedges to net income, net of tax benefit of $0, $20, $0 and $66, respectively	(108)	158	(173)	2,771
Foreign currency translation adjustments, net of tax (benefit) expense of ($1,495), ($12,863), $5,388 and ($25,275), respectively	(91,608)	(600,798)	(43,282)	(1,077,788)
Other comprehensive loss	(92,148)	(599,930)	(43,822)	(1,074,652)
Comprehensive income (loss)	171,587	(502,190)	693,684	(624,240)
Comprehensive (income) loss attributable to noncontrolling interests	(12,454)	807	(5,844)	37,930
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$159,133	$(501,383)	$687,840	$(586,310)

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$737,506	$450,412
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,137,398	932,972
Stock-based compensation expense	70,212	72,251
(Gain) loss on early retirement of long-term obligations	(830)	78,793
Other non-cash items reflected in statements of operations	120,170	143,412
Decrease in restricted cash	4,126	19,971
Increase in net deferred rent balances	(51,762)	(69,019)
Increase in assets	(8,863)	(106,535)
(Decrease) increase in liabilities	(29,526)	21,358
Cash provided by operating activities	1,978,431	1,543,615
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(475,174)	(518,018)
Payments for acquisitions, net of cash acquired	(1,309,915)	(1,616,205)
Payment for Verizon transaction	(4,748)	(5,058,895)
Proceeds from sale of short-term investments and other non-current assets	4,459	1,002,214
Payments for short-term investments	—	(1,011,320)
Deposits, restricted cash, investments and other	(824)	(2,053)
Cash used for investing activities	(1,786,202)	(7,204,277)
CASH FLOW FROM FINANCING ACTIVITIES
(Repayments of) proceeds from of short-term borrowings, net	(7,337)	8,282
Borrowings under credit facilities	1,529,477	5,727,831
Proceeds from issuance of senior notes, net	3,236,383	1,492,298
Proceeds from term loan	—	500,000
Proceeds from other borrowings	70,806	—
Proceeds from issuance of securities in securitization transaction	—	875,000
Repayments of notes payable, credit facilities, senior notes, term loan and capital leases	(4,116,645)	(6,092,710)
(Distributions to) contributions from noncontrolling interest holders, net	(700)	4,449
Proceeds from stock options and ESPP	76,601	29,324
Distributions paid on common stock	(651,966)	(516,012)
Distributions paid on preferred stock	(80,344)	(57,866)
Proceeds from the issuance of common stock, net	—	2,440,327
Proceeds from the issuance of preferred stock, net	—	1,337,946
Payment for early retirement of long-term obligations	(125)	(86,107)
Deferred financing costs and other financing activities	(29,423)	(30,314)
Cash provided by financing activities	26,727	5,632,448
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(9,284)	2,126
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	209,672	(26,088)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	320,686	313,492
CASH AND CASH EQUIVALENTS, END OF PERIOD	$530,358	$287,404
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $16,219 AND $5,206, RESPECTIVELY)	$71,868	$130,231
CASH PAID FOR INTEREST	$516,382	$472,079
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(36,609)	$(6,703)
Purchases of property and equipment under capital leases	$37,049	$19,870
Settlement of accounts receivable related to acquisitions	$—	$735
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2015	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352
Stock-based compensation related activity	—	—	—	—	904,645	9	—	—	79,878	—	—	—	79,887
Issuance of common stock—stock purchase plan	—	—	—	—	43,940	—	—	—	3,465	—	—	—	3,465
Issuance of common stock	—	—	—	—	25,850,000	259	—	—	2,440,068	—	—	—	2,440,327
Issuance of preferred stock	—	—	1,375,000	14	—	—	—	—	1,337,932	—	—	—	1,337,946
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	377	—	(12)	365
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	2,728	—	43	2,771
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(1,041,787)	—	(36,001)	(1,077,788)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	5,105	5,105
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(656)	(656)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(560,993)	—	(560,993)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(49,991)	—	(49,991)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	452,372	(1,960)	450,412
BALANCE, SEPTEMBER 30, 2015	6,000,000	$60	1,375,000	$14	426,307,336	$4,263	(2,810,026)	$(207,740)	$9,650,129	$(1,832,903)	$(995,932)	$66,311	$6,684,202

BALANCE, JANUARY 1, 2016	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	1,691,546	17	—	—	123,359	—	—	—	123,376
Issuance of common stock—stock purchase plan	—	—	—	—	44,733	—	—	—	3,847	—	—	—	3,847
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(367)	—	—	(367)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(173)	—	—	(173)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(38,838)	—	(2,306)	(41,144)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(747)	(747)
Common stock dividends/distributions declared	—	—	—	—	—	—	—	—	—	—	(679,002)	—	(679,002)
Preferred stock dividends declared	—	—	—	—	—	—					(80,344)	—	(80,344)
Net income	—	—	—	—	—	—	—	—	—	—	727,218	8,752	735,970
BALANCE, SEPTEMBER 30, 2016	6,000,000	$60	1,375,000	$14	428,431,558	$4,284	(2,810,026)	$(207,740)	$9,817,815	$(1,876,374)	$(1,030,663)	$66,885	$6,774,281

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s portfolio primarily consists of towers it owns and towers it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions for in-building and certain outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds property interests that it leases to communications service providers and third-party tower operators.

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

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of September 30, 2016, the Company’s REIT-qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its services segment and indoor DAS networks business.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of September 30, 2016, the Company has a controlling interest in two joint ventures in Ghana and Uganda with MTN Group Limited (“MTN Group”). The joint ventures are controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% interest and a wholly owned subsidiary of MTN Group holds a 49% interest. In addition, the Company holds an approximate 75% controlling interest in a subsidiary of the Company in South Africa and the South African investors hold an approximate 25% noncontrolling interest. The Company also holds a 51% controlling interest in ATC TIPL.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2015 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016.
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

In August 2016, the FASB issued new guidance on certain classifications within the statement of cash flows. The guidance addresses, among other things, how cash receipts and cash payments are presented and classified in the statement of cash flows, including payments for costs related to debt prepayments or extinguishment, as well as payments of contingent consideration after an acquisition. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption within an interim period. The Company is evaluating the impact this standard will have on its financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Prepaid operating ground leases	$129,515	$128,542
Prepaid income tax	109,949	45,056
Unbilled receivables	59,928	34,173
Prepaid assets	54,584	32,892
Value added tax and other consumption tax receivables	24,519	30,239
Other miscellaneous current assets	37,341	35,333
Total	$415,836	$306,235

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Property				Services	Total
	U.S.	Asia (1)	EMEA	Latin America
Balance as of January 1, 2016	$3,379,163	$170,719	$132,570	$407,365	$1,988	$4,091,805
Additions (2)	—	826,735	42,297	5,008	—	874,040
Effect of foreign currency translation	—	(2,890)	(19,703)	53,972	—	31,379
Balance as of September 30, 2016	$3,379,163	$994,564	$155,164	$466,345	$1,988	$4,997,224
_______________

(1)	Includes approximately $826.7 million of goodwill assumed in the Viom Acquisition (see note 13).

(2)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2016			As of December 31, 2015
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,626,477	$(1,229,177)	$3,397,300	$3,980,281	$(1,052,393)	$2,927,888
Acquired customer-related intangibles	15-20	10,242,624	(2,115,242)	8,127,382	8,640,554	(1,763,853)	6,876,701
Acquired licenses and other intangibles	3-20	28,332	(4,283)	24,049	28,293	(5,486)	22,807
Economic Rights, TV Azteca	70	19,376	(10,143)	9,233	21,688	(11,208)	10,480
Total other intangible assets		$14,916,809	$(3,358,845)	$11,557,964	$12,670,816	$(2,832,940)	$9,837,876
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
The Company amortizes its acquired network location intangibles and customer-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2016, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2015 Form 10-K, was 16 years. Amortization of intangible assets for the three and nine months ended September 30, 2016 was $183.9 million and $521.0 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2015 was $154.4 million and $412.5 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
Remainder of 2016	$179.6
2017	716.2
2018	714.0
2019	711.1
2020	692.3
2021	682.8

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015
Accrued property and real estate taxes	$114,839	$75,827
Payroll and related withholdings	63,848	62,334
Accrued rent	52,926	54,732
Accrued construction costs	19,517	19,857
Accrued income tax payable	2,480	11,704
Other accrued expenses	318,379	291,959
Total	$571,989	$516,413

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums and debt issuance costs, consisted of the following (in thousands):

	As of
	September 30, 2016	December 31, 2015	Maturity Date
Series 2013-1A securities (1)	$498,351	$497,478	March 15, 2018
Series 2013-2A securities (2)	1,289,872	1,288,689	March 15, 2023
Series 2015-1 notes (3)	346,897	346,262	June 15, 2020
Series 2015-2 notes (4)	519,271	518,776	June 16, 2025
2012 GTP notes (5)	180,846	281,902	March 15, 2019
Unison notes (6)	200,616	201,930	Various
Viom indebtedness (7)	593,491	—	Various
Viom preference shares (8)	25,021	—	Various
Shareholder loans (9)	151,723	145,540	Various
BR Towers debentures (10)	103,194	85,219	October 15, 2023
Colombian credit facility (11)	60,131	59,640	April 24, 2021
South African facility (12)	50,911	53,175	December 17, 2020
Brazil credit facility (13)	38,900	21,868	January 15, 2022
Indian working capital facility (14)	662	8,752	October 31, 2016
Total American Tower subsidiary debt	4,059,886	3,509,231

2013 Credit Facility	137,692	1,225,000	June 28, 2019
Term Loan	994,553	1,993,601	January 29, 2021
2014 Credit Facility	1,840,000	1,980,000	January 29, 2021
4.500% senior notes	998,357	997,693	January 15, 2018
3.40% senior notes	999,661	999,769	February 15, 2019
7.25% senior notes	296,665	296,242	May 15, 2019
2.800% senior notes	744,557	743,557	June 1, 2020
5.050% senior notes	697,165	697,216	September 1, 2020
3.300% senior notes	744,465	—	February 15, 2021
3.450% senior notes	643,529	642,786	September 15, 2021
5.900% senior notes	497,203	497,188	November 1, 2021
2.250% senior notes	594,903	—	January 15, 2022
4.70% senior notes	695,821	695,374	March 15, 2022
3.50% senior notes	988,820	987,966	January 31, 2023
5.00% senior notes	1,002,816	1,003,453	February 15, 2024
4.000% senior notes	739,717	739,057	June 1, 2025
4.400% senior notes	495,102	—	February 15, 2026
3.375% senior notes	983,007	—	October 15, 2026
3.125% senior notes	396,702	—	January 15, 2027
Total American Tower Corporation debt	14,490,735	13,498,902
Other debt, including capital lease obligations	128,515	110,876
Total	18,679,136	17,119,009
Less current portion of long-term obligations	(242,992)	(50,202)
Long-term obligations	$18,436,144	$17,068,807
_______________
(1)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2043.
(2)    Maturity date represents anticipated repayment date; final legal maturity is March 15, 2048.

(3)	Maturity date represents anticipated repayment date; final legal maturity is June 15, 2045.

(4)	Maturity date represents anticipated repayment date; final legal maturity is June 15, 2050.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)
Secured debt assumed by the Company in connection with its acquisition of MIP Tower Holdings LLC. Maturity date represents anticipated repayment date; final legal maturity is March 15, 2042. During the nine months ended September 30, 2016, the Company repaid the $94.1 million outstanding under the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A and released 472 sites in connection with this repayment.

(6)
Secured debt assumed by the Company in connection with its acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C (together, “Unison”). In October 2016, the Company repaid the $67.0 million outstanding under the Secured Cellular Site Revenue Notes, Series 2010-1, Class C. The anticipated repayment date for the remaining series is April 15, 2020; final legal maturity date is April 15, 2040.

(7)
Debt primarily assumed by the Company in connection with the Viom Acquisition. Maturity dates begin March 31, 2017. Denominated in Indian Rupees (“INR”). In October 2016, ATC TIPL refinanced 3.6 billion INR ($53.5 million as of September 30, 2016) of Viom assumed indebtedness with borrowings under a new short-term committed loan facility with a borrowing capacity of 5.8 billion INR ($87.1 million as of September 30, 2016) and repaid an additional 1.4 billion INR ($21.0 million as of September 30, 2016) of Viom assumed indebtedness with cash on hand.

(8)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt, assumed by the Company in connection with the Viom Acquisition. The shares are to be redeemed in equal parts on March 26, 2017 and March 26, 2018.

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

Current portion of long-term obligations—The Company’s current portion of long-term obligations includes (i) 7.2 billion INR ($108.4 million) of indebtedness primarily assumed by the Company in connection with the Viom Acquisition, (ii) 0.8 billion INR ($12.5 million) related to Preference Shares and (iii) $67.4 million outstanding under the Secured Cellular Site Revenue Notes, Series 2010-1, Class C (included in the Unison notes) assumed in connection with the acquisition of Unison.

Viom indebtedness—Amounts outstanding and key terms of the Viom indebtedness consisted of the following as of September 30, 2016 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	33,533	$503.4	10.50% - 11.20%	March 31, 2017 - November 30, 2024
Debenture	6,000	$90.1	9.90%	April 28, 2020
Working capital facilities	—	—	9.85% - 11.80%	October 23, 2016 - March 18, 2017
The Viom indebtedness includes several term loans, ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate or base rate, plus a spread. Interest rates on the term loans are fixed until certain annual reset dates. Generally, the term loans can be repaid without penalty on the annual reset dates; earlier repayments require notice to the lenders and are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and 36 months after the initial disbursement of funds.
The debenture is secured by the borrower’s long-term assets, including property and equipment and intangible assets. The debenture bears interest at a base rate plus a spread of 0.6%. The base rate is set in advance for each quarterly coupon period. Should the actual base rate be between 9.75% and 10.25%, the revised base rate is assumed to be 10.00% for purposes of the reset. Additionally, the spread is subject to reset 36 and 48 months from the issuance date of April 27, 2015. The holders of the debenture must reach a consensus on the revised spread and the borrower must redeem all of the debentures held by holders from whom consensus is not achieved. Additionally, the debenture is required to be redeemed by the borrower if it does not maintain a minimum credit rating.
The Viom indebtedness includes several working capital facilities, most of which are subject to annual renewal, which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that are comprised of base rates plus spreads. Generally, the working capital facilities are payable on demand prior to maturity.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Viom preference shares—As of September 30, 2016, ATC TIPL had 166,666,666 Preference Shares outstanding, which are required to be redeemed in cash. Accordingly, the Company recognized debt of 1.67 billion INR ($25.0 million) related to the Preference Shares outstanding on the consolidated balance sheet.
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
Senior Notes Offerings
3.300% Senior Notes and 4.400% Senior Notes Offering—On January 12, 2016, the Company completed a registered public offering of $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of 4.400% senior unsecured notes due 2026 (the “4.400% Notes”). The net proceeds from this offering were approximately $1,237.2 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), and for general corporate purposes.

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

2.250% Senior Notes and 3.125% Senior Notes Offering—On September 30, 2016, the Company completed a registered public offering of $600.0 million aggregate principal amount of 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) and $400.0 million aggregate principal amount of 3.125% senior unsecured notes due 2027 (the “3.125% Notes”). The net proceeds from this offering were approximately $990.6 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the Company’s unsecured term loan entered into in October 2013, as amended (the “Term Loan”).

The 2.250% Notes will mature on January 15, 2022 and bear interest at a rate of 2.250% per annum. The 3.125% Notes will mature on January 15, 2027 and bear interest at a rate of 3.125% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2017. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on September 30, 2016. The Company entered into interest rate swaps, which were designated as fair value hedges at inception, to hedge against changes in fair value of the debt under the 2.250% Notes resulting from changes in interest rates. As of September 30, 2016, the interest rate on the 2.250% Notes, after giving effect to the interest rate swap agreements, was 1.75%.

The Company may redeem each series of notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 3.300% Notes on or after January 15, 2021, the 4.400% Notes on or after November 15, 2025, the 3.375% Notes on or after July 15, 2026 or the 3.125% Notes on or after October 15, 2026, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

decline, each as defined in the applicable supplemental indenture, it may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

The supplemental indentures contain certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company, and its subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Bank Facilities
2013 Credit Facility—During the nine months ended September 30, 2016, the Company borrowed an aggregate of $1.4 billion and repaid an aggregate of $2.5 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to fund the Viom Acquisition.

2014 Credit Facility—During the nine months ended September 30, 2016, the Company borrowed an aggregate of $80.0 million and repaid an aggregate of $220.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). On October 17, 2016, the Company borrowed an additional $140.0 million under the 2014 Credit Facility.

Term Loan—During the nine months ended September 30, 2016, the Company repaid $1.0 billion of indebtedness under the Term Loan.

As of September 30, 2016, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date	Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$137.7	$3.2	June 28, 2019 (3)	1.250%	0.150%
2014 Credit Facility	$1,840.0	$7.4	January 29, 2021 (3)	1.250%	0.150%
Term Loan	$1,000.0	$—	January 29, 2021	1.250%	N/A
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Fair Value Measurements Using		Fair Value Measurements Using
	Level 2	Level 3	Level 2	Level 3
Assets:
Interest rate swap agreements	$212	—	$692	—
Embedded derivative in lease agreement	—	$13,513	—	$14,176
Liabilities:
Acquisition-related contingent consideration	—	$21,575	—	$12,436

On September 30, 2016, the Company entered into interest rate swap agreements with an aggregate notional value of $600.0 million related to the 2.250% Notes. The interest rate swap agreements require the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 2.250% through January 15, 2022.

During the nine months ended September 30, 2016, the Company has made no changes to the methods described in note 11 to the Company’s consolidated financial statements in the 2015 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the nine months ended September 30, 2016 and 2015 were not material to the consolidated financial statements.  As of September 30, 2016, the Company estimated the value of all potential acquisition-related contingent consideration required payments to be between zero and $47.7 million, which includes $22.2 million related to an acquisition in South Africa that occurred during the three months ended September 30, 2016.

Redeemable Noncontrolling Interests
In connection with the Viom Acquisition, the Company entered into a shareholders’ agreement that provides for put options held by certain noncontrolling shareholders. The fair value of the Company’s noncontrolling interests reflected on the consolidated balance sheet are determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs and applies a discount factor.

The fair value of the redeemable noncontrolling interests was $1.1 billion at the date of acquisition and was recorded in
Redeemable noncontrolling interests in the consolidated balance sheet.

See notes 9 and 13 for more information.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three and nine months ended September 30, 2016 and 2015, the Company did not record any material asset impairment charges.

There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016 and 2015.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2016 and December 31, 2015 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2016 and December 31, 2015, the carrying value of long-term obligations, including the current portion, was $18.7 billion and $17.1 billion, respectively. As of September 30, 2016,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the fair value of long-term obligations, including the current portion, was $19.5 billion, of which $12.3 billion was measured using Level 1 inputs and $7.2 billion was measured using Level 2 inputs. As of December 31, 2015, the fair value of long-term obligations, including the current portion, was $17.4 billion, of which $8.7 billion was measured using Level 1 inputs and $8.7 billion was measured using Level 2 inputs.

7.    INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate (“ETR”) for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual ETR is determined. As a REIT, the Company continues to be subject to income taxes on the income of its TRSs and income taxes in foreign jurisdictions where it conducts operations. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its net operating losses, subject to specified limitations.
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
As of September 30, 2016 and December 31, 2015, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $74.7 million and $28.1 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2016 includes additions to the Company’s existing tax positions of $8.4 million and $47.7 million (including $23.8 million assumed through acquisition), respectively, and reductions due to the expiration of the statute of limitations in certain jurisdictions of $1.8 million during each of the three and nine months ended September 30, 2016. The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2015 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $12.4 million.
The Company recorded penalties and income tax-related interest expense during the three and nine months ended September 30, 2016 of $1.8 million and $7.0 million, respectively, and during the three and nine months ended September 30, 2015 of $0.7 million and $2.3 million, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the three and nine months ended September 30, 2016 by $1.6 million and during the three and nine months ended September 30, 2015 by $3.1 million. As of September 30, 2016 and December 31, 2015, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $24.5 million and $20.2 million, respectively.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2016, the Company had the ability to grant stock-based awards with respect to an aggregate of 9.5 million shares of common stock

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2016 and 2015, the Company recorded and capitalized the following stock-based compensation expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation expense	$20,226	$18,345	$70,212	$72,251
Stock-based compensation expense capitalized as property and equipment	$353	$495	$1,115	$1,554
Stock Options—The fair value of each option granted during the nine months ended September 30, 2016 was estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted in the table below. The expected life of stock options (estimated period of time outstanding) was estimated using the vesting term and historical exercise behavior of the Company’s employees. The risk-free interest rate was based on the U.S. Treasury yield with a term that approximated the estimated life in effect at the accounting measurement date. The expected volatility of the underlying stock price was based on historical volatility for a period equal to the expected life of the stock options. The expected annual dividend yield was the Company’s best estimate of expected future dividend yield.

Key assumptions used to apply this pricing model during the nine months ended September 30, 2016 were as follows:

Range of risk-free interest rate	1.00% - 1.73%
Weighted average risk-free interest rate	1.45%
Range of expected life of stock options	4.5 - 5.2 years
Range of expected volatility of the underlying stock price	20.64% - 21.45%
Weighted average expected volatility of underlying stock price	21.45%
Range of expected annual dividend yield	1.85% - 2.40%
The weighted average grant date fair value per share during the nine months ended September 30, 2016 was $14.57. As of September 30, 2016, total unrecognized compensation expense related to unvested stock options was $30.1 million, which is expected to be recognized over a weighted average period of approximately two years.
The Company’s option activity for the nine months ended September 30, 2016 was as follows:

Number of Options
Outstanding as of January 1, 2016	7,680,819
Granted	1,140,366
Exercised	(1,263,309)
Forfeited	(16,320)
Expired	(800)
Outstanding as of September 30, 2016	7,540,756

Restricted Stock Units—As of September 30, 2016, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $100.6 million and is expected to be recognized over a weighted average period of approximately two years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Restricted Stock Units—During the nine months ended September 30, 2016, the Company’s Compensation Committee granted an aggregate of 169,340 PSUs to its executive officers (the “2016 PSUs”) and established the performance metrics for this award. During the nine months ended September 30, 2015, the Company’s Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers (the “2015 PSUs”) and established the performance metric for this award. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2016 PSUs and for each year in the three-year performance period with respect to the 2015 PSUs and will be used to calculate the number of shares that will be issuable when the award vests, which may range from zero to 200% of the target amount. At the end of the three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually vested.

The performance metric related to the 2015 PSUs is tied to year-over-year growth, and actual results for the metric cannot be determined until the end of each respective fiscal year. As a result, as of September 30, 2016, the Company was unable to determine the annual target for the third year of the performance period for this award. Accordingly, an aggregate of 23,377 PSUs was not included in the table below.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2016 was as follows:

	RSUs	PSUs
Outstanding as of January 1, 2016 (1)	1,656,993	33,377
Granted (2)	774,739	192,719
Vested	(641,810)	—
Forfeited	(84,461)	—
Outstanding as of September 30, 2016	1,705,461	226,096
_______________

(1)	PSUs represent the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the first year’s performance period.

(2)
PSUs represent the target number of shares issuable at the end of the three-year performance cycle attributable to the second year’s performance period for the 2015 PSUs and the target number of shares issuable at the end of the three-year performance cycle for the 2016 PSUs.

During the three and nine months ended September 30, 2016, the Company recorded $2.3 million and $5.5 million, respectively, in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2016 was $14.2 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement provides for, among other things, put options held by certain of the Remaining Shareholders, which allow the Remaining Shareholders to sell outstanding shares of ATC TIPL, and call options held by the Company, which allow the Company to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature require classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, and (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Distributions in excess of earnings.

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

The following is a reconciliation of the changes in the Redeemable noncontrolling interests (in thousands):

Balance as of January 1, 2016	$—
Fair value at acquisition	1,100,804
Net income attributable to noncontrolling interests	1,536
Foreign currency translation adjustment attributable to noncontrolling interests	(2,138)
Balance as of September 30, 2016	$1,100,202

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

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to its ESPP and upon exercise of stock options granted under its equity incentive plan. During the nine months ended September 30, 2016, the Company received an aggregate of $76.6 million in proceeds upon exercises of stock options and from the ESPP.

Distributions—During the nine months ended September 30, 2016, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 3, 2015	January 13, 2016	December 16, 2015	$0.49	$207.7
March 9, 2016	April 28, 2016	April 12, 2016	$0.51	$216.5
June 2, 2016	July 15, 2016	June 17, 2016	$0.53	$225.4
September 16, 2016	October 17, 2016	September 30, 2016	$0.55	$234.1

Series A Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$1.3125	$7.9
April 16, 2016	May 16, 2016	May 1, 2016	$1.3125	$7.9
July 22, 2016	August 15, 2016	August 1, 2016	$1.3125	$7.9

Series B Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$13.75	$18.9
April 16, 2016	May 16, 2016	May 1, 2016	$13.75	$18.9
July 22, 2016	August 15, 2016	August 1, 2016	$13.75	$18.9
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $5.8 million. During the nine months ended September 30, 2016, the Company paid $2.4 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to American Tower Corporation stockholders	$264,509	$102,999	$727,218	$452,372
Dividends on preferred stock	(26,781)	(26,781)	(80,344)	(63,382)
Net income attributable to American Tower Corporation common stockholders	237,728	76,218	646,874	388,990
Basic weighted average common shares outstanding	425,517	423,375	424,831	417,280
Dilutive securities	4,408	3,852	4,188	4,072
Diluted weighted average common shares outstanding	429,925	427,227	429,019	421,352
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.56	$0.18	$1.52	$0.93
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.55	$0.18	$1.51	$0.92

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock awards	—	—	2	—
Stock options	8	1,996	1,619	1,472
Preferred stock	17,473	17,368	17,473	14,724

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,370 towers commencing between

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 2000 and August 2004. Substantially all of the towers are part of the Company’s 2013 securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2016, the Company has purchased an aggregate of 60 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $748.3 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate or the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for approximately 1,525 towers in a single closing to occur on or before November 30, 2016. The Company has provided notice to the tower owner of its intent to exercise the purchase options related to the remaining towers. As of September 30, 2016, the purchase price per tower was $42,844 payable in cash or, at Verizon Wireless’s or its assignee’s option, as applicable, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $75.7 million as of September 30, 2016.
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
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at September 30, 2016 were as follows (in millions):

Remainder of 2016	$1,271
2017	4,710
2018	4,543
2019	4,269
2020	3,916
Thereafter	13,825
Total	$32,534
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at September 30, 2016 are as follows (in millions):

Remainder of 2016	$244
2017	912
2018	886
2019	854
2020	815
Thereafter	7,370
Total	$11,081

13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2016 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2016 acquisitions on the Company’s revenues and gross margin for the three months ended September 30, 2016 was approximately $208.1 million and $87.9 million, respectively, and the estimated aggregate impact for the nine months ended September 30, 2016 was approximately $366.1 million and $153.1 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

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

During the three and nine months ended September 30, 2016 and 2015, the Company recorded acquisition and merger related expenses and integration costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisition and merger related expenses	$1,124	$8,587	$7,844	$16,574
Integration costs	$1,846	$5,938	$8,351	$12,218

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions described below are accounted for as business combinations and are consistent with the Company’s strategy to expand in selected geographic areas.

2016 Acquisitions

Viom Acquisition—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (“ATC Asia”), acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates over 42,000 wireless communications towers and 200 indoor DAS networks in India, from certain Viom shareholders, including the managing shareholder, SREI Infrastructure Finance Limited, several other minority shareholders and Tata Teleservices Limited, pursuant to its previously announced share purchase agreement. Consideration for the acquisition included 76.4 billion INR in cash ($1.1 billion at the date of acquisition), as well as the assumption of approximately 52.3 billion INR ($0.8 billion at the date of acquisition) of existing debt, which included 1.7 billion INR ($25.1 million at the date of acquisition) of mandatorily redeemable preference shares issued by Viom.
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

Other Acquisitions—During the nine months ended September 30, 2016, the Company acquired a total of 784 communications sites in the United States, Brazil, Germany, Nigeria and South Africa for an aggregate purchase price of $185.6 million (including contingent consideration of $8.7 million). Of the total purchase price, $2.1 million is reflected in Accounts payable in the condensed consolidated balance sheet as of September 30, 2016. The purchase prices of certain transactions are subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the purchase price for the fiscal year 2016 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheet as of September 30, 2016.

	Asia	Other
	Viom
Current assets	$281,888	$12,619
Non-current assets	37,737	145
Property and equipment	707,560	46,026
Intangible assets (1):
Customer-related intangible assets	1,435,164	86,779
Network location intangible assets	691,484	21,258
Current liabilities	(181,101)	(7,701)
Deferred tax liability	(657,810)	(14,290)
Other non-current liabilities	(105,458)	(6,477)
Net assets acquired	2,209,464	138,359
Goodwill (2)	826,735	47,200
Fair value of net assets acquired	3,036,199	185,559
Debt assumed	(786,889)	—
Redeemable noncontrolling interests	(1,100,804)	—
Purchase Price	$1,148,506	$185,559
_______________

(1)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes in any foreign jurisdiction.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2015 Acquisitions

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the applicable acquisition date). During the nine months ended September 30, 2016, the Company adopted new guidance on the accounting for measurement-period adjustments related to business combinations. This guidance requires that an acquirer make adjustments to the provisional amounts recognized at acquisition date with a corresponding adjustment to goodwill in the current period. Additionally, the effects on earnings of all measurement-period adjustments are included in current period earnings.

During the nine months ended September 30, 2016, post-closing adjustments impacted the following 2015 acquisitions:

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM Celular S.A. (“TIM”) for an initial aggregate purchase price of $644.3 million, which was subsequently reduced by $0.8 million during the nine months ended September 30, 2016. On September 30, 2015, the Company acquired an additional 1,125 communications sites from TIM for an initial aggregate purchase price of $130.9 million. On December 16, 2015, the Company acquired an additional 182 communications sites from TIM for an initial aggregate purchase price of $21.7 million. The purchase price for the December 2015 TIM acquisition remains subject to post-closing adjustments. Pursuant to the terms of the agreement, the Company has the ability to purchase the remaining communications sites as they become available through October 2016, a portion of which was acquired during the nine months ended September 30, 2016.

Other—The initial aggregate purchase price of other 2015 acquisitions was subsequently reduced by $0.2 million during the nine months ended September 30, 2016.

The following table summarizes the preliminary and updated allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands).

	Preliminary Allocation		Updated Allocation
	Latin America	Other	Latin America	Other
	TIM		TIM (1)
Current assets	$—	$1,113	$—	$1,113
Non-current assets	—	995	—	995
Property and equipment	275,630	42,716	274,530	42,716
Intangible assets (2):
Customer-related intangible assets	361,822	63,001	361,765	62,832
Network location intangible assets	115,562	37,691	115,795	37,691
Current liabilities	(3,192)	(624)	(3,192)	(624)
Deferred tax liability	—	—	—	—
Other non-current liabilities	(74,966)	(4,028)	(74,966)	(4,028)
Net assets acquired	674,856	140,864	673,932	140,695
Goodwill	122,011	24,011	122,116	24,011
Fair value of net assets acquired	796,867	164,875	796,048	164,706
Debt assumed	—	—	—	—
Purchase Price	$796,867	$164,875	$796,048	$164,706
_______________

(1)	The allocation of the purchase price related to the 5,301 communications sites acquired from TIM on April 29, 2015 and September 30, 2015 was finalized during the nine months ended September 30, 2016.

(2)	Customer-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma revenues	$1,517,197	$1,449,460	$4,498,458	$4,372,304
Pro forma net income attributable to American Tower Corporation common stockholders	$238,364	$72,885	$643,780	$346,097
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.56	$0.17	$1.52	$0.82
Diluted net income attributable to American Tower Corporation common stockholders	$0.55	$0.17	$1.50	$0.81

Other Signed Acquisitions

Airtel Tanzania—On March 17, 2016, the Company entered into a definitive agreement with Airtel, through its subsidiary company Airtel Tanzania Limited (“Airtel Tanzania”), pursuant to which the Company may acquire approximately 1,350 of Airtel Tanzania’s communications sites in Tanzania, for total consideration of approximately $179.0 million, subject to customary adjustments. Under the definitive agreement, the Company may pay additional consideration to acquire up to approximately 100 additional communications sites currently in development. The closing of this transaction is subject to customary closing conditions. In light of recent legislation in Tanzania, the Company is negotiating potential adjustments to the definitive agreement in the event a waiver of such legislation is not obtained.

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

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of September 30, 2016, consisted of the following:

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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes, as the amounts are not utilized in assessing each segment’s performance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$837,002	$269,907	$130,664	$260,363	$1,497,936	$16,909		$1,514,845
Segment operating expenses (1)	188,777	154,139	53,787	88,396	485,099	5,540		490,639
Interest income, TV Azteca, net	—	—	—	2,742	2,742	—		2,742
Segment gross margin	648,225	115,768	76,877	174,709	1,015,579	11,369		1,026,948
Segment selling, general, administrative and development expense (1)	35,526	15,030	12,958	15,454	78,968	2,726		81,694
Segment operating profit	$612,699	$100,738	$63,919	$159,255	$936,611	$8,643		$945,254
Stock-based compensation expense							$20,226	20,226
Other selling, general, administrative and development expense							30,215	30,215
Depreciation, amortization and accretion							397,999	397,999
Other expense (2)							211,042	211,042
Income from continuing operations before income taxes								$285,772
Total assets	$18,837,629	$4,612,766	$2,120,592	$4,885,066	$30,456,053	$60,810	$138,664	$30,655,527
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $19.6 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$807,978	$61,563	$124,545	$218,763	$1,212,849	$25,061		$1,237,910
Segment operating expenses (1)	187,368	32,629	57,492	78,197	355,686	9,208		364,894
Interest income, TV Azteca, net	—	—	—	2,993	2,993	—		2,993
Segment gross margin	620,610	28,934	67,053	143,559	860,156	15,853		876,009
Segment selling, general, administrative and development expense (1)	31,374	5,824	13,009	14,296	64,503	3,730		68,233
Segment operating profit	$589,236	$23,110	$54,044	$129,263	$795,653	$12,123		$807,776
Stock-based compensation expense							$18,345	18,345
Other selling, general, administrative and development expense (2)							28,749	28,749
Depreciation, amortization and accretion							341,096	341,096
Other expense (3)							227,611	227,611
Income from continuing operations before income taxes								$191,975
Total assets (4)	$19,353,820	$746,355	$2,301,888	$4,301,308	$26,703,371	$70,006	$153,411	$26,926,788
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.5 million and $17.9 million, respectively.

(2)	Includes $1.6 million of expense previously recorded as segment selling, general, administrative and development expense.

(3)	Primarily includes interest expense.

(4)	$12.0 million of assets previously recorded within the Asia, EMEA, and Latin America Property segments have been reclassified to the Other segment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,518,426	$557,734	$395,066	$720,553	$4,191,779	$54,340		$4,246,119
Segment operating expenses (1)	548,875	315,074	167,908	247,204	1,279,061	21,429		1,300,490
Interest income, TV Azteca, net	—	—	—	8,206	8,206	—		8,206
Segment gross margin	1,969,551	242,660	227,158	481,555	2,920,924	32,911		2,953,835
Segment selling, general, administrative and development expense (1)	107,533	36,376	45,795	45,069	234,773	8,988		243,761
Segment operating profit	$1,862,018	$206,284	$181,363	$436,486	$2,686,151	$23,923		$2,710,074
Stock-based compensation expense							$70,212	70,212
Other selling, general, administrative and development expense							93,016	93,016
Depreciation, amortization and accretion							1,137,398	1,137,398
Other expense (2)							577,271	577,271
Income from continuing operations before income taxes								$832,177
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.9 million and $68.3 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,328,699	$178,699	$270,754	$651,112	$3,429,264	$62,211		$3,491,475
Segment operating expenses (1)	502,572	93,917	110,205	221,712	928,406	22,527		950,933
Interest income, TV Azteca, net	—	—	—	8,251	8,251	—		8,251
Segment gross margin	1,826,127	84,782	160,549	437,651	2,509,109	39,684		2,548,793
Segment selling, general, administrative and development expense (1)	89,439	17,133	33,820	44,548	184,940	10,605		195,545
Segment operating profit	$1,736,688	$67,649	$126,729	$393,103	$2,324,169	$29,079		$2,353,248
Stock-based compensation expense							$72,251	72,251
Other selling, general, administrative and development expense (2)							88,218	88,218
Depreciation, amortization and accretion							932,972	932,972
Other expense (3)							677,332	677,332
Income from continuing operations before income taxes								$582,475
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.6 million and $70.7 million, respectively.

(2)	Includes $3.8 million of expense previously recorded as segment selling, general, administrative and development expense.

(3)	Primarily includes interest expense and loss on retirement of long-term obligations.

15.    SUBSEQUENT EVENTS

On October 21, 2016, the Company entered into a definitive agreement to form a joint venture (“ATC Europe”) with PGGM. The joint venture will focus on pursuing telecommunications real estate investment opportunities in select countries on the continent. At closing, the Company will contribute its German assets into ATC Europe and PGGM will acquire a 49% interest in ATC Europe for a purchase price of 248.2 million Euro ($270.2 million as of October 21, 2016), subject to various adjustments at closing. The Company will retain operational control and day-to-day oversight of ATC Europe.

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

Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the nine months ended September 30, 2016 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment.

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

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2016:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	21,857	18,221	341
Asia:
India	57,739	—	248
EMEA:
Germany	2,197	—	—
Ghana	2,137	—	18
Nigeria	4,729	—	—
South Africa	2,309	—	—
Uganda	1,393
EMEA total	12,765	—	18
Latin America:
Brazil	16,134	2,268	65
Chile	1,213	—	7
Colombia	3,066	706	1
Costa Rica	484	—	1
Mexico	8,607	199	64
Peru	635	—	—
Latin America total	30,139	3,173	138
_______________

(1)	Approximately 96% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

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

Revenue Growth. The primary factors affecting the revenue growth in our property segments are:

•Growth in tenant billings, including:

•	New revenue attributable to leases in place at the commencement of operations on sites acquired or constructed since the beginning of the prior-year period;

•	Contractual rent escalations on existing tenant leases, net of churn (as defined below); and

•	New revenue attributable to leasing additional space on our sites (“colocations”) and lease amendments.

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

The majority of our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the three and nine months ended September 30, 2016 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2016, we expect to generate over $32 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent negotiations historically has not had a material adverse effect on the revenues generated by our property operations. We define churn as revenue lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given period by dividing our revenue lost on this basis by our prior-year period property segment revenue. During the nine months ended September 30, 2016, churn represented approximately 1.3% of our property operations revenue.

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

Consistent with our strategy to increase the utilization and return on investment of our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the financial performance of our tenants and their access to capital and general economic conditions.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 104,220 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

We have master lease agreements with certain of our tenants that provide for consistent, long-term revenue and reduce the likelihood of churn. Our holistic master lease agreements build and augment strong strategic partnerships with our tenants and have significantly reduced colocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

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

Results of Operations
Three and Nine Months Ended September 30, 2016 and 2015
(in thousands, except percentages)

Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$837,002	$807,978	4%	$2,518,426	$2,328,699	8%
Asia	269,907	61,563	338	557,734	178,699	212
EMEA	130,664	124,545	5	395,066	270,754	46
Latin America	260,363	218,763	19	720,553	651,112	11
Total property	1,497,936	1,212,849	24	4,191,779	3,429,264	22
Services	16,909	25,061	(33)	54,340	62,211	(13)
Total revenues	$1,514,845	$1,237,910	22%	$4,246,119	$3,491,475	22%

Three Months Ended September 30, 2016

U.S. property segment revenue growth of $29.0 million, or 4%, was attributable to tenant billings growth of $43.4 million, which was driven by:

•	$32.5 million due to colocations and amendments;

•	$7.9 million from contractual escalations, net of churn;

•	$1.0 million generated from newly acquired or constructed sites; and

•	$2.0 million from other tenant billings.
Segment revenue growth was offset by a decrease in revenue of $14.4 million, primarily due to the $11.9 million impact of straight-line accounting.

Asia property segment revenue growth of $208.3 million, or 338%, was attributable to:

•	Tenant billings growth of $129.0 million, which was driven by:

•	$123.1 million generated from newly acquired sites, primarily due to the Viom Acquisition;

•	$5.2 million due to colocations and amendments;

•	$1.9 million generated from newly constructed sites;

•	Partially offset by,

▪	A decrease of $0.9 million resulting from churn in excess of contractual escalations; and

▪	A decrease of $0.3 million from other tenant billings.

•	Pass-through revenue growth of $86.5 million, primarily due to the Viom Acquisition; and

•	$2.2 million of other revenue growth, primarily due to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $9.4 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

EMEA property segment revenue growth of $6.1 million, or 5%, was attributable to:

•	Tenant billings growth of $13.2 million, which was driven by:

•	$5.5 million due to colocations and amendments;

•	$4.6 million from contractual escalations, net of churn;

•	$2.2 million generated from newly acquired or constructed sites; and

•	$0.9 million from other tenant billings;

•	Pass-through revenue growth of $12.2 million;

•	Partially offset by a decrease in revenue of $3.6 million, partially attributable to an $0.8 million impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $15.7 million attributable to the negative impact of foreign currency translation, which included, among others, $13.6 million related to fluctuations in the Nigerian Naira (“NGN”) and $2.0 million related to fluctuations in South African Rand (“ZAR”).

Latin America property segment revenue growth of $41.6 million, or 19%, was attributable to:

•	Tenant billings growth of $30.7 million, which was driven by:

•	$10.9 million from contractual escalations, net of churn;

•	$9.6 million generated from newly acquired or constructed sites;

•	$9.6 million due to colocations and amendments; and

•	$0.6 million from other tenant billings;

•	Pass-through revenue growth of $10.2 million; and

•	$2.4 million of other revenue growth, due to a $4.1 million increase attributable to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $1.7 million attributable to the negative impact of foreign currency translation, which included, among others, $11.3 million related to fluctuations in Mexican Peso (“MXN”), partially offset by the positive impact of $9.7 million related to fluctuations in Brazilian Real (“BRL”).

The decrease in services segment revenue of $8.2 million, or 33%, was primarily attributable to a decrease in zoning, permitting and site acquisition projects.

Nine Months Ended September 30, 2016

U.S. property segment revenue growth of $189.7 million, or 8%, was attributable to:

•	Tenant billings growth of $212.1 million, which was driven by:

•	$94.5 million due to colocations and amendments;

•	$90.4 million generated from newly acquired or constructed sites, including sites associated with our transaction with Verizon Communications Inc. (“Verizon”);

•	$26.6 million from contractual escalations, net of churn; and

•	$0.6 million from other tenant billings.
Segment revenue growth was partially offset by a decrease of $22.4 million, primarily due to the impact of straight-line accounting.

Asia property segment revenue growth of $379.0 million, or 212%, was attributable to:

•	Tenant billings growth of $239.7 million, which was driven by:

•	$220.8 million generated from newly acquired sites, primarily due to the Viom Acquisition;

•	$14.3 million due to colocations and amendments;

•	$6.9 million generated from newly constructed sites;

•	Partially offset by,

▪	A decrease of $1.7 million resulting from churn in excess of contractual escalations; and

▪	A decrease of $0.6 million from other tenant billings;

•	Pass-through revenue growth of $159.6 million, primarily due to the Viom Acquisition; and
• $6.8 million of other revenue growth, primarily due to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $27.1 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $124.3 million, or 46%, was attributable to:

•	Tenant billings growth of $109.5 million, which was driven by:

•	$78.5 million generated from newly acquired or constructed sites, including sites acquired from Airtel in Nigeria;

•	$16.9 million due to colocations and amendments;

•	$12.9 million from contractual escalations, net of churn; and

•	$1.2 million from other tenant billings;

•	Pass-through revenue growth of $50.5 million;

•	Partially offset by a decrease of $2.2 million, primarily due to the $1.7 million impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $33.5 million attributable to the negative impact of foreign currency translation, which included, among others, $13.6 million related to fluctuations in NGN, $12.6 million related to fluctuations in ZAR, $3.7 million related to fluctuations in Ugandan Shilling and $3.6 million related to fluctuations in Ghanaian Cedi (“GHS”).

Latin America property segment revenue growth of $69.4 million, or 11%, was attributable to:

•	Tenant billings growth of $104.8 million, which was driven by:

•	$42.7 million generated from newly acquired or constructed sites;

•	$32.3 million from contractual escalations, net of churn;

•	$28.1 million due to colocations and amendments; and

•	$1.7 million from other tenant billings;

•	Pass-through revenue growth of $57.1 million; and

•
An increase of $12.5 million in other revenue, primarily due to a $20.1 million impact of straight-line accounting offset in part by a $7.0 million reduction in revenue resulting from a judicial reorganization of a tenant in Brazil.

Segment revenue growth was partially offset by a decrease of $105.0 million attributable to the negative impact of foreign currency translation, which included, among others, $49.3 million related to fluctuations in BRL, $43.4 million related to fluctuations in MXN and $9.8 million related to fluctuations in Colombian Peso (“COP”).

The decrease in services segment revenue of $7.9 million, or 13%, was primarily attributable to a decrease in zoning, permitting and site acquisition projects.

Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$648,225	$620,610	4%	$1,969,551	$1,826,127	8%
Asia	115,768	28,934	300	242,660	84,782	186
EMEA	76,877	67,053	15	227,158	160,549	41
Latin America	174,709	143,559	22	481,555	437,651	10
Total property	1,015,579	860,156	18	2,920,924	2,509,109	16
Services	11,369	15,853	(28)%	32,911	39,684	(17)%

Three Months Ended September 30, 2016

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $1.4 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $5.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $126.8 million. Direct expense growth was primarily due to sites associated with the Viom Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $14.1 million attributable to the impact of foreign currency translation on direct expenses, offset by an increase in direct expenses of $10.4 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $10.0 million. Direct expenses increased by an additional $0.2 million due to the impact of foreign currency translation. Direct expense growth was primarily due to newly acquired or constructed sites.

•	The decrease in services segment gross margin was primarily due to the decrease in revenue described above.

Nine Months Ended September 30, 2016

•
The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $46.3 million. Direct expense growth was primarily due to sites associated with our transaction with Verizon.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $15.1 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $236.2 million. Direct expense growth was primarily due to sites associated with the Viom Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $20.7 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $78.4 million. Direct expense growth was primarily due to sites acquired from Airtel.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $35.9 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $61.4 million. Direct expense growth was primarily due to newly acquired or constructed sites.

•	The decrease in services segment gross margin was attributable to the decrease in revenue described above.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$35,526	$31,374	13%	$107,533	$89,439	20%
Asia	15,030	5,824	158	36,376	17,133	112
EMEA	12,958	13,009	—	45,795	33,820	35
Latin America	15,454	14,296	8	45,069	44,548	1
Total property	78,968	64,503	22	234,773	184,940	27
Services	2,726	3,730	(27)	8,988	10,605	(15)
Other (1)	49,843	46,599	7	161,325	158,915	2
Total selling, general, administrative and development expense	$131,537	$114,832	15%	$405,086	$354,460	14%
_______________

(1)	Certain expenses previously reflected in segment SG&A for the three and nine months ended September 30, 2015 have been reclassified and are now reflected as Other SG&A.

Three Months Ended September 30, 2016

•
The increases in each of our U.S., Asia and Latin America property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated with the Viom Acquisition in our Asia property segment.

•	The increase in other SG&A was primarily attributable to an increase in corporate SG&A and an increase in stock-based compensation expense of $1.8 million.

•	The decrease in our services segment SG&A was primarily attributable to a decrease in personnel costs from a lower volume of business in our tower services group.

Nine Months Ended September 30, 2016

•
The increases in each of our property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated with the transaction with Verizon in our U.S. property segment, the Viom Acquisition in our Asia property segment and the Airtel acquisition in our EMEA property segment. The EMEA and Asia property segments’ SG&A increases also included increases in bad debt expense of $3.4 million and $1.6 million, respectively. The EMEA and Latin America property segments’ SG&A increases were partially offset by decreases attributable to the impacts of foreign currency fluctuations.

•	The increase in other SG&A was primarily attributable to an increase in corporate SG&A, partially offset by a decrease in stock-based compensation expense of $2.4 million.

•	The decrease in our services segment SG&A was primarily attributable to a decrease in personnel costs from a lower volume of business in our tower services group.

Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Property
U.S.	$612,699	$589,236	4%	$1,862,018	$1,736,688	7%
Asia	100,738	23,110	336	206,284	67,649	205
EMEA	63,919	54,044	18	181,363	126,729	43
Latin America	159,255	129,263	23	436,486	393,103	11
Total property	936,611	795,653	18	2,686,151	2,324,169	16
Services	8,643	12,123	(29)%	23,923	29,079	(18)%

The growth in operating profit for the three and nine months ended September 30, 2016 for each of our property segments was primarily attributable to an increase in our segment gross margin. The increases in our U.S., Asia and Latin America property segments for the three and nine months ended September 30, 2016 were partially offset by increases in our segment SG&A. The growth in operating profit for the nine months ended September 30, 2016 in our EMEA property segment was partially offset by an increase in our segment SG&A, while for the three months ended September 30, 2016, a slight decrease in our segment SG&A contributed to operating profit growth.

The decrease in operating profit for the three and nine months ended September 30, 2016 for our services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Depreciation, amortization and accretion	$397,999	$341,096	17%	$1,137,398	$932,972	22%

The increase in depreciation, amortization and accretion expense was primarily attributable to costs associated with the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Other operating expenses	$14,998	$15,668	(4)%	$37,509	$40,891	(8)%

The decrease in other operating expenses for the three months ended September 30, 2016 was primarily attributable to a decrease of $11.6 million in integration, acquisition and merger related expenses, partially offset by an increase of $10.9 million in losses on sales or disposals of assets and impairments.

The decrease in other operating expenses for the nine months ended September 30, 2016 was primarily attributable to a decrease of $12.6 million in integration, acquisition and merger related expenses, partially offset by an increase of $9.2 million in losses on sales or disposals of assets and impairments.

Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Other expense	$193,302	$208,950	(7)%	$531,556	$628,190	(15)%

The decrease in other expense during the three months ended September 30, 2016 was primarily due to foreign currency losses of $12.4 million in the current period, compared to foreign currency losses of $69.1 million in the prior-year period, partially offset by incremental interest expense of $40.4 million, due to an increase in our annualized weighted-average cost of borrowing of 52 basis points and a $1.8 billion increase in our average debt outstanding.

The decrease in other expense during the nine months ended September 30, 2016 was primarily due to foreign currency losses of $29.9 million in the current period, compared to foreign currency losses of $121.9 million in the prior-year period, and a gain on retirement of long-term obligations of $0.8 million attributable to the repayment of the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A, compared to the nine months ended September 30, 2015, where we recorded a loss of $78.8 million, primarily due to the redemption of the 7.000% senior notes due 2017. This decrease was partially offset by incremental interest expense of $84.8 million, due to a $2.3 billion increase in our average debt outstanding.

Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Income tax provision	$22,037	$94,235	(77)%	$94,671	$132,063	(28)%
Effective tax rate	7.7%	49.1%		11.4%	22.7%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2016 and 2015 differs from the federal statutory rate.

The decrease in the income tax provision for the three and nine months ended September 30, 2016 was primarily attributable to a one-time charge in 2015 related to the MIP Tower Holdings LLC (“MIPT”) tax election described below, offset by an increase in foreign taxable earnings, largely due to the Viom Acquisition, as well as uncertain tax positions.

Effective July 25, 2015, the Company filed a tax election, pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes. In connection with this and related elections, the Company incurred a one-time cash tax charge of $93.0 million, net of a one-time deferred income tax benefit during the three and nine months ended September 30, 2015.

Net Income/Adjusted EBITDA and Net Income/NAREIT FFO/ Consolidated AFFO

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Net income	$263,735	$97,740	170%	$737,506	$450,412	64%
Income tax provision	22,037	94,235	(77)	94,671	132,063	(28)
Other expense	12,260	66,659	(82)	25,894	123,291	(79)
(Gain) loss on retirement of long-term obligations	—	—	—	(830)	78,793	(101)
Interest expense	190,160	149,787	27	531,076	446,228	19
Interest income	(6,376)	(4,503)	42	(16,378)	(11,871)	38
Other operating expenses	14,998	15,668	(4)	37,509	40,891	(8)
Depreciation, amortization and accretion	397,999	341,096	17	1,137,398	932,972	22
Stock-based compensation expense	20,226	18,345	10	70,212	72,251	(3)
Adjusted EBITDA	$915,039	$779,027	17%	$2,617,058	$2,265,030	16%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015		2016	2015
Net income	$263,735	$97,740	170%	$737,506	$450,412	64%
Real estate related depreciation, amortization and accretion	355,721	297,263	20	1,013,567	817,274	24
Losses from sale or disposal of real estate and real estate related impairment charges	12,150	1,200	913	21,882	11,656	88
Dividends on preferred stock	(26,781)	(26,781)	—	(80,344)	(63,382)	27
Adjustments for unconsolidated affiliates and noncontrolling interests	(27,224)	804	(3,486)	(61,182)	(12,278)	398
NAREIT FFO attributable to American Tower Corporation common stockholders	$577,601	$370,226	56%	$1,631,429	$1,203,682	36%
Straight-line revenue	(34,645)	(38,798)	(11)	(101,889)	(108,177)	(6)
Straight-line expense	17,814	16,433	8	50,127	39,158	28
Stock-based compensation expense	20,226	18,345	10	70,212	72,251	(3)
Deferred portion of income tax	582	(6,085)	(110)	22,803	1,832	1,145
Non-real estate related depreciation, amortization and accretion	42,278	43,833	(4)	123,831	115,698	7
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	5,578	7,292	(24)	17,424	16,192	8
Other expense (1)	12,260	66,659	(82)	25,894	123,291	(79)
(Gain) loss on retirement of long-term obligations	—	—	—	(830)	78,793	(101)
Other operating expenses (2)	2,848	14,468	(80)	15,627	29,235	(47)
Capital improvement capital expenditures	(27,975)	(22,202)	26	(70,452)	(58,835)	20
Corporate capital expenditures	(2,508)	(4,343)	(42)	(9,732)	(9,880)	(1)
Adjustments for unconsolidated affiliates and noncontrolling interests	27,224	(804)	(3,486)	61,182	12,278	398
MIPT one-time cash tax charge (3)	—	93,044	(100)	—	93,044	(100)
Consolidated AFFO	$641,283	$558,068	15%	$1,835,626	$1,608,562	14%
Adjustments for unconsolidated affiliates and noncontrolling interests	(29,315)	(5,834)	402%	(66,439)	(31,495)	111%
AFFO attributable to American Tower Corporation common stockholders	$611,968	$552,234	11%	$1,769,187	$1,577,067	12%
_______________

(1)	Primarily includes realized and unrealized (gains) losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes integration and acquisition-related costs.

(3)
As the one-time tax charge incurred in connection with the MIPT tax election is nonrecurring, we do not believe it is an indication of our operating performance and believe it is more meaningful to reflect our AFFO metrics excluding this impact. Accordingly, we present our AFFO metrics for the three and nine months ended September 30, 2015 excluding this charge.

Three Months Ended September 30, 2016

The increase in net income was primarily due to an increase in our operating profit and decreases in income tax provision and foreign currency losses included in other expense, partially offset by increases in depreciation, amortization and accretion expense and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $14.9 million, excluding the impact of stock-based compensation expense.

The growth in consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, partially offset by increases in interest and income tax, including adjustments.

Nine Months Ended September 30, 2016

The increase in net income was primarily due to an increase in our operating profit, a decrease in foreign currency losses included in other expense, a reduction of $79.6 million in loss on retirement of long-term obligations, partially offset by increases in depreciation, amortization and accretion expense and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $53.0 million, excluding the impact of stock-based compensation expense.

The growth in consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, partially offset by increases in interest and income tax, including adjustments, and an increase in dividends on preferred stock.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2016 the “Liquidity and Capital Resources” section of the 2015 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in thousands):

As of September 30, 2016
Available under the 2013 Credit Facility	$2,612,308
Available under the 2014 Credit Facility	160,000
Letters of credit	(10,624)
Total available under credit facilities, net	2,761,684
Cash and cash equivalents	530,358
Total liquidity	$3,292,042
Subsequent to September 30, 2016, we borrowed an additional $140.0 million under our multicurrency senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”).
Summary cash flow information is set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used for):
Operating activities	$1,978,431	$1,543,615
Investing activities	(1,786,202)	(7,204,277)
Financing activities	26,727	5,632,448
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(9,284)	2,126
Net increase (decrease) in cash and cash equivalents	$209,672	$(26,088)
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
As of September 30, 2016, we had total outstanding indebtedness of $18.8 billion with a current portion of $242.6 million. During the nine months ended September 30, 2016, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2016, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of September 30, 2016, we had $399.4 million of cash and cash equivalents held by our foreign subsidiaries, of which $149.0 million was held by our joint ventures and minority interest holders. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the nine months ended September 30, 2016 was attributable to an increase in the operating profit of our property segments, decreases in cash paid for taxes and cash used for working capital, partially offset by higher cash paid for interest.

Cash Flows from Investing Activities

Our significant investing activities during the nine months ended September 30, 2016 are highlighted below:

•	We spent approximately $1.1 billion for the Viom Acquisition.

•	We spent $489.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$137.2
Ground lease purchases	112.5
Capital improvements and corporate expenditures (2)	80.2
Redevelopment	90.2
Start-up capital projects	69.0
Total capital expenditures	$489.1
_______________

(1)	Includes the construction of 1,255 communications sites globally.

(2)
Includes $13.8 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, term loan and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while taking into account the repayment of debt, as necessary, consistent with our long-term financial policies. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2016 total capital expenditures, including expected capital expenditures related to ATC TIPL, will be between $685 million and $785 million, as follows (in millions):

Discretionary capital projects (1)	$170	to	$200
Ground lease purchases	140	to	160
Capital improvements and corporate expenditures	125	to	135
Redevelopment	155	to	175
Start-up capital projects	95	to	115
Total capital expenditures	$685	to	$785
_______________
(1)    Includes the construction of approximately 1,750 to 2,250 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2016	2015
Proceeds from issuance of senior notes, net	3,236.4	1,492.3
(Repayments of) proceeds from credit facilities, net	(1,227.1)	1,960.0
(Repayments of) proceeds from term loan	(1,000.0)	500.0
Distributions paid on common and preferred stock	(732.3)	(573.9)
Proceeds from the issuance of common stock, net	—	2,440.3
Proceeds from the issuance of preferred stock, net	—	1,337.9
Proceeds from issuance of securitized notes	—	875.0
Repayments of securitized notes	(94.1)	(960.0)
Repayment of senior notes	—	(1,100.0)

Senior Notes Offerings

3.300% Senior Notes and 4.400% Senior Notes Offering. On January 12, 2016, we completed a registered public offering of $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of 4.400% senior unsecured notes due 2026 (the “4.400% Notes”). The net proceeds from this offering were approximately $1,237.2 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), and for general corporate purposes.
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

2.250% Senior Notes and 3.125% Senior Notes Offering. On September 30, 2016, we completed a registered public offering of $600.0 million aggregate principal amount of 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) and $400.0 million aggregate principal amount of 3.125% senior unsecured notes due 2027 (the “3.125% Notes”). The net proceeds from this offering were approximately $990.6 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under our unsecured term loan entered into in October 2013, as amended (the “Term Loan”).

The 2.250% Notes will mature on January 15, 2022 and bear interest at a rate of 2.250% per annum. The 3.125% Notes will mature on January 15, 2027 and bear interest at a rate of 3.125% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2017. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-

day months and commenced accruing on September 30, 2016. We entered into interest rate swaps, which were designated as fair value hedges at inception, to hedge against changes in fair value of the debt under the 2.250% Notes resulting from changes in interest rates. As of September 30, 2016, the interest rate on the 2.250% Notes, after giving effect to the interest rate swap agreements, was 1.75%.

We may redeem each series of notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 3.300% Notes on or after January 15, 2021, the 4.400% Notes on or after November 15, 2025, the 3.375% Notes on or after July 15, 2026 or the 3.125% Notes on or after October 15, 2026, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

The supplemental indentures contain certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, and our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Bank Facilities

2013 Credit Facility. During the nine months ended September 30, 2016, we borrowed an aggregate of $1.4 billion, which included borrowings of 38.0 million Euro ($42.7 million as of September 30, 2016) by one of our Germany subsidiaries, and repaid an aggregate of $2.5 billion of revolving indebtedness under the 2013 Credit Facility. We primarily used the borrowings to fund the Viom Acquisition. We currently have $3.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the nine months ended September 30, 2016, we borrowed an aggregate of $80.0 million and repaid an aggregate of $220.0 million of revolving indebtedness under the 2014 Credit Facility. We currently have $7.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

Term Loan—During the nine months ended September 30, 2016, we repaid $1.0 billion of indebtedness under the Term Loan.

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
The 2013 Credit Facility and the 2014 Credit Facility are subject to two optional renewal periods. We must pay a quarterly commitment fee on the undrawn portion of the 2013 Credit Facility and the 2014 Credit Facility, which ranges from 0.100% to 0.400% per annum, based upon our debt ratings, and is currently 0.150%.
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

Viom indebtedness. Amounts outstanding and key terms of the Viom indebtedness, primarily assumed by us in connection with the Viom Acquisition, consisted of the following as of September 30, 2016 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	33,533	$503.4	10.50% - 11.20%	March 31, 2017 - November 30, 2024
Debenture	6,000	$90.1	9.90%	April 28, 2020
Working capital facilities	—	—	9.85% - 11.80%	October 23, 2016 - March 18, 2017

The Viom indebtedness includes several term loans, ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate or base rate, plus a spread. Interest rates on the term loans are fixed until certain annual reset dates. Generally, the term loans can be repaid without penalty on the annual reset dates; earlier repayments require notice to the lenders and are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and 36 months after the initial disbursement of funds.
The debenture is secured by the borrower’s long-term assets, including property and equipment and intangible assets. The debenture bears interest at a base rate plus a spread of 0.6%. The base rate is set in advance for each quarterly coupon period. Should the actual base rate be between 9.75% and 10.25%, the revised base rate is assumed to be 10.00% for purposes of the reset. Additionally, the spread is subject to reset 36 and 48 months from the issuance date of April 27, 2015. The holders of the debenture must reach a consensus on the revised spread and the borrower must redeem all of the debentures held by holders from whom consensus is not achieved. Additionally, the debenture is required to be redeemed by the borrower if it does not maintain a minimum credit rating.
The Viom indebtedness includes several working capital facilities, most of which are subject to annual renewal, which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that are comprised of base rates plus spreads. Generally, the working capital facilities are payable on demand prior to maturity.
Viom preference shares. As of September 30, 2016, ATC TIPL had 166,666,666 mandatorily redeemable preference shares (the “Preference Shares”) outstanding, which are required to be redeemed in cash. Accordingly, we recognized debt of 1.67 billion INR ($25.0 million) related to the Preference Shares.
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
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the nine months ended September 30, 2016, we received an aggregate of $76.6 million in proceeds upon exercises of stock options and from the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $2.9 billion to our common stockholders, including the dividend paid in October 2016, primarily subject to taxation as ordinary income.

The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will depend on various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our taxable REIT subsidiaries and other factors that our Board of Directors may deem relevant.

We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A”), with a dividend rate of 5.25%, and 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B”), with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the nine months ended September 30, 2016, we paid dividends of $3.9375 per share, or $23.6 million, to Series A preferred stockholders of record and $41.25 per share, or $56.7 million, to Series B preferred stockholders of record.
In addition, in October 2016, we declared dividends of $1.3125 per share, or $7.9 million, payable on November 15, 2016 to Series A preferred stockholders of record at the close of business on November 1, 2016 and $13.75 per share, or $18.9 million, payable on November 15, 2016 to Series B preferred stockholders of record at the close of business on November 1, 2016.
During the nine months ended September 30, 2016, we paid $1.53 per share, or $649.6 million, to common stockholders of record. In addition, we declared a distribution of $0.55 per share, or $234.1 million, payable on October 17, 2016 to our common stockholders of record at the close of business on September 30, 2016.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $5.8 million. During the nine months ended September 30, 2016, we paid $2.4 million of distributions upon the vesting of restricted stock units.

Contractual Obligations. The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

Indebtedness	Balance Outstanding	Maturity Date
American Tower subsidiary debt:
Series 2013-1A securities (1)	$500,000	March 15, 2018
Series 2013-2A securities (2)	1,300,000	March 15, 2023
Series 2015-1 notes (3)	350,000	June 15, 2020
Series 2015-2 notes (4)	525,000	June 16, 2025
2012 GTP notes (5)	174,489	March 15, 2019
Unison notes (6)	196,000	Various
Viom indebtedness (7)	593,491	Various
Viom Preference Shares (8)	25,021	Various
Shareholder loans (9)	151,723	Various
BR Towers debentures (10)	103,194	October 15, 2023
Colombian credit facility (11)	60,765	April 24, 2021
South African facility (12)	51,412	December 17, 2020
Brazil credit facility (13)	39,298	January 15, 2022
Indian working capital facility (14)	662	October 31, 2016
Total American Tower subsidiary debt	4,071,055
American Tower Corporation debt:
2013 Credit Facility	137,692	June 28, 2019
Term Loan	1,000,000	January 29, 2021
2014 Credit Facility	1,840,000	January 29, 2021
4.500% senior notes	1,000,000	January 15, 2018
3.40% senior notes	1,000,000	February 15, 2019
7.25% senior notes	300,000	May 15, 2019
2.800% senior notes	750,000	June 1, 2020
5.050% senior notes	700,000	September 1, 2020
3.300% senior notes	750,000	February 15, 2021
3.450% senior notes	650,000	September 15, 2021
5.900% senior notes	500,000	November 1, 2021
2.250% senior notes	600,000	January 15, 2022
4.70% senior notes	700,000	March 15, 2022
3.50% senior notes	1,000,000	January 31, 2023
5.00% senior notes	1,000,000	February 15, 2024
4.000% senior notes	750,000	June 1, 2025
4.400% senior notes	500,000	February 15, 2026
3.375% senior notes	1,000,000	October 15, 2026
3.125% senior notes	400,000	January 15, 2027
Total American Tower Corporation debt	14,577,692
Other debt, including capital lease obligations	130,281
Total obligations	18,779,028
Discounts, premiums and debt issuance costs	(99,892)
Total carrying value of obligations	$18,679,136
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

(5)
Secured debt assumed by us in connection with our acquisition of MIPT. Maturity date represents anticipated repayment date; final legal maturity is March 15, 2042. During the nine months ended September 30, 2016, we repaid the $94.1 million outstanding under the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A and released 472 sites in connection with this repayment.

(6)
Secured debt assumed by us in connection with our acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. In October 2016, we repaid the $67.0 million outstanding under the Secured Cellular Site Revenue Notes, Series 2010-1, Class C. The anticipated repayment date for the remaining series is April 15, 2020; final legal maturity date is April 15, 2040.

(7)
Debt primarily assumed by us in connection with the Viom Acquisition. Maturity dates begin March 31, 2017. Denominated in INR. In October 2016, ATC TIPL refinanced 3.6 billion INR ($53.5 million as of September 30, 2016) of Viom assumed indebtedness with borrowings under a new short-term committed loan facility with a borrowing capacity of 5.8 billion INR ($87.1 million as of September 30, 2016) and repaid an additional 1.4 billion INR ($21.0 million as of September 30, 2016) of Viom assumed indebtedness with cash on hand.

(8)	Mandatorily redeemable preference shares classified as debt, assumed by us in connection with the Viom Acquisition. The shares are to be redeemed in equal parts on March 26, 2017 and March 26, 2018.

(9)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in U.S. Dollars.

(10)	Publicly issued debentures assumed by us in connection with our acquisition of BR Towers S.A. Denominated in BRL.

(11)	Denominated in COP and amortizes through April 24, 2021.

(12)	Denominated in ZAR and amortizes through December 17, 2020.

(13)	Denominated in BRL.

(14)	Denominated in INR. This agreement provides that the maturity date may be extended for additional 30-day periods.
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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of September 30, 2016, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended September 30, 2016 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $3.0	~ $0.5
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $6.8 (4)	~ $2.3 (4)
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2016, $102.1 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2016	DSCR as of September 30, 2016	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$138.4	7.48x	$165.1	$169.1
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$424.9	10.95x	$463.8	$471.0
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of September 30, 2016 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)	Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period”, all excess cash flow and any amounts then in the reserve accounts because the DSCR was equal to or below the Cash Trap DSCR would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,603 communications sites that secure the 2015 Notes or the 5,185 wireless and broadcast towers that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2016. We have made no material changes to the critical accounting policies described in the 2015 Form 10-K.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of September 30, 2016, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $30.4 million and an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2016 consisted of $1,840.0 million under the 2014 Credit Facility, $137.7 million under the 2013 Credit Facility, $1,000.0 million under the Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $51.4 million under the South African facility, $30.4 million under the interest rate swap agreement related to the Colombian credit facility, $103.2 million under the BR Towers debentures and $39.3 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $6.3 million of interest expense for the nine months ended September 30, 2016.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the nine months ended September 30, 2016, 39% of our revenues and 44% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2016, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $42.0 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2016 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN TOWER CORPORATION

Date: October 27, 2016	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description of Document

4.1
Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 2.250% Senior Notes due 2022 and the 3.125% Senior Notes due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on September 30, 2016, and incorporated herein by reference)

10.1	Letter Agreement, dated as of May 4, 2016, as amended, by and between the Company and William H. Hess

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications filed pursuant to 18. U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

EX-1