Form 10-K
period 2016-12-31
AMERICAN TOWER CORP /MA/
filed 2017-02-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $47.9 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 17, 2017, there were 427,195,037 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2016

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our tenants and other competitive pressures, changes in zoning, tax and other laws and regulations, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our ability to maintain or increase our market share, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, our ability to protect our rights to the land under our towers and natural disasters and similar events. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

ii

You should keep in mind that any forward-looking statement we make in this Annual Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Annual Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty, and do not intend, to update or revise the forward-looking statements we make in this Annual Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement we make in this Annual Report or elsewhere might not occur. References in this Annual Report to “we,” “our” and the “Company” refer to American Tower Corporation and its predecessor, as applicable, individually and collectively with its subsidiaries as the context requires.

iii

PART I

ITEM 1. BUSINESS
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2016. We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites. We refer to this business as our services operations.

Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease to communications service providers and third-party tower operators. Our communications real estate portfolio of 144,884 communications sites, as of December 31, 2016, included 40,414 communications sites in the U.S., 57,945 communications sites in Asia, 12,861 communications sites in Europe, Middle East and Africa (“EMEA”) and 33,664 communications sites in Latin America.

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

Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. In 2016, we significantly expanded our Asia segment portfolio by acquiring a 51% controlling ownership interest in Viom Networks Limited (“Viom”), a telecommunications infrastructure company that owns and operates approximately 42,000 wireless communications towers and 200 indoor DAS networks in India (the “Viom Acquisition”). Subsequent to the closing, Viom was renamed ATC Telecom Infrastructure Private Limited (“ATC TIPL”). In 2016, we launched operations in Argentina, a new market for us. In December 2016, our newly formed joint venture in Europe entered into a definitive agreement to acquire a tower company in France, which is also a new market for us. This acquisition closed in February 2017.

We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, we generally are not subject to U.S. federal income taxes on income generated by our REIT operations, including the income derived from leasing space on our towers, as we receive a dividends paid deduction for distributions to stockholders that generally offsets our income and gains. However, we remain obligated to pay U.S. federal income taxes on earnings from our domestic taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2016, our REIT qualified businesses included our U.S. tower leasing business, most of our operations in Costa Rica, Germany and Mexico and a majority of our services segment and indoor DAS networks business.

We report our results in five segments – U.S. property (formerly referred to as “domestic rental and management”), Asia property, EMEA property, Latin America property (Asia property, EMEA property and Latin America property were formerly referred to as “international rental and management”) and services (formerly referred to as “network development services”).

For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 20 to our consolidated financial statements included in this Annual Report.

Products and Services
Property Operations
Our property operations accounted for 99%, 98% and 98% of our total revenues for each of the years ended December 31, 2016, 2015 and 2014, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount, type and position of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our costs typically include ground rent (which is primarily fixed, with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repairs and maintenance expenses. Our property operations have generated consistent incremental growth in revenue and typically have low cash flow volatility due to the following characteristics:

•
Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2016, we expect to generate over $31 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting.

•
Consistent demand for our sites. As a result of rapidly growing usage of wireless services and the corresponding wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites. We believe that our global asset base positions us well to benefit from the increasing proliferation of advanced wireless devices and the increasing usage of high bandwidth applications on those devices. We have the ability to add new tenants and new equipment for existing tenants on our sites, which typically results in incremental revenue and modest incremental costs. Our site portfolio and our established tenant base provide us with a solid platform for new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.

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

•
High operating margins. Incremental operating costs associated with adding new tenants to an existing communications site are relatively minimal. Therefore, as tenants are added, the substantial majority of incremental revenue flows through to gross margin and operating profit. In addition, in many of our international markets certain expenses, such as ground rent or power and fuel costs, are reimbursed or shared by our tenant base.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.

Our property business includes the operation of communications sites, managed networks, the leasing of property interests, fiber and the provision of backup power through shared generators. Our presence in a number of markets at different relative stages of wireless development provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of total revenue for the years ended December 31,:

	2016	2015	2014
U.S.	59%	66%	64%
Asia	14%	5%	6%
EMEA	9%	8%	8%
Latin America	17%	19%	20%
Communications Sites. Approximately 95% of revenue in our property segments was attributable to our communications sites for each of the years ended December 31, 2016, 2015 and 2014.

We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive additional pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each region are as follows for the year ended December 31, 2016:

•	U.S.: AT&T, Verizon Wireless, Sprint and T-Mobile US accounted for an aggregate of 88% of U.S. property segment revenue.

•	Asia: TATA, Idea Cellular, Vodafone and Bharti Airtel Limited (“Airtel”) accounted for an aggregate of 66% of Asia property segment revenue.

•	EMEA: Airtel and MTN Group Limited accounted for an aggregate of 70% of EMEA property segment revenue.

•	Latin America: Telefónica, AT&T, Telecom Italia and Nextel International accounted for an aggregate of 71% of Latin America property segment revenue.

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

Managed Networks, Property Interests, Fiber and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, lease fiber and provide back-up power sources to tenants at our sites.

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

•
Fiber. We own and operate fiber in Argentina, which we currently lease to operators to support their urban telecommunications infrastructure and expect to lease to operators in the future for additional fourth generation (4G) and fifth generation (5G) deployments.

•	Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.

Services Operations
We offer tower-related services, including site acquisition, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 1%, 2% and 2% of our total revenue for each of the years ended December 31, 2016, 2015 and 2014, respectively.

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

Structural Analysis. We offer structural analysis services to wireless carriers in connection with the installation of their communications equipment on our towers. Our team of engineers can evaluate whether a tower structure can support the additional burden of the new equipment or if an upgrade is needed, which enables our tenants to better assess potential sites before making an installation decision. Our structural analysis capabilities enable us to provide higher quality service to our existing tenants by, among other things, reducing the time required to achieve on-air readiness, while also providing opportunities to offer structural analysis services to third parties.

Strategy
Operational Strategy
Our operational strategy is to capitalize on the global growth in the use of wireless services and the evolution of advanced wireless handsets, tablets and other mobile devices, and the corresponding expansion of communications infrastructure required to deploy current and future generations of wireless communications technologies. To achieve this, our primary focus is to (i) increase the occupancy of our existing communications real estate portfolio, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve upon our operational performance and (iv) maintain a strong balance sheet. We believe these efforts will further support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new and broader opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new tenants, or to existing tenants for additional uses, and those that increase our operational efficiency.

•
Increase the occupancy of our existing communications real estate portfolio. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers. As a result, we anticipate consistent demand for our communications sites because they are attractively located for wireless service providers and typically have capacity available for additional tenants. In the United States, incremental carrier network activity is being driven primarily by the build-out and densification of 4G networks, while in our international markets, carriers are deploying a combination of second generation (2G), third generation (3G) and 4G networks, depending on the specific market. As of December 31, 2016, we had a global average of approximately 1.9 tenants per tower. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•
Invest in and selectively grow our communications real estate portfolio. We seek opportunities to invest in and grow our operations through our capital expenditure program, new site construction and acquisitions. We believe we can achieve attractive risk-adjusted returns by pursuing such investments. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time, we can significantly increase tenancy levels, and therefore, drive strong returns on those assets.

•
Further improve upon our operational performance and efficiency. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our tenants. To achieve this, we intend to continue to focus on customer service, such as reducing cycle times for key functions, including lease processing and tower structural analysis.

•
Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2016, had $3.6 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to selectively invest in our portfolio.

Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required to distribute to our stockholders annually an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). After complying with our REIT distribution requirements and paying dividends on our preferred stock, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria.

•
Capital expenditure program. We will continue to invest in and expand our existing communications real estate portfolio through our annual capital expenditure program. This includes capital expenditures associated with maintenance, increasing the capacity of our existing sites, and projects such as new site construction, land interest acquisitions and shared generator installations.

•
Acquisitions. We intend to pursue acquisitions of communications sites in our existing or new markets where we can meet or exceed our risk-adjusted return on investment criteria. Our risk-adjusted hurdle rates consider additional risks such as the country and counterparties involved, investment and economic climate, legal and regulatory conditions and industry risk.

•
Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) capital expenditures and (iii) anticipated future investments, including acquisition opportunities, we will seek to return such excess capital to stockholders, including through our stock repurchase program.

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

•
Wireless industry analysis. To confirm the presence of sufficient demand to support an independent tower leasing model, we analyze the competitiveness of the country’s wireless market, such as the pricing environment, past and potential industry consolidation and the stage of its wireless network development. Characteristics that result in an attractive investment opportunity include (i) multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks and (ii) ongoing or expected deployment of incremental spectrum from recent or anticipated auctions.

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

Recent Transactions
Acquisitions and Joint Venture
We increased our communications site portfolio by 45,309 sites in 2016, including 1,869 build-to-suits. We believe these assets will be an important component of our long-term growth. In 2016, we completed the Viom Acquisition, which included approximately 42,000 wireless communications towers and 200 indoor DAS networks in India. We also launched operations in Argentina through the acquisition of Comunicaciones y Consumos, S.A. (“CyCSA”), which owned or operated urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation. In addition, we acquired an aggregate of 891 communications sites in the United States, Brazil, Chile, Germany, Mexico, Nigeria and South Africa in 2016.

In December 2016, we entered into a joint venture (“ATC Europe”) to which we contributed our German business in exchange for an investment from our partner, PGGM. ATC Europe will focus on pursuing telecommunications real estate investment opportunities in select countries in Europe. In December 2016, ATC Europe entered into a definitive agreement to purchase FPS Towers (“FPS”), which owns and operates approximately 2,400 wireless tower sites in France. This transaction closed on February 15, 2017.

We continue to evaluate opportunities to acquire communications real estate portfolios that we believe we can effectively integrate into our existing business and generate returns that meet or exceed our criteria. For more information about our acquisitions, see note 6 to our consolidated financial statements included in this Annual Report.

Financing Transactions

During 2016, to complement our operational strategy to selectively invest in and grow our communications real estate portfolio while maintaining our long-term financial policies, we completed a number of key financing initiatives, which, among others, included the following:

•
Completing registered public offerings of an aggregate of $3.25 billion of senior unsecured notes, the proceeds of which were used primarily to repay indebtedness under our existing revolving credit facilities and term loan. Borrowings under our revolving credit facilities were primarily used to fund acquisitions and for general corporate purposes.

•	Amending our existing revolving credit facilities and term loan to, among other things, extend each of the maturity dates by one year.

For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Regulatory Matters
Towers and Antennas. Our U.S. and international tower leasing business is subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for 59% of our total property segment revenue for the year ended December 31, 2016, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Certain of our international operations are subject to regulatory requirements with respect to licensing, registration and permitting. In India, each of our operating subsidiaries holds an Infrastructure Provider Category-I (“IP-I”) Registration Certificate issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers licensed by the NCA. In Uganda, our subsidiary holds a Public Infrastructure Service License, issued by the Uganda Communications Commission (“UCC”), which permits us to establish and maintain passive telecommunications infrastructure and DAS networks for communication service providers licensed by the UCC. In Nigeria, our subsidiary holds a license for Infrastructure Sharing and Collocation Services, issued by the Nigerian Communications Authority (“NCC”), which permits us to establish and maintain passive telecommunications infrastructure for communication service providers licensed by the NCC. In Chile, our subsidiary is classified as a Telecom Intermediate Service Provider. We have received a number of site specific concessions and are working with the Chilean Subsecretaria de Telecommunicaciones to receive concessions on our remaining sites in Chile. CyCSA holds a telecom license for a number of services it provides and is regulated by the Ente Nacional de Comunicaciones (ENACOM) in Argentina. In many of the markets in which we operate we are required to provide tower space to service providers on a non-discriminatory basis, subject to negotiation of mutually agreeable terms.

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

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require tower owners or tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to tenant demand. This opposition and existing or new zoning regulations can increase costs associated with new tower construction, tower modifications and additions of new antennas to a site or site upgrades, as well as adversely affect the associated timing or cost of such projects. Further, additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted regulations requiring that local and state governments approve modifications or colocations that qualify as eligible facilities under the regulations.

Portions of our business are subject to additional regulations, for example, in a number of states throughout the United States, certain of our subsidiaries hold Competitive Local Exchange Carrier (CLEC) or other status, in connection with the operation of our outdoor DAS networks business. In addition, we, or our tenants, may be subject to new regulatory policies in certain jurisdictions from time to time that may materially and adversely affect our business or the demand for our communications sites. For example, there are pending tower marking regulations in the United States, compliance with which may result in a substantial increase in our costs.

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

Competition
We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Telesites S.A.B. de C.V. and Cellnex Telecom, S.A., wireless carrier tower consortia such as Indus Towers Limited and private tower companies, private equity sponsored firms, carrier-affiliated tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites.

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

Customer Demand
Our strategy is predicated on the belief that wireless service providers will continue to invest in the coverage, quality and capacity of their networks in both our U.S. and international markets, while also investing in next generation data networks, which will drive demand for our communications sites. To meet these network objectives, we believe wireless carriers will continue to outsource their communications site infrastructure needs as a means to accelerate network development and more efficiently use their capital, rather than construct and operate their own communications sites and maintain their own communications site operation and development capabilities. In addition, because our services operations are complementary to our property business, we believe demand for our services will continue, consistent with industry trends.

•
U.S. wireless network investments. According to industry data, aggregate annual wireless capital spending in the United States has averaged $30 billion, resulting in consistent demand for our sites. Demand for our U.S. communications sites is driven by:

•	Increasing wireless data usage, which continues to incentivize wireless service providers to focus on network quality and make incremental investments in the coverage and capacity of their networks;

•
Subscriber adoption of advanced wireless data applications, particularly mobile video, increasingly advanced devices and the corresponding deployments and densification of advanced networks by wireless service providers to satisfy this incremental demand for high-bandwidth wireless data;

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

•
International (Asia, EMEA and Latin America) wireless network investments. The wireless networks in most of our international markets are typically less advanced than those in our U.S. market with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In certain of our international markets, increasing subscriber adoption of wireless data applications, such as email, Internet and video;

•	Spectrum auctions, which result in new market entrants, as well as initial and incremental data network deployments; and

•	The increasing availability of lower cost smartphones.

Demand for our communications sites could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our tenants, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—If our tenants share site infrastructure to a significant degree or consolidate or merge, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.” Further, our tenants may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications sites.

Employees
As of December 31, 2016, we employed 4,507 full-time individuals and consider our employee relations to be satisfactory.

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
Decrease in demand for our communications infrastructure would materially and adversely affect our operating results, and we cannot control that demand.
A significant reduction in leasing demand for our communications infrastructure could materially and adversely affect our business, results of operations or financial condition. Factors that may affect such demand include:

•	increased use of network sharing or mergers or consolidations among wireless service providers;

•	zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;

•	governmental licensing of spectrum or restricting or revoking our tenants’ spectrum licenses;

•	a decrease in consumer demand for wireless services, including due to general economic conditions or disruption in the financial and credit markets;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	the financial condition of wireless service providers;

•	delays or changes in the deployment of next generation wireless technologies; and

•	technological changes.
Increasing competition for tenants in the tower industry may materially and adversely affect our revenue.
Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Competitive pricing from competitors could materially and adversely affect our lease rates. We may not be able to renew existing tenant leases or enter into new tenant leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates, resulting in a material adverse impact on our results of operations and growth rate. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our income could be adversely affected.
If our tenants share site infrastructure to a significant degree or consolidate or merge, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.
Extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant. In addition, significant consolidation among our tenants may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew, or attempt to cancel, avoid or limit leases with us or related payments. In the event a tenant terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are not renewed.

Our business is subject to government and tax regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively, which could require that we modify or dismantle existing towers at significant costs. Zoning authorities and community organizations are often opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing regulatory policies may materially and adversely affect the timing or cost of construction projects associated with our communications sites and new regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations, and noncompliance could result in the imposition of fines or an award of damages to private litigants. In certain jurisdictions, there may be changes to zoning regulations or construction laws based on site location, which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. In addition, in certain jurisdictions, we are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and apply retroactively. Furthermore, the tax laws, regulations and interpretations governing our business in jurisdictions where we operate may change at any time, perhaps with retroactive effect. This includes potential changes in tax laws or the interpretation of tax laws arising out of the “base erosion profit shifting” or “BEPS” project initiated by the Organization for Economic Co-operation and Development (OECD). In addition, some of these changes could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition.
Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.
Our international business operations and our expansion into new markets in the future exposes us to potential adverse financial and operational problems not typically experienced in the United States. We anticipate that revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
changes to existing laws or new laws or methodologies impacting our existing and anticipated international operations, fees directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which laws or fees may be applied retroactively, or failure to obtain an expected tax status for which we have applied;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;

•	actions restricting or revoking our tenants’ spectrum licenses or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or the Office of Foreign Assets Control requirements;

•	material site issues related to security, fuel availability and reliability of electrical grids;

•	significant increases in, or implementation of new, license surcharges on our revenue;

•	price setting or other similar laws or regulations for the sharing of passive infrastructure; and

•	uncertain or inconsistent laws, regulations, rulings or results from legal or judicial systems, which may be applied retroactively, and delays in the judicial process.
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

Our expansion initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.
As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on timely and efficiently integrating operations, communications tower portfolios and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, and conflicting policies, procedures and operations. Significant acquisition-related integration costs, including certain nonrecurring charges, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. For example, the integration of Viom into our operations is a significant undertaking, and we anticipate that we will continue to incur certain nonrecurring charges associated with that integration, including costs associated with onboarding employees and visiting and upgrading tower sites. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations will be adversely affected. Our international expansion initiatives are subject to additional risks such as those described in the preceding risk factor.

As a result of acquisitions, we have a substantial amount of intangible assets and goodwill. In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and other intangible assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the estimated fair value of other intangible assets in the period the determination is made.
Our expansion initiatives may not be successful or we may be required to record impairment charges for our goodwill or for other intangible assets, which could have a material adverse effect on our business, results of operations or financial condition.
Competition for assets could adversely affect our ability to achieve our return on investment criteria.
We may experience increased competition for the acquisition of assets or contracts to build new communications sites for tenants, which could make the acquisition of high quality assets significantly more costly or prohibitive or cause us to lose contracts to build new sites. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.
New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues.
The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, tenants may allocate less of their budgets to leasing space on our towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to no longer outsource tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue. Our failure to innovate in response to the development and implementation of these or similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.
Our leverage and debt service obligations may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements.

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

•
impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of the towers securing such debt if a default remains uncured;

•
limiting our ability to obtain additional debt or equity financing, thereby placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources, including with respect to acquiring assets; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

We may need to raise additional capital through debt financing activities, asset sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements and debt service obligations. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms and conditions. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.
A substantial portion of our total operating revenues is derived from a small number of tenants. If any of these tenants is unwilling or unable to perform its obligations under our agreements with it, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants, a material modification of the terms of those leases or a failure to obtain new business from existing tenants, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.
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
In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our significant tenants experiences financial difficulties or files for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset or tenant-related intangible asset. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

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

Qualification for taxation as a REIT requires the application of certain highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. Further, tax reform proposals, if enacted, may adversely affect our ability to remain qualified for taxation as a REIT or the benefits or desirability of remaining so qualified. There are few judicial or administrative interpretations of the relevant provisions of the Code.

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

We are subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. While state and local income tax regimes often parallel the U.S. federal income tax regime for REITs, many of these jurisdictions do not completely follow U.S. federal rules and some may not follow them at all.  For example, some state and local jurisdictions currently or in the future may limit or eliminate a REIT’s deduction for dividends paid, which could increase our income tax expense. We are also subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and state, local and foreign tax authorities. The results of an audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.
Our domestic TRS assets and operations are subject, as applicable, to federal and state corporation income taxes. Our foreign operations, whether in the REIT or TRSs, are subject to foreign taxes in jurisdictions in which those assets and operations are located.

Any corporate tax liability could be substantial and would reduce the amount of cash available for other purposes. If we fail to qualify for taxation as a REIT, we may need to borrow additional funds or liquidate some investments to pay any additional tax liability. Accordingly, funds available for investment, operations and distribution would be reduced.

Furthermore, as a result of our acquisition of MIP Tower Holdings LLC (“MIPT”), we owned an interest in a subsidiary REIT. Effective July 25, 2015, we filed a tax election, pursuant to which MIPT no longer operates as a separate REIT. The statute of limitations is still open for certain years and MIPT’s qualification as a REIT could still be challenged. As such, for all open years, we must demonstrate that the subsidiary REIT complied with the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If the subsidiary REIT is determined to have failed to qualify as a REIT for any of the open years, and certain relief provisions do not apply, then (i) the subsidiary REIT would have been subject to federal income tax for such year, which tax we would inherit along with applicable penalties and interest; (ii) the subsidiary REIT would be disqualified from treatment as a REIT for the remaining taxable years following the year during which qualification was lost; (iii) for those years in which the subsidiary REIT failed to qualify as a REIT, our ownership of shares in such subsidiary REIT would have failed to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test; and (iv) we may have failed certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT for those periods unless we are able to avail ourselves of specified relief provisions.
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

Specifically, this limitation may affect our ability to make additional investments in our managed networks business or services segment as currently structured and operated, in other non-REIT qualifying operations or assets, or in international operations conducted through TRSs that we do not elect to bring into the REIT structure. Further, acquisition opportunities in the United States and international markets may be adversely affected if we need or require the target company to comply with certain REIT requirements prior to closing.

Further, as a REIT, we must distribute to our stockholders an amount equal to at least 90% of the REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt. As no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income, our ability to receive distributions from our TRSs may be limited, which may impact our ability to fund distributions to our stockholders or to use income of our TRSs to fund other investments.

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
Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate that tower site and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. A significant number of the communications sites in our portfolio are located on land we lease pursuant to long-term operating leases. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.
If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from such towers will be eliminated.
Our communications real estate portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of each lease period. We may not have the required available capital to exercise our right to purchase leased or subleased towers at the end of the applicable period, or we may choose, for business or other reasons, not to exercise our right to purchase such towers. In the event that we do not exercise these purchase rights, or are otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers. In the event that we decide to exercise these purchase rights, the benefits of acquiring a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

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
Our operations are subject to the requirements of various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, including generators, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, and for damages and costs relating to off-site migration of hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We may not be at all times in compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied retroactively. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition. While we maintain environmental insurance, we may not have adequate insurance to cover all remediation costs, fines or penalties.
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

As part of our normal business activities, we rely on information technology and other computer resources to carry out important operational, reporting and compliance activities and to maintain our business records. Our computer systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.

While we maintain insurance coverage for natural disasters, business interruption and cybersecurity, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites for a major future event, lost revenue, including from new tenants that could have been added to our towers but for the event, or other costs to remediate the impact of a significant event. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Details of each of our principal offices as of December 31, 2016 are provided below:

Country	Function	Size (approximate square feet)	Property Interest
U.S. Offices
Boston, MA	Corporate Headquarters	39,800	Leased
Boca Raton, FL	Managed Sites Headquarters	22,400	Leased
Miami, FL	Latin America Operations Center	6,300	Leased
Atlanta, GA	Network Operations and Program Management Office Field Personnel	21,400	Leased
Marlborough, MA	Information Technology Headquarters	24,000	Leased
Woburn, MA	U.S. Tower Division Headquarters, Accounting, Lease Administration, Site Leasing Management and Broadcast Division Headquarters	163,200	Owned
Cary, NC	U.S. Tower Division, Network Operations Center and Engineering Services Headquarters	44,300	Owned(1)
Asia Offices
Delhi, India	India Headquarters	7,200	Leased
Gurgaon, India	India Operations Center	78,800	Leased
Singapore	Asia Finance and Administration	90	Leased
EMEA Offices
Ratingen, Germany	Germany Headquarters	12,500	Leased(2)
Accra, Ghana	Ghana Headquarters	18,500	Leased
Amsterdam, Netherlands	American Tower International Headquarters	2,400	Leased
Lagos, Nigeria	Nigeria Headquarters	8,900	Leased
Johannesburg, South Africa	South Africa Headquarters	18,800	Leased(3)
Kampala, Uganda	Uganda Headquarters	8,800	Leased
Latin America Offices
Buenos Aires, Argentina	Argentina Headquarters	4,200	Leased
Sao Paulo, Brazil	Brazil Headquarters	38,400	Leased
Santiago, Chile	Chile Headquarters	6,900	Leased
Bogota, Colombia	Colombia Headquarters	13,800	Leased
San Jose, Costa Rica	Costa Rica Headquarters	2,400	Leased
Mexico City, Mexico	Mexico Headquarters	32,700	Leased
Lima, Peru	Peru Headquarters	3,700	Leased
_______________
(1)    The Cary facility is approximately 48,300 square feet. Currently, our offices occupy approximately 44,300 square feet. We lease the remaining space to an unaffiliated tenant.
(2)    We lease two office spaces that together occupy an aggregate of approximately 12,500 square feet.
(3)    We lease two office spaces that together occupy an aggregate of approximately 18,800 square feet.
In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.
As of December 31, 2016, we owned and operated a portfolio of 144,884 communications sites. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our U.S. property segment.

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

U.S. Property Segment Encumbered Sites. As of December 31, 2016, the loan underlying the securitization transaction completed in March 2013 (the “2013 Securitization”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,181 towers owned by the borrowers (the “2013 Secured Towers”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,596 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”). 264 towers and 433 property interests and other related assets secure three separate classes of Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C (the “2012 GTP Notes”), issued by GTP Cellular Sites, LLC in securitization transactions that we assumed in connection with our acquisition of MIPT. In addition, 1,417 property interests are subject to mortgages and deeds of trust to secure two separate classes of Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F (the “Unison Notes”) issued by Unison Ground Lease Funding, LLC and assumed in connection with the acquisition of certain legal entities from Unison Holdings LLC and Unison Site Management II, L.L.C. (the “Unison Acquisition”). On February 15, 2017, we repaid all amounts outstanding under the 2012 GTP Notes and the Unison Notes and released the security interests on the encumbered assets.

Asia Property Segment Encumbered Sites. Certain of the outstanding indebtedness assumed in the Viom Acquisition is secured by ATC TIPL’s short-term and long-term assets, including an aggregate of 41,786 towers.

EMEA Property Segment Encumbered Sites. Our outstanding indebtedness in South Africa is secured by an aggregate of 1,899 towers.

Latin America Property Segment Encumbered Sites. In Brazil, the debentures issued by BR Towers S.A. (“BR Towers”) are secured by an aggregate of 1,912 towers and the Brazil credit facility is secured by an aggregate of 145 towers. Our outstanding indebtedness in Colombia is secured by an aggregate of 3,563 towers.

Ground Leases. Of the 144,119 towers in our portfolio as of December 31, 2016, 91% were located on land we lease. Typically, we seek to enter ground leases with terms of twenty to twenty-five years, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 51% of the ground agreements for our sites have a final expiration date of 2026 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other companies in a variety of industries. As of December 31, 2016, our top four tenants by total revenue were AT&T (21%), Verizon Wireless (15%), Sprint (11%) and T-Mobile (9%). In general, our tenant leases have an initial non-cancellable term of ten years, with multiple renewal terms. As a result, 50% of our current tenant leases have a renewal date of 2022 or beyond.

ITEM 3.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents reported quarterly high and low per share sale prices of our common stock on the NYSE for the years 2016 and 2015.

2016	High	Low
Quarter ended March 31	$102.93	$83.07
Quarter ended June 30	113.63	101.87
Quarter ended September 30	118.26	107.57
Quarter ended December 31	118.09	99.72
2015	High	Low
Quarter ended March 31	$101.88	$93.21
Quarter ended June 30	98.64	91.99
Quarter ended September 30	101.54	86.83
Quarter ended December 31	104.12	87.23

On February 17, 2017, the closing price of our common stock was $108.11 per share as reported on the NYSE. As of February 17, 2017, we had 427,195,037 outstanding shares of common stock and 153 registered holders.
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
We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), issued in May 2014, with a dividend rate of 5.25%, and the 5.50% Mandatory Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), issued in March 2015, with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors.
The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will depend upon various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt and preferred equity instruments, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our TRSs and other factors that our Board of Directors may deem relevant.
We have distributed an aggregate of approximately $3.2 billion to our common stockholders, including the dividend paid in January 2017, primarily subject to taxation as ordinary income.

During the year ended December 31, 2016, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions) (1)
Common Stock
March 9, 2016	April 28, 2016	April 12, 2016	$0.51	$216.5
June 2, 2016	July 15, 2016	June 17, 2016	0.53	225.4
September 16, 2016	October 17, 2016	September 30, 2016	0.55	234.1
December 14, 2016	January 13, 2017	December 28, 2016	0.58	247.7
Series A Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$1.3125	$7.9
April 16, 2016	May 16, 2016	May 1, 2016	1.3125	7.9
July 22, 2016	August 15, 2016	August 1, 2016	1.3125	7.9
October 15, 2016	November 15, 2016	November 1, 2016	1.3125	7.9
Series B Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$13.75	$18.9
April 16, 2016	May 16, 2016	May 1, 2016	13.75	18.9
July 22, 2016	August 15, 2016	August 1, 2016	13.75	18.9
October 15, 2016	November 15, 2016	November 1, 2016	13.75	18.9
_______________
(1)    For common stock, aggregate payment does not include amounts accrued for distributions payable related to unvested restricted stock units.

During the year ended December 31, 2015, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions) (1)
Common Stock
March 5, 2015	April 28, 2015	April 10, 2015	$0.42	$177.7
May 21, 2015	July 16, 2015	June 17, 2015	0.44	186.2
September 10, 2015	October 7, 2015	September 23, 2015	0.46	194.8
December 3, 2015	January 13, 2016	December 16, 2015	0.49	207.7
Series A Preferred Stock
April 14, 2015	May 15, 2015	May 1, 2015	$1.3125	$7.9
July 15, 2015	August 17, 2015	August 1, 2015	1.3125	7.9
October 20, 2015	November 16, 2015	November 1, 2015	1.3125	7.9
Series B Preferred Stock
April 14, 2015	May 15, 2015	May 1, 2015	$11.1528	$15.3
July 15, 2015	August 17, 2015	August 1, 2015	13.75	18.9
October 20, 2015	November 16, 2015	November 1, 2015	13.75	18.9
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index. The performance graph assumes that on December 31, 2011, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index.

The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Tower Corporation, the S&P 500 Index,
the Dow Jones US Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
American Tower Corporation
S&P 500
Dow Jones US Telecommunications Equipment
FTSE NAREIT All Equity REITs

	Cumulative Total Returns
	12/11	12/12	12/13	12/14	12/15	12/16
American Tower Corporation	$100.00	$130.43	$136.68	$171.89	$171.88	$191.16
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones U.S. Telecommunications Equipment Index	100.00	109.75	133.28	153.54	136.95	163.17
FTSE NAREIT All Equity REITs Index	100.00	119.70	123.12	157.63	162.08	176.07

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.
Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our acquisition of MIPT, our transaction with Verizon Communications Inc. (“Verizon” and the transaction, the “Verizon Transaction”) and the Viom Acquisition, which closed in October 2013, March 2015 and April 2016, respectively, significantly impact the comparability of reported results between periods. Our principal acquisitions are described in note 6 to our consolidated financial statements included in this Annual Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Property	$5,713,126	$4,680,388	$4,006,854	$3,287,090	$2,803,490
Services	72,542	91,128	93,194	74,317	72,470
Total operating revenues	5,785,668	4,771,516	4,100,048	3,361,407	2,875,960
Operating expenses:
Cost of operations (exclusive of items shown separately below)
Property	1,762,694	1,275,436	1,056,177	828,742	686,681
Services	27,695	33,432	38,088	31,131	35,798
Depreciation, amortization and accretion	1,525,635	1,285,328	1,003,802	800,145	644,276
Selling, general, administrative and development expense	543,395	497,835	446,542	415,545	327,301
Other operating expenses	73,220	66,696	68,517	71,539	62,185
Total operating expenses	3,932,639	3,158,727	2,613,126	2,147,102	1,756,241
Operating income	1,853,029	1,612,789	1,486,922	1,214,305	1,119,719
Interest income, TV Azteca, net	10,960	11,209	10,547	22,235	14,258
Interest income	25,618	16,479	14,002	9,706	7,680
Interest expense	(717,125)	(595,949)	(580,234)	(458,296)	(401,665)
Gain (loss) on retirement of long-term obligations	1,168	(79,606)	(3,473)	(38,701)	(398)
Other expense (1)	(47,790)	(134,960)	(62,060)	(207,500)	(38,300)
Income from continuing operations before income taxes and income on equity method investments	1,125,860	829,962	865,704	541,749	701,294
Income tax provision	(155,501)	(157,955)	(62,505)	(59,541)	(107,304)
Income on equity method investments	—	—	—	—	35
Net income	970,359	672,007	803,199	482,208	594,025
Net (income) loss attributable to noncontrolling interests	(13,934)	13,067	21,711	69,125	43,258
Net income attributable to American Tower Corporation stockholders	956,425	685,074	824,910	551,333	637,283
Dividends on preferred stock	(107,125)	(90,163)	(23,888)	—	—
Net income attributable to American Tower Corporation common stockholders	$849,300	$594,911	$801,022	$551,333	$637,283
Net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$2.00	$1.42	$2.02	$1.40	$1.61
Diluted net income attributable to American Tower Corporation common stockholders	$1.98	$1.41	$2.00	$1.38	$1.60
Weighted average common shares outstanding:
Basic	425,143	418,907	395,958	395,040	394,772
Diluted	429,283	423,015	400,086	399,146	399,287
Distribution declared per common share	$2.17	$1.81	$1.40	$1.10	$0.90
Distribution declared per preferred share, Series A	$5.25	$3.94	$3.98	$—	$—
Distribution declared per preferred share, Series B	$55.00	$38.65	$—	$—	$—
Other Operating Data:
Ratio of earnings to fixed charges (2)	2.11x	1.99x	2.11x	1.89x	2.32x
Ratio of earnings to combined fixed charges and preferred stock dividends (2)	1.91x	1.80x	2.05x	1.89x	2.32x

	As of December 31,
	2016	2015	2014 (3)	2013 (3)	2012 (3)
	(In thousands)
Balance Sheet Data: (4)
Cash and cash equivalents (including restricted cash) (5)	$936,442	$462,879	$473,698	$446,492	$437,934
Property and equipment, net	10,517,258	9,866,424	7,590,112	7,177,728	5,765,856
Total assets	30,879,150	26,904,272	21,263,565	20,213,937	14,045,810
Long-term obligations, including current portion	18,533,465	17,119,009	14,540,341	14,408,550	8,709,757
Redeemable noncontrolling interest	1,091,220	—	—	—	—
Total American Tower Corporation equity	6,763,895	6,651,679	3,953,560	3,534,165	3,573,101
_______________

(1)
For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, amount includes unrealized foreign currency losses of $23.4 million, $71.5 million, $49.3 million, $211.7 million and $34.3 million, respectively.

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

(3)	Balances have been revised to reflect debt issuance cost adjustments.

(4)	Balances have been revised to reflect purchase accounting measurement period adjustments for the years ended December 31, 2014, 2013 and 2012.

(5)
As of December 31, 2016, 2015, 2014, 2013 and 2012, amount includes $149.3 million, $142.2 million, $160.2 million, $152.9 million and $69.3 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

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

We report our results in five segments: U.S. property, Asia property, EMEA property, Latin America property and Services. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 20 to our consolidated financial statements included in this Annual Report).
Executive Overview

We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2016 and includes our U.S. property segment, Asia property segment, EMEA property segment and Latin America property segment.

We also offer tower-related services, including site acquisition, zoning and permitting and structural analysis services, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, we owned or operated as of December 31, 2016:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
Domestic:
United States	23,385	16,685	344
Asia:
India	57,687	—	258
EMEA:
Germany	2,201	—	—
Ghana	2,145	—	18
Nigeria	4,742	—	—
South Africa	2,362	—	—
Uganda	1,393	—	—
EMEA total	12,843	—	18
Latin America (2):
Brazil	16,279	2,268	67
Chile	1,253	—	8
Colombia	3,067	706	1
Costa Rica	486	—	1
Mexico	8,616	199	68
Peru	645	—	—
Latin America total	30,346	3,173	145
_______________

(1)	Approximately 97% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In Argentina, we own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

In general, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the year ended December 31, 2016 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2016, we expect to generate over $31 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically annually based on a fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations of leases at the end of their terms or rent negotiations historically has not had a material adverse effect on the revenues generated by our property operations. During the year ended December 31, 2016, loss of revenue from tenant lease cancellations or renegotiations represented less than 2% of our property operations revenues.

Property Operations Revenue Growth. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased with relatively modest tower augmentation expenditures.
The primary factors affecting the revenue growth in our property segments are:

•	Growth in tenant billings, including:

•	New revenue attributable to leases in place on day one on sites acquired or constructed since the beginning of the prior-year period;

•	New revenue attributable to leasing additional space on our sites (“colocations”) and lease amendments; and

•	Contractual rent escalations on existing tenant leases, net of churn.

•
Revenue growth from other items, including additional tenant payments to cover costs, such as ground rent or power and fuel costs (“pass-through”) included in certain tenant leases, straight-line revenue and decommissioning.

We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless services and our ability to meet the corresponding incremental demand for our wireless real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement our organic growth by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk-adjusted return on investment objectives. In our international markets, certain pass-through revenue amounts may fluctuate with changing power and fuel costs.

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

Based on industry research and projections, we expect that a number of key industry trends will result in incremental revenue opportunities for us:

•
In less advanced wireless markets where initial voice and data networks are still being deployed, we expect these deployments to drive demand for our tower space as carriers seek to expand their footprints and increase the scope and density of their networks. We have established operations in many of these markets at the early stages of wireless development, which we believe will enable us to meaningfully participate in these deployments over the long term.

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

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on 3G and 4G network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices, and, as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which typically requires that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 104,470 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

We have master lease agreements with certain of our tenants that provide for consistent, long-term revenue and reduce the likelihood of churn. Our master lease agreements build and augment strong strategic partnerships with our tenants and have significantly reduced colocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

Property Operations New Site Revenue Growth. During the year ended December 31, 2016, we grew our portfolio of communications real estate through the acquisition and construction of approximately 45,310 sites. In a majority of our Asia, EMEA and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2016	2015	2014
U.S.	65	11,595	900
Asia	43,865	2,330	1,560
EMEA	665	4,910	190
Latin America	715	6,535	5,800

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

We define Adjusted EBITDA as Net income before Income (loss) from equity method investments; Income tax benefit (provision); Other income (expense); Gain (loss) on retirement of long-term obligations; Interest expense; Interest income; Other operating income (expense); Depreciation, amortization and accretion; and stock-based compensation expense.

NAREIT FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends on preferred stock, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interest. In this section, we refer to NAREIT FFO attributable to American Tower Corporation common stockholders as “NAREIT FFO (common stockholders).”

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

We define AFFO attributable to American Tower Corporation common stockholders for the year ended December 31, 2016 as Consolidated AFFO, excluding the impact of noncontrolling interests on both NAREIT FFO (common stockholders) as well as the other adjustments included in the calculation of Consolidated AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders).”
Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are not intended to replace net income or any other performance measures determined in accordance with GAAP. None of Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO or AFFO (common stockholders) represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities, as a measure of liquidity or a measure of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for decision making purposes and for evaluating our operating segments’ performance; (2) Adjusted EBITDA is a component underlying our credit ratings; (3) Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) Consolidated AFFO is widely used in the telecommunications real estate sector to adjust NAREIT FFO (common stockholders) for items that may otherwise cause material fluctuations in NAREIT FFO (common stockholders) growth from period to period that would not be representative of the underlying performance of property assets in those periods; (5) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (6) each provides investors with a measure for comparing our results of operations to those of other companies, particularly those in our industry.

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

Results of Operations
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except percentages)

Revenue

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Property
U.S.	$3,370,033	$3,157,501	$2,639,790	7%	20%
Asia	827,627	242,223	219,566	242	10
EMEA	529,531	395,092	315,053	34	25
Latin America	985,935	885,572	832,445	11	6
Total property	5,713,126	4,680,388	4,006,854	22	17
Services	72,542	91,128	93,194	(20)	(2)
Total revenues	$5,785,668	$4,771,516	$4,100,048	21%	16%

Year ended December 31, 2016 - Revenue
U.S. property segment revenue growth of $212.5 million, or 7%, was attributable to:

•	Tenant billings growth of $257.1 million, which was driven by:

•	$128.8 million due to colocations and amendments;

•	$91.3 million generated from newly acquired or constructed sites, including sites associated with the Verizon Transaction;

•	$34.1 million from contractual escalations, net of churn; and

•	$2.9 million from other tenant billings.
Segment revenue growth was partially offset by a decrease of $44.6 million, primarily due to the impact of straight-line accounting.

Asia property segment revenue growth of $585.4 million, or 242%, was attributable to:

•	Tenant billings growth of $368.9 million, which was driven by:

•	$341.2 million generated from newly acquired sites, primarily due to the Viom Acquisition;

•	$22.2 million due to colocations and amendments;

•	$8.6 million generated from newly constructed sites;

•	Partially offset by,

▪	A decrease of $2.2 million from churn in excess of contractual escalations;

▪	A decrease of $0.9 million from other tenant billings;

•	Pass-through revenue growth of $243.6 million, primarily due to the Viom Acquisition; and
• $6.3 million of other revenue growth, primarily due to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $33.4 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

EMEA property segment revenue growth of $134.4 million, or 34%, was attributable to:

•	Tenant billings growth of $124.1 million, which was driven by:

•	$82.8 million generated from newly acquired or constructed sites, including sites acquired from Airtel in Nigeria;

•	$22.1 million due to colocations and amendments;

•	$17.4 million from contractual escalations, net of churn;

•	$1.8 million from other tenant billings; and

•	Pass-through revenue growth of $65.6 million;

•	Partially offset by a decrease of $4.6 million, attributable in part to the impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $50.7 million attributable to the negative impact of foreign currency translation, which included, among others, $29.0 million related to fluctuations in Nigerian Naira (“NGN”), $12.1 million related to fluctuations in South African Rand (“ZAR”) and $5.5 million related to fluctuations in Ghanaian Cedi (“GHS”).

Latin America property segment revenue growth of $100.4 million, or 11%, was attributable to:

•	Tenant billings growth of $131.3 million, which was driven by:

•	$49.5 million generated from newly acquired or constructed sites;

•	$42.5 million from contractual escalations, net of churn;

•	$37.2 million due to colocations and amendments;

•	$2.1 million from other tenant billings;

•	Pass-through revenue growth of $60.6 million; and

•
An increase of $5.7 million in other revenue, primarily due to a $12.8 million impact of straight-line accounting offset in part by a $7.0 million reduction in revenue resulting from a judicial reorganization of a tenant in Brazil.

Segment revenue growth was partially offset by a decrease of $97.2 million attributable to the negative impact of foreign currency translation, which included, among others, $57.5 million related to fluctuations in Mexican Pesos (“MXN”), $28.2 million related to fluctuations in Brazilian Reais (“BRL”) and $9.4 million related to fluctuations in Colombian Peso (“COP”).

The decrease in services segment revenue of $18.6 million, or 20%, was primarily attributable to a decrease in zoning, permitting and site acquisition projects.

Year ended December 31, 2015 - Revenue
U.S. property segment revenue growth of $517.7 million, or 20%, was attributable to:

•	Tenant billings growth of $458.6 million, which was driven by:

•	$296.5 million generated from newly acquired sites, primarily due to the Verizon Transaction;

•	$141.3 million due to colocations and amendments;

•	$19.0 million from contractual escalations, net of churn;

•	$7.2 million generated from newly constructed sites;

•	Partially offset by a decrease of $5.4 million in other tenant billings; and

•	$59.1 million of other revenue growth, attributable in part to the impact of straight-line accounting.

Asia property segment revenue growth of $22.7 million, or 10%, was attributable to:

•	Tenant billings growth of $25.7 million, which was driven by:

•	$11.2 million generated from newly acquired or constructed sites;

•	$17.4 million due to colocations and amendments;

•	Partially offset by,

▪	A decrease of $2.8 million from churn in excess of contractual escalations;

▪	A decrease of $0.1 million from other tenant billings;

•	Pass-through revenue growth of $9.2 million; and
• $0.2 million of other revenue growth, primarily due to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $12.4 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $80.0 million, or 25%, was attributable to:

•	Tenant billings growth of $113.6 million, which was driven by:

•	$80.5 million generated from newly acquired or constructed sites;

•	$16.7 million due to colocations and amendments;

•	$16.4 million from contractual escalations, net of churn; and

•	Pass-through revenue growth of $33.1 million;

•	Partially offset by a decrease of $4.4 million, primarily due to the $3.4 million impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $62.3 million attributable to the negative impact of foreign currency translation, which included $24.5 million related to fluctuations in GHS, $13.8 million related to fluctuations in ZAR, $13.1 million related to fluctuations in Ugandan Shilling (“UGX”) and $10.9 million related to fluctuations in Euro.

Latin America property segment revenue growth of $53.1 million, or 6%, was attributable to:

•	Tenant billings growth of $204.4 million, which was driven by:

•	$134.4 million generated from newly acquired or constructed sites, primarily due to the TIM Celular S.A. (“TIM”) acquisition;

•	$41.6 million due to colocations and amendments;

•	$24.5 million from contractual escalations, net of churn;

•	$3.9 million from other tenant billings;

•	Pass-through revenue growth of $103.3 million; and

•	An increase of $13.2 million in other revenue, primarily due to a $14.5 million impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $267.8 million attributable to the negative impact of foreign currency translation, which included, among others, $168.3 million related to fluctuations in BRL, $63.9 million related to fluctuations in MXN and $28.5 million related to fluctuations in COP.

The decrease in services segment revenue of $2.1 million, or 2%, was primarily attributable to a decrease in structural engineering services.

Gross Margin

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Property
U.S.	$2,636,630	$2,479,002	$2,124,048	6%	17%
Asia	361,689	115,349	97,769	214	18
EMEA	305,815	231,272	188,339	32	23
Latin America	659,008	592,152	552,465	11	7
Total property	3,963,142	3,417,775	2,962,621	16	15
Services	45,535	58,135	55,546	(22)%	5%

Year ended December 31, 2016 - Gross Margin

•
The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $54.9 million. Direct expense growth was primarily due to sites associated with the Verizon Transaction.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $18.6 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $357.7 million. Direct expense growth was primarily due to sites associated with the Viom Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $32.8 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $92.7 million. Direct expense growth was primarily due to sites acquired from Airtel.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $32.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $65.6 million. Direct expense growth was primarily due to newly acquired or constructed sites.

•	The decrease in services segment gross margin was attributable to the decrease in revenue described above.

Year ended December 31, 2015 - Gross Margin

•
The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $162.8 million. Direct expense growth was primarily due to sites associated with the Verizon Transaction.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $6.5 million attributable to the impact of foreign currency translation on direct expenses. Gross margin growth was partially offset by an increase in direct expenses of $11.6 million. Direct expense growth was primarily due to newly acquired or constructed sites.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $23.9 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $61.0 million. Direct expense growth was primarily due to sites acquired from Airtel.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $95.5 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $109.6 million. Direct expense growth was primarily due to sites acquired from TIM.

•	The increase in services segment gross margin was primarily attributable to efficiencies in our tower services.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Property
U.S.	$147,559	$138,617	$124,944	6%	11%
Asia	48,238	22,771	19,632	112	16
EMEA	60,903	48,672	39,553	25	23
Latin America	60,690	62,111	66,890	(2)	(7)
Total property	317,390	272,171	251,019	17	8
Services	12,510	15,724	12,469	(20)	26
Other (1)	213,495	209,940	183,054	2	15
Total selling, general, administrative and development expense	$543,395	$497,835	$446,542	9%	11%
_______________

(1)	Certain expenses previously reflected in segment SG&A for the year ended December 31, 2014 have been reclassified and are now reflected as Other SG&A.

Year Ended December 31, 2016 - SG&A

•
The increases in each of our U.S., Asia and EMEA property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated the Viom Acquisition in our Asia property segment. The EMEA property segment SG&A increase also included an increase in bad debt expense of $2.2 million and was partially offset by the impact of foreign currency fluctuations. The increase in the Asia property segment SG&A was partially offset by the reversal of bad debt expense of $1.4 million.

•
The decrease in our Latin America property segment SG&A was primarily due to the impacts of foreign currency fluctuations and a decrease in bad debt expense, partially offset by increased personnel costs to support the growth of our business.

•	The decrease in our services segment SG&A was primarily attributable to a decrease in personnel costs from a lower volume of business in our tower services group.

•
The increase in other SG&A of $4.6 million was attributable to an increase in corporate and international headquarters SG&A, partially offset by a decrease in stock-based compensation expense of $1.0 million.

Year Ended December 31, 2015 - SG&A

•
The increases in our U.S., Asia and EMEA property segments’ SG&A were primarily driven by increasing personnel costs to support our business, including additional costs associated with transactions such as the Verizon Transaction in the U.S. and the Airtel acquisition in EMEA. The EMEA property SG&A increase included an increase in bad debt expense and was partially offset by a decrease attributable to the impacts of foreign currency fluctuations.

•
The decrease in our Latin America property segment SG&A was primarily due to the impact of foreign currency fluctuations, partially offset by increased personnel costs to support the growth of our business and an increase in bad debt expense.

•	The increase in services segment SG&A was primarily due to increased personnel costs.

•
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

Operating Profit

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Property
U.S.	$2,489,071	$2,340,385	$1,999,104	6%	17%
Asia	313,451	92,578	78,137	239	18
EMEA	244,912	182,600	148,786	34	23
Latin America	598,318	530,041	485,575	13	9
Total property	3,645,752	3,145,604	2,711,602	16	16
Services	33,025	42,411	43,077	(22)%	(2)%

Year Ended December 31, 2016 - Operating Profit

The growth in operating profit for each of our property segments was primarily attributable to an increase in our segment gross margin. The increases in our U.S., Asia and EMEA property segments were partially offset by increases in our segment SG&A. The growth in operating profit in our Latin America property segment was also attributable to a slight decrease in our segment SG&A.

The decrease in operating profit for our services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.

Year Ended December 31, 2015 - Operating Profit

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

Depreciation, Amortization and Accretion

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Depreciation, amortization and accretion	$1,525,635	$1,285,328	$1,003,802	19%	28%

The increases in depreciation, amortization and accretion expense were primarily attributable to costs associated with the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Other operating expenses	$73,220	$66,696	$68,517	10%	(3)%

The increase in other operating expenses for the year ended December 31, 2016 was primarily attributable to an increase of $23.8 million in losses on sales or disposals of assets and impairments, partially offset by a decrease of $17.3 million in integration, acquisition and merger related expenses.

The decrease in other operating expenses for the year ended December 31, 2015 was primarily attributable to a net decrease of $3.1 million in integration, acquisition and merger related expenses, partially offset by an increase of $1.3 million in losses on sales or disposals of assets and impairments.

Total Other Expense

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Total Other expense	$727,169	$782,827	$621,218	(7)%	26%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The decrease in total other expense during the year ended December 31, 2016 was primarily due to foreign currency losses of $48.9 million in the current period, compared to foreign currency losses of $134.7 million in the prior-year period, and a gain on retirement of long-term obligations of $1.2 million in the current period attributable to the repayment of the Secured Cellular Site Revenue Notes, Series 2012-1 Class A and the Secured Cellular Site Revenue Notes, Series 2010-1, Class C compared to the year ended December 31, 2015, where we recorded a loss of $79.6 million, primarily due to the redemption of the 7.000% senior notes due 2017 and 4.625% senior notes due 2015. This decrease was partially offset by incremental interest expense of $121.2 million, due to an increase of $2.1 billion in our average debt outstanding and an increase in our annualized weighted average cost of borrowing from 3.67% to 3.92%.

The increase in total other expense during the year ended December 31, 2015 was primarily due to foreign currency losses of $134.7 million in the year ended December 31, 2015, compared to foreign currency losses of $63.2 million in the prior-year period, and a loss on retirement of long-term obligations of $79.6 million during the year ended December 31, 2015, primarily due to the redemption of the 7.000% senior notes due 2017 and 4.625% senior notes due 2015, compared to the year ended December 31, 2014, where we recorded a loss of $3.5 million. The increase in total other expense was also attributable to incremental interest expense of $15.7 million, due to an increase of $1.9 billion in our average debt outstanding, partially offset by a decrease in our annualized weighted average cost of borrowing from 4.06% to 3.67%.

Income Tax Provision

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Income tax provision	$155,501	$157,955	$62,505	(2)%	153%
Effective tax rate	13.8%	19.0%	7.2%

As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations. Consequently, the effective tax rate (“ETR”) on income from continuing operations for each of the years ended December 31, 2016, 2015 and 2014 differs from the federal statutory rate.

The decrease in the income tax provision for the year ended December 31, 2016 was primarily attributable to the non-recurrence of the one-time charge related to the MIPT tax election described below, offset by an increase in 2016 foreign taxable earnings, largely due to the Viom Acquisition, as well as uncertain tax positions.

Effective July 25, 2015, we filed a tax election, pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes. In connection with this and related elections, we incurred a one-time cash tax charge of $93.0 million and a one-time deferred income tax benefit of $5.8 million in the year ended December 31, 2015. We also recorded a charge of $13.1 million resulting from a change in income tax law in Ghana. These items caused an increase in the income tax provision for the year ended December 31, 2015.

Net Income / Adjusted EBITDA and Net Income / NAREIT FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Net income	$970,359	$672,007	$803,199	44%	(16)%
Income tax provision	155,501	157,955	62,505	(2)	153
Other expense	47,790	134,960	62,060	(65)	117
(Gain) loss on retirement of long-term obligations	(1,168)	79,606	3,473	(101)	2,192
Interest expense	717,125	595,949	580,234	20	3
Interest income	(25,618)	(16,479)	(14,002)	55	18
Other operating expenses	73,220	66,696	68,517	10	(3)
Depreciation, amortization and accretion	1,525,635	1,285,328	1,003,802	19	28
Stock-based compensation expense	89,898	90,537	80,153	(1)	13
Adjusted EBITDA	$3,552,742	$3,066,559	$2,649,941	16%	16%

	Year Ended December 31,			Percent Change 2016 vs 2015	Percent Change 2015 vs 2014
	2016	2015	2014
Net income	$970,359	$672,007	$803,199	44%	(16)%
Real estate related depreciation, amortization and accretion	1,358,927	1,128,340	878,714	20	28
Losses from sale or disposal of real estate and real estate related impairment charges	54,465	29,427	18,160	85	62
Dividends on preferred stock	(107,125)	(90,163)	(23,888)	19	277
Adjustments for unconsolidated affiliates and noncontrolling interest	(88,133)	(6,429)	(1,815)	(1,271)	(254)
NAREIT FFO attributable to American Tower Corporation common stockholders	$2,188,493	$1,733,182	$1,674,370	26	4
Straight-line revenue	(131,660)	(154,959)	(123,716)	(15)	25
Straight-line expense	67,764	56,076	38,378	21	46
Stock-based compensation expense	89,898	90,537	80,153	(1)	13
Deferred portion of income tax	59,260	897	(6,707)	6,506	113
Non-real estate related depreciation, amortization and accretion	166,708	156,988	125,088	6	26
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	23,139	22,575	8,622	2	162
Other expense (1)	47,790	134,960	62,060	(65)	117
(Gain) loss on retirement of long-term obligations	(1,168)	79,606	3,473	(101)	2,192
Other operating expenses (2)	18,755	37,269	50,357	(50)	(26)
Capital improvement capital expenditures	(110,249)	(89,867)	(75,041)	23	20
Corporate capital expenditures	(16,438)	(16,447)	(24,146)	—	(32)
Adjustments for unconsolidated affiliates and noncontrolling interest	88,133	6,429	1,815	1,271	254
MIPT one-time cash tax charge (3)	—	93,044	—	(100)	N/A
Consolidated AFFO	$2,490,425	$2,150,290	$1,814,706	16%	18%
Adjustments for unconsolidated affiliates and noncontrolling interests (4)	(90,266)	(33,982)	(23,554)	166%	44%
AFFO attributable to American Tower Corporation common stockholders	$2,400,159	$2,116,308	$1,791,152	13%	18%
_______________

(1)	Primarily includes realized and unrealized losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes acquisition-related costs and integration costs.

(3)
As the one-time tax charge incurred in connection with the MIPT tax election is nonrecurring, we do not believe it is an indication of our operating performance and believe it is more meaningful to present AFFO excluding this impact. Accordingly, we present AFFO for the year ended December 31, 2015 before this charge.

(4)	Includes adjustments for the impact on both NAREIT FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Year Ended December 31, 2016 - Adjusted EBITDA & AFFO metrics

The increase in net income was primarily due to an increase in our operating profit, a decrease in foreign currency losses included in other expense, a reduction of $80.8 million in loss on retirement of long-term obligations, partially offset by increases in depreciation, amortization and accretion expense and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $46.6 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, partially offset by increases in cash paid for interest and income taxes, other than the MIPT one-time cash tax charge, and an increase in capital improvement expenditures.

Year Ended December 31, 2015 - Adjusted EBITDA & AFFO metrics

The decrease in net income was primarily due to increases in depreciation, amortization and accretion expense, income tax provision, loss on retirement of long-term obligations, other expense, other SG&A and interest expense, which were partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $41.1 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the year ended December 31, 2015 was primarily attributable to the increase in our operating profit and was partially offset by increases in dividends on preferred stock, corporate SG&A and a net increase in capital improvement and corporate capital expenditures.

Liquidity and Capital Resources
Overview
During the year ended December 31, 2016, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2016 financing transactions included:

•
Registered public offerings of $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of 4.400% senior unsecured notes due 2026 (the “4.400% Notes”).

•	A registered public offering of $1.0 billion aggregate principal amount of 3.375% senior unsecured notes due 2026 (the “3.375% Notes”).

•
Registered public offerings of $600.0 million aggregate principal amount of 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) and $400.0 million aggregate principal amount of 3.125% senior unsecured notes due 2027 (the “3.125% Notes”).

•
Amendment of our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), our senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and our unsecured term loan entered into in October 2013, as amended (the “Term Loan”) to, among other things, extend the maturity dates by one year.

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes our liquidity as of December 31, 2016 (in thousands):

Available under the 2013 Credit Facility	$2,210,025
Available under the 2014 Credit Facility	615,000
Letters of credit	(10,512)
Total available under credit facilities, net	2,814,513
Cash and cash equivalents (1)	787,161
Total liquidity	$3,601,674
_______________

(1)	Includes $238.7 million from the establishment of our joint venture, ATC Europe, to which we contributed our German business in exchange for an investment from our partner, PGGM.
Subsequent to December 31, 2016, we had net borrowings of $1.0 billion under the 2013 Credit Facility and the 2014 Credit Facility, which we used to fund the acquisition of FPS in France, the redemption of all outstanding 7.25% senior unsecured notes due 2019 (the “7.25% Notes”), the repayment of all amounts outstanding under the 2012 GTP Notes and the Unison Notes and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in thousands):

	2016	2015	2014
Net cash provided by (used for):
Operating activities	$2,703,604	$2,183,052	$2,134,589
Investing activities	(2,107,446)	(7,741,735)	(1,949,548)
Financing activities	(99,294)	5,589,101	(134,591)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(30,389)	(23,224)	(30,534)
Net increase in cash and cash equivalents	$466,475	$7,194	$19,916
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

As of December 31, 2016, we had total outstanding indebtedness of $18.7 billion, with a current portion of $238.8 million. During the year ended December 31, 2016, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2017 will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of December 31, 2016, we had $423.0 million of cash and cash equivalents held by our foreign subsidiaries, of which $183.9 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.
Cash Flows from Operating Activities

For the year ended December 31, 2016, cash provided by operating activities increased $520.6 million as compared to the year ended December 31, 2015. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2015, include:

•	An increase in our operating profit of $490.8 million;

•	An increase of approximately $67.1 million in cash paid for interest; and

•	A decrease of approximately $60.8 million in cash paid for taxes.
For the year ended December 31, 2015, cash provided by operating activities increased $48.5 million as compared to the year ended December 31, 2014. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2014, include:

•	An increase in our operating profit of $433.3 million;

•	An increase of approximately $87.8 million in cash paid for taxes, driven primarily by the MIPT one-time cash tax charge of $93.0 million;

•	A decrease in capital contributions, tenant settlements and other prepayments of approximately $99.0 million;

•	An increase of approximately $29.9 million in cash paid for interest;

•	A decrease of approximately $34.9 million in termination and decommissioning fees;

•	A decrease of approximately $49.0 million in tenant receipts due to timing; and

•	A decrease due to the non-recurrence of a 2014 value added tax refund of approximately $60.3 million.
Cash Flows from Investing Activities

Our significant investing activities during the year ended December 31, 2016 are highlighted below:

•	We spent approximately $1.1 billion for the Viom Acquisition.

•	We spent $701.4 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$149.7
Ground lease purchases	153.3
Capital improvements and corporate expenditures (2)	126.7
Redevelopment	147.4
Start-up capital projects	124.3
Total capital expenditures	$701.4
_______________

(1)	Includes the construction of 1,869 communications sites globally.

(2)
Includes $18.9 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes and capital leases in the cash flow from financing activities in our consolidated statement of cash flows.

Our significant investing transactions in 2015 included the following:

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

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy our capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2017 total capital expenditures will be between $800 million and $900 million, as follows (in millions):

Discretionary capital projects (1)	$145	to	$175
Ground lease purchases	150	to	160
Capital improvements and corporate expenditures	155	to	165
Redevelopment	185	to	215
Start-up capital projects	165	to	185
Total capital expenditures	$800	to	$900
_______________

(1)	Includes the construction of approximately 2,500 to 3,500 communications sites globally.

Cash Flows from Financing Activities

Our significant financing transactions were as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Proceeds from issuance of senior notes, net	$3,236.4	$1,492.3	$1,415.8
(Repayments of) proceeds from credit facilities, net	(1,277.1)	2,105.0	(841.0)
(Repayments of) proceeds from term loan	(1,000.0)	500.0	—
Distributions paid on common and preferred stock	(993.2)	(795.5)	(420.6)
Repayments of securitized notes	(161.1)	(964.9)	—
Proceeds from the issuance of common stock, net	—	2,440.3	—
Proceeds from the issuance of preferred stock, net	—	1,337.9	583.1
Proceeds from issuance of securitized notes	—	875.0	—
Repayment of senior notes	—	(1,100.0)	—

Senior Notes

3.300% Notes and 4.400% Notes Offerings. On January 12, 2016, we completed registered public offerings of the 3.300% Notes and the 4.400% Notes. The net proceeds from these offerings were approximately $1,237.2 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility and for general corporate purposes.
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

3.375% Notes Offering. On May 13, 2016, we completed a registered public offering of the 3.375% Notes. The net proceeds from this offering were approximately $981.5 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

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

2.250% Notes and 3.125% Notes Offerings. On September 30, 2016, we completed registered public offerings of the 2.250% Notes and the 3.125% Notes. The net proceeds from these offerings were approximately $990.6 million, after deducting commissions and estimated expenses. We used the proceeds to repay existing indebtedness under the Term Loan.

The 2.250% Notes will mature on January 15, 2022 and bear interest at a rate of 2.250% per annum. The 3.125% Notes will mature on January 15, 2027 and bear interest at a rate of 3.125% per annum. Accrued and unpaid interest on the notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2017. Interest on the notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on September 30, 2016. We entered into interest rate swaps, which were designated as fair value hedges at inception, to hedge against changes in fair value of the debt under the 2.250% Notes resulting from changes in interest rates. As of December 31, 2016, the interest rate on the 2.250% Notes, after giving effect to the interest rate swap agreements, was 1.97%.

We may redeem each series of notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 3.300% Notes on or after January 15, 2021, the 4.400% Notes on or after November 15, 2025, the 3.375% Notes on or after July 15, 2026 or the 3.125% Notes on or after October 15, 2026, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

Each applicable supplemental indenture for the notes contains certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we, and our subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Redemption of 7.25% Senior Notes. On February 10, 2017, we redeemed all of the outstanding 7.25% Notes. In accordance with the redemption provisions and the indenture for the 7.25% Notes, the 7.25% Notes were redeemed at a price equal to 112.0854% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 10, 2017, for an aggregate redemption price of $341.4 million, including $5.1 million of accrued and unpaid interest, which was funded with borrowings under the 2013 Credit Facility and cash on hand. Upon completion of this redemption, none of the 7.25% Notes remained outstanding.

Bank Facilities
In November 2016, we entered into amendment agreements (the “Credit Facility Amendments”) with respect to the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan, which, among other things, (i) extend the maturity dates by one year to June 28, 2020, January 31, 2022 and January 31, 2022, respectively, (ii) increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2013 Credit Facility and the 2014 Credit Facility) to $4.25 billion and $3.00 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively, (iii) amend the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (x) $2.25 billion and (y) 50% of Adjusted EBITDA (as defined in the agreements for each of the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan) of us and our subsidiaries on a consolidated basis and (iv) amend the limitation of our permitted ratio of Total Debt to Adjusted EBITDA (each as defined in the agreements for each of the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan) to be no greater than (x) 6.00 to 1.00 as of the end of each fiscal quarter or (y) 7.00 to

1.00 as of the specified time periods after the occurrence of a Qualified Acquisition (as defined in each of the Credit Facility Amendments).

2013 Credit Facility. We have the ability to borrow up to $2.75 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2016, we borrowed an aggregate of $1.9 billion, which included borrowings of 38.0 million Euro ($42.9 million at the date of borrowing) by one of our Germany subsidiaries, and repaid an aggregate of $2.6 billion of revolving indebtedness. We primarily used the borrowings to fund the Viom Acquisition and for general corporate purposes. We currently have $3.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. We have the ability to borrow up to $2.0 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2016, we borrowed an aggregate of $245.0 million and repaid an aggregate of $840.0 million of revolving indebtedness. We currently have $7.3 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

Term Loan. During the year ended December 31, 2016, we repaid $1.0 billion of indebtedness under the Term Loan.

The Term Loan, the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rates range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current margin over LIBOR and the base rate for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility is 1.250% and 0.250%, respectively.
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
India indebtedness. Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2016 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	31,326	$461.2	8.15% - 11.15%	March 31, 2017 - November 30, 2024
Debenture	6,000	$88.3	9.90%	April 28, 2020
Working capital facilities	0	$0	8.70% - 11.70%	January 31, 2017 - October 23, 2017

The India indebtedness includes several term loans, ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement) or base rate, plus a spread. Interest rates on the term loans are fixed until certain reset dates. Generally, the term loans can be repaid without penalty on the reset dates; repayments at dates other than the reset dates are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and 36 months after the initial disbursement of funds.

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
The India indebtedness includes several working capital facilities, most of which are subject to annual renewal, and which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that are comprised of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement) or base rate, plus a spread. Generally, the working capital facilities are payable on demand prior to maturity.
Viom preference shares. As of December 31, 2016, ATC TIPL had 166,666,666 mandatorily redeemable preference shares (the “Preference Shares”) outstanding, which are required to be redeemed in cash. Accordingly, we recognized debt of 1.67 billion INR ($24.5 million) related to the Preference Shares.
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
Stock Repurchase Program. In March 2011, our Board of Directors approved a $1.5 billion stock repurchase program, pursuant to which we are authorized to purchase up to an additional $1.1 billion of our common stock. Since September 2013, we have temporarily suspended repurchases under the program. However, we may, at any time, elect to resume repurchases under the program.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2016, we received an aggregate of $92.5 million in proceeds upon exercises of stock options and from the ESPP.
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
We have two series of preferred stock outstanding, the Series A Preferred Stock, with a dividend rate of 5.25%, and the Series B Preferred Stock, with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the year ended December 31, 2016, we paid dividends of $5.25 per share, or $31.5 million, to holders of record of the Series A Preferred Stock and $55.00 per share, or $75.6 million, to holders of record of the Series B Preferred Stock.

In addition, on February 15, 2017, we paid dividends of $1.3125 per share, or $7.9 million, to Series A preferred stockholders of record at the close of business on February 1, 2017 and $13.75 per share, or $18.9 million, to Series B preferred stockholders of record at the close of business on February 1, 2017.
During the year ended December 31, 2016, we paid $2.08 per share, or $883.7 million, to common stockholders of record. In addition, we declared a distribution of $0.58 per share, or $247.7 million, payable on January 13, 2017 to our common stockholders of record at the close of business on December 28, 2016.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of December 31, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $6.7 million. During the year ended December 31, 2016, we paid $2.4 million of distributions upon the vesting of restricted stock units.

For more details on the cash distributions paid to our common and preferred stockholders during the year ended December 31, 2016, see note 15 to our consolidated financial statements included in this Annual Report.
Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt, including current portion:
American Tower subsidiary debt:
Series 2013-1A Securities (1)	$—	$500,000	$—	$—	$—	$—	$500,000
Series 2013-2A Securities (2)	—	—	—	—	—	1,300,000	1,300,000
Series 2015-1 Notes (3)	—	—	—	350,000	—	—	350,000
Series 2015-2 Notes (4)	—	—	—	—	—	525,000	525,000
2012 GTP Notes (5)	751	—	172,987	—	—	—	173,738
Unison Notes (6)	—	—	—	129,000	—	—	129,000
India indebtedness (7)	158,876	73,211	67,323	139,217	31,008	79,893	549,528
Viom preference shares (8)	12,269	12,268	—	—	—	—	24,537
Shareholder loans (9)	—	—	151,045	—	—	—	151,045
Other subsidiary debt (10)	49,012	51,234	55,611	58,826	38,340	34,712	287,735
Total American Tower subsidiary debt	220,908	636,713	446,966	677,043	69,348	1,939,605	3,990,583
American Tower Corporation debt:
Term Loan	—	—	—	—	—	1,000,000	1,000,000
2013 Credit Facility	—	—	—	539,975	—	—	539,975
2014 Credit Facility	—	—	—	—	—	1,385,000	1,385,000
4.500% senior notes	—	1,000,000	—	—	—	—	1,000,000
3.40% senior notes	—	—	1,000,000	—	—	—	1,000,000
7.25% senior notes (11)	—	—	300,000	—	—	—	300,000
2.800% senior notes	—	—	—	750,000	—	—	750,000
5.050% senior notes	—	—	—	700,000	—	—	700,000
3.300% senior notes	—	—	—	—	750,000	—	750,000
3.450% senior notes	—	—	—	—	650,000	—	650,000
5.900% senior notes	—	—	—	—	500,000	—	500,000
2.250% senior notes	—	—	—	—	—	600,000	600,000
4.70% senior notes	—	—	—	—	—	700,000	700,000
3.50% senior notes	—	—	—	—	—	1,000,000	1,000,000
5.00% senior notes	—	—	—	—	—	1,000,000	1,000,000
4.000% senior notes	—	—	—	—	—	750,000	750,000
4.400% senior notes	—	—	—	—	—	500,000	500,000
3.375% senior notes	—	—	—	—	—	1,000,000	1,000,000
3.125% senior notes	—	—	—	—	—	400,000	400,000
Total American Tower Corporation debt	—	1,000,000	1,300,000	1,989,975	1,900,000	8,335,000	14,524,975
Long-term obligations, excluding capital leases	220,908	1,636,713	1,746,966	2,667,018	1,969,348	10,274,605	18,515,558
Cash interest expense	724,733	659,505	594,039	501,546	410,891	743,608	3,634,322
Capital lease payments (including interest)	27,936	23,724	21,985	18,410	14,227	162,765	269,047
Total debt service obligations	973,577	2,319,942	2,362,990	3,186,974	2,394,466	11,180,978	22,418,927
Operating lease payments (12)	869,430	846,305	816,357	775,650	736,688	6,637,267	10,681,697
Other non-current liabilities (13)(14)	22,705	20,977	10,124	8,354	3,133	2,577,230	2,642,523
Total	$1,865,712	$3,187,224	$3,189,471	$3,970,978	$3,134,287	$20,395,475	$35,743,147
_______________

(1)	Represents anticipated repayment date; final legal maturity is March 15, 2043.

(2)	Represents anticipated repayment date; final legal maturity is March 15, 2048.

(3)	Represents anticipated repayment date; final legal maturity is June 15, 2045.

(4)	Represents anticipated repayment date; final legal maturity is June 15, 2050.

(5)
Secured debt assumed by us in connection with our acquisition of MIPT. Maturity date represents anticipated repayment date; final legal maturity is March 15, 2042. On February 15, 2017, we repaid all amounts outstanding under the 2012 GTP Notes.

(6)	Secured debt assumed by us in connection with the Unison Acquisition; final legal maturity date is April 15, 2040. On February 15, 2017, we repaid all amounts outstanding under the Unison Notes.

(7)
Debt includes India working capital facility, remaining debt assumed by us in connection with the Viom Acquisition and debt that has been entered into by ATC TIPL. Maturity dates begin March 31, 2017. Denominated in INR.

(8)	Preference Shares classified as debt, assumed by us in connection with the Viom Acquisition. The shares are to be redeemed in equal parts on March 26, 2017 and March 26, 2018.

(9)
Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan was denominated in USD. Effective January 1, 2017, this loan, which had an outstanding balance of $80.0 million, was converted by the holder to a new shareholder note for $31.8 million, bearing interest at 16.6% per annum. The remaining balance of the Uganda loan was converted into equity.

(10)
Includes the BR Towers debentures, which are denominated in BRL and amortize through October 15, 2023, the South African credit facility, which is denominated in ZAR and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in COP and amortizes through April 24, 2021 and the Brazil credit facility, which is denominated in BRL and matures on January 15, 2022.

(11)	On February 10, 2017, we redeemed all of the outstanding 7.25% Notes.

(12)
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

(14)
Excludes $54.0 million of liabilities for unrecognized tax positions and $20.8 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Factors Affecting Sources of Liquidity

Our liquidity depends upon our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Internally Generated Funds. Because the majority of our tenant leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2016 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of December 31, 2016, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended December 31, 2016 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $3.8	~ $0.6
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $7.1 (4)	~ $2.4 (4)
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

Restrictions Under Agreements Relating to the 2015 Securitization and the 2013 Securitization. The indenture and related supplemental indentures governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in the 2015 Securitization and the loan agreement related to the 2013 Securitization include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) and GTP Acquisition Partners are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, and can then be distributed to, and used by, us. As of December 31, 2016, $99.5 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2016	DSCR as of December 31, 2016	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$182.3	8.12x	$182.2	$186.2
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$564.0	11.69x	$499.5	$506.7
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of December 31, 2016 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)
Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period”, all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 2015 Secured Sites or the 2013 Secured Towers, respectively, in which case we could lose such sites and the revenue associated with those assets.

As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital for these purposes, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, pay preferred stock dividends or refinance our existing indebtedness.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2016. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
We review our tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. We assess recoverability by determining whether the carrying amount of the tenant-related intangible assets will be recovered primarily through projected undiscounted future cash flows.

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
During the year ended December 31, 2016, no potential impairment was identified under the first step of the test. The fair value of each of our reporting units was in excess of its carrying amount.

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
We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net decrease in the estimated obligation of $14.1 million during the year ended December 31, 2016. The change in 2016 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•
Acquisitions: For those acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with our results from the dates of the respective acquisitions. Any excess of the purchase price paid over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. We continue to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future tenant cash flows, including rate and terms of renewal and attrition.

•
Revenue Recognition: Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2016, 2015 and 2014 were $131.7 million, $155.0 million and $123.7 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, and 56% of our revenues are derived from four tenants in the industry. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

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

•
Stock-Based Compensation: The fair value of a stock option is determined using a Black-Scholes option-pricing model that takes into account a number of assumptions at the accounting measurement date including the stock price, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected distributions, and the risk-free interest rate over the expected life of the option. These assumptions are highly subjective and could significantly impact the value of the option and the compensation expense. In addition, the amount we record as stock-based compensation expense is impacted by forfeitures, which are accounted for as they occur. The fair value of both time-based and performance-based restricted stock units is based on the fair value of our common stock on the grant date. We also make certain assumptions regarding performance relative to grant parameters applicable to performance-based restricted stock units, which could significantly impact the compensation expense. We recognize stock-based compensation in either selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of our tower assets.

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
The following table provides information as of December 31, 2016 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in thousands, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$189,794	$1,597,903	$1,704,197	$2,078,793	$1,938,636	$7,930,871	$15,440,194	$15,640,366
Weighted-Average Interest Rate (a)	10.30%	3.94%	5.49%	4.28%	4.15%	3.81%
Variable Rate Debt (b)	$49,012	$51,234	$55,611	$598,801	$38,340	$2,419,712	$3,212,710	$3,209,586
Weighted-Average Interest Rate (b)(c)	9.49%	9.45%	9.29%	2.69%	9.39%	2.33%

Interest Rate Swaps
Hedged Variable-Rate Notional Amount	$4,999	$4,999	$4,999	$6,665	$6,665	$—	$28,327	$(3)	(d)
Fixed Rate Debt Rate (e)							9.74%
Hedged Fixed-Rate Notional Amount	$—	$—	$—	$—	$—	$600,000	$600,000	$24,682	(f)
Variable Rate Debt Rate (g)							1.97%
_______________

(a)
Fixed rate debt consisted of: Securities issued in the 2013 Securitization; the 2012 GTP Notes; the 2015 Notes; the Unison Notes; the 4.500% senior notes due 2018; the 3.40% senior notes due 2019; the 7.25% Notes; the 2.800% senior notes due 2020; the 5.050% senior notes due 2020; the 3.300% Notes; the 3.450% senior notes due 2021; the 5.900% senior notes due 2021; the 2.250% Notes; the 4.70% senior notes due 2022; the 3.50% senior notes due 2023; the 5.00% senior notes due 2024; the 4.000% senior notes due 2025; the 4.400% Notes; the 3.375% Notes; the 3.125% Notes; the Ghana loan which matures December 19, 2019; the Uganda loan which matures on June 29, 2019; the India indebtedness, with maturity dates ranging from March 30, 2017 to November 30, 2024; and other debt including capital leases.

(b)
Variable rate debt consisted of: the Term Loan, which matures on January 31, 2022; the 2014 Credit Facility, which matures on January 31, 2022; the 2013 Credit Facility, which matures on June 28, 2020; the BR Towers debentures, which amortize through October 15, 2023, the South African credit facility, which amortizes through December 17, 2020; the Colombian credit facility, which amortizes through April 24, 2021; and the Brazil credit facility, which matures on January 15, 2022.

(c)	Based on rates effective as of December 31, 2016.

(d)	As of December 31, 2016, the interest rate swap agreement in Colombia was included in Notes receivable and other non-current assets on the consolidated balance sheet.

(e)
Represents the fixed rate of interest based on contractual notional amount as a percentage of the total notional amount. The interest rate is comprised of fixed interest of 5.74%, per the interest rate agreement, and a fixed margin of 4.00%, per the loan agreement for the Colombian credit facility.

(f)	As of December 31, 2016, the interest rate swap agreement in the U.S. was included in Other non-current liabilities on the consolidated balance sheet.

(g)	Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.

Interest Rate Risk
As of December 31, 2016, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $28.3 million and an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2016 consisted of $1,385.0 million under the 2014 Credit Facility, $540.0 million under the 2013 Credit Facility, $1,000.0 million under the Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $84.7 million under the South African credit facility, $28.3 million under the Colombian credit facility after giving effect to our interest rate swap agreements, $101.0 million under the BR Towers debentures and $45.3 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $10.0 million of interest expense for the year ended December 31, 2016.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2016, 40% of our revenues and 45% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2016, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $38.0 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2016.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2016 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. As discussed in Item 1 of this Annual Report under the caption “Business” and in note 6 to our consolidated financial statements included in this Annual Report, we completed our acquisition of Viom (which was subsequently renamed ATC TIPL) in April 2016. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at ATC TIPL, whose financial statements reflect total assets and revenues constituting 12% and 10%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2016.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting at ATC TIPL for the year ended December 31, 2016. We consider ATC TIPL material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of ATC TIPL into our internal control structure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Tower Corporation
Boston, Massachusetts
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ATC Telecom Infrastructure Private Limited (f/k/a Viom Networks Limited), which was acquired on April 21, 2016, and whose financial statements constitute 12% of total assets and 10% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at ATC Telecom Infrastructure Private Limited (f/k/a Viom Networks Limited). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2017

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 17, 2017 are set forth below:

James D. Taiclet, Jr.	56	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	58	Executive Vice President and Chief Financial Officer
Edmund DiSanto	64	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	53	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	55	Executive Vice President and President, U.S. Tower Division
Robert J. Meyer, Jr.	53	Senior Vice President, Finance and Corporate Controller
Amit Sharma	66	Executive Vice President and President, Asia

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot. He holds a Master’s Degree in Public Affairs from Princeton University, where he was awarded a fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet is a member of the Council on Foreign Relations, the Business Roundtable and the Commercial Club of Boston. He also serves as a member of the Executive Board of the National Association of Real Estate Investment Trusts (NAREIT), the Board of Trustees of Brigham and Women’s Healthcare, Inc., in Boston, Massachusetts, and the Advisory Council for the Princeton University Woodrow Wilson School of Public and International Affairs. In August 2015, Mr. Taiclet was appointed to the U.S.-India CEO Forum by the U.S. Department of Commerce.

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer, and assumed the role of Treasurer from February 2012 until December 2013. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. since November 2005. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett currently serves on the board of directors of Equinix, Inc. Mr. Bartlett earned an M.B.A. from Rutgers University, a Bachelor of Science in Engineering from Lehigh University and became a Certified Public Accountant.

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

William H. Hess is our Executive Vice President, International Operations and President, Latin America and EMEA. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed Executive Vice President, General Counsel in September 2002, and in

February 2007, Mr. Hess was appointed Executive Vice President, International Operations. Mr. Hess relinquished the position of General Counsel in April 2007 when he was named President of our Latin American operations. In March 2009, Mr. Hess also became responsible for the Europe, Middle East and Africa (EMEA) territory. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received a J.D. from Vanderbilt University School of Law and is a graduate of Harding University. Mr. Hess is on the Board of Trustees of the U.S.-Africa Business Center for the U.S. Chamber of Commerce and a participant of the World Economic Forum.

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed to his current position. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, while at National Grid, as well as during earlier tenures at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. Mr. Marshall has served as director for WIA - The Wireless Infrastructure Association, formerly known as PCIA, since October 2010, and in April 2011, he was appointed a director of the Competitive Carriers Association, formerly known as the Rural Cellular Association. In January 2017, Mr. Marshall was appointed as a director of CTIA - the Wireless Association. Mr. Marshall earned an M.B.A. from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2017.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2017
James D. Taiclet, Jr.

/S/ THOMAS A. BARTLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Thomas A. Bartlett

/S/ ROBERT J. MEYER, JR	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 27, 2017
Robert J. Meyer, Jr.

/S/ RAYMOND P. DOLAN	Director	February 27, 2017
Raymond P. Dolan

/S/ ROBERT D. HORMATS	Director	February 27, 2017
Robert D. Hormats

/S/ CAROLYN F. KATZ	Director	February 27, 2017
Carolyn F. Katz

/S/ GUSTAVO LARA CANTU	Director	February 27, 2017
Gustavo Lara Cantu

/S/ CRAIG MACNAB	Director	February 27, 2017
Craig Macnab

/S/ JOANN A. REED	Director	February 27, 2017
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Director	February 27, 2017
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 27, 2017
David E. Sharbutt

/S/ SAMME L. THOMPSON	Director	February 27, 2017
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Tower Corporation
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2017

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$787,161	$320,686
Restricted cash	149,281	142,193
Short-term investments	4,026	—
Accounts receivable, net	308,369	227,354
Prepaid and other current assets	441,033	306,235
Total current assets	1,689,870	996,468
PROPERTY AND EQUIPMENT, net	10,517,258	9,866,424
GOODWILL	5,070,680	4,091,805
OTHER INTANGIBLE ASSETS, net	11,274,611	9,837,876
DEFERRED TAX ASSET	195,678	212,041
DEFERRED RENT ASSET	1,289,530	1,166,755
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	841,523	732,903
TOTAL	$30,879,150	$26,904,272
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$118,666	$96,714
Accrued expenses	620,563	516,413
Distributions payable	250,550	210,027
Accrued interest	157,297	115,672
Current portion of long-term obligations	238,806	50,202
Unearned revenue	245,387	211,001
Total current liabilities	1,631,269	1,200,029
LONG-TERM OBLIGATIONS	18,294,659	17,068,807
ASSET RETIREMENT OBLIGATIONS	965,507	856,936
DEFERRED TAX LIABILITY	777,572	106,333
OTHER NON-CURRENT LIABILITIES	1,142,723	959,349
Total liabilities	22,811,730	20,191,454
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,091,220	—
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 shares issued and outstanding; aggregate liquidation value of $1,375,000	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 429,912,536 and 426,695,279 shares issued; and 427,102,510 and 423,885,253 shares outstanding, respectively	4,299	4,267
Additional paid-in capital	10,043,559	9,690,609
Distributions in excess of earnings	(1,076,965)	(998,535)
Accumulated other comprehensive loss	(1,999,332)	(1,836,996)
Treasury stock (2,810,026 shares at cost)	(207,740)	(207,740)
Total American Tower Corporation equity	6,763,895	6,651,679
Noncontrolling interests	212,305	61,139
Total equity	6,976,200	6,712,818
TOTAL	$30,879,150	$26,904,272
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES:
Property	$5,713,126	$4,680,388	$4,006,854
Services	72,542	91,128	93,194
Total operating revenues	5,785,668	4,771,516	4,100,048
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $1,750, $1,614 and $1,397, respectively)	1,762,694	1,275,436	1,056,177
Services (including stock-based compensation expense of $688, $439 and $440, respectively)	27,695	33,432	38,088
Depreciation, amortization and accretion	1,525,635	1,285,328	1,003,802
Selling, general, administrative and development expense (including stock-based compensation expense of $87,460, $88,484 and $78,316, respectively)	543,395	497,835	446,542
Other operating expenses	73,220	66,696	68,517
Total operating expenses	3,932,639	3,158,727	2,613,126
OPERATING INCOME	1,853,029	1,612,789	1,486,922
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1,163, $820 and $1,482, respectively	10,960	11,209	10,547
Interest income	25,618	16,479	14,002
Interest expense	(717,125)	(595,949)	(580,234)
Gain (loss) on retirement of long-term obligations	1,168	(79,606)	(3,473)
Other expense (including unrealized foreign currency losses of $23,439, $71,473 and $49,319, respectively)	(47,790)	(134,960)	(62,060)
Total other expense	(727,169)	(782,827)	(621,218)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,125,860	829,962	865,704
Income tax provision	(155,501)	(157,955)	(62,505)
NET INCOME	970,359	672,007	803,199
Net (income) loss attributable to noncontrolling interests	(13,934)	13,067	21,711
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	956,425	685,074	824,910
Dividends on preferred stock	(107,125)	(90,163)	(23,888)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$849,300	$594,911	$801,022
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$2.00	$1.42	$2.02
Diluted net income attributable to American Tower Corporation common stockholders	$1.98	$1.41	$2.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	425,143	418,907	395,958
DILUTED	429,283	423,015	400,086
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$970,359	$672,007	$803,199
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of tax expense (benefit) of $0, $73 and $(151), respectively	(449)	948	(1,931)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax expense (benefit) of $0, $84 and $(158), respectively	(291)	2,440	3,448
Foreign currency translation adjustments, net of tax expense (benefit) of $3,782, $(24,857) and $(14,247), respectively	(202,819)	(1,078,950)	(526,890)
Other comprehensive loss	(203,559)	(1,075,562)	(525,373)
Comprehensive income (loss)	766,800	(403,555)	277,826
Comprehensive loss attributable to noncontrolling interest	18,218	45,854	64,083
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$785,018	$(357,701)	$341,909

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2014	—	$—	—	$—	397,674,350	$3,976	(2,810,026)	$(207,740)	$5,130,616	$(311,220)	$(1,081,467)	$55,875	$3,590,040
Stock-based compensation related activity	—	—	—	—	1,753,286	18		—	119,716	—	—	—	119,734
Issuance of common stock—stock purchase plan	—	—	—	—	81,115	1		—	5,717	—	—	—	5,718
Issuance of preferred stock	6,000,000	60	—	—	—	—		—	582,599	—	—	—	582,659
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—		—	—	(1,966)	—	35	(1,931)
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—		—	—	3,288	—	160	3,448
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		—	—	(484,323)	—	(42,567)	(526,890)
Contributions from noncontrolling interest	—	—	—	—	—	—		—	—	—	—	123,526	123,526
Distributions to noncontrolling interest	—	—	—	—	—	—		—	—	—	—	(566)	(566)
Purchase of noncontrolling interest	—	—	—	—	—	—		—	(49,862)	—	—	(14,960)	(64,822)
Common stock distributions declared	—	—	—	—	—	—		—	—	—	(556,875)	—	(556,875)
Preferred stock dividends declared	—	—	—	—	—	—		—	—	—	(23,888)	—	(23,888)
Net income (loss)	—	—	—	—	—	—		—	—	—	824,910	(21,711)	803,199
BALANCE, DECEMBER 31, 2014	6,000,000	$60	—	$—	399,508,751	$3,995	(2,810,026)	$(207,740)	$5,788,786	$(794,221)	$(837,320)	$99,792	$4,053,352
Stock-based compensation related activity	—	—	—	—	1,253,236	12		—	117,206	—	—	—	117,218
Issuance of common stock—stock purchase plan	—	—	—	—	83,292	1		—	6,617	—	—	—	6,618
Issuance of common stock	—	—	—	—	25,850,000	259		—	2,440,068	—	—	—	2,440,327
Issuance of preferred stock	—	—	1,375,000	14	—	—		—	1,337,932	—	—	—	1,337,946
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—		—	—	901	—	47	948
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—		—	—	2,494	—	(54)	2,440
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		—	—	(1,046,170)	—	(32,780)	(1,078,950)
Contributions from noncontrolling interest	—	—	—	—	—	—		—	—	—	—	8,073	8,073
Distributions to noncontrolling interest	—	—	—	—	—	—		—	—	—	—	(872)	(872)
Common stock distributions declared	—	—	—	—	—	—		—	—	—	(769,517)	—	(769,517)
Preferred stock dividends declared	—	—	—	—	—	—		—	—	—	(76,772)	—	(76,772)
Net income (loss)	—	—	—	—	—	—		—	—	—	685,074	(13,067)	672,007
BALANCE, DECEMBER 31, 2015	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	1,959,123	19		—	155,052	—	—	—	155,071
Issuance of common stock—stock purchase plan	—	—	—	—	86,947	1		—	7,516	—	—	—	7,517
Issuance of common stock	—	—	—	—	1,171,187	12		—	120,773	—	—	—	120,785
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—		—	—	(449)	—	—	(449)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—		—	—	(291)	—	—	(291)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—		—	—	(170,667)	—	(8,717)	(179,384)
Contributions from noncontrolling interest holders	—	—	—	—	—	—		—	69,609	9,071	—	160,804	239,484
Distributions to noncontrolling interest holders	—	—	—	—	—	—		—	—	—	—	(1,004)	(1,004)
Common stock distributions declared	—	—	—	—	—	—		—	—	—	(927,730)	—	(927,730)
Preferred stock dividends declared	—	—	—	—	—	—		—	—	—	(107,125)	—	(107,125)
Net income	—	—	—	—	—	—		—	—	—	956,425	83	956,508
BALANCE, DECEMBER 31, 2016	6,000,000	$60	1,375,000	$14	429,912,536	$4,299	(2,810,026)	$(207,740)	$10,043,559	$(1,999,332)	$(1,076,965)	$212,305	$6,976,200

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$970,359	$672,007	$803,199
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	1,525,635	1,285,328	1,003,802
Stock-based compensation expense	89,898	90,537	80,153
Decrease in restricted cash	5,256	16,112	7,522
Loss on investments, unrealized foreign currency loss and other non-cash expense	127,377	146,170	64,133
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	50,653	29,852	26,143
(Gain) loss on early retirement of long-term obligations	(1,168)	79,750	3,379
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	17,702	6,932	(4,870)
Deferred income taxes	26,957	7,764	1,384
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,352	(56,312)	(84,529)
Prepaid and other assets	(83,229)	(91,113)	(1,437)
Deferred rent asset	(131,660)	(154,959)	(122,230)
Accounts payable and accrued expenses	(42,862)	95,858	34,711
Accrued interest	34,386	(15,641)	45,514
Unearned revenue	16,557	12,945	218,393
Deferred rent liability	67,764	56,076	38,378
Other non-current liabilities	18,627	1,746	20,944
Cash provided by operating activities	2,703,604	2,183,052	2,134,589
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(682,505)	(728,753)	(974,404)
Payments for acquisitions, net of cash acquired	(1,416,373)	(1,961,056)	(1,010,637)
Payment for Verizon transaction	(4,748)	(5,059,462)	—
Proceeds from sale of assets, net of cash	—	—	15,464
Proceeds from sales of short-term investments and other non-current assets	13,056	1,032,320	1,434,831
Payments for short-term investments	(750)	(1,022,816)	(1,395,316)
Deposits, restricted cash and other	(16,126)	(1,968)	(19,486)
Cash used for investing activities	(2,107,446)	(7,741,735)	(1,949,548)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	—	9,043	—
Borrowings under credit facilities	2,446,845	6,126,618	2,187,000
Proceeds from issuance of senior notes, net	3,236,383	1,492,298	1,415,844
Proceeds from term loan	—	500,000	—
Proceeds from other borrowings	—	54,549	102,070
Proceeds from issuance of securities in securitization transaction	—	875,000	—
Repayments of notes payable, credit facilities, term loan, senior notes and capital leases	(5,093,747)	(6,393,405)	(3,903,144)
Contributions from noncontrolling interest holders, net	238,480	7,201	9,098
Proceeds from stock options and stock purchase plan	92,473	50,716	62,276
Distributions paid on common stock	(886,116)	(710,852)	(404,631)
Distributions paid on preferred stock	(107,125)	(84,647)	(16,013)
Proceeds from the issuance of common stock, net	—	2,440,327	—
Proceeds from the issuance of preferred stock, net	—	1,337,946	583,105
Purchase of preferred stock assumed in acquisition	—	—	(59,111)
Payment for early retirement of long-term obligations	(86)	(85,672)	(11,593)
Deferred financing costs and other financing activities	(26,401)	(30,021)	(34,670)
Purchase of noncontrolling interest	—	—	(64,822)
Cash (used for) provided by financing activities	(99,294)	5,589,101	(134,591)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(30,389)	(23,224)	(30,534)
NET INCREASE IN CASH AND CASH EQUIVALENTS	466,475	7,194	19,916
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	320,686	313,492	293,576
CASH AND CASH EQUIVALENTS, END OF YEAR	$787,161	$320,686	$313,492
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

The Company’s portfolio primarily consists of towers it owns and towers it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds other telecommunications infrastructure and property interests that it leases to communications service providers and third-party tower operators.

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

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2016, the Company’s REIT qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its services segment and indoor DAS networks business.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2016, the Company has a controlling interest in two joint ventures in Ghana and Uganda with MTN Group Limited (“MTN Group”). The joint ventures are controlled by a holding company of which a wholly owned subsidiary of the Company holds a 51% controlling interest and a wholly owned subsidiary of MTN Group holds a 49% noncontrolling interest. In 2016, the Company established a joint venture (“ATC Europe”) with PGGM in which the Company holds a 51% controlling interest and PGGM holds a 49% noncontrolling interest. This transaction resulted in a reclassification of $9.1 million of foreign currency translation adjustment from Accumulated other comprehensive loss (“AOCI”) to additional paid-in capital. In addition, the Company holds an approximate 75% controlling interest, and South African investors hold an approximate 25% noncontrolling interest, in a subsidiary of the Company in South Africa. The Company holds a 51% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly known as Viom Networks Limited (“Viom”), and the Remaining Shareholders (as defined in note 6) hold a 49% noncontrolling interest.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business combinations and acquisitions of assets. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and 56% of its current year revenues are derived from four tenants.

The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease in which revenue is recognized on a straight-line basis over the lease term.

The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of its borrowers and tenants. In recognizing tenant revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as collectibility is determined to be reasonably assured. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.

Accounts receivable is reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as tenants in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances when they are determined to be uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance as of January 1	$23,096	$17,306	$19,895
Current year increases	49,966	19,878	8,243
Write-offs, recoveries and other (1)	(27,174)	(14,088)	(10,832)
Balance as of December 31,	$45,888	$23,096	$17,306
_______________

(1)	Recoveries includes recognition of revenue resulting from collections of previously reserved amounts.
Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of AOCI in the consolidated balance sheets and included as a component of Comprehensive income (loss) in the consolidated statements of comprehensive income (loss).
Transactional gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany debt that is considered to be permanently reinvested is reflected in AOCI in the consolidated balance sheets and included as a component of comprehensive income (loss). During the year ended December 31, 2016, the Company recorded net foreign currency losses of $153.9 million, of which $105.0 million was recorded in AOCI and $48.9 million was recorded in Other expense.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments—Short-term investments consists of highly liquid investments with original maturities in excess of three months.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor costs capitalized for the years ended December 31, 2016, 2015 and 2014 were $47.7 million, $44.7 million and $48.5 million, respectively. Interest costs capitalized for the years ended December 31, 2016, 2015 and 2014 were $1.5 million, $1.8 million and $2.8 million, respectively.
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
The Company reviews its tower portfolio for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company reviews other long-lived assets for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company records impairment charges in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
During the years ended December 31, 2016, 2015 and 2014, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets (formerly referred to as customer-related intangible assets) on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
Derivative Financial Instruments—Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI, as well as a component of comprehensive income (loss), and are recognized in the results of operations when the hedged item affects earnings. Changes in fair value of the ineffective portions of cash flow hedges are recognized in the results of operations. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the derivatives are recorded in Other expense in the consolidated statements of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.
The primary risks managed through the use of derivative instruments is interest rate risk, exposure to changes in the fair value of debt attributable to interest rate risk and currency risk. From time to time, the Company enters into interest rate swap agreements or foreign currency contracts to manage exposure to these risks. Under these agreements, the Company is exposed to counterparty credit risk to the extent that a counterparty fails to meet the terms of a contract. The Company’s exposure is limited to the current value of the contract at the time the counterparty fails to perform. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows or fair values of hedged items. The Company does not hold derivatives for trading purposes.
Fair Value Measurements—The Company determines the fair value of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
Asset Retirement Obligations—When required, the Company recognizes the fair value of obligations to remove its tower assets and remediate the leased land upon which certain of its tower assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related long-lived tangible asset. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted, risk-free interest rates that approximate the Company’s incremental borrowing rate.
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
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Other expense in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The AOCI balance included foreign currency translation losses of $2.0 billion, $1.8 billion and $0.8 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
Distributions—As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, the Company has distributed, and expects to continue to distribute, all or substantially all of its REIT taxable income after taking into consideration its utilization of net operating losses (“NOLs”).
The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will depend upon various factors, a number of which may be beyond the Company’s control, including the Company’s financial condition and operating cash flows, the amount required to maintain its qualification for taxation as a REIT and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in the Company’s existing and future debt and preferred equity instruments, the Company’s ability to utilize NOLs to offset the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.
Acquisitions—For acquisitions that meet the definition of a business combination, the Company applies the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company must estimate the applicable discount rate and the timing and amount of future tenant cash flows, including rate and terms of renewal and attrition.
Revenue Recognition—The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease agreements, is reported on a straight-line basis over the term of the respective leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2016, 2015 and 2014 were $131.7 million, $155.0 million and $123.7 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.
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
Total property straight-line ground rent expense for the years ended December 31, 2016, 2015 and 2014 was $67.8 million, $56.1 million and $38.4 million, respectively. The Company records a liability for straight-line ground rent expense in Other

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-current liabilities. The Company records prepaid ground rent in Prepaid and other current assets and Notes receivable and other non-current assets in the accompanying consolidated balance sheets according to the anticipated period of benefit.
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
Stock-Based Compensation—Stock-based compensation expense is measured at the accounting measurement date based on the fair value of the award and is generally recognized as an expense over the service period, which typically represents the vesting period. The Company provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, the Company recognizes compensation expense for stock options and time-based restricted stock units (“RSUs”) over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such retirement benefits, which may occur upon grant. The expense recognized includes the impact of forfeitures as they occur.
In March 2015 and 2016, the Company granted performance-based restricted stock units (“PSUs”) to its executive officers. Threshold, target and maximum parameters were established for the metrics for each year in the three-year performance period for the March 2015 grants, and for a three-year performance period for the March 2016 grants. The metrics will be used to calculate the number of shares that will be issuable when the awards vest, which may range from zero to 200% of the target amounts. The Company recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for retirement benefits as well as performance relative to grant parameters.
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

In connection with the vesting of RSUs, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2016, the Company has withheld from issuance an aggregate of 1,219,755 shares, including 218,063 shares related to the vesting of RSUs during the year ended December 31, 2016.
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
Earnings Per Common Share—Basic and Diluted—Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including (A) shares issuable upon (i) the vesting of RSUs, (ii) exercise of stock options, and (iii) conversion of the Company’s mandatory convertible preferred stock and (B) shares earned upon the achievement of the parameters established for the PSUs, each to the extent not anti-dilutive. Dilutive common share equivalents also include the dilutive impact of the shares issuable in the Alltel transaction, which is described in notes 15 and 18. The Company uses the treasury stock method to calculate the effect of its outstanding RSUs, PSUs and stock options and uses the if-converted method to calculate the effect of its outstanding mandatory convertible preferred stock.
Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the years ended December 31, 2016, 2015 and 2014, the Company matched 75% of the first 6% of a participant’s contributions. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $9.1 million, $7.4 million and $6.5 million to the plan, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The revenue to which the Company must apply this standard is generally limited to services revenue, certain power and fuel charges not covered by lease agreements and other fees charged to customers. As of December 31, 2016, this revenue was approximately 12% of total revenue. Although the Company is still assessing the impact of this standard on its financial statements, it does not expect changes in the timing of revenue recognition to be material to its financial statements.

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

In August 2016, the FASB issued new guidance on certain classifications within the statement of cash flows. The guidance addresses, among other things, how cash receipts and cash payments are presented and classified in the statement of cash flows, including payments for costs related to debt prepayments or extinguishment, as well as payments of contingent consideration after an acquisition. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has early adopted this guidance for the year ended December 31, 2016, and it did not have a material effect on the Company’s financial statements. Prior periods were not retrospectively adjusted.

In November 2016, the FASB issued new guidance on amounts described as restricted cash or restricted cash equivalents within the statement of cash flows. The guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances on the statement of cash flows. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The standard is required to be applied using a retrospective transition method to each period presented. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

In January 2017, the FASB issued new guidance that clarifies the definition of a business that an entity uses to determine whether a transaction should be accounted for as an asset acquisition (or disposal) or a business combination. The guidance is expected to cause fewer acquired sets of assets (and liabilities) to be identified as businesses. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for transactions that meet certain requirements. The Company is evaluating the impact this standard will have on its financial statements.

In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. The guidance requires, among other things, recognition of an impairment loss when the fair value of a reporting unit exceeds its carrying amount. The loss recognized is limited to the total amount of goodwill allocated to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following as of December 31, (in thousands):

	2016	2015
Prepaid operating ground leases	$134,167	128,542
Prepaid income tax	127,142	45,056
Unbilled receivables	57,661	34,173
Prepaid assets	36,300	32,892
Value added tax and other consumption tax receivables	31,570	30,239
Other miscellaneous current assets	54,193	35,333
Prepaids and other current assets	$441,033	$306,235

3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under capital leases) consisted of the following as of December 31, (in thousands):

	Estimated Useful Lives (years) (1)	2016	2015
Towers	Up to 20	$11,740,479	$10,726,656
Equipment	2 - 15	1,176,260	1,095,906
Buildings and improvements	3 - 32	621,874	607,661
Land and improvements (2)	Up to 20	1,909,732	1,728,115
Construction-in-progress		203,411	238,960
Total		15,651,756	14,397,298
Less accumulated depreciation		(5,134,498)	(4,530,874)
Property and equipment, net		$10,517,258	$9,866,424
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	Estimated useful lives apply to improvements only.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $758.9 million, $661.4 million and $551.8 million, respectively.

As of December 31, 2016, property and equipment included $4,735.3 million and $1,198.0 million of capital lease assets and accumulated depreciation, respectively. As of December 31, 2015, property and equipment included $5,112.4 million and $1,414.6 million of capital lease assets and accumulated depreciation, respectively. The decreases in capital lease assets and accumulated depreciation were primarily due to the Company exercising its option to purchase 1,523 communications towers that were previously subject to capital leases. See note 18 for further discussion of this transaction. As of December 31, 2016 and 2015, capital lease assets were primarily classified as towers and land and improvements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Property					Services	Total
	U.S.	Asia		EMEA	Latin America
Balance as of January 1, 2015	$3,356,096	$178,521		$78,647	$416,922	$1,988	$4,032,174
Additions	23,067	610		68,663	122,345	—	214,685
Effect of foreign currency translation	—	(8,412)		(14,740)	(131,902)	—	(155,054)
Balance as of December 31, 2015	$3,379,163	$170,719		$132,570	$407,365	$1,988	$4,091,805
Additions (1)	—	881,783	(2)	40,386	53,575	—	975,744
Effect of foreign currency translation	—	(23,189)		(22,445)	48,765	—	3,131
Balance as of December 31, 2016	$3,379,163	$1,029,313		$150,511	$509,705	$1,988	$5,070,680
_______________

(1)	Additions consist of $975.6 million resulting from 2016 acquisitions and $0.1 million from revisions to prior year acquisitions resulting from measurement period adjustments.

(2)	Assumed in the acquisition of Viom (see note 6).

The Company’s other intangible assets subject to amortization consisted of the following (in thousands):

		As of December 31, 2016			As of December 31, 2015
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,622,316	$(1,280,284)	$3,342,032	$3,980,281	$(1,052,393)	$2,927,888
Acquired tenant-related intangibles	15-20	10,130,466	(2,224,119)	7,906,347	8,640,554	(1,763,853)	6,876,701
Acquired licenses and other intangibles	3-20	28,140	(4,827)	23,313	28,293	(5,486)	22,807
Economic Rights, TV Azteca	70	13,893	(10,974)	2,919	21,688	(11,208)	10,480
Total other intangible assets		$14,794,815	$(3,520,204)	$11,274,611	$12,670,816	$(2,832,940)	$9,837,876
_______________

(1)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired tenant-related intangibles typically represent the value to the Company of tenant contracts and relationships in place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals. This item was previously referred to as customer-related intangibles.
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2016, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5, was 16 years. Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 was $699.8 million, $568.3 million and $411.7 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years (in millions):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,
2017	$710.5
2018	707.8
2019	705.1
2020	686.3
2021	676.8

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following as of December 31, (in thousands):

	2016	2015
Long-term prepaid ground rent	$467,781	$388,790
Notes receivable	83,736	83,658
Other miscellaneous assets	290,006	260,455
Notes receivable and other non-current assets	$841,523	$732,903

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan has an interest rate of 13.11%, payable quarterly, which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. The term of the loan is 70 years; however, the loan may be prepaid by TV Azteca without penalty during the last 50 years of the agreement. The discount on the loan is being amortized to Interest income, TV Azteca, net of interest expense on the Company’s consolidated statements of operations, using the effective interest method over the 70-year term of the loan.

Since inception, TV Azteca has repaid $28.0 million of principal on the loan. As of December 31, 2016 and 2015, the outstanding balance on the loan was $91.8 million, or $82.9 million, net of discount.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statement of operations for the year ended December 31, 2016 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend upon, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2016 acquisitions on the Company’s revenues and gross margin for the year ended December 31, 2016 was approximately $567.9 million and $241.1 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Incremental amounts of segment selling, general, administrative and development expense subsequent to the transaction date have not been reflected.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received. Acquisition and merger related expenses may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction. Integration costs include incremental and nonrecurring costs necessary to convert data, retain employees and otherwise enable the Company to operate new businesses efficiently. The Company records acquisition and merger related expenses, as well as integration costs in Other operating expenses in the consolidated statements of operations.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded the following acquisition and merger related expenses and integration costs (in thousands):

	Year Ended December 31,
	2016	2015	2014

Acquisition and merger related expenses	$15,875	$18,799	$26,969
Integration costs	$9,901	$18,097	$13,057

2016 Transactions
Viom Acquisition—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (“ATC Asia”), acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates approximately 42,000 wireless communications towers and 200 indoor DAS networks in India, from certain Viom shareholders, including the managing shareholder, SREI Infrastructure Finance Limited, several other minority shareholders and Tata Teleservices Limited, pursuant to its previously announced share purchase agreement (the “Viom Acquisition”). Consideration for the acquisition included 76.4 billion INR in cash ($1.1 billion at the date of the Viom Acquisition), as well as the assumption of approximately 52.3 billion INR ($0.8 billion at the date of the Viom Acquisition) of existing debt, which included 1.7 billion INR ($25.1 million at the date of the Viom Acquisition) of mandatorily redeemable preference shares issued by Viom.
On April 21, 2016, the closing date of the Viom Acquisition, ATC Asia’s shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders - Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”) - became effective. The Shareholders Agreement provides that, among other things, the Remaining Shareholders will have certain governance, anti-dilution and contractual rights. The Remaining Shareholders have put options, and ATC Asia has a call option, subject to the time periods and conditions outlined in the Shareholders Agreement.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Acquisitions—During the year ended December 31, 2016, the Company acquired a total of 891 communications sites in the United States, Brazil, Chile, Germany, Mexico, Nigeria and South Africa, and a company holding urban telecommunications assets and fiber in Argentina, for an aggregate purchase price of $304.4 million (including contingent consideration of $8.8 million). Of the total purchase price, $12.1 million is reflected in Accounts payable in the consolidated balance sheet as of December 31, 2016. The purchase prices of certain transactions are subject to post-closing adjustments.

The following table summarizes the preliminary allocation of the purchase prices for fiscal year 2016 acquisitions based upon their estimated fair value at the date of acquisition (in thousands).

	Asia	Other
	Viom
Current assets	$276,560	$25,477
Non-current assets	57,645	2,336
Property and equipment	701,988	81,521
Intangible assets (1):
Tenant-related intangible assets	1,369,580	105,557
Network location intangible assets	666,364	83,645
Current liabilities	(195,900)	(14,782)
Deferred tax liability	(619,070)	(43,756)
Other non-current liabilities	(102,751)	(29,472)
Net assets acquired	2,154,416	210,526
Goodwill (2)	881,783	93,856
Fair value of net assets acquired	3,036,199	304,382
Debt assumed	(786,889)	—
Redeemable noncontrolling interests	(1,100,804)	—
Purchase Price	$1,148,506	$304,382
_______________

(1)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)	Primarily results from purchase accounting adjustments, which are at least partially deductible for tax purposes in certain foreign jurisdictions.

2015 Transactions
Verizon Transaction—On March 27, 2015, the Company completed its acquisition of the exclusive right to lease, acquire or otherwise operate and manage 11,449 wireless communications sites from Verizon Communications Inc. (“Verizon”) in the United States (the “Verizon Transaction”) pursuant to the Master Agreement entered into on February 5, 2015 and the related Master Prepaid Lease, Management Agreement, Sale Site Master Lease Agreement and MPL Site Master Lease Agreement.

The Company, through its wholly-owned subsidiary, leased or subleased from certain Verizon subsidiaries 11,286 communications sites, including the interest in the land, the tower and certain related improvements and tower related assets pursuant to the Master Prepaid Lease. Under the Master Prepaid Lease, the Company has the exclusive right to lease and operate the Verizon communications sites for a weighted average term of approximately 28 years and the Company will have the option to purchase the communications sites in various tranches at the end of the respective lease or sublease terms at a fixed amount stated in the sublease for such tranche plus the fair market value of certain alterations made to the related towers. The Company accounted for the payment with respect to the leased sites as a capital lease and the respective lease and non-lease elements related to tower assets and intangible assets, as described below. In addition, the Company, through its wholly-owned subsidiary, acquired 163 communications sites. The Company accounted for these sites as a business combination and the purchase price is reflected below in “Other Acquisitions.”

Upon closing, the Company agreed to lease, sublease or otherwise make available collocation space at each of the communications sites to Verizon for an initial non-cancellable term of ten years, subject to automatic extension for eight additional five-year renewal terms. The initial collocation rent is $1,900 per month for each communications site, with annual increases of 2%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total consideration for the Verizon Transaction was $5.066 billion, which includes consideration for the sites under the Master Prepaid Lease as well as cash consideration for the 163 acquired sites. The allocation of the consideration transfered for the 11,286 communication sites under the Master Prepaid Lease was finalized during the year ended December 31, 2015.

Airtel Acquisition—During the year ended December 31, 2015, the Company acquired 4,716 communications sites in Nigeria from certain subsidiaries of Bharti Airtel Limited (“Airtel”) for an aggregate total purchase price of $1.112 billion, including value added tax. During the year ended December 31, 2016 there were no changes to the preliminary allocation of the purchase price and the measurement period expired.

The estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the applicable acquisition date). During the year ended December 31, 2016, the Company adopted new guidance on the accounting for measurement-period adjustments related to business combinations. This guidance requires that an acquirer make adjustments to the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill in the current period. Additionally, the effects on earnings of all measurement-period adjustments are included in current period earnings.

During the year ended December 31, 2016, post-closing adjustments impacted the following 2015 acquisitions:

TIM Acquisition—On April 29, 2015, the Company acquired 4,176 communications sites from TIM Celular S.A. (“TIM”) for an initial aggregate purchase price of $644.3 million, which was subsequently reduced by $0.8 million during the year ended December 31, 2016. On September 30, 2015, the Company acquired an additional 1,125 communications sites from TIM for an initial aggregate purchase price of $130.9 million. On December 16, 2015, the Company acquired an additional 182 communications sites from TIM for an initial aggregate purchase price of $21.7 million.

Other Acquisitions—During the year ended December 31, 2015, the Company acquired a total of 439 communications sites and related assets in Brazil, India, Mexico and Uganda for an aggregate purchase price of $22.5 million (including $0.3 million for the estimated fair value of contingent consideration), which was satisfied with cash consideration and by the issuance of credits to be applied against trade accounts receivable. The Company also acquired a total of 210 communications sites and equipment, as well as four property interests, in the United States for an aggregate purchase price of $142.4 million (including $1.3 million for the estimated fair value of contingent consideration), which included the 163 communications sites acquired as part of the Verizon Transaction, described above. The initial aggregate purchase price of other acquisitions was subsequently reduced by $0.2 million during the year ended December 31, 2016.
The following table summarizes the preliminary and final allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2015 acquisitions based upon their estimated fair value at the date of acquisition (in thousands).

	Preliminary Allocation		Final Allocation (1)
	Latin America	Other	Latin America	Other
	TIM		TIM
Current assets	$—	$1,113	$—	$1,113
Non-current assets	—	995	—	995
Property and equipment	275,630	42,716	274,530	42,716
Intangible assets (2):
Tenant-related intangible assets	361,822	63,001	361,765	62,832
Network location intangible assets	115,562	37,691	115,795	37,691
Current liabilities	(3,192)	(624)	(3,192)	(624)
Other non-current liabilities	(74,966)	(4,028)	(74,966)	(4,028)
Net assets acquired	674,856	140,864	673,932	140,695
Goodwill (3)	122,011	24,011	122,116	24,011
Fair value of net assets acquired	796,867	164,875	796,048	164,706
Debt assumed	—	—	—	—
Purchase Price	$796,867	$164,875	$796,048	$164,706

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_______________

(1)	The allocation of the purchase prices was finalized during the year ended December 31, 2016.

(2)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(3)
Goodwill was allocated to the Company’s property segments. The Company expects goodwill recorded in its U.S. and Asia property segments will be deductible for local tax purposes. The Company expects goodwill recorded in its Latin America property segment will be deductible in certain jurisdictions for local tax purposes.

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2016 acquisitions had occurred on January 1, 2015 and the 2015 acquisitions had occurred on January 1, 2014. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Year Ended December 31,
	2016	2015
Pro forma revenues	$6,055,187	$5,886,691
Pro forma net income attributable to American Tower Corporation common stockholders	$847,738	$544,641
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.99	$1.29
Diluted net income attributable to American Tower Corporation common stockholders	$1.97	$1.27

Other Signed Acquisitions
Airtel Tanzania—On March 17, 2016, the Company entered into a definitive agreement with Airtel, through its subsidiary company Airtel Tanzania Limited (“Airtel Tanzania”), pursuant to which the Company may acquire approximately 1,350 of Airtel Tanzania’s communications sites in Tanzania, for total consideration of approximately $179.0 million, subject to customary adjustments. Under the definitive agreement, the Company may pay additional consideration to acquire up to approximately 100 additional communications sites currently in development. The closing of this transaction is subject to customary closing conditions. In light of recent legislation in Tanzania, the Company is considering its options, including negotiating potential adjustments to the definitive agreement in the event a waiver of such legislation is not obtained.

FPS Towers France—On December 19, 2016, ATC Europe entered into a definitive agreement with Antin Infrastructure Partners and the individuals party thereto to acquire 100% of the outstanding shares of FPS Towers (“FPS”). FPS owns and operates approximately 2,400 wireless tower sites in France. This transaction closed on February 15, 2017 for total consideration of 713.9 million Euros ($757.1 million at the date of acquisition), a portion of which was funded by PGGM (see note 23).

Acquisition-Related Contingent Consideration
The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur. In Colombia and Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In the United States, India and South Africa, the Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a specified period of time.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the value of the Company’s contingent consideration is as follows (in thousands):

			Year Ended December 31, 2016
	Maximum potential value (1)	Estimated value at December 31, 2016 (2)	Additions (3)	Settlements	Change in Fair Value
Colombia	$23,557	$5,342	$—	$—	$(4,964)
Ghana	555	555	—	—	47
India	—	—	—	—	(161)
South Africa	22,291	9,154	8,692	—	—
United States	393	393	119	(306)	(1,294)
Total	$46,796	$15,444	$8,811	$(306)	$(6,372)
_______________

(1)	The maximum potential value is based on exchange rates at December 31, 2016. The minimum value could be zero.

(2)	Estimate is determined using a probability weighted average of expected outcomes as of December 31, 2016.

(3)	Based on preliminary acquisition accounting upon closing of certain acquisitions during the year ended December 31, 2016.

For more information regarding contingent consideration, see note 11.

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31, (in thousands):

	2016	2015
Accrued property and real estate taxes	$138,361	$75,827
Payroll and related withholdings	76,141	62,334
Accrued rent	50,951	54,732
Amounts payable to tenants	32,326	58,683
Accrued construction costs	28,587	19,857
Accrued income tax payable	11,551	11,704
Other accrued expenses	282,646	233,276
Accrued expenses	$620,563	$516,413

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following as of December 31, (in thousands):

	2016	2015	Contractual Interest Rate (1)	Maturity Date (1)
Series 2013-1A Securities (2)	$498,642	$497,478	1.551%	March 15, 2018
Series 2013-2A Securities (3)	1,290,267	1,288,689	3.070%	March 15, 2023
Series 2015-1 Notes (4)	347,108	346,262	2.350%	June 15, 2020
Series 2015-2 Notes (5)	519,437	518,776	3.482%	June 16, 2025
2012 GTP Notes (6) (7)	179,459	281,902	4.336% - 7.358%	March 15, 2019
Unison Notes (7) (8)	132,960	201,930	6.392% - 9.522%	April 15, 2020
India indebtedness (9)	549,528	8,752	8.15% - 11.70%	Various
Viom preference shares (10)	24,537	—	13.500%	Various
Shareholder loans (11)	151,045	145,540	Various	Various
Other subsidiary debt (12)	286,009	219,902	Various	Various
Total American Tower subsidiary debt	3,978,992	3,509,231

2013 Credit Facility (13)	539,975	1,225,000	1.963%	June 28, 2020
Term Loan (13)	993,936	1,993,601	2.020%	January 31, 2022
2014 Credit Facility (13)	1,385,000	1,980,000	2.432%	January 31, 2022
4.500% senior notes	998,676	997,693	4.500%	January 15, 2018
3.40% senior notes	999,716	999,769	3.400%	February 15, 2019
7.25% senior notes (7)	297,032	296,242	7.250%	May 15, 2019
2.800% senior notes	744,917	743,557	2.800%	June 1, 2020
5.050% senior notes	697,352	697,216	5.050%	September 1, 2020
3.300% senior notes	744,762	—	3.300%	February 15, 2021
3.450% senior notes	643,848	642,786	3.450%	September 15, 2021
5.900% senior notes	497,343	497,188	5.900%	November 1, 2021
2.250% senior notes	572,764	—	2.250%	January 15, 2022
4.70% senior notes	696,013	695,374	4.700%	March 15, 2022
3.50% senior notes	989,269	987,966	3.500%	January 31, 2023
5.00% senior notes	1,002,742	1,003,453	5.000%	February 15, 2024
4.000% senior notes	739,985	739,057	4.000%	June 1, 2025
4.400% senior notes	495,212	—	4.400%	February 15, 2026
3.375% senior notes	983,369	—	3.375%	October 15, 2026
3.125% senior notes	396,713	—	3.125%	January 15, 2027
Total American Tower Corporation debt	14,418,624	13,498,902
Other debt, including capital lease obligations	135,849	110,876
Total	18,533,465	17,119,009
Less current portion long-term obligations	(238,806)	(50,202)
Long-term obligations	$18,294,659	$17,068,807
_______________

(1)	Represents the interest rate or maturity date as of December 31, 2016; interest rate does not reflect the impact of interest rate swap agreements.

(2)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2043.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(6)	Secured debt assumed by the Company in connection with its acquisition of MIP Tower Holdings LLC (“MIPT”). Maturity date represents anticipated repayment date; final legal maturity is March 15, 2042.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Debt was repaid in full subsequent to December 31, 2016. For more information see note 23.

(8)
Secured debt assumed in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. (together, “Unison”). Maturity date reflects the anticipated repayment date; final legal maturity is April 15, 2040.

(9)
Denominated in Indian Rupees (“INR”). Debt includes India working capital facility, remaining debt assumed by the Company in connection with the Viom Acquisition and debt that has been entered into by ATC TIPL.

(10)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt, assumed by the Company in connection with the Viom Acquisition. The shares are to be redeemed in equal parts on March 26, 2017 and March 26, 2018.

(11)
Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi (“GHS”) and the Uganda loan was denominated in U.S. Dollars (“USD”). The Uganda loan accrued interest at a variable rate. Effective January 1, 2017, this loan, which had an outstanding balance of $80.0 million, was converted by the holder to a new shareholder note for $31.8 million, bearing interest at 16.6% per annum. The remaining balance of the Uganda loan was converted into equity.

(12)
Includes the BR Towers Debentures (as defined below), which are denominated in Brazilian Reais (“BRL”) and amortize through October 15, 2023, the South African Credit Facility (as defined below), which is denominated in South African Rand (“ZAR”) and amortizes through December 17, 2020, the Colombian Credit Facility (as defined below), which is denominated in Colombian Pesos (“COP”) and amortizes through April 24, 2021 and the Brazil Credit Facility (as defined below), which is denominated in BRL and matures on January 15, 2022.

(13)	Debt accrues interest at a variable rate.

American Tower Subsidiary Debt
Subsidiary Debt
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

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A—In March 2013, the Company completed a private issuance (the “2013 Securitization”) of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A (the “2013 Securities”) issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC, a wholly owned special purpose subsidiary of the Company.  The net proceeds of the transaction were $1.78 billion. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “AMT Asset Subs”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”).

The Loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 5,181 wireless and broadcast communications towers owned by the AMT Asset Subs (the “2013 Secured Towers”), (ii) a pledge of the AMT Asset Subs’ operating cash flows from the 2013 Secured Towers, (iii) a security interest in substantially all of the AMT Asset Subs’ personal property and fixtures and (iv) the AMT Asset Subs’ rights under the tenant leases and the management agreement entered into in connection with the 2013 Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the AMT Asset Subs, and American Tower Guarantor Sub, LLC, whose only material asset are its equity interests in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations.

The 2013 Securities were issued in two separate series of the same class pursuant to a First Amended and Restated Trust and Servicing Agreement, with terms identical to the Loan. The effective weighted average life and interest rate of the 2013 Securities was 8.6 years and 2.648%, respectively, as of the date of issuance.

American Tower Secured Revenue Notes, Series 2015-1, Class A and Series 2015-2, Class A—In May 2015, GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”), one of the Company’s wholly owned subsidiaries, refinanced existing debt with cash on hand and proceeds from a private issuance (the “2015 Securitization”) of $350.0 million of American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and $525.0 million of American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and together with the Series 2015-1 Notes, the “2015 Notes”).

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,596 communications sites (the “2015 Secured Sites”) owned by GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the Loan Agreement and 2015 Indenture, amounts due will be paid from the cash flows generated by the 2013 Secured Towers or the 2015 Secured Sites, respectively, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the Loan Agreement or 2015 Indenture, as applicable. On a monthly basis, after payment of all required amounts under the Loan Agreement or 2015 Indenture, as applicable, including interest payments, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the AMT Asset Subs or GTP Acquisition Partners, as applicable, and can then be distributed to, and used by, the Company.

In order to distribute any excess cash flow to the Company, the AMT Asset Subs and GTP Acquisition Partners must each maintain a specified debt service coverage ratio (the “DSCR”), generally defined as the net cash flow divided by the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Loan or the 2015 Notes, as applicable, that will be outstanding on the payment date following such date of determination. If the DSCR were equal to or below 1.30x (the “Cash Trap DSCR”) for any quarter, then all cash flow in excess of amounts required to make debt service payments, to fund required reserves, to pay management fees and budgeted operating expenses and to make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the AMT Asset Subs or GTP Acquisition Partners, as applicable. The funds in the Cash Trap Reserve Account will not be released to the AMT Asset Subs or GTP Acquisition Partners unless the DSCR, as applicable, exceeds the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR falls below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the 2013 Securities, an “amortization period” also commences if, on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the 2013 Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. If either series of the 2015 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the applicable series of the 2015 Notes, and such series will begin to amortize on a monthly basis from excess cash flow. During an amortization period, all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to payment of the principal on the Loan or the 2015 Notes, as applicable.

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

The Loan Agreement and the 2015 Indenture include operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, the AMT Asset Subs and the GTP Entities, as applicable, are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement or the 2015 Indenture, as applicable). The organizational documents of the AMT Asset Subs and the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Loan Agreement and the 2015 Indenture also contain certain covenants that require the AMT Asset Subs or GTP Acquisition Partners, as applicable, to provide the respective trustee with regular financial reports and operating budgets, promptly notify such trustee of events of default and material breaches under the Loan Agreement and other agreements related to the 2013 Secured Towers or the 2015 Indenture and other agreements related to the 2015 Secured Sites, as applicable, and allow the applicable trustee reasonable access to the sites, including the right to conduct site investigations.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes.

Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $82.7 million held in the reserve accounts with respect to the 2013 Securitization and the $16.8 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2016 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.

2012 GTP Notes—In connection with the acquisition of MIPT, the Company assumed existing indebtedness issued by certain subsidiaries of Global Tower Partners in several securitization transactions. During the year ended December 31, 2016, the Company repaid $94.1 million of these notes and released 472 sites in connection with this repayment. As of December 31, 2016, the aggregate amount outstanding was $173.7 million plus $5.7 million of unamortized premium. As discussed in note 23, all amounts outstanding under these notes were repaid subsequent to December 31, 2016.

Unison Notes—In connection with the acquisition of Unison, the Company assumed $196.0 million of existing securitized indebtedness. In October 2016, the Company repaid $67.0 million of these notes. As of December 31, 2016, the aggregate amount outstanding was $129.0 million plus $4.0 million of unamortized premium. As discussed in note 23, all amounts outstanding under these notes were repaid subsequent to December 31, 2016.

India indebtedness—Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2016 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	31,326	$461.2	8.15% - 11.15%	March 31, 2017 - November 30, 2024
Debenture	6,000	$88.3	9.90%	April 28, 2020
Working capital facilities	0	$0	8.70% - 11.70%	January 31, 2017 - October 23, 2017
The India indebtedness includes several term loans, ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement) or base rate, plus a spread. Interest rates on the term loans are fixed until certain reset dates. Generally, the term loans can be repaid without penalty on the reset dates; repayments at dates other than the reset dates are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and 36 months after the initial disbursement of funds.
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
The India indebtedness includes several working capital facilities, most of which are subject to annual renewal, and which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that are comprised of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement) or base rate, plus a spread. Generally, the working capital facilities are payable on demand prior to maturity.
Viom preference shares—As of December 31, 2016, ATC TIPL had 166,666,666 Preference Shares outstanding, which are required to be redeemed in cash. Accordingly, the Company recognized debt of 1.67 billion INR ($24.5 million) related to the Preference Shares outstanding on the consolidated balance sheet.
Unless redeemed earlier, the Preference Shares will be redeemed in two equal installments on March 26, 2017 and March 26, 2018 in an amount equal to ten INR per share along with a redemption premium, as defined in the investment agreement, which

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equates to a compounded return of 13.5% per annum. ATC TIPL, at its option, may redeem the Preference Shares prior to the aforementioned dates, subject to an additional 2% redemption premium.

Other Subsidiary Debt—The Company’s other subsidiary debt includes (i) publicly issued simple debentures in Brazil (the “BR Towers Debentures”) issued by a subsidiary of BR Towers and assumed by the Company in its acquisition of BR Towers, (ii) a credit facility entered into by one of the Company’s South African subsidiaries in December 2015, as amended (the “South African Credit Facility”), (iii) a long-term credit facility entered into by one of the Company’s Colombian subsidiaries in October 2014 (the “Colombian Credit Facility”) and (iv) a credit facility entered into by one of the Company’s Brazilian subsidiaries in December 2014 (the “Brazil Credit Facility”) with Banco Nacional de Desenvolvimento Econômico e Social.

Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, 2016 (in millions, except percentages):

	Amount Outstanding (Functional Currency)		Amount Outstanding (USD) (1)		Interest Rate	Maturity Date
	2016	2015	2016	2015
BR Towers Debentures (2)	329.3	332.8	$101.0	$85.2	7.400%	October 15, 2023
South African Credit Facility (3)	1,164.0	830.0	$84.3	$53.2	9.308%	December 17, 2020
Colombian Credit Facility (4)	170,000.0	190,000.0	$56.1	$59.6	10.920%	April 24, 2021
Brazil Credit Facility (5)	147.7	85.4	$44.6	$21.9	Various	January 15, 2022
_______________

(1)	Includes applicable deferred financing costs.

(2)
Denominated in BRL, with an original principal amount of 300.0 million BRL. Debt accrues interest at a variable rate. The aggregate principal amount of the BR Towers Debentures may be adjusted periodically relative to changes in the National Extended Consumer Price Index.

(3)
Denominated in ZAR, with an original principal amount of 830.0 million ZAR. On December 23, 2016, the borrower borrowed an additional 500.0 million ZAR, with the ability to request an additional 330.0 million ZAR. Debt accrues interest at a variable rate.

(4)
Denominated in COP, with an original principal amount of 200.0 billion COP. Debt accrues interest at a variable rate. The loan agreement for the Colombian Credit Facility requires that the borrower manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility.

(5)
Denominated in BRL, with an original principal amount of 271.0 million BRL. Debt accrues interest at a variable rate. As of December 30, 2016, the borrower no longer maintains the ability to draw on the Brazil Credit Facility.

Pursuant to the agreements governing the BR Towers Debentures, the South African Credit Facility and the Colombian Credit Facility, payments of principal and interest are payable quarterly in arrears. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The BR Towers Debentures may be redeemed beginning on October 15, 2018 at the then outstanding principal amount plus a surcharge and all accrued and unpaid interest thereon. The South African Credit Facility may be prepaid in whole or in part without prepayment consideration. The Colombian Credit Facility may be prepaid in whole or in part at any time, subject to certain limitations and prepayment consideration.

The South African Credit Facility, the Colombian Credit Facility and the Brazil Credit Facility are secured by, among other things, liens on towers owned by the applicable borrower. The BR Towers Debentures are secured by (i) 100% of the shares of the issuer thereof and (ii) all proceeds and rights from the issuance of the BR Towers Debentures, including amounts in a Resource Account, as defined in the applicable agreement.

Each of the agreements governing the other subsidiary debt contains contractual covenants and other restrictions. Failure to comply with certain of the financial and operating covenants could constitute a default under the applicable debt agreement, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Shareholder Loans—In connection with the establishment of certain of the Company’s joint ventures and related acquisitions of communications sites in Ghana and Uganda, the Company’s majority owned subsidiaries entered into shareholder loan agreements, as borrowers, with wholly owned subsidiaries of the Company and of the Company’s joint venture partners, as lenders. The portions of the loans made by the Company’s wholly owned subsidiaries are eliminated in consolidation and the portions of the loans made by each of the Company’s joint venture partner’s wholly owned subsidiaries are reported as outstanding debt of the Company. Outstanding amounts under each of the Company’s shareholder loans consisted of the following as of December 31, (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	Contractual Interest Rate	Maturity Date
Ghana loan (1)	$71,047	$70,314	21.87%	December 31, 2019
Uganda loan (2)(3)	79,998	75,226	6.52%	June 29, 2019
_______________

(1)	Denominated in GHS. As of December 31, 2016, the aggregate principal amount outstanding under the Ghana loan was 300.9 million GHS.

(2)	Interest accrues at a variable rate.

(3)	Includes $4.8 million of interest which was capitalized during the year ended December 31, 2016.

American Tower Corporation Debt
Bank Facilities—In November 2016, the Company entered into amendment agreements (the “Credit Facility Amendments”) with respect to (i) its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), (ii) its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and (iii) its unsecured term loan entered into in October 2013, as amended (the “Term Loan”), which, among other things, (i) extend the maturity dates by one year to June 28, 2020, January 31, 2022 and January 31, 2022, respectively, (ii) increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2013 Credit Facility and the 2014 Credit Facility) to $4.25 billion and $3.00 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively, (iii) amend the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (x) $2.25 billion and (y) 50% of Adjusted EBITDA (as defined in the agreements for each of the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan) of the Company and its subsidiaries on a consolidated basis and (iv) amend the limitation of the Company's permitted ratio of Total Debt to Adjusted EBITDA (each as defined in the agreements for each of the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan) to be no greater than (x) 6.00 to 1.00 as of the end of each fiscal quarter or (y) 7.00 to 1.00 as of the specified time periods after the occurrence of a Qualified Acquisition (as defined in each of the Credit Facility Amendments).

2013 Credit Facility—The Company has the ability to borrow up to $2.75 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2016, the Company borrowed an aggregate of $1.9 billion and repaid an aggregate of $2.6 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to fund the Viom Acquisition and general corporate purposes.

2014 Credit Facility—The Company has the ability to borrow up to $2.0 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2016, the Company borrowed an aggregate of $245.0 million and repaid an aggregate of $840.0 million of revolving indebtedness under the 2014 Credit Facility.

Term Loan—During the year ended December 31, 2016, the Company repaid $1.0 billion of indebtedness under the Term Loan.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan were as follows:

	Outstanding Principal Balance (in millions)		Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR and base rate	Current commitment fee (1)
2013 Credit Facility	$540.0	(2)	$3.2	June 28, 2020	(3)	1.250% and 0.250%	0.150%
2014 Credit Facility	$1,385.0	(4)	$7.3	January 31, 2022	(3)	1.250% and 0.250%	0.150%
Term Loan	$1,000.0	(2)	$—	January 31, 2022		1.250% and 0.250%	N/A
_______________
(1)    Fee on undrawn portion of each credit facility.
(2)    Borrowed at LIBOR.
(3)    Subject to two optional renewal periods.
(4)    Includes $1,095.0 million borrowed at LIBOR and $290.0 million borrowed at the base rate.

Senior Notes
3.300% Notes and 4.400% Notes Offerings—On January 12, 2016, the Company completed registered public offerings of $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and $500.0 million aggregate principal amount of 4.400% senior unsecured notes due 2026 (the “4.400% Notes”). The net proceeds from these offerings were approximately $1,237.2 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility and for general corporate purposes.
3.375% Notes Offering—On May 13, 2016, the Company completed a registered public offering of $1.0 billion aggregate principal amount of 3.375% senior unsecured notes due 2026 (the “3.375% Notes”). The net proceeds from this offering were approximately $981.5 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the 2013 Credit Facility.

2.250% Notes and 3.125% Notes Offerings—On September 30, 2016, the Company completed registered public offerings of $600.0 million aggregate principal amount of 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) and $400.0 million aggregate principal amount of 3.125% senior unsecured notes due 2027 (the “3.125% Notes”). The net proceeds from these offerings were approximately $990.6 million, after deducting commissions and estimated expenses. The Company used the proceeds to repay existing indebtedness under the Term Loan.

The Company entered into interest rate swap agreements, which were designated as fair value hedges at inception, to hedge against changes in fair value of the 2.250% Notes resulting from changes in interest rates. As of December 31, 2016, the interest rate on the 2.250% Notes, after giving effect to the interest rate swap agreements, was 1.97%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2016:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2016	2015	Semi-annual interest payments due	Issue Date	Par Call Date (2)
	(in thousands)
4.500% Notes	$1,000,000	$(1,324)	$(2,307)	January 15 and July 15	December 7, 2010	N/A
3.40% Notes (3)	1,000,000	(284)	(231)	February 15 and August 15	August 19, 2013	N/A
7.25% Notes	300,000	(2,968)	(3,758)	May 15 and November 15	June 10, 2009	N/A
2.800% Notes	750,000	(5,083)	(6,443)	June 1 and December 1	May 7, 2015	May 1, 2020
5.050% Notes	700,000	(2,648)	(2,784)	March 1 and September 1	August 16, 2010	N/A
3.300% Notes	750,000	(5,238)	—	February 15 and August 15	January 12, 2016	January 15, 2021
3.450% Notes	650,000	(6,152)	(7,214)	March 15 and September 15	August 7, 2014	N/A
5.900% Notes	500,000	(2,657)	(2,812)	May 1 and November 1	October 6, 2011	N/A
2.250% Notes (4)	600,000	(27,236)	—	January 15 and July 15	September 30, 2016	N/A
4.70% Notes	700,000	(3,987)	(4,626)	March 15 and September 15	March 12, 2012	N/A
3.50% Notes	1,000,000	(10,731)	(12,034)	January 31 and July 31	January 8, 2013	N/A
5.00% Notes (3)	1,000,000	2,742	3,453	February 15 and August 15	August 19, 2013	N/A
4.000% Notes	750,000	(10,015)	(10,943)	June 1 and December 1	May 7, 2015	March 1, 2025
4.400% Notes	500,000	(4,788)	—	February 15 and August 15	January 12, 2016	November 15, 2025
3.375% Notes	1,000,000	(16,631)	—	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400,000	(3,287)	—	January 15 and July 15	September 30, 2016	October 15, 2026
_______________

(1)	Includes unamortized discounts, premiums and debt issuance costs and fair value adjustments due to interest rate swaps.

(2)	The Company will not be required to pay a make-whole premium if redeemed on or after the par call date.

(3)	The original issue date for the 3.40% Notes and the 5.00% Notes was August 19, 2013. The issue date for the reopened 3.40% Notes and the reopened 5.00% Notes was January 10, 2014.

(4)	Includes $22.3 million fair value adjustment due to interest rate swaps.

The Company may redeem each series of notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, it may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company, and its subsidiaries, may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Capital Lease and Other Obligations—The Company’s capital lease and other obligations approximated $135.8 million and $110.9 million as of December 31, 2016 and 2015, respectively. These obligations are secured by the related assets, bear interest at rates of 2.40% to 9.50%, and mature in periods ranging from less than one year to approximately seventy years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities—Aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are expected to be (in thousands):

Year Ending December 31,
2017	$238,806
2018	1,649,137
2019	1,759,808
2020	2,677,594
2021	1,976,976
Thereafter	10,350,583

Total cash obligations	18,652,904
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(119,439)

Balance as of December 31, 2016	$18,533,465

9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following as of December 31, (in thousands):

	2016	2015
Unearned revenue	$457,272	$451,844
Deferred rent liability	407,157	348,532
Other miscellaneous liabilities	278,294	158,973
Other non-current liabilities	$1,142,723	$959,349

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying amount of the Company’s asset retirement obligations were as follows (in thousands):

	2016	2015
Beginning balance as of January 1,	$856,936	$609,035
Additions	64,092	277,982
Accretion expense	67,010	55,592
Revisions in estimates (1)	(21,130)	(83,636)
Settlements	(1,401)	(2,037)
Balance as of December 31,	$965,507	$856,936

_______________

(1)
Revisions in estimates include an increase in the liability of $9.6 million for the year ended December 31, 2016 and a decrease in the liability of $81.7 million for the year ended December 31, 2015 related to foreign currency translation.

As of December 31, 2016, the estimated undiscounted future cash outlay for asset retirement obligations was $2.5 billion.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value was as follows (in thousands):

	December 31, 2016			December 31, 2015
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$4,026	—	—	—	—	—
Interest rate swap agreements	—	$3	—	—	$692	—
Embedded derivative in lease agreement	—	—	$13,290	—	—	$14,176
Liabilities:
Interest rate swap agreements	—	$24,682	—	—	—	—
Acquisition-related contingent consideration	—	—	$15,444	—	—	$12,436
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months.

Interest Rate Swap Agreements

The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the derivatives are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as a cash flow hedges, the Company records the change in fair value for the effective portion of the cash flow hedges in AOCI in the consolidated balance sheets and reclassifies a portion of the value from AOCI into Interest expense on a quarterly basis as the cash flows from the hedged item affects earnings. The Company records the settlement of interest rate swap agreements in Gain (loss) on retirement of long-term obligations in the consolidated statements of operations in the period in which the settlement occurs.

The Company entered into three interest rate swap agreements with an aggregate notional value of $600.0 million related to the 2.250% Notes. These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 2.250% Notes resulting from changes in interest rates. The interest rate swap agreements require the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 2.250% through January 15, 2022. During the year ended December 31, 2016, the Company recorded a $2.4 million fair value adjustment which was recorded in Other expense in the consolidated statement of operations. As of December 31, 2016, the interest rate swap agreements in the U.S. were included in Other non-current liabilities on the consolidated balance sheet.

One of the Company’s Colombian subsidiaries entered into an interest rate swap agreement with an aggregate notional value of 100.0 billion COP ($33.3 million) with certain of the lenders under the Colombian Credit Facility. The interest rate swap

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement, which was designated as a cash flow hedge at inception, was entered into to manage exposure to variability in interest rates on debt. The interest rate swap agreement requires the payment of a fixed interest rate of 5.74% and pays variable interest at the three-month Inter-bank Rate (IBR) through the earlier of termination of the underlying debt or April 24, 2021. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility.

The notional amount and fair value of the Colombian interest rate swap agreements were as follows as of December 31, (in thousands):

	2016		2015
	Local	USD	Local	USD
Colombia (COP) (1)
Notional	85,000,000	$28,327	95,000,000	$30,164
Fair Value	8,763	3	2,179,374	692
_______________

(1)	As of December 31, 2016 and 2015, the interest rate swap agreement in Colombia was included in Notes receivable and other non-current assets on the consolidated balance sheet.

Embedded Derivative in Lease Agreement
In connection with the acquisition of communications sites in Nigeria, the Company entered into a site lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the U.S. CPI was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the consolidated balance sheet. The fair value of the Company’s embedded derivative is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows over the period in which the associated payment is expected to be received and applies a discount factor that captures uncertainties in the future periods associated with the expected payment. During the year ended December 31, 2016, the Company recorded $0.9 million of a fair value adjustment, which was recorded in Other expense in the consolidated statement of operations.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration is initially measured and recorded at fair value as an element of consideration paid in connection with an acquisition with subsequent adjustments recognized in Other operating expenses in the consolidated statements of operations. The fair value of acquisition-related contingent consideration, and any subsequent changes in fair value, is determined by using a discounted probability-weighted approach, which takes into consideration Level 3 unobservable inputs, including assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applies a discount factor that captures the uncertainties associated with the obligation. Changes in the unobservable inputs of Level 3 assets or liabilities could significantly impact the fair value of these assets or liabilities recorded in the accompanying consolidated balance sheets, with the adjustments being recorded in the consolidated statements of operations.
As of December 31, 2016, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between zero and $46.8 million. The changes in fair value of the contingent consideration were as follows during the years ended December 31, (in thousands):

	2016	2015
Balance as of January 1	$12,436	$28,524
Additions	8,811	1,626
Settlements	(306)	(7,943)
Change in fair value	(6,372)	(4,781)
Foreign currency translation adjustment	875	(4,990)
Balance as of December 31	$15,444	$12,436

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the year ended December 31, 2016, certain long-lived assets held and used with a carrying value of $12.7 billion were written down to their net realizable value as a result of an asset impairment charge of $28.5 million. During the year ended December 31, 2015, certain long-lived assets held and used with a carrying value of $12.6 billion were written down to their net realizable value as a result of an asset impairment charge of $15.1 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.

There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2016.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2016 and 2015 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2016, the carrying value and fair value of long-term obligations, including the current portion, were $18.5 billion and $18.8 billion, respectively, of which $11.8 billion was measured using Level 1 inputs and $7.0 billion was measured using Level 2 inputs. As of December 31, 2015, the carrying value and fair value of long-term obligations, including the current portion, were $17.1 billion and $17.4 billion, respectively, of which $8.7 billion was measured using Level 1 inputs and $8.7 billion was measured using Level 2 inputs.

12.    INCOME TAXES
The Company has filed, for prior taxable years through its taxable year ended December 31, 2011, consolidated U.S. federal tax returns, which included all of its then wholly owned domestic subsidiaries. For its taxable year commencing January 1, 2012, the Company filed, and intends to continue to file, as a REIT, and its domestic TRSs filed, and intend to continue to file, separate tax returns as required. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state and form of organization. The following information pertains to the Company’s income taxes on a consolidated basis.

The income tax provision from continuing operations consisted of the following for the years ended December 31, (in thousands):

	2016	2015	2014
Current:
Federal	$(26,494)	$(73,930)	$(2,390)
State	(1,976)	(21,216)	(797)
Foreign	(100,074)	(55,045)	(57,934)
Deferred:
Federal	(616)	9,131	(4,180)
State	(259)	8	(973)
Foreign	(26,082)	(16,903)	3,769
Income tax provision	$(155,501)	$(157,955)	$(62,505)

The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2016, 2015 and 2014 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its NOLs, subject to specified limitations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows for the years ended December 31:

	2016	2015	2014
Statutory tax rate	35%	35%	35%
Adjustment to reflect REIT status (1)	(35)	(35)	(35)
Foreign taxes	5	3	2
Foreign withholding taxes	4	3	3
Uncertain tax positions	5	—	—
Change in tax law	—	2	—
MIPT tax election (2)	—	11	—
Other	—	—	2
Effective tax rate	14%	19%	7%
_______________
(1)    Includes 29%, 36% and 24% from dividend paid deductions in 2016, 2015 and 2014, respectively.
(2)    Includes federal and state taxes, net of federal benefit.
The domestic and foreign components of income from continuing operations before income taxes are as follows for the years ended December 31, (in thousands):

	2016	2015	2014
United States	$882,552	$785,201	$857,457
Foreign	243,308	44,761	8,247
Total	$1,125,860	$829,962	$865,704

The components of the net deferred tax asset and liability and related valuation allowance were as follows as of December 31, (in thousands):

	2016	2015
Assets:
Net operating loss carryforwards	$278,674	$277,977
Accrued asset retirement obligations	130,014	92,295
Stock-based compensation	4,267	3,889
Unearned revenue	29,003	25,654
Unrealized loss on foreign currency	26,883	37,440
Other accruals and allowances	45,578	13,824
Items not currently deductible and other	26,886	17,608
Liabilities:
Depreciation and amortization	(942,409)	(194,230)
Deferred rent	(27,099)	(20,720)
Other	(9,294)	(11,077)
Subtotal	(437,497)	242,660
Valuation allowance	(144,397)	(136,952)
Net deferred tax (liabilities) assets	$(581,894)	$105,708

As described in note 1, effective January 1, 2016, the Company adopted new guidance on the accounting for share-based payment transactions. As part of this new guidance, excess windfall tax benefits and tax deficiencies related to the Company’s stock option exercises and restricted stock unit vestings are recognized as an income tax benefit or expense in the consolidated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statement of operations in the period in which the deduction occurs. Excess windfall tax benefits and tax deficiencies are therefore not anticipated when determining the annual ETR and are instead recognized in the interim period in which those items occur.
At December 31, 2016 and 2015, the Company has provided a valuation allowance of $144.4 million and $137.0 million, respectively, which primarily relates to foreign items. During 2016, the Company increased the amounts recorded as valuation allowances due to the uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future. The increase in the valuation allowance for the year ending December 31, 2016, is offset by fluctuations in foreign currency exchange rates and by a removal of previously reserved deferred tax assets resulting from a restructuring in Germany. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows (in thousands):

	2016	2015	2014
Balance as of January 1,	$136,952	$141,241	$136,006
Additions (1)	14,118	19,512	40,124
Reversals	—	—	(10,769)
Foreign currency translation	(6,673)	(23,801)	(24,120)
Balance as of December 31,	$144,397	$136,952	$141,241
_______________
(1)    Includes net charges to expense and allowances established through goodwill at acquisition.

The recoverability of the Company’s deferred tax assets has been assessed utilizing projections based on its current operations. Accordingly, the recoverability of the deferred tax assets is not dependent on material asset sales or other non-routine transactions. Based on its current outlook of future taxable income during the carryforward period, the Company believes that deferred tax assets, other than those for which a valuation allowance has been recorded, will be realized.

The Company considers the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside of the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on $648.7 million of undistributed earnings of foreign subsidiaries indefinitely invested outside of the United States. Should the Company decide to repatriate the foreign earnings, it may have to adjust the income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside of the United States.
At December 31, 2016, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows (in thousands):

Years ended December 31,	Federal	State	Foreign
2017 to 2021	$—	$59,213	$8,950
2022 to 2026	—	388,695	184,611
2027 to 2031	146,763	98,538	—
2032 to 2036	16,604	32,345	—
Indefinite carryforward	—	—	831,185
Total	$163,367	$578,791	$1,024,746

In addition, the Company has Mexican tax credits of $0.9 million, which if not utilized will expire in 2017.

As of December 31, 2016 and 2015, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $102.9 million and $28.1 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2016, includes additions to the Company’s existing tax positions of $82.9 million, which includes $23.8 million assumed through acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $10.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31, (in thousands):

	2016	2015	2014
Balance at January 1	$28,114	$31,947	$32,545
Additions based on tax positions related to the current year	82,912	5,042	4,187
Additions for tax positions of prior years	—	—	3,780
Foreign currency	(307)	(5,371)	(3,216)
Reduction as a result of the lapse of statute of limitations and effective settlements	(3,168)	(3,504)	(5,349)
Balance at December 31	$107,551	$28,114	$31,947

During the years ended December 31, 2016, 2015 and 2014, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $3.2 million, $3.5 million and $5.3 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.
The Company recorded penalties and tax-related interest expense to the tax provision of $9.2 million, $3.2 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the years ended December 31, 2016, 2015 and 2014 by $3.4 million, $3.1 million and $9.9 million, respectively.
As of December 31, 2016 and 2015, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $24.3 million and $20.2 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2016 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2016.

13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices in the case of non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2016, the Company had the ability to grant stock-based awards with respect to an aggregate of 9.5 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the years ended December 31, 2016, 2015 and 2014, the Company recorded and capitalized the following stock-based compensation expenses (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015	2014
Stock-based compensation expense	$89,898	$90,537	$80,153
Stock-based compensation expense capitalized as property and equipment	1,443	2,052	1,589
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

Key assumptions used to apply this pricing model were as follows:

	2016	2015	2014
Range of risk-free interest rate	1.00% - 1.73%	1.32% - 1.62%	1.46% - 1.74%
Weighted average risk-free interest rate	1.44%	1.61%	1.64%
Range of expected life of stock options	4.5 - 5.2 years	4.5 years	4.5 years
Range of expected volatility of the underlying stock price	20.59% - 21.45%	21.09% - 21.24%	21.94% - 23.35%
Weighted average expected volatility of underlying stock price	21.43%	21.09%	23.08%
Range of expected annual dividend yield	1.85% - 2.40%	1.50% - 1.85%	1.50%
The weighted average grant date fair value per share during the years ended December 31, 2016, 2015 and 2014 was $14.60, $15.06 and $14.86, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $77.6 million, $32.1 million and $58.0 million, respectively. As of December 31, 2016, total unrecognized compensation expense related to unvested stock options was $25.6 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was $84.9 million during the year ended December 31, 2016.
The Company’s option activity for the year ended December 31, 2016 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2016	7,680,819	$71.10
Granted	1,161,370	95.16
Exercised	(1,520,541)	55.86
Forfeited	(51,472)	90.10
Expired	(800)	33.96
Outstanding as of December 31, 2016	7,269,376	$78.00	6.73	$201.4
Exercisable as of December 31, 2016	3,519,976	$64.93	5.24	$143.4
Vested or expected to vest as of December 31, 2016	7,269,376	$78.00	6.73	$201.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information regarding options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
733,732	$28.39 - $43.11	$37.01	2.35	733,732	$37.01
1,130,308	44.92 - 62.00	56.55	4.55	1,130,308	56.55
916,991	64.01 - 76.90	76.74	6.18	621,338	76.69
1,428,834	77.42- 81.18	81.12	7.14	589,547	81.13
1,900,077	81.46 - 94.57	94.35	8.15	441,405	94.34
1,159,434	94.71 - 113.60	95.21	9.19	3,646	99.14
7,269,376	$28.39 - $113.60	$78.00	6.73	3,519,976	$64.93
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2016 was as follows:

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2016 (1)	1,656,993	$84.12	33,377	$94.57
Granted (2)	784,178	95.15	209,380	93.81
Vested	(656,645)	79.36	—	—
Forfeited	(120,783)	90.18	—	—
Outstanding as of December 31, 2016	1,663,743	$90.76	242,757	$93.92
Expected to vest as of December 31, 2016	1,663,743	$90.76	242,757	$93.92
_______________

(1)
PSUs represent the shares issuable for the 2015 PSUs (as defined below) at the end of the three-year performance cycle based on exceeding the performance metric for the first year’s performance period.

(2)
PSUs represent the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the second year’s performance period and the target number of shares issuable at the end of the three-year performance cycle for the 2016 PSUs (as defined below).

Restricted Stock Units—The total fair value of RSUs that vested during the year ended December 31, 2016 was $63.8 million.
As of December 31, 2016, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $86.1 million and is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units—During the year ended December 31, 2016, the Company’s Compensation Committee granted an aggregate of 169,340 PSUs to its executive officers (the “2016 PSUs”) and established the performance metrics for this award. During the year ended December 31, 2015, the Company’s Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers (the “2015 PSUs”) and established the performance metric for this award. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2016 PSUs and for each year in the three-year performance period with respect to the 2015 PSUs and will be used to calculate the number of shares that will be issuable when the award vests, which may range from 0% to 200% of the target amounts. At the end of the three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of the performance period, subject to the executive’s continued employment. In the event of the executive’s death, disability or qualifying retirement, PSUs will be paid out pro rata in accordance with the terms of the applicable award agreement. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually vested.

The performance metric related to the 2015 PSUs is tied to year-over-year growth, and actual results for the metric cannot be determined until the end of each respective fiscal year. As a result, as of December 31, 2016, the Company was unable to determine the annual target for the third year of the performance period for this award. Accordingly, an aggregate of
23,377 PSUs was not included in the table above.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company recorded $8.4 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2016, was $12.0 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.

14.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—In connection with the Viom Acquisition, ATC Asia entered into the Shareholders Agreement with Viom and the Remaining Shareholders. The Shareholders Agreement provides for, among other things, put options held by certain of the Remaining Shareholders, which allow the Remaining Shareholders to sell outstanding shares of ATC TIPL, and a call option held by the Company, which allows the Company to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature require classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, or (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Distributions in excess of earnings.

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

The following is a reconciliation of the changes in the Redeemable noncontrolling interests (in thousands):

Balance as of January 1, 2016	$—
Fair value at acquisition	1,100,804
Net income attributable to noncontrolling interests	13,851
Foreign currency translation adjustment attributable to noncontrolling interests	(23,435)
Balance as of December 31, 2016	$1,091,220

15.    EQUITY

Common Stock Issuance—On December 8, 2016, the Company issued 1,171,187 shares of its common stock directly to ALLTEL Communications, LLC (“Alltel”), a subsidiary of Verizon Wireless, in consideration of the Company's exercise of its purchase option related to 1,523 communications towers pursuant to its agreement with Alltel (see note 18).

Series A Preferred Stock—The Company has 6,000,000 shares outstanding of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), which was originally issued on May 12, 2014.

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

Dividends on shares of the Series A Preferred Stock are payable on a cumulative basis when, as, and if declared by the Company’s Board of Directors at an annual rate of 5.25% on the liquidation preference of $100.00 per share, on February 15, May 15, August 15 and November 15 of each year, commencing on August 15, 2014 to, and including, May 15, 2017.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock—The Company has 13,750,000 depositary shares, each representing a 1/10th interest in a share of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Mandatory Convertible Preferred Stock”), which was originally issued on March 3, 2015.

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

Dividends on shares of the Series B Preferred Stock are payable on a cumulative basis when, as, and if declared by the Company’s Board of Directors at an annual rate of 5.50% on the liquidation preference of $1,000.00 per share (and, correspondingly, $100.00 per share with respect to the depositary shares) on February 15, May 15, August 15 and November 15 of each year, commencing on May 15, 2015 to, and including, February 15, 2018.

The Company may pay dividends on its Mandatory Convertible Preferred Stock in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the Mandatory Convertible Preferred Stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding Mandatory Convertible Preferred Stock for all prior dividend periods, no dividends may be declared or paid on common stock.

Stock Repurchase Program—In March 2011, the Board of Directors approved a $1.5 billion stock repurchase program, pursuant to which the Company is authorized to purchase up to an additional $1.1 billion of the Company’s common stock. The Company temporarily suspended repurchases under the program in September 2013. However, the Company may, at any time, elect to resume repurchases under the program.

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plans.

Distributions—During the years ended December 31, 2016, 2015 and 2014, the Company declared the following cash distributions:

	For the year ended December 31,
	2016		2015		2014
	Distribution per share	Aggregate Payment Amount (in millions)	Distribution per share	Aggregate Payment Amount (in millions)	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock	$2.17	$923.7	$1.81	$766.4	$1.40	$554.6
Series A Preferred Stock	$5.25	$31.5	$3.94	$23.7	$3.98	$23.9
Series B Preferred Stock	$55.00	$75.6	$38.65	$53.1	$—	$—

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table characterizes the tax treatment of distributions declared per share of common stock and Mandatory Convertible Preferred Stock.

	For the year ended December 31,
	2016			2015			2014 (1)
	Per Share		%	Per Share		%	Per Share	%
Common Stock
Ordinary dividend	$2.1700	(2)	100.00%	$1.2694		70.13%	$1.4000	100.00%
Capital gains distribution	—		—	0.5406		29.87	—	—
Total	$2.1700		100.00%	$1.8100		100.00%	$1.4000	100.00%
Series A Preferred Stock
Ordinary dividend	$6.4578	(3)	100.00%	$3.6818	(4)	70.13%	$2.6688	100.00%
Capital gains distribution	—		—	1.5682		29.87	—	—
Total	$6.4578		100.00%	$5.2500		100.00%	$2.6688	100.00%
Series B Preferred Stock (5)
Ordinary dividend	$5.5000		100.00%	$2.7107		70.13%	$—	—%
Capital gains distribution	—		—	1.1546		29.87	—	—
Total	$5.5000		100.00%	$3.8653		100.00%	$—	—%
_______________

(1)	The Company had no Series B Preferred Stock outstanding during the year ended December 31, 2014.

(2)	Includes dividend declared on December 14, 2016 of $0.58 per share, which was paid on January 13, 2017 to common stockholders of record at the close of business on December 28, 2016.

(3)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on June 17, 2016.

(4)	Includes dividend declared on December 2, 2014 of $1.3125 per share, which was paid on February 16, 2015 to preferred stockholders of record at the close of business on February 1, 2015.

(5)	Represents the tax treatment on dividends per depositary share, each of which represents a 1/10th interest in a share of Series B Preferred Stock.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of December 31, 2016, the amount accrued for distributions payable related to unvested restricted stock units was $6.7 million. During the year ended December 31, 2016, the Company paid $2.4 million of distributions payable upon the vesting of restricted stock units.
To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and subject to adjustment by the Company’s Board of Directors.

16.    IMPAIRMENTS, NET LOSS ON SALES OF LONG-LIVED ASSETS
During the years ended December 31, 2016, 2015 and 2014, the Company recorded impairment charges and net losses on sales or disposals of long-lived assets of $53.6 million, $29.8 million and $28.5 million, respectively. These charges were primarily related to assets included in the Company’s U.S. property segment and are included in Other operating expenses in the consolidated statements of operations.

Included in these amounts were impairment charges of $28.5 million, $15.1 million and $15.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, to write down certain assets to net realizable value after an indicator of impairment was identified. These assets consisted primarily of towers, which are assessed on an individual basis, and network location intangibles, which relate directly to towers. For the year ended December 31, 2016, impairment charges also included amounts related to land easements. Also included in these amounts were net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $25.1 million, $14.7 million and $13.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (in thousands, except per share data):

	2016	2015	2014
Net income attributable to American Tower Corporation stockholders	$956,425	$685,074	$824,910
Dividends on preferred stock	(107,125)	(90,163)	(23,888)
Net income attributable to American Tower Corporation common stockholders	849,300	594,911	801,022
Basic weighted average common shares outstanding	425,143	418,907	395,958
Dilutive securities	4,140	4,108	4,128
Diluted weighted average common shares outstanding	429,283	423,015	400,086
Basic net income attributable to American Tower Corporation common stockholders per common share	$2.00	$1.42	$2.02
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.98	$1.41	$2.00

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2016	2015	2014
Restricted stock awards	6	—	5
Stock options	817	1,606	1,290
Preferred stock	17,509	15,408	4,303
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,350 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the 2013 Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, the Company has purchased an aggregate of 77 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $760.1 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
Alltel Transaction—In December 2000, the Company entered into an agreement with Alltel, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for 1,523 towers in a single closing which occurred on December 8, 2016. The Company has provided notice to the tower owner of its intent to exercise the purchase options related to the 243 remaining towers. As of December 31, 2016, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the remaining subleased towers was $10.4 million as of December 31, 2016.
Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. The Company evaluates the circumstances of each notification based on the information available and records a liability for any potential outcome that is probable or more likely than not unfavorable if the liability is also reasonably estimable. On December 5, 2016, the Company received an income tax assessment of Essar Telecom Infrastructure Private Limited (“ETIPL”) for the fiscal year ending 2008 in the amount of 4.75 billion INR ($69.8 million on the date of assessment) related to capital contributions. The Company is challenging the assessment before India’s tax authority Commissioner of Income Tax (Appeals) and estimates that there is a more likely than not probability that the Company’s position will be sustained. Accordingly, no such liability has been recorded. Additionally, the assessment was made with respect to transactions that took place in the tax year commencing in 2007, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010.
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at December 31, 2016 are as follows (in millions):

Year Ending December 31,
2017	$869
2018	846
2019	816
2020	776
2021	737
Thereafter	6,638
Total	$10,682
Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2016, 2015 and 2014 approximated $986.2 million, $804.8 million and $655.0 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under capital leases in effect at December 31, 2016 were as follows (in millions):

Year Ending December 31,
2017	$28
2018	24
2019	22
2020	18
2021	14
Thereafter	163
Total minimum lease payments	269
Less amounts representing interest	(132)
Present value of capital lease obligations	$137

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and generally have initial terms of ten years with multiple renewal terms at the option of the tenant.
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2016 were as follows (in millions):

Year Ending December 31,
2017	$4,646
2018	4,502
2019	4,240
2020	3,905
2021	3,372
Thereafter	10,477
Total	$31,142
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements, but do not guarantee future performance. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2016, is not aware of any agreements that could result in a material payment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31, (in thousands):

	2016	2015	2014
Supplemental cash flow information:
Cash paid for interest	$645,092	$577,952	$548,089
Cash paid for income taxes (net of refunds of $19,554, $7,053 and $8,476, respectively)	96,241	157,058	69,212
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(18,973)	2,780	1,121
Purchases of property and equipment under capital leases	55,635	36,851	36,486
Fair value of debt assumed through acquisitions	786,889	—	463,135
Exercise of purchase option for property and equipment for common shares issued	120,785	—	—
Settlement of accounts receivable related to acquisitions	—	899	31,849
Conversion of third-party debt to equity	—	—	111,181

20.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of December 31, 2016, consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	EMEA: property operations in Germany, Ghana, Nigeria, South Africa and Uganda; and

•	Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico and Peru.
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
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other expense, Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other expense, as the amounts are not utilized in assessing each segment’s performance, and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$3,370,033	$827,627	$529,531	$985,935	$5,713,126	$72,542		$5,785,668
Segment operating expenses (1)	733,403	465,938	223,716	337,887	1,760,944	27,007		1,787,951
Interest income, TV Azteca, net	—	—	—	10,960	10,960	—		10,960
Segment gross margin	2,636,630	361,689	305,815	659,008	3,963,142	45,535		4,008,677
Segment selling, general, administrative and development expense (1)	147,559	48,238	60,903	60,690	317,390	12,510		329,900
Segment operating profit	$2,489,071	$313,451	$244,912	$598,318	$3,645,752	$33,025		$3,678,777
Stock-based compensation expense							$89,898	89,898
Other selling, general, administrative and development expense							126,035	126,035
Depreciation, amortization and accretion							1,525,635	1,525,635
Other expense (2)							811,349	811,349
Income from continuing operations before income taxes								$1,125,860
Capital expenditures (3)	$310,744	$115,508	$86,128	$172,568	$684,948	$—	$16,439	$701,387
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.4 million and $87.5 million, respectively.

(2)	Primarily includes interest expense.

(3)
Includes $18.9 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes and capital leases in the cash flow from financing activities in our consolidated statement of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Year ended December 31, 2015	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$3,157,501	$242,223	$395,092	$885,572	$4,680,388	$91,128		$4,771,516
Segment operating expenses (1)	678,499	126,874	163,820	304,629	1,273,822	32,993		1,306,815
Interest income, TV Azteca, net	—	—	—	11,209	11,209	—		11,209
Segment gross margin	2,479,002	115,349	231,272	592,152	3,417,775	58,135		3,475,910
Segment selling, general, administrative and development expense (1)	138,617	22,771	48,672	62,111	272,171	15,724		287,895
Segment operating profit	$2,340,385	$92,578	$182,600	$530,041	$3,145,604	$42,411		$3,188,015
Stock-based compensation expense							$90,537	90,537
Other selling, general, administrative and development expense							121,456	121,456
Depreciation, amortization and accretion							1,285,328	1,285,328
Other expense (2)							860,732	860,732
Income from continuing operations before income taxes								$829,962
Capital expenditures	$367,663	$75,407	$66,625	$201,806	$711,501	$—	$17,252	$728,753
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.1 million and $88.5 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2014	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,639,790	$219,566	$315,053	$832,445	$4,006,854	$93,194		$4,100,048
Segment operating expenses (1)	515,742	121,797	126,714	290,527	1,054,780	37,648		1,092,428
Interest income, TV Azteca, net	—	—	—	10,547	10,547	—		10,547
Segment gross margin	2,124,048	97,769	188,339	552,465	2,962,621	55,546		3,018,167
Segment selling, general, administrative and development expense (1)	124,944	19,632	39,553	66,890	251,019	12,469		263,488
Segment operating profit	$1,999,104	$78,137	$148,786	$485,575	$2,711,602	$43,077		$2,754,679
Stock-based compensation expense							$80,153	80,153
Other selling, general, administrative and development expense (2)							104,738	104,738
Depreciation, amortization and accretion							1,003,802	1,003,802
Other expense (3)							700,282	700,282
Income from continuing operations before income taxes								$865,704
Capital expenditures	$576,153	$74,334	$70,126	$229,645	$950,258	$—	$24,146	$974,404
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.8 million and $78.3 million, respectively.

(2)	Includes $7.9 million of expense previously recorded as segment selling, general, administrative and development expense.

(3)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31, (in thousands):

	2016	2015	2014
U.S. property	$18,846,941	$19,286,465	$14,335,731
Asia property (1)	4,535,293	736,149	738,290
EMEA property (1)	2,062,399	2,249,634	1,275,253
Latin America property (1)	4,938,064	4,401,258	4,700,357
Services	48,327	68,388	57,367
Other (2)	448,126	162,378	156,567
Total assets	$30,879,150	$26,904,272	$21,263,565
_______________

(1)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.

(2)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments.
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2016, 2015 and 2014 and long-lived assets as of December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015	2014
Operating Revenues:
United States	$3,442,575	$3,248,629	$2,732,984
Asia (1):
India	827,627	242,223	219,566
EMEA (1):
Germany	60,163	55,965	64,946
Ghana	116,219	94,549	95,486
Nigeria	215,402	109,701	—
South Africa	80,006	80,510	98,334
Uganda	57,741	54,367	56,287
Latin America (1):
Argentina	1,065	—	—
Brazil	506,182	408,644	331,089
Chile	33,831	29,650	31,756
Colombia	79,755	78,351	89,421
Costa Rica	18,968	17,244	16,742
Mexico	331,173	340,461	354,116
Panama (2)	—	—	1,243
Peru	14,961	11,222	8,078
Total International	2,343,093	1,522,887	1,367,064
Total operating revenues	$5,785,668	$4,771,516	$4,100,048
_______________

(1)	Balances are translated at the applicable exchange rate, which may impact comparability between periods.

(2)	In September 2014, the Company completed the sale of its operations in Panama.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2016	2015
Long-Lived Assets (1):
United States	$16,969,558	$17,516,535
Asia (2):
India	4,094,190	619,370
EMEA (2):
Germany	397,317	388,727
Ghana	192,158	217,530
Nigeria	640,634	1,018,980
South Africa	271,760	133,088
Uganda	141,533	162,346
Latin America (2):
Argentina	137,588	—
Brazil	2,626,431	2,204,494
Chile	137,170	121,938
Colombia	272,338	256,892
Costa Rica	117,481	120,292
Mexico	797,798	976,707
Peru	66,593	59,206
Total International	9,892,991	6,279,570
Total long-lived assets	$26,862,549	$23,796,105
_______________

(1)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.

(2)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
The following tenants within the property segments and services segment individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, is as follows:

	2016	2015	2014
AT&T	21%	24%	20%
Verizon Wireless	15%	16%	11%
Sprint	11%	13%	15%
T-Mobile	9%	10%	10%

21.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2016, 2015 and 2014, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2016:
Operating revenues	$1,289,047	$1,442,227	$1,514,845	$1,539,549	$5,785,668
Costs of operations (1)	351,445	459,711	491,237	487,996	1,790,389
Operating income	451,853	432,806	479,074	489,296	1,853,029
Net income	281,307	192,464	263,735	232,853	970,359
Net income attributable to American Tower Corporation stockholders	275,159	187,550	264,509	229,207	956,425
Dividends on preferred stock	(26,781)	(26,782)	(26,781)	(26,781)	(107,125)
Net income attributable to American Tower Corporation common stockholders	248,378	160,768	237,728	202,426	849,300
Basic net income per share attributable to American Tower Corporation common stockholders	0.59	0.38	0.56	0.48	2.00
Diluted net income per share attributable to American Tower Corporation common stockholders	0.58	0.37	0.55	0.47	1.98

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2015:
Operating revenues	$1,079,190	$1,174,375	$1,237,910	$1,280,041	$4,771,516
Costs of operations (1)	264,640	322,458	365,389	356,381	1,308,868
Operating income	419,966	389,774	400,925	402,124	1,612,789
Net income	195,492	157,180	97,740	221,595	672,007
Net income attributable to American Tower Corporation stockholders	193,317	156,056	102,999	232,702	685,074
Dividends on preferred stock	(9,819)	(26,782)	(26,781)	(26,781)	(90,163)
Net income attributable to American Tower Corporation common stockholders	183,498	129,274	76,218	205,921	594,911
Basic net income per share attributable to American Tower Corporation common stockholders	0.45	0.31	0.18	0.49	1.42
Diluted net income per share attributable to American Tower Corporation common stockholders	0.45	0.30	0.18	0.48	1.41
_______________

(1)	Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expenses.

23.    SUBSEQUENT EVENTS

Redemption of 7.25% Senior Notes—On February 10, 2017, the Company redeemed all of the outstanding 7.25% senior unsecured notes due 2019 (the “7.25% Notes”) at a price equal to 112.0854% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 10, 2017, for an aggregate redemption price of $341.4 million, including $5.1 million in accrued and unpaid interest. The Company expects to record a loss on retirement of long-term obligations of approximately $39.1 million, which includes prepayment consideration of $36.3 million, and the remaining portion of the unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2013 Credit Facility and cash on hand. Upon completion of the redemption, none of the 7.25% Notes remained outstanding.

Repayment of 2012 GTP Notes—On February 15, 2017, the Company repaid the $173.5 million remaining principal amount outstanding under the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C issued by GTP Cellular Sites, LLC, plus prepayment consideration and accrued and unpaid interest. The Company expects to record a loss on retirement of long-term obligations of approximately $1.8 million, which includes prepayment consideration of $7.2 million offset by the remaining portion of the unamortized premium. The repayment was funded with borrowings under the 2013 Credit Facility and cash on hand.

Repayment of Unison Notes—On February 15, 2017, the Company repaid the $129.0 million principal amount outstanding under the Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F issued by Unison Ground Lease Funding, LLC, plus prepayment consideration and accrued and unpaid interest. The Company expects to record a loss on retirement of long-term obligations of approximately $14.5 million, which includes prepayment consideration of $18.3 million offset by the remaining portion of the unamortized premium. The repayment was funded with borrowings under the 2013 Credit Facility and cash on hand.

FPS Towers Acquisition—On February 15, 2017, ATC Europe acquired 100% of the outstanding shares of FPS for total consideration of 713.9 million Euros ($757.1 million at the date of acquisition). The acquisition was funded by the Company and its equity partner, PGGM. The Company made a loan to ATC Europe to fund 225.0 million Euros ($238.6 million at the date of acquisition) of the total consideration. The remainder of the purchase price was funded by the Company and PGGM in proportion to their respective interests in ATC Europe. The Company funded its portion of the purchase price with borrowings under the 2013 Credit Facility and cash on hand. The acquisition is consistent with the Company’s strategy to expand in selected geographic areas. A preliminary purchase price allocation is not available due to the timing of the closing.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in thousands)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
144,119	sites (1)	$3,815,002	(2)	(3)	(3)	$14,276,973	(4)	$(4,548,096)	Various	Various	Up to 20 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $3.8 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    Does not include those sites under construction.

	2016	2015		2014
Gross amount at beginning	$13,046,291	$10,434,326	(1)	$9,921,276	(1)
Additions during period:
Acquisitions	787,206	2,620,778		397,837
Discretionary capital projects (2)	105,279	210,421		437,720
Discretionary ground lease purchases (3)	168,133	144,695		159,637
Redevelopment capital expenditures (4)	136,821	114,089		96,782
Capital improvements (5)	81,790	42,417		41,967
Start-up capital expenditures (6)	128,707	35,561		21,173
Other (7)	139,356	201,118		22,069
Total additions	1,547,292	3,369,079		1,177,185
Deductions during period:
Cost of real estate sold or disposed	(85,789)	(60,975)		(60,147)
Other (8)	(230,821)	(696,139)		(569,107)
Total deductions:	(316,610)	(757,114)		(629,254)
Balance at end	$14,276,973	$13,046,291		$10,469,207

	2016	2015	2014
Gross amount of accumulated depreciation at beginning	$(3,994,874)	$(3,613,078)	$(3,297,033)
Additions during period:
Depreciation	(647,910)	(557,052)	(457,135)
Other	—	—	(761)
Total additions	(647,910)	(557,052)	(457,896)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	24,911	30,083	20,953
Other (8)	69,777	145,173	120,898
Total deductions	94,688	175,256	141,851
Balance at end	$(4,548,096)	$(3,994,874)	$(3,613,078)
_______________

(1)	Beginning balance has been revised to reflect purchase accounting measurement period adjustments.

(2)	Includes amounts incurred primarily for the construction of new sites.

(3)	Includes amounts incurred to purchase or otherwise secure the land under communications sites.

(4)	Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.

(5)	Includes amounts incurred to enhance existing sites by adding additional functionality, capacity or general asset improvements.

(6)
Includes amounts incurred in connection with acquisitions or new market launches. Start-up capital expenditures includes non-recurring expenditures contemplated in acquisitions or new market launch business cases.

(7)	Primarily includes regional improvements and other additions.

(8)	Primarily includes foreign currency exchange rate fluctuations and other deductions.

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
The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(3)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(4)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(6)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(7)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(8)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2009;

(9)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(10)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(11)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on December 9, 2010;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(16)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(17)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013;

(18)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2013;

(19)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 1, 2013;

(20)	Registration Statement on Form S-3ASR (File No. 333-188812) filed on May 23, 2013;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 31, 2013;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on August 19, 2013;

(23)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2013;

(24)	Current Report on Form 8-K (File No. 001-14195) filed on May 12, 2014;

(25)	Current Report on Form 8-K (File No. 001-14195) filed on August 7, 2014;

(26)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2014;

(27)	Current Report on Form 8-K (File No. 001-14195) filed on February 23, 2015;

(28)	Annual Report on Form 10-K (File No. 001-14195) filed on February 24, 2015;

(29)	Current Report on Form 8-K (File No. 001-14195) filed on March 3, 2015;

(30)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on April 30, 2015;

(31)	Current Report on Form 8-K (File No. 001-14195) filed on May 7, 2015;

(32)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 29, 2015;

(33)	Current Report on Form 8-K (File No. 001-14195) filed on January 12, 2016;

(34)	Current Report on Form 8-K (File No. 001-14195) filed on February 16, 2016;

(35)	Annual Report on Form 10-K (File No. 001-14195) filed on February 26, 2016;

(36)	Current Report on Form 8-K (File No. 001-14195) filed on March 9, 2016;

(37)	Current Report on Form 8-K (File No. 001-14195) filed on May 13, 2016;

(38)	Current Report on Form 8-K (File No. 001-14195) filed on September 30, 2016; and

(39)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 27, 2016.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1 (13)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	3.1 (15)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2 (15)

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	3.1 (34)

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	3.1 (24)

3.5	Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	3.1 (29)

4.1	Indenture dated as of June 10, 2009, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 7.25% Senior Notes due 2019	10.1 (8)

4.2	Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.3 (10)

4.3	Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	4.12 (20)

4.4
Supplemental Indenture No. 1, dated August 16, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.050% Senior Notes due 2020
4 (11)

4.5
Supplemental Indenture No. 2, dated December 7, 2010, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.500% Senior Notes due 2018
4.1 (12)

4.6
Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.900% Senior Notes due 2021
4.1 (14)

4.7
Supplemental Indenture No. 1, dated as of December 30, 2011, to Indenture dated as of June 10, 2009, with respect to the Predecessor Registrant’s 7.25% Senior Notes due 2019, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee
4.4 (15)

4.8
Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee
4.6 (15)

4.9
Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.70% Senior Notes due 2022
4.1 (16)

4.10
Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated May 13, 2010, by and between the Company and the Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023
4.1 (17)

4.11
Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.40% Senior Notes due 2019 and the 5.00% Senior Notes due 2024
4.1 (22)

4.12
Supplemental Indenture No. 2, dated as of August 7, 2014, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.450% Senior Notes due 2021
4.1 (25)

Exhibit No.	Description of Document	Exhibit File No.

4.13
Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 2.800% Senior Notes due 2020 and the 4.000% Senior Notes due 2025
4.1 (31)

4.14
Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.300% Senior Notes due 2021 and the 4.400% Senior Notes due 2026
4.1 (33)

4.15	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.375% Senior Notes due 2026	4.1 (37)

4.16
Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 2.250% Senior Notes due 2022 and the 3.125% Senior Notes due 2027
4.1 (38)

4.17
Deposit Agreement, dated March 3, 2015, among the Company, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the depositary receipts evidencing the depositary shares, for the 5.50% Mandatory Convertible Preferred Stock, Series B
4.1 (29)

4.18
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
4.2 (32)

4.19	Series 2015-1 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.3 (32)

4.20	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.4 (32)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (3)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5 (9)

10.3	American Tower Corporation 2007 Equity Incentive Plan	Annex A (4)*

10.4	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.6 (18)*

10.5	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.31 (18)*

10.6	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.8 (18)*

10.7	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.9 (18)*

10.8	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.1 (27)*

10.9	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (U.S. Employee / Time) (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.1 (36)*

Exhibit No.	Description of Document	Exhibit File No.

10.10	Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2 (36)*

10.11	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10 (2)*

10.12	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1 (5)*

10.13
First Amended and Restated Loan and Security Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender
10.1 (19)

10.14
First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager
10.2 (19)

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
10.3 (19)

10.16
First Amended and Restated Trust and Servicing Agreement, dated as of March 15, 2013, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee
10.4 (19)

10.17	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1 (1)

10.18	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2 (1)

10.19	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.20	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7 (7)**

10.21	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on March 3, 2016)	*

10.22	Form of Waiver and Termination Agreement	10.4 (6)

10.23	American Tower Corporation Severance Plan, as amended	10.35 (9)*

10.24	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36 (9)*

10.25	Letter Agreement, dated as of May 4, 2016, as amended, by and between the Company and William H. Hess	10.1 (39)*

Exhibit No.	Description of Document	Exhibit File No.

10.26	Letter Agreement, dated as of February 9, 2015 by and between the Company and Steven C. Marshall	10.24 (28)*

10.27
Amended and Restated Indenture, dated as of February 28, 2012, by and between GTP Cellular Sites, LLC, Cell Tower Lease Acquisition LLC, GLP Cell Site I, LLC, GLP Cell Site II, LLC, GLP Cell Site III, LLC, GLP Cell Site IV, LLC, GLP Cell Site A, LLC, Cell Site NewCo II, LLC, as obligors, and Deutsche Bank Trust Company Americas, as indenture trustee
10.15 (23)

10.28	Series 2012-1 and Series 2012-2 Indenture Supplement, dated as of February 28, 2012, to the Amended and Restated Indenture dated February 28, 2012	10.16 (23)

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
10.1 (21)

10.30
First Amendment to Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.7 (23)

10.31
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
10.8 (23)

10.32
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
10.1 (26)

10.33
Second Amendment to Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.2 (26)

10.34
First Amendment to Term Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.3 (26)

10.35
First Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.51 (28)

10.36
Second Amendment to Term Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.52 (28)

10.37
Third Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.53 (28)

Exhibit No.	Description of Document	Exhibit File No.

10.38
Second Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.54 (28)

10.39
Third Amendment to Term Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.55 (28)

10.40
Fourth Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.56 (28)

10.41
Third Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.43 (35)

10.42
Fourth Amendment to Term Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.44 (35)

10.43
Fifth Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.45 (35)

10.44
Fourth Amendment to Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
Filed herewith as Exhibit 10.44

10.45
Fifth Amendment to Term Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
Filed herewith as Exhibit 10.45

10.46
Sixth Amendment to Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
Filed herewith as Exhibit 10.46

10.47	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications, Inc.	10.45 (28)

10.48	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10.8 (30)

10.49	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10.9 (30)

10.50	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10.10 (30)

10.51	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10.11 (30)

10.52	Share Purchase Agreement, dated as of October 21, 2015, amongst ATC Asia Pacific Pte. Ltd., American Tower International, Inc., Viom Networks Limited and certain of its existing shareholders	10.52 (35)

10.53
Shareholders Agreement, dated as of October 21, 2015, by and amongst Viom Networks Limited, Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited, SBI Macquarie Infrastructure Trust and ATC Asia Pacific Pte. Ltd.
10.53 (35)

Exhibit No.	Description of Document	Exhibit File No.

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed herewith as Exhibit 12

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

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