Form 10-Q
period 2017-03-31
AMERICAN TOWER CORP /MA/
filed 2017-04-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
116 Huntington Avenue
Boston, Massachusetts 02116
(Address of principal executive offices)
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 20, 2017, there were 425,009,451 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$712,778	$787,161
Restricted cash	145,478	149,281
Short-term investments	5,294	4,026
Accounts receivable, net	369,972	308,369
Prepaid and other current assets	477,665	441,033
Total current assets	1,711,187	1,689,870
PROPERTY AND EQUIPMENT, net	10,717,160	10,517,258
GOODWILL	5,379,830	5,070,680
OTHER INTANGIBLE ASSETS, net	11,826,886	11,274,611
DEFERRED TAX ASSET	206,331	195,678
DEFERRED RENT ASSET	1,352,642	1,289,530
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	863,353	841,523
TOTAL	$32,057,389	$30,879,150
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$109,424	$118,666
Accrued expenses	742,500	620,563
Distributions payable	267,369	250,550
Accrued interest	98,220	157,297
Current portion of long-term obligations	1,707,330	238,806
Unearned revenue	284,215	245,387
Total current liabilities	3,209,058	1,631,269
LONG-TERM OBLIGATIONS	17,182,754	18,294,659
ASSET RETIREMENT OBLIGATIONS	1,011,071	965,507
DEFERRED TAX LIABILITY	952,893	777,572
OTHER NON-CURRENT LIABILITIES	1,186,785	1,142,723
Total liabilities	23,542,561	22,811,730
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,129,988	1,091,220
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued and outstanding; aggregate liquidation value of $600,000	60	60
5.50%, Series B, 1,375,000 shares issued and outstanding; aggregate liquidation value of $1,375,000	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 430,931,594 and 429,912,536 shares issued; and 426,247,652 and 427,102,510 shares outstanding, respectively	4,309	4,299
Additional paid-in capital	10,094,017	10,043,559
Distributions in excess of earnings	(1,053,706)	(1,076,965)
Accumulated other comprehensive loss	(1,759,489)	(1,999,332)
Treasury stock (4,683,942 and 2,810,026 shares at cost, respectively)	(432,731)	(207,740)
Total American Tower Corporation equity	6,852,474	6,763,895
Noncontrolling interests	532,366	212,305
Total equity	7,384,840	6,976,200
TOTAL	$32,057,389	$30,879,150
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Property	$1,594,064	$1,267,651
Services	22,174	21,396
Total operating revenues	1,616,238	1,289,047
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $655 and $507, respectively)	486,167	342,290
Services (including stock-based compensation expense of $223 and $151, respectively)	6,541	9,155
Depreciation, amortization and accretion	421,140	341,634
Selling, general, administrative and development expense (including stock-based compensation expense of $35,344 and $27,421, respectively)	164,796	135,315
Other operating expenses	6,215	8,800
Total operating expenses	1,084,859	837,194
OPERATING INCOME	531,379	451,853
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $291 and $283, respectively	2,700	2,716
Interest income	9,927	3,534
Interest expense	(183,695)	(159,880)
Loss on retirement of long-term obligations	(55,440)	—
Other income (including unrealized foreign currency gains of $27,951 and $29,362, respectively)	29,302	12,208
Total other expense	(197,206)	(141,422)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	334,173	310,431
Income tax provision	(26,763)	(29,124)
NET INCOME	307,410	281,307
Net loss (income) attributable to noncontrolling interests	8,670	(6,148)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	316,080	275,159
Dividends on preferred stock	(26,781)	(26,781)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$289,299	$248,378
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.68	$0.59
Diluted net income attributable to American Tower Corporation common stockholders	$0.67	$0.58
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	427,279	424,059
DILUTED	430,199	427,888
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.62	$0.51
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$307,410	$281,307
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax of $0	(134)	74
Reclassification of unrealized gains on cash flow hedges to net income, net of tax of $0	(86)	(8)
Foreign currency translation adjustments, net of tax expense of $3,505 and $4,188, respectively	293,896	226,292
Other comprehensive income	293,676	226,358
Comprehensive income	601,086	507,665
Comprehensive income attributable to noncontrolling interests	(45,163)	(6,102)
Comprehensive income attributable to American Tower Corporation stockholders	$555,923	$501,563

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307,410	$281,307
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	421,140	341,634
Stock-based compensation expense	36,222	28,079
Loss on early retirement of long-term obligations	55,440	—
Other non-cash items reflected in statements of operations	(45,258)	12,451
Decrease in restricted cash	4,918	3,005
Increase in net deferred rent balances	(35,057)	(16,171)
Increase in assets	(40,411)	(30,535)
Decrease in liabilities	(21,307)	(56,258)
Cash provided by operating activities	683,097	563,512
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(168,138)	(154,222)
Payments for acquisitions, net of cash acquired	(777,755)	(873)
Payment for Verizon transaction	—	(4,655)
Proceeds from sale of short-term investments and other non-current assets	3,751	1,184
Deposits, restricted cash, investments and other	21,848	(26,950)
Cash used for investing activities	(920,294)	(185,516)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	—	(8,636)
Borrowings under credit facilities	1,997,039	31,504
Proceeds from issuance of senior notes, net	—	1,247,463
Repayments of notes payable, credit facilities, senior notes and capital leases	(1,633,408)	(1,388,613)
Contributions from (distributions to) noncontrolling interest holders, net	265,392	(274)
Purchases of common stock	(147,173)	—
Proceeds from stock options	36,933	14,582
Distributions paid on common stock	(250,436)	(209,984)
Distributions paid on preferred stock	(26,781)	(26,781)
Payment for early retirement of long-term obligations	(61,764)	—
Deferred financing costs and other financing activities	(21,935)	(25,325)
Cash provided by (used for) financing activities	157,867	(366,064)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	4,947	3,785
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,383)	15,717
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	787,161	320,686
CASH AND CASH EQUIVALENTS, END OF PERIOD	$712,778	$336,403
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $12,750 AND $3,431, RESPECTIVELY)	$23,074	$19,368
CASH PAID FOR INTEREST	$230,977	$177,574
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$10,128	$22,586
Purchases of property and equipment under capital leases	$11,875	$9,958
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2016	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	677,752	6	—	—	24,343	—	—	—	24,349
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	74	—	—	74
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(8)	—	—	(8)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	226,338	—	(46)	226,292
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(217,561)	—	(217,561)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(26,781)	—	(26,781)
Net income	—	—	—	—	—	—	—	—	—	—	275,159	6,148	281,307
BALANCE, MARCH 31, 2016	6,000,000	$60	1,375,000	$14	427,373,031	$4,273	(2,810,026)	$(207,740)	$9,714,952	$(1,610,592)	$(967,718)	$66,966	$7,000,215

BALANCE, JANUARY 1, 2017	6,000,000	$60	1,375,000	$14	429,912,536	$4,299	(2,810,026)	$(207,740)	$10,043,559	$(1,999,332)	$(1,076,965)	$212,305	$6,976,200
Stock-based compensation related activity	—	—	—	—	1,019,058	10	—	—	50,458	—	—	—	50,468
Treasury stock activity	—	—	—	—	—	—	(1,873,916)	(224,991)	—	—	—	—	(224,991)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(134)	—	—	(134)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(86)	—	—	(86)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	240,063	—	2,720	242,783
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	314,020	314,020
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(354)	(354)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(266,040)	—	(266,040)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(26,781)	—	(26,781)
Net income	—	—	—	—	—	—	—	—	—	—	316,080	3,675	319,755
BALANCE, MARCH 31, 2017	6,000,000	$60	1,375,000	$14	430,931,594	$4,309	(4,683,942)	$(432,731)	$10,094,017	$(1,759,489)	$(1,053,706)	$532,366	$7,384,840

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The Company’s portfolio primarily consists of towers it owns and towers it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and certain outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds other telecommunications infrastructure and property interests that it leases to communications service providers and third-party tower operators.

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not subject to U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers, as the Company receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of March 31, 2017, the Company’s REIT-qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its services segment and indoor DAS networks business.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of March 31, 2017, the Company has a controlling interest in two joint ventures, one in Ghana and one in Uganda, with MTN Group Limited (“MTN Group”). The joint ventures are controlled by holding companies of which a wholly owned subsidiary of the Company holds a 51% controlling interest and a wholly owned subsidiary of MTN Group holds a 49% noncontrolling interest. The Company holds a 51%

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture (“ATC Europe”) in Europe. In addition, the Company holds an approximate 75% controlling interest, and the South African investors hold an approximate 25% noncontrolling interest, in a subsidiary of the Company in South Africa. The Company also holds a 51% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”) in India.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2016 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017.
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The revenue to which the Company must apply this standard is generally limited to services revenue, certain power and fuel charges and other fees charged to customers. As of March 31, 2017, this revenue was approximately 13% of total revenue. Although the Company is still assessing the impact of this standard on its financial statements, it does not expect changes in the timing of revenue recognition to be material to its financial statements.

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

In February 2016, the FASB issued new guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities for leases with terms greater than twelve months in the statement of financial position. Under the new guidance, lessor accounting is largely unchanged. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The standard is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. The Company (i) has established a multidisciplinary team to assess and implement the new guidance, (ii) expects the guidance to have a material impact on its consolidated balance sheets due to the recording of right of use assets and lease liabilities for leases in which it is a lessee and which it is currently treating as operating leases and (iii) continues to evaluate the impact of the new guidance.

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

In January 2017, the FASB issued new guidance that clarifies the definition of a business that an entity uses to determine whether a transaction should be accounted for as an asset acquisition (or disposal) or a business combination. The Company early adopted this guidance during the quarter ended March 31, 2017. As a result, the Company expects that more transactions will be accounted for as asset acquisitions instead of business combinations.

In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. The guidance requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Prepaid operating ground leases	$136,330	$134,167
Prepaid income tax	128,821	127,142
Unbilled receivables	78,760	57,661
Prepaid assets	37,608	36,300
Value added tax and other consumption tax receivables	32,760	31,570
Other miscellaneous current assets	63,386	54,193
Prepaids and other current assets	$477,665	$441,033

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for the Company’s business segments were as follows (in thousands):

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2017	$3,379,163	$1,029,313	$150,511	$509,705	$1,988	$5,070,680
Additions and adjustments (1)	—	(4,805)	230,306	—	—	225,501
Effect of foreign currency translation	—	46,732	18,526	18,391	—	83,649
Balance as of March 31, 2017	$3,379,163	$1,071,240	$399,343	$528,096	$1,988	$5,379,830
_______________
(1)    Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2017			As of December 31, 2016
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,847,575	$(1,358,780)	$3,488,795	$4,622,316	$(1,280,284)	$3,342,032
Acquired tenant-related intangibles	15-20	10,652,893	(2,349,560)	8,303,333	10,130,466	(2,224,119)	7,906,347
Acquired licenses and other intangibles	3-20	36,963	(5,407)	31,556	28,140	(4,827)	23,313
Economic Rights, TV Azteca	70	15,346	(12,144)	3,202	13,893	(10,974)	2,919
Total other intangible assets		$15,552,777	$(3,725,891)	$11,826,886	$14,794,815	$(3,520,204)	$11,274,611
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2017, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2016 Form 10-K, was 16 years. Amortization of intangible assets for the three months ended March 31, 2017 and 2016 was $183.2 million and $151.8 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
Remainder of 2017	$560.2
2018	744.8
2019	741.7
2020	722.9
2021	713.4
2022	708.7

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016
Accrued property and real estate taxes	$149,792	$138,361
Accrued treasury stock purchases	77,817	—
Payroll and related withholdings	52,788	76,141
Accrued rent	50,742	50,951
Amounts payable to tenants	35,356	32,326
Accrued construction costs	33,334	28,587
Accrued income tax payable	7,181	11,551
Other accrued expenses	335,490	282,646
Accrued expenses	$742,500	$620,563

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following (in thousands):

	As of
	March 31, 2017	December 31, 2016	Maturity Date
2013 Credit Facility (1)	$1,788,566	$539,975	June 28, 2020
Term Loan (1)	994,249	993,936	January 31, 2022
2014 Credit Facility (1)	1,180,000	1,385,000	January 31, 2022
4.500% senior notes	998,987	998,676	January 15, 2018
3.40% senior notes	999,748	999,716	February 15, 2019
7.25% senior notes	—	297,032	N/A
2.800% senior notes	745,271	744,917	June 1, 2020
5.050% senior notes	697,517	697,352	September 1, 2020
3.300% senior notes	745,053	744,762	February 15, 2021
3.450% senior notes	644,149	643,848	September 15, 2021
5.900% senior notes	497,463	497,343	November 1, 2021
2.250% senior notes	572,372	572,764	January 15, 2022
4.70% senior notes	696,183	696,013	March 15, 2022
3.50% senior notes	989,666	989,269	January 31, 2023
5.00% senior notes	1,002,661	1,002,742	February 15, 2024
4.000% senior notes	740,237	739,985	June 1, 2025
4.400% senior notes	495,320	495,212	February 15, 2026
3.375% senior notes	983,730	983,369	October 15, 2026
3.125% senior notes	396,782	396,713	January 15, 2027
Total American Tower Corporation debt	15,167,954	14,418,624

Series 2013-1A securities (2)	498,933	498,642	March 15, 2018
Series 2013-2A securities (3)	1,290,661	1,290,267	March 15, 2023
Series 2015-1 notes (4)	347,320	347,108	June 15, 2020
Series 2015-2 notes (5)	519,602	519,437	June 16, 2025
2012 GTP notes (6)	—	179,459	N/A
Unison notes (7)	—	132,960	N/A
India indebtedness (8)	515,730	549,528	Various
India preference shares (9)	25,700	24,537	March 2, 2020
Shareholder loans (10)	101,635	151,045	Various
Other subsidiary debt (11)	284,067	286,009	Various
Total American Tower subsidiary debt	3,583,648	3,978,992
Other debt, including capital lease obligations	138,482	135,849
Total	18,890,084	18,533,465
Less current portion of long-term obligations	(1,707,330)	(238,806)
Long-term obligations	$17,182,754	$18,294,659
_______________

(1)	Accrues interest at a variable rate.

(2)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2043.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(6)	Secured debt assumed by the Company in connection with its acquisition of MIP Tower Holdings LLC. Repaid in full on February 15, 2017.

(7)
Secured debt assumed in connection with the acquisition of certain legal entities holding a portfolio of property interests from Unison Holdings, LLC and Unison Site Management II, L.L.C. Repaid in full on February 15, 2017.

(8)
Denominated in Indian Rupees (“INR”). Debt includes India working capital facility, remaining debt assumed by the Company in connection with the acquisition of Viom (see note 9) and debt that has been entered into by ATC TIPL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. On March 2, 2017, ATC TIPL issued the Preference Shares and used the proceeds to redeem the preference shares previously issued by Viom (the “Viom Preference Shares”). The Preference Shares are to be redeemed on March 2, 2020 and have a dividend rate of 10.25% per annum.

(10)
Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan is denominated in Ugandan Shillings (“UGX”). Effective January 1, 2017, the Uganda loan, which had an outstanding balance of $80.0 million and accrued interest at a variable rate, was converted by the holder to a new shareholder note for 114.5 million UGX ($31.8 million at the time of conversion), bearing interest at a fixed rate of 16.8% per annum. The remaining balance of the Uganda loan was converted into equity.

(11)
Includes the BR Towers debentures, which are denominated in Brazilian Reais (“BRL”) and amortize through October 15, 2023, the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021 and the Brazil credit facility, which is denominated in BRL and matures on January 15, 2022.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $999.0 million under the 4.500% senior unsecured notes due 2018, (ii) $498.9 million under the Secured Tower Revenue Securities, Series 2013-1A and (iii) 9.1 billion INR ($140.4 million) of India indebtedness.

Bank Facilities
2013 Credit Facility—During the three months ended March 31, 2017, the Company borrowed an aggregate of $1.8 billion and repaid an aggregate of $517.9 million of revolving indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”). The Company used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—During the three months ended March 31, 2017, the Company borrowed an aggregate of $200.0 million and repaid an aggregate of $405.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”).

As of March 31, 2017, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Company’s unsecured term loan entered into in October 2013, as amended (the “Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$1,788.6	$4.6	June 28, 2020	(3)	1.250%	0.150%
2014 Credit Facility	$1,180.0	$6.4	January 31, 2022	(3)	1.250%	0.150%
Term Loan	$1,000.0	$—	January 31, 2022		1.250%	N/A
_______________
(1)    LIBOR means the London Interbank Offered Rate.
(2)    Fee on undrawn portion of each credit facility.
(3)    Subject to two optional renewal periods.

Repayment of 2012 GTP Notes and Unison Notes and Redemption of Senior Notes—On February 15, 2017, the Company repaid the $173.5 million remaining principal amount outstanding under the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C issued by GTP Cellular Sites, LLC, plus prepayment consideration and accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $1.8 million, which includes prepayment consideration of $7.2 million offset by the remaining portion of the unamortized premium.

On February 15, 2017, the Company repaid the $129.0 million principal amount outstanding under the Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F issued by Unison Ground Lease Funding, LLC, plus prepayment consideration and accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $14.5 million, which includes prepayment consideration of $18.3 million offset by the remaining portion of the unamortized premium.

On February 10, 2017, the Company redeemed all of the outstanding 7.25% senior unsecured notes due 2019 (the “7.25% Notes”) at a price equal to 112.0854% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 10, 2017, for an aggregate redemption price of $341.4 million, including $5.1 million in accrued and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unpaid interest. The Company recorded a loss on retirement of long-term obligations of $39.2 million, which includes prepayment consideration of $36.3 million and the remaining portion of the unamortized discount and deferred financing costs. Upon completion of the redemption, none of the 7.25% Notes remained outstanding.

The repayments and the redemption were funded with borrowings under the 2013 Credit Facility and cash on hand.

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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows (in thousands):

	March 31, 2017			December 31, 2016
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$5,294	—	—	$4,026	—	—
Interest rate swap agreements	—	—	—	—	$3	—
Embedded derivative in lease agreement	—	—	$13,068	—	—	$13,290
Liabilities:
Interest rate swap agreements	—	$25,978	—	—	$24,682	—
Acquisition-related contingent consideration	—	—	$16,030	—	—	$15,444
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months.

During the three months ended March 31, 2017, the Company has made no changes to the methods described in note 11 to the Company’s consolidated financial statements in the 2016 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the three months ended March 31, 2017 and 2016 were not material to the consolidated financial statements. As of March 31, 2017, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $48.4 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three months ended March 31, 2017 and 2016, the Company did not record any material asset impairment charges. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 or 2016.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2017 and December 31, 2016 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2017 and December 31, 2016, the carrying value of long-term obligations, including the current portion, was $18.9 billion and $18.5 billion, respectively. As of March 31, 2017, the fair value of long-term obligations, including the current portion, was $19.3 billion, of which $11.6 billion was measured using Level 1 inputs and $7.7 billion was measured using Level 2 inputs. As of December 31, 2016, the fair value of long-term obligations, including the current portion, was $18.8 billion, of which $11.8 billion was measured using Level 1 inputs and $7.0 billion was measured using Level 2 inputs.

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
As of March 31, 2017 and December 31, 2016, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $106.7 million and $102.9 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2017 includes additions to the Company’s existing tax positions of $1.9 million and foreign currency fluctuations of $3.5 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2016 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $11.2 million.
The Company recorded penalties and income tax-related interest expense during the three months ended March 31, 2017 and 2016 of $1.3 million and $3.2 million, respectively. As of March 31, 2017 and December 31, 2016, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $27.0 million and $24.3 million, respectively.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”) provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2017, the Company had the ability to grant stock-based awards with respect to an aggregate of 8.4 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount of the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2017 and 2016, the Company recorded and capitalized the following stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense	$36,222	$28,079
Stock-based compensation expense capitalized as property and equipment	$526	$658
Stock Options—As of March 31, 2017, total unrecognized compensation expense related to unvested stock options was $21.6 million, which is expected to be recognized over a weighted average period of approximately two years.
The Company’s option activity for the three months ended March 31, 2017 was as follows:

Number of Options
Outstanding as of January 1, 2017	7,269,376
Granted	1,286
Exercised	(596,101)
Forfeited	—
Expired	—
Outstanding as of March 31, 2017	6,674,561

Restricted Stock Units—As of March 31, 2017, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $148.9 million and is expected to be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2017, 2016 and 2015, the Company’s Compensation Committee granted an aggregate of 154,520 PSUs (the “2017 PSUs”), 169,340 PSUs (the “2016 PSUs”) and 70,135 PSUs (the “2015 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2017 PSUs and the 2016 PSUs, and for each year in the three-year performance period with respect to the 2015 PSUs, and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment. In the event of the executive’s death, disability or qualifying retirement, PSUs will be paid out pro rata in accordance with the terms of the applicable award agreement. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2017 was as follows:

	RSUs	PSUs
Outstanding as of January 1, 2017 (1)	1,663,743	242,757
Granted (2)	799,012	177,897
Vested	(628,150)	—
Forfeited	(10,853)	—
Outstanding as of March 31, 2017	1,823,752	420,654
_______________

(1)
PSUs represent the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the first and second year’s performance periods and the target number of shares issuable at the end of the three-year performance period for the 2016 PSUs.

(2)
PSUs represent the target number of shares issuable at the end of the three-year performance cycle attributable to the third year’s performance period for the 2015 PSUs and the target number of shares issuable at the end of the three-year performance cycle for the 2017 PSUs.

During the three months ended March 31, 2017, the Company recorded $5.5 million in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2017 was $35.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd. (“ATC Asia”), acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”).

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement provides for, among other things, put options held by certain of the Remaining Shareholders, which allow the Remaining Shareholders to sell outstanding shares of ATC TIPL, and call options held by the Company, which allow the Company to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature require classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

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

The changes in Redeemable noncontrolling interests for the three months ended March 31, 2017 were as follows (in thousands):

Balance as of January 1, 2017	$1,091,220
Net loss attributable to noncontrolling interests	(12,345)
Foreign currency translation adjustment attributable to noncontrolling interests	51,113
Balance as of March 31, 2017	$1,129,988

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

Unless converted or redeemed earlier, each share of the Series B Preferred Stock will automatically convert on February 15, 2018, into between 8.6870 and 10.4244 shares of the Company’s common stock, depending on the applicable market value of the Company’s common stock and subject to anti-dilution adjustments. Subject to certain restrictions, at any time prior to February 15, 2018, holders of the Series B Preferred Stock may elect to convert all or a portion of their shares into common stock at the minimum conversion rate then in effect.

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

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the three months ended March 31, 2017, the Company received an aggregate of $36.9 million in proceeds upon exercises of stock options.

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”).

During the three months ended March 31, 2017, the Company resumed the 2011 Buyback and repurchased 1,873,916 shares of its common stock for an aggregate of $225.0 million (of which $77.8 million was accrued as of March 31, 2017), including commissions and fees, pursuant to the 2011 Buyback. As of March 31, 2017, the Company had

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

repurchased a total of 8,130,820 shares of its common stock under the 2011 Buyback for an aggregate of $614.0 million, including commissions and fees.
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

Distributions—During the three months ended March 31, 2017, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 14, 2016	January 13, 2017	December 28, 2016	$0.58	$247.7
March 9, 2017	April 28, 2017	April 12, 2017	$0.62	$264.3

Series A Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$1.3125	$7.9

Series B Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$13.75	$18.9
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $5.4 million. During the three months ended March 31, 2017, the Company paid $2.7 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income attributable to American Tower Corporation stockholders	$316,080	$275,159
Dividends on preferred stock	(26,781)	(26,781)
Net income attributable to American Tower Corporation common stockholders	289,299	248,378
Basic weighted average common shares outstanding	427,279	424,059
Dilutive securities	2,920	3,829
Diluted weighted average common shares outstanding	430,199	427,888
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.68	$0.59
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.67	$0.58

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2017	2016
Restricted stock	159	152
Stock options	30	2,322
Preferred stock	17,547	17,413

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,350 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s 2013 securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2017, the Company has purchased an aggregate of 77 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $778.2 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate or the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for approximately 1,523 towers in a single closing, which occurred on December 8, 2016. The Company has provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of March 31, 2017, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of March 31, 2017.
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
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at March 31, 2017 were as follows (in millions):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Remainder of 2017	$3,750
2018	4,859
2019	4,625
2020	4,335
2021	3,861
Thereafter	12,965
Total	$34,395
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at March 31, 2017 are as follows (in millions):

Remainder of 2017	$703
2018	888
2019	856
2020	812
2021	770
Thereafter	6,840
Total	$10,869

13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2017 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The estimated aggregate impact of the 2017 acquisitions on the Company’s revenues and gross margin for the three months ended March 31, 2017 was approximately $8.3 million and $6.8 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operate new businesses efficiently. The Company records acquisition and merger related expenses for business combinations, as well as integration costs, in Other operating expenses in the consolidated statements of operations.

During the three months ended March 31, 2017 and 2016, the Company recorded acquisition and merger related expenses for business combinations and integration costs as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Acquisition and merger related expenses	$5,685	$985
Integration costs	$4,570	$3,271

The Company also recorded a purchase price refund of $21.5 million during the three months ended March 31, 2017. This refund related to an acquisition in Brazil in 2014 for which the measurement period has closed.

2017 Transactions

FPS Towers France—On February 15, 2017, ATC Europe acquired 100% of the outstanding shares of FPS Towers (“FPS”) from Antin Infrastructure Partners and the individuals party to the purchase agreement (the “FPS Acquisition”), for total consideration of 727.3 million Euros ($771.3 million at the date of acquisition). FPS owns and operates nearly 2,500 wireless tower sites in France. The Company made a loan to fund 225.0 million Euros ($238.6 million at the date of acquisition) of the total consideration. The remainder of the purchase price of 502.3 million Euros ($532.7 million at the date of acquisition) was funded by the Company and PGGM in proportion to their respective interests in ATC Europe. The Company funded its portion of the purchase price with borrowings under the 2013 Credit Facility and cash on hand. The acquisition is consistent with the Company’s strategy to expand in selected geographic areas. The acquisition was accounted for as a business combination and is subject to post-closing adjustments.

Other Acquisitions—During the three months ended March 31, 2017, the Company acquired a total of 22 communications sites in the United States, Nigeria and Germany, for an aggregate purchase price of $9.5 million. These acquisitions were accounted for as asset acquisitions.

The following table summarizes the preliminary allocation of the purchase prices for fiscal year 2017 acquisitions based upon their estimated fair value at the date of acquisition (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	EMEA	Other
	FPS Towers France(1)
Current assets	$26,714	$8
Non-current assets	9,082	—
Property and equipment	113,798	3,585
Intangible assets (2):
Tenant-related intangible assets	381,716	3,566
Network location intangible assets	159,393	2,502
Other intangible assets	7,958	—
Current liabilities	(13,451)	(104)
Deferred tax liability	(127,535)	—
Other non-current liabilities	(16,703)	(59)
Net assets acquired	540,972	9,498
Goodwill (3)	230,306	—
Fair value of net assets acquired	771,278	9,498
Debt assumed	—	—
Purchase Price	$771,278	$9,498
_______________

(1)	Accounted for as a business combination.

(2)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(3)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes.

2016 Transactions

During the three months ended March 31, 2017, post-closing adjustments impacted the Viom Acquisition.

Viom Acquisition—On April 21, 2016, the Company acquired a 51% controlling ownership interest in Viom. Consideration for the acquisition included 76.4 billion INR in cash ($1.1 billion at the date of acquisition), as well as the assumption of approximately 52.3 billion INR ($0.8 billion at the date of the acquisition) of existing debt, which included 1.7 billion INR ($25.1 million at the date of the acquisition) of the Viom Preference Shares.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary and updated allocations of the purchase prices for the Viom Acquisition based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheet as of March 31, 2017.

	Preliminary Allocation	Updated Allocation
	Asia	Asia
	Viom	Viom
Current assets	$276,560	$281,930
Non-current assets	57,645	52,275
Property and equipment	701,988	705,849
Intangible assets (1):
Tenant-related intangible assets	1,369,580	1,369,580
Network location intangible assets	666,364	666,364
Current liabilities	(195,900)	(194,609)
Deferred tax liability	(619,070)	(620,402)
Other non-current liabilities	(102,751)	(101,766)
Net assets acquired	2,154,416	2,159,221
Goodwill (2)	881,783	876,978
Fair value of net assets acquired	3,036,199	3,036,199
Debt assumed	(786,889)	(786,889)
Redeemable noncontrolling interests	(1,100,804)	(1,100,804)
Purchase Price	$1,148,506	$1,148,506
_______________

(1)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)	Primarily results from purchase accounting adjustments, which are at least partially deductible for tax purposes.

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the FPS Acquisition had occurred on January 1, 2016 and the acquisitions completed in 2016 had occurred on January 1, 2015. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2017	2016
Pro forma revenues	$1,624,377	$1,510,977
Pro forma net income attributable to American Tower Corporation common stockholders	$289,679	$239,867
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.68	$0.57
Diluted net income attributable to American Tower Corporation common stockholders	$0.67	$0.56

Other Signed Acquisitions

Airtel Tanzania—On March 17, 2016, the Company entered into a definitive agreement with Bharti Airtel Limited, through its subsidiary company Airtel Tanzania Limited (“Airtel Tanzania”), pursuant to which the Company could, subject to a number of conditions, acquire certain of Airtel Tanzania’s communications sites in Tanzania. In light of recent legislation in Tanzania, the Company did not extend the agreement beyond the expiration date therein. Accordingly, on March 17, 2017, the agreement expired pursuant to its terms and is no longer in effect.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of March 31, 2017, consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	Europe, Middle East and Africa (“EMEA”): property operations in France, Germany, Ghana, Nigeria, South Africa and Uganda; and

•	Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico and Peru.
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
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2016 Form 10-K. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income, TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2017 and 2016 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2017	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$891,884	$275,531	$150,407	$276,242	$1,594,064	$22,174		$1,616,238
Segment operating expenses (1)	181,335	149,401	61,495	93,281	485,512	6,318		491,830
Interest income, TV Azteca, net	—	—	—	2,700	2,700	—		2,700
Segment gross margin	710,549	126,130	88,912	185,661	1,111,252	15,856		1,127,108
Segment selling, general, administrative and development expense (1)	34,648	20,495	16,453	18,561	90,157	3,171		93,328
Segment operating profit	$675,901	$105,635	$72,459	$167,100	$1,021,095	$12,685		$1,033,780
Stock-based compensation expense							$36,222	36,222
Other selling, general, administrative and development expense							36,124	36,124
Depreciation, amortization and accretion							421,140	421,140
Other expense (2)							206,121	206,121
Income from continuing operations before income taxes								$334,173
Total Assets	$18,768,373	$4,765,921	$3,054,534	$5,189,249	$31,778,077	$49,176	$230,136	$32,057,389
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $35.3 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$851,744	$63,216	$129,640	$223,051	$1,267,651	$21,396		$1,289,047
Segment operating expenses (1)	177,722	33,080	55,659	75,322	341,783	9,004		350,787
Interest income, TV Azteca, net	—	—	—	2,716	2,716	—		2,716
Segment gross margin	674,022	30,136	73,981	150,445	928,584	12,392		940,976
Segment selling, general, administrative and development expense (1)	37,286	6,576	16,152	14,584	74,598	2,916		77,514
Segment operating profit	$636,736	$23,560	$57,829	$135,861	$853,986	$9,476		$863,462
Stock-based compensation expense							$28,079	28,079
Other selling, general, administrative and development expense (2)							30,380	30,380
Depreciation, amortization and accretion							341,634	341,634
Other expense							152,938	152,938
Income from continuing operations before income taxes								$310,431
Total assets	$19,110,950	$698,798	$2,327,461	$4,668,298	$26,805,507	$61,117	$197,691	$27,064,315
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $27.4 million, respectively.

(2)	Primarily includes interest expense.

15.    SUBSEQUENT EVENTS
1.375% Senior Notes Offering—On April 6, 2017, the Company completed a registered public offering of 500.0 million Euros ($538.5 million) aggregate principal amount of 1.375% senior unsecured notes due April 4, 2025 (the “1.375% Notes”). The net proceeds from this offering were approximately 489.8 million Euros (approximately $527.5 million), after deducting commissions and estimated expenses. The Company used the net proceeds to repay a portion of the existing indebtedness under the 2013 Credit Facility and for general corporate purposes.

The 1.375% Notes will mature on April 4, 2025 and bear interest at a rate of 1.375% per annum. Accrued and unpaid interest on the 1.375% Notes will be payable in Euros in arrears on April 4 of each year, beginning on April 4, 2018. Interest on the 1.375% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes and commenced accruing on April 6, 2017.

The Company may redeem the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 1.375% Notes on or after January 4, 2025, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, it may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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
Paraguay—On April 25, 2017, the Company entered into a definitive agreement to acquire up to approximately 1,400 sites in Paraguay from Millicom International Cellular’s subsidiary, Tigo Paraguay, for a total consideration of approximately 700 billion Paraguayan Guaraní (approximately $125 million at signing). The transaction is expected to close during the second half of 2017, subject to customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2016 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the three months ended March 31, 2017 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment. On February 15, 2017, we expanded into a new market by acquiring FPS Towers in France through our European joint venture (the “FPS Acquisition”).

We also offer tower-related services, including site acquisition, zoning and permitting and structural analysis services, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2017:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	23,307	16,684	348
Asia:
India	57,665	—	298
EMEA:
France	2,469	—	—
Germany	2,204	—	—
Ghana	2,154	—	19
Nigeria	4,747	—	—
South Africa	2,379	—	—
Uganda	1,409	—	—
EMEA total	15,362	—	19
Latin America (2):
Brazil	16,320	2,269	68
Chile	1,262	—	8
Colombia	2,995	778	1
Costa Rica	487	—	1
Mexico	8,645	199	69
Peru	658	—	—
Latin America total	30,367	3,246	147
_______________

(1)	Approximately 97% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In Argentina, we own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

We operate in five reportable segments: U.S. property, Asia property, EMEA property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 14 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
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

Revenue Growth. The primary factors affecting the revenue growth in our property segments are:

•Growth in tenant billings, including:

•	New revenue attributable to leases in place on day one on sites acquired or constructed since the beginning of the prior-year period;

•	New revenue attributable to leasing additional space on our sites (“colocations”) and lease amendments; and

•	Contractual rent escalations on existing tenant leases, net of churn (as defined below).

•
Revenue growth from other items, including additional tenant payments to cover costs, such as ground rent or power and fuel costs (“pass-through”) included in certain tenant leases, straight-line revenue and decommissioning.

Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including, but not limited to, tower location, amount, type and position of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased with relatively modest tower augmentation capital expenditures.

In general, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the three months ended March 31, 2017 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2017, we expect to generate over $34 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations historically has not had a material adverse effect on the revenues generated by our property operations. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. During the three months ended March 31, 2017, we changed how we derive our churn rate to tenant billings lost on the above described basis for a given period divided by prior-year period tenant billings, rather than revenue lost divided by prior-year period total property segment revenue, because we believe providing churn as a percentage of tenant billings provides better insight into the impact on our run-rate revenue items. During the three months ended March 31, 2017, churn represented approximately 2% of our tenant billings.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless services and our ability to meet the corresponding incremental demand for our wireless infrastructure real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers. Our site portfolio and our established tenant base provides us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement our organic growth by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk-adjusted return on investment objectives.

Consistent with our strategy to increase the utilization and return on investment of our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the level of emphasis on network quality and capacity in carrier competition, the financial performance of our tenants and their access to capital and general economic conditions.

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

As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as Bharti Airtel Limited, Telefónica S.A. and Vodafone Group PLC. We believe that consistent carrier investments in their networks across our international markets position us to generate meaningful organic revenue growth going forward.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 107,105 communications sites and the relationships we have built with our carrier customers to drive sustainable, long-term growth.

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

Results of Operations
Three Months Ended March 31, 2017 and 2016
(in thousands, except percentages)

Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Property
U.S.	$891,884	$851,744	5%
Asia	275,531	63,216	336
EMEA	150,407	129,640	16
Latin America	276,242	223,051	24
Total property	1,594,064	1,267,651	26
Services	22,174	21,396	4
Total revenues	$1,616,238	$1,289,047	25%

U.S. property segment revenue growth of $40.1 million was attributable to:

Tenant billings growth of $51.1 million, which was driven by:

•	$39.8 million due to colocations and amendments;

•	$8.3 million from contractual escalations, net of churn;

•	$2.1 million from other tenant billings; and

•	$0.9 million generated from newly acquired or constructed sites.
Segment revenue growth was partially offset by a decrease of $11.0 million, due to the absence of decommissioning revenue of $31.2 million, which was partially offset by a $19.1 million positive impact of straight-line accounting.

Asia property segment revenue growth of $212.3 million was attributable to:

•	Tenant billings growth of $129.9 million, which was driven by:

•	$119.1 million generated from newly acquired or constructed sites, primarily due to the acquisition of Viom Networks Limited (“Viom”) in India (the “Viom Acquisition”);

•	$12.5 million due to colocations and amendments;

•	Partially offset by,

▪	A decrease of $1.4 million resulting from churn in excess of contractual escalations; and

▪	A decrease of $0.3 million in other tenant billings;

•	Pass-through revenue growth of $83.8 million, primarily due to the Viom Acquisition; and

•	A decrease of $2.7 million in other revenue growth due to an increase of $6.8 million in revenue reserves, partially offset by a $3.1 million positive impact of straight-line accounting.
Segment revenue also increased by $1.3 million attributable to the positive impact of foreign currency translation related to fluctuations in Indian Rupees.

EMEA property segment revenue growth of $20.8 million was attributable to:

•	Tenant billings growth of $23.6 million, which was driven by:

•	$12.8 million generated from newly acquired or constructed sites, including the FPS Acquisition;

•	$4.8 million due to colocations and amendments;

•	$4.5 million from contractual escalations, net of churn; and

•	$1.5 million from other tenant billings;

•	Pass-through revenue growth of $16.8 million; and

•	A decrease of $2.1 million in other revenue growth.

Segment revenue growth was partially offset by a decrease of $17.5 million attributable to the negative impact of foreign currency translation, which included, among others, $16.3 million related to fluctuations in Nigerian Naira and $4.1 million related to fluctuations in Ghanaian Cedi, and was partially offset by an increase of $4.1 million related to fluctuations in South African Rand.

Latin America property segment revenue growth of $53.2 million was attributable to:

•	Tenant billings growth of $26.1 million, which was driven by:

•	$7.6 million generated from newly acquired or constructed sites;

•	$8.7 million due to colocations and amendments;

•	$9.4 million from contractual escalations, net of churn; and

•	$0.4 million from other tenant billings; and

•	Pass-through revenue growth of $4.9 million;

•	A decrease of $0.9 million in other revenue, primarily due to the impact of straight-line accounting.
Segment revenue also increased by $23.1 million attributable to the positive impact of foreign currency translation, which included, among others, $29.9 million related to fluctuations in Brazilian Real and $2.2 million related to fluctuations in Colombian Peso, and was partially offset by a decrease of $9.9 million related to fluctuations in Mexican Peso.

The increase in services segment revenue of $0.8 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Property
U.S.	$710,549	$674,022	5%
Asia	126,130	30,136	319
EMEA	88,912	73,981	20
Latin America	185,661	150,445	23
Total property	1,111,252	928,584	20
Services	15,856	12,392	28%

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.6 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $115.6 million primarily due to the Viom Acquisition. Direct expenses increased by an additional $0.7 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $15.7 million attributable to the impact of foreign currency translation on direct expenses, offset by an increase in direct expenses of $21.6 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $8.7 million. Direct expenses increased by an additional $9.2 million due to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to higher-margin projects.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Property
U.S.	$34,648	$37,286	(7)%
Asia	20,495	6,576	212
EMEA	16,453	16,152	2
Latin America	18,561	14,584	27
Total property	90,157	74,598	21
Services	3,171	2,916	9
Other	71,468	57,801	24
Total selling, general, administrative and development expense	$164,796	$135,315	22%

•	The decrease in our U.S. property segment SG&A was due to a decrease in canceled-project costs.

•
The increases in each of our Asia, EMEA and Latin America property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs associated with the Viom Acquisition in our Asia property segment and the FPS Acquisition in our EMEA property segment. The Asia property segment SG&A increase was also partially driven by an increase in bad debt expense of $6.1 million.

•	The increase in other SG&A was primarily attributable to an increase in corporate SG&A and an increase in stock-based compensation expense of $7.9 million.

•	The increase in our services segment SG&A was primarily attributable to an increase in engineering activity within our tower services group.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Property
U.S.	$675,901	$636,736	6%
Asia	105,635	23,560	348
EMEA	72,459	57,829	25
Latin America	167,100	135,861	23
Total property	1,021,095	853,986	20
Services	12,685	9,476	34%

The growth in operating profit for the three months ended March 31, 2017 for each of our property segments was primarily attributable to an increase in our segment gross margin. The increases in our Asia, EMEA and Latin America property segments were partially offset by increases in our segment SG&A.

The increase in operating profit for the three months ended March 31, 2017 for our services segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Depreciation, amortization and accretion	$421,140	$341,634	23%

The increase in depreciation, amortization and accretion expense was primarily attributable to costs associated with the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Other operating expenses	$6,215	$8,800	(29)%

The change in other operating expenses for the three months ended March 31, 2017 was driven by the refund of $21.5 million of acquisition costs relating to an acquisition in Brazil completed in 2014. This refund was partially offset by an increase in integration, acquisition and merger related expenses of $6.1 million, an increase of $2.8 million in losses on sales or disposals of assets and impairments and $10.0 million to fund a charitable foundation.

Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Total other expense	$197,206	$141,422	39%

The increase in total other expense during the three months ended March 31, 2017 was primarily due to a loss on retirement of long-term obligations of $55.4 million attributable to the redemption of the 7.25% senior unsecured notes due 2019 (the “7.25% Notes”), and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C issued by GTP Cellular Sites, LLC and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F issued by Unison Ground Lease Funding, LLC, as well as an increase in interest expense of $23.8 million due to a $1.4 billion increase in our average debt outstanding and a 22 basis points increase in our annualized weighted average cost of borrowing. These items were partially offset by foreign currency gains of $28.2 million compared to foreign currency gains of $10.6 million in the prior-year period.

Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Income tax provision	$26,763	$29,124	(8)%
Effective tax rate	8.0%	9.4%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2017 and 2016 differs from the federal statutory rate.

The decrease in the income tax provision for the three months ended March 31, 2017 was primarily attributable to a decrease in uncertain tax positions, offset by an increase in foreign earnings, largely attributable to the Viom Acquisition.

Net Income/Adjusted EBITDA and Net Income/NAREIT FFO/Consolidated AFFO

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Net income	$307,410	$281,307	9%
Income tax provision	26,763	29,124	(8)
Other expense	(29,302)	(12,208)	140
Loss on retirement of long-term obligations	55,440	—	100
Interest expense	183,695	159,880	15
Interest income	(9,927)	(3,534)	181
Other operating expenses	6,215	8,800	(29)
Depreciation, amortization and accretion	421,140	341,634	23
Stock-based compensation expense	36,222	28,079	29
Adjusted EBITDA	$997,656	$833,082	20%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2017	2016
Net income	$307,410	$281,307	9%
Real estate related depreciation, amortization and accretion	377,964	297,513	27
Losses from sale or disposal of real estate and real estate related impairment charges	7,370	4,602	60
Dividends on preferred stock	(26,781)	(26,781)	—
Adjustments for unconsolidated affiliates and noncontrolling interests	(31,654)	(11,016)	187
NAREIT FFO attributable to American Tower Corporation common stockholders	$634,309	$545,625	16%
Straight-line revenue	(52,026)	(32,008)	63
Straight-line expense	16,969	15,837	7
Stock-based compensation expense	36,222	28,079	29
Deferred portion of income tax	3,689	9,756	(62)
Non-real estate related depreciation, amortization and accretion	43,176	44,121	(2)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	6,034	7,429	(19)
Other expense (1)	(29,302)	(12,208)	140
Loss on retirement of long-term obligations	55,440	—	100
Other operating (income) expense (2)	(1,155)	4,198	(128)
Capital improvement capital expenditures	(20,514)	(16,724)	23
Corporate capital expenditures	(3,151)	(2,667)	18
Adjustments for unconsolidated affiliates and noncontrolling interests	31,654	11,016	187
Consolidated AFFO	$721,345	$602,454	20%
Adjustments for unconsolidated affiliates and noncontrolling interests (3)	(40,789)	(15,690)	160%
AFFO attributable to American Tower Corporation common stockholders	$680,556	$586,764	16%

_______________

(1)	Primarily includes realized and unrealized (gains) losses on foreign currency exchange rate fluctuations.

(2)	Primarily includes integration and acquisition-related costs.

(3)	Includes adjustments for the impact on both NAREIT FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increase in net income was primarily due to an increase in our operating profit and an increase in foreign currency gains included in other expense, partially offset by an increase in loss on retirement of long-term obligations of $55.4 million and increases in depreciation, amortization and accretion expense and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $21.6 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, partially offset by increases in interest expense, corporate SG&A and a net increase in capital improvement and corporate capital expenditures, including adjustments.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2017 the “Liquidity and Capital Resources” section of the 2016 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in thousands):

As of March 31, 2017
Available under the 2013 Credit Facility	$961,434
Available under the 2014 Credit Facility	820,000
Letters of credit	(10,967)
Total available under credit facilities, net	1,770,467
Cash and cash equivalents	712,778
Total liquidity	$2,483,245
Subsequent to March 31, 2017, we made net repayments of $355.2 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).
Summary cash flow information is set forth below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used for):
Operating activities	$683,097	$563,512
Investing activities	(920,294)	(185,516)
Financing activities	157,867	(366,064)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	4,947	3,785
Net (decrease) increase in cash and cash equivalents	$(74,383)	$15,717
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
As of March 31, 2017, we had total outstanding indebtedness of $19.0 billion with a current portion of $1.7 billion. During the three months ended March 31, 2017, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2017, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of March 31, 2017, we had $564.5 million of cash and cash equivalents held by our foreign subsidiaries, of which $242.4 million was held by our joint ventures and minority interest holders. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the three months ended March 31, 2017 was attributable to an increase in the operating profit of our property segments, a decrease in cash used for working capital, partially offset by higher cash paid for interest.

Cash Flows from Investing Activities

Our significant investing activities during the three months ended March 31, 2017 are highlighted below:

•	We spent $777.8 million for acquisitions, primarily related to the funding of the FPS Acquisition.

•	We spent $177.3 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$29.7
Ground lease purchases	31.6
Capital improvements and corporate expenditures (2)	23.7
Redevelopment	46.6
Start-up capital projects	45.7
Total capital expenditures	$177.3
_______________

(1)	Includes the construction of 465 communications sites globally.

(2)
Includes $9.2 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2017 total capital expenditures will be between $800 million and $900 million, as follows (in millions):

Discretionary capital projects (1)	$145	to	$175
Ground lease purchases	150	to	160
Capital improvements and corporate expenditures	155	to	165
Redevelopment	185	to	215
Start-up capital projects	165	to	185
Total capital expenditures	$800	to	$900
_______________
(1)    Includes the construction of approximately 2,500 to 3,500 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Proceeds from issuance of senior notes, net	$—	$1,247.5
Proceeds from (repayments of) credit facilities, net	1,038.8	(1,343.5)
Repayments of securitized notes	(302.5)	—
Repayment of senior notes	(300.0)	—
Contributions from (distributions to) noncontrolling interest holders, net (1)	265.4	(0.3)
Distributions paid on common and preferred stock	(277.2)	(236.8)
Purchases of common stock	(147.2)	—
_______________
(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Senior Notes
1.375% Senior Notes Offering. On April 6, 2017, we completed a registered public offering of 500.0 million Euros ($538.5 million) aggregate principal amount of 1.375% senior unsecured notes due April 4, 2025 (the “1.375% Notes”). The net proceeds from this offering were approximately 489.8 million Euros (approximately $527.5 million), after deducting commissions and estimated expenses.

The 1.375% Notes will mature on April 4, 2025 and bear interest at a rate of 1.375% per annum. Accrued and unpaid interest on the Notes will be payable in Euros in arrears on April 4 of each year, beginning on April 4, 2018. Interest on the Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes and commenced accruing on April 6, 2017.

We may redeem the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 1.375% Notes on or after January 4, 2025, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Redemption of Senior Notes. On February 10, 2017, we redeemed all of the 7.25% Notes at a price equal to 112.0854% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 10, 2017, for an aggregate redemption price of $341.4 million, including $5.1 million in accrued and unpaid interest. The redemption was funded with borrowings under the 2013 Credit Facility and cash on hand. Upon completion of the redemption, none of the 7.25% Notes remained outstanding.

Bank Facilities

2013 Credit Facility. During the three months ended March 31, 2017, we borrowed an aggregate of $1.8 billion and repaid an aggregate of $517.9 million of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $4.6 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the three months ended March 31, 2017, we borrowed an aggregate of $200.0 million and repaid an aggregate of $405.0 million of revolving indebtedness under our senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). We currently have $6.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

Our $1.0 billion unsecured term loan entered into in October 2013, as amended (the “Term Loan”), the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rates range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current margin over LIBOR and the base rate for each of the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility is 1.250% and 0.250%, respectively.
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
Stock Repurchase Program. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”).
During the three months ended March 31, 2017, we resumed the 2011 Buyback and repurchased 1,873,916 shares of our common stock for an aggregate of $225.0 million, including commissions and fees.

We expect to continue managing the pacing of the remaining $722.6 million (as of April 20, 2017) under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases. For more information on the 2011 Buyback, see Part II, Item 2 in this Quarterly Report on Form 10-Q.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the three months ended March 31, 2017, we received an aggregate of $36.9 million in proceeds upon exercises of stock options.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $3.4 billion to our common stockholders, including the dividend to be paid in April 2017, primarily subject to taxation as ordinary income.

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

We have two series of preferred stock outstanding, 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A”), with a dividend rate of 5.25%, and 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B”), with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the three months ended March 31, 2017, we paid dividends of $1.3125 per share, or $7.9 million, to Series A preferred stockholders of record and $13.75 per share, or $18.9 million, to Series B preferred stockholders of record.
During the three months ended March 31, 2017, we paid $0.58 per share, or $247.7 million, to common stockholders of record at the close of business on December 28, 2016. In addition, we declared a distribution of $0.62 per share, or $264.3 million, payable on April 28, 2017 to common stockholders of record at the close of business on April 12, 2017.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $5.4 million. During the three months ended March 31, 2017, we paid $2.7 million of distributions upon the vesting of restricted stock units.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of the 2016 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2014 Credit Facility, the 2013 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of March 31, 2017, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2017 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $4.1	~ $0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $7.9 (4)	~ $2.6 (4)
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2017, $99.0 million held in such reserve accounts was classified as restricted cash.

Certain information with respect to the 2015 Securitization and the 2013 Securitization is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes or the Loan, as applicable, that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2017	DSCR as of March 31, 2017	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$49.4	7.94x	$177.4	$181.4
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$135.2	11.63x	$496.6	$503.8
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of March 31, 2017 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period”, all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,585 communications sites that secure the 2015 Notes or the 5,180 wireless and broadcast towers that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2016 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2016 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2016 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2017. We have made no material changes to the critical accounting policies described in the 2016 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of March 31, 2017, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $28.2 million and an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2017 consisted of $1,180.0 million under the 2014 Credit Facility, $1,788.6 million under the 2013 Credit Facility, $1,000.0 million under the Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $81.4 million under the South African credit facility, $28.2 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $102.8 million under the BR Towers debentures and $45.5 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $2.9 million of interest expense for the three months ended March 31, 2017.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the three months ended March 31, 2017, 43% of our revenues and 49% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2017, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $88.3 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2017 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited, which we acquired in April 2016, for the year ended December 31, 2016. We consider ATC TIPL material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of ATC TIPL into our internal control structure.

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

There were no material changes to the risk factors discussed in Item 1A of the 2016 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended March 31, 2017, we repurchased a total of 1,873,916 shares of our common stock for an aggregate of $225.0 million, including commissions and fees, pursuant to the 2011 Buyback. The table below sets forth details of our repurchases during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
January 2017	—	—	—	$1,111.0
February 2017	—	—	—	1,111.0
March 2017	1,873,916	$120.05	1,873,916	886.0
Total First Quarter	1,873,916	$120.05	1,873,916	$886.0
_______________

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

(2)	Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.

We continued to repurchase shares of our common stock pursuant to the 2011 Buyback subsequent to March 31, 2017. Between April 1, 2017 and April 20, 2017, we repurchased an additional 1,331,791 shares of our common stock for an aggregate of $163.4 million, including commissions and fees. As a result, as of April 20, 2017, we had repurchased a total of 9.5 million shares of our common stock under the 2011 Buyback for an aggregate of $777.4 million, including commissions and fees.

We expect to continue to manage the pacing of the remaining $722.6 million under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	EXHIBITS
See Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 27, 2017	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description of Document

4.1
Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and between the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 1.375% Senior Notes due 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 6, 2017, and incorporated herein by reference)

10.1	Amendment to American Tower Corporation 2007 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 14, 2017, and incorporated herein by reference)

10.2
Amended and Restated Letter Agreement, dated February 27, 2017, by and between the Company and William H. Hess (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 14, 2017, and incorporated herein by reference)

10.3
Letter Agreement, dated as of March 7, 2017, by and between the Company and Steven C. Marshall (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on March 14, 2017, and incorporated herein by reference)

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