Form 10-Q
period 2017-06-30
AMERICAN TOWER CORP /MA/
filed 2017-07-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 20, 2017, there were 429,177,436 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$770,024	$787,161
Restricted cash	143,277	149,281
Short-term investments	1,012	4,026
Accounts receivable, net	322,060	308,369
Prepaid and other current assets	566,386	441,033
Total current assets	1,802,759	1,689,870
PROPERTY AND EQUIPMENT, net	10,725,707	10,517,258
GOODWILL	5,371,165	5,070,680
OTHER INTANGIBLE ASSETS, net	11,728,666	11,274,611
DEFERRED TAX ASSET	213,582	195,678
DEFERRED RENT ASSET	1,407,478	1,289,530
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	888,853	841,523
TOTAL	$32,138,210	$30,879,150
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$102,726	$118,666
Accrued expenses	727,966	620,563
Distributions payable	277,772	250,550
Accrued interest	154,926	157,297
Current portion of long-term obligations	1,732,035	238,806
Unearned revenue	283,486	245,387
Total current liabilities	3,278,911	1,631,269
LONG-TERM OBLIGATIONS	17,509,937	18,294,659
ASSET RETIREMENT OBLIGATIONS	1,026,535	965,507
DEFERRED TAX LIABILITY	950,299	777,572
OTHER NON-CURRENT LIABILITIES	1,171,546	1,142,723
Total liabilities	23,937,228	22,811,730
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,155,867	1,091,220
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 0 and 6,000,000 shares issued, 0 and 6,000,000 shares outstanding; aggregate liquidation value of $0 and $600,000, respectively	—	60
5.50%, Series B, 1,375,000 shares issued, 1,374,986 and 1,375,000 shares outstanding; aggregate liquidation value of $1,374,986 and $1,375,000, respectively	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 437,184,947 and 429,912,536 shares issued; and 429,174,983 and 427,102,510 shares outstanding, respectively	4,372	4,299
Additional paid-in capital	10,165,343	10,043,559
Distributions in excess of earnings	(989,153)	(1,076,965)
Accumulated other comprehensive loss	(1,848,803)	(1,999,332)
Treasury stock (8,009,964 and 2,810,026 shares at cost, respectively)	(849,064)	(207,740)
Total American Tower Corporation equity	6,482,709	6,763,895
Noncontrolling interests	562,406	212,305
Total equity	7,045,115	6,976,200
TOTAL	$32,138,210	$30,879,150
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Property	$1,638,175	$1,426,192	$3,232,239	$2,693,843
Services	24,259	16,035	46,433	37,431
Total operating revenues	1,662,434	1,442,227	3,278,672	2,731,274
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $645, $392, $1,300 and $899, respectively)	507,234	452,571	993,401	794,861
Services (including stock-based compensation expense of $201, $255, $424 and $406, respectively)	9,949	7,140	16,490	16,295
Depreciation, amortization and accretion	396,355	397,765	817,495	739,399
Selling, general, administrative and development expense (including stock-based compensation expense of $24,892, $21,260, $60,236 and $48,681, respectively)	153,148	138,234	317,944	273,549
Other operating expenses	18,839	13,711	25,054	22,511
Total operating expenses	1,085,525	1,009,421	2,170,384	1,846,615
OPERATING INCOME	576,909	432,806	1,108,288	884,659
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $291, $284, $582 and $567, respectively	2,770	2,748	5,470	5,464
Interest income	8,311	6,468	18,238	10,002
Interest expense	(187,028)	(181,036)	(370,723)	(340,916)
(Loss) gain on retirement of long-term obligations	(274)	830	(55,714)	830
Other income (expense) (including unrealized foreign currency gains (losses) of $7,785, ($24,585), $35,736 and $4,777, respectively)	11,782	(25,842)	41,084	(13,634)
Total other expense	(164,439)	(196,832)	(361,645)	(338,254)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	412,470	235,974	746,643	546,405
Income tax provision	(23,980)	(43,510)	(50,743)	(72,634)
NET INCOME	388,490	192,464	695,900	473,771
Net income attributable to noncontrolling interests	(21,439)	(4,914)	(12,769)	(11,062)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	367,051	187,550	683,131	462,709
Dividends on preferred stock	(22,843)	(26,782)	(49,624)	(53,563)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$344,208	$160,768	$633,507	$409,146
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.81	$0.38	$1.48	$0.96
Diluted net income attributable to American Tower Corporation common stockholders	$0.80	$0.37	$1.47	$0.95
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	427,298	424,909	427,288	424,484
DILUTED	430,487	429,004	430,444	428,529
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.64	$0.53	$1.26	$1.04
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$388,490	$192,464	$695,900	$473,771
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of tax of $0	(166)	(9)	(300)	65
Reclassification of unrealized gains on cash flow hedges to net income, net of tax of $0	(32)	(57)	(118)	(65)
Foreign currency translation adjustments, net of tax (benefit) expense of ($1,083), $2,695, $2,422 and $6,883, respectively	(54,461)	(177,966)	239,435	48,326
Other comprehensive (loss) income	(54,659)	(178,032)	239,017	48,326
Comprehensive income	333,831	14,432	934,917	522,097
Comprehensive (income) loss attributable to noncontrolling interests	(56,094)	12,712	(101,257)	6,610
Comprehensive income attributable to American Tower Corporation stockholders	$277,737	$27,144	$833,660	$528,707

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$695,900	$473,771
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	817,495	739,399
Stock-based compensation expense	61,960	49,986
Loss (gain) on early retirement of long-term obligations	55,714	(830)
Other non-cash items reflected in statements of operations	(50,222)	53,464
Decrease in restricted cash	5,659	12,170
Increase in net deferred rent balances	(71,470)	(34,931)
Increase in assets	(101,982)	(32,984)
Increase in liabilities	65,404	51,271
Cash provided by operating activities	1,478,458	1,311,316
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(371,512)	(319,427)
Payments for acquisitions, net of cash acquired	(857,220)	(1,216,467)
Payment for Verizon transaction	—	(4,748)
Proceeds from sale of short-term investments and other non-current assets	7,196	2,601
Deposits, restricted cash, investments and other	7,025	(5,360)
Cash used for investing activities	(1,214,511)	(1,543,401)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	—	(2,843)
Borrowings under credit facilities	2,508,607	1,397,672
Proceeds from issuance of senior notes, net	1,279,435	2,237,503
Repayments of notes payable, credit facilities, senior notes and capital leases	(3,126,661)	(2,858,415)
Contributions from (distributions to) noncontrolling interest holders, net	265,255	(503)
Purchases of common stock	(641,324)	—
Proceeds from stock options and ESPP	82,641	60,361
Distributions paid on common stock	(514,905)	(426,564)
Distributions paid on preferred stock	(53,562)	(53,563)
Payment for early retirement of long-term obligations	(61,764)	(125)
Deferred financing costs and other financing activities	(28,311)	(23,264)
Cash (used for) provided by financing activities	(290,589)	330,259
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	9,505	(8,322)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,137)	89,852
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	787,161	320,686
CASH AND CASH EQUIVALENTS, END OF PERIOD	$770,024	$410,538
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $17,264 AND $14,011, RESPECTIVELY)	$60,384	$50,413
CASH PAID FOR INTEREST	$351,991	$288,880
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$8,696	$(36,083)
Purchases of property and equipment under capital leases	$21,980	$21,651
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2016	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	1,331,272	13	—	—	86,767	—	—	—	86,780
Issuance of common stock—stock purchase plan	—	—	—	—	44,733	—	—	—	3,847	—	—	—	3,847
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	65	—	—	65
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(65)	—	—	(65)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	65,998	—	(665)	65,333
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	13	13
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(516)	(516)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(443,935)	—	(443,935)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(53,563)	—	(53,563)
Net income	—	—	—	—	—	—	—	—	—	—	462,709	6,739	469,448
BALANCE, JUNE 30, 2016	6,000,000	$60	1,375,000	$14	428,071,284	$4,280	(2,810,026)	$(207,740)	$9,781,223	$(1,770,998)	$(1,033,324)	$66,710	$6,840,225

BALANCE, JANUARY 1, 2017	6,000,000	$60	1,375,000	$14	429,912,536	$4,299	(2,810,026)	$(207,740)	$10,043,559	$(1,999,332)	$(1,076,965)	$212,305	$6,976,200
Stock-based compensation related activity	—	—	—	—	1,617,075	16	—	—	117,232	—	—	—	117,248
Issuance of common stock—stock purchase plan	—	—	—	—	53,062	1	—	—	4,554	—	—	—	4,555
Conversion of preferred stock	(6,000,000)	(60)	(14)	0	5,602,274	56	—	—	(2)	—	—	—	(6)
Treasury stock activity	—	—	—	—	—	—	(5,199,938)	(641,324)	—	—	—	—	(641,324)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(300)	—	—	(300)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	150,947	—	32,710	183,657
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	314,059	314,059
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(568)	(568)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(541,757)	—	(541,757)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(53,562)	—	(53,562)
Net income	—	—	—	—	—	—	—	—	—	—	683,131	3,900	687,031
BALANCE, JUNE 30, 2017	—	$—	1,374,986	$14	437,184,947	$4,372	(8,009,964)	$(849,064)	$10,165,343	$(1,848,803)	$(989,153)	$562,406	$7,045,115

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site acquisition, zoning and permitting and structural analysis, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites.
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

American Tower Corporation is a holding company that conducts its operations through its directly and indirectly owned subsidiaries and its joint ventures. ATC’s principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. ATC conducts its international operations primarily through its subsidiary, American Tower International, Inc., which in turn conducts operations through its various international holding and operating subsidiaries and joint ventures.

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not subject to U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers, as it receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of June 30, 2017, the Company’s REIT-qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its indoor DAS networks business and services segment.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of June 30, 2017, the Company holds a 51% controlling interest, and MTN Group Limited holds a 49% interest, in each of two joint ventures, one in Ghana and one in Uganda. The Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

holds a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture (“ATC Europe”) in Europe. In addition, the Company holds an approximate 75% controlling interest, and the South African investors hold an approximate 25% noncontrolling interest, in a subsidiary of the Company in South Africa. In India, the Company holds a 51% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”).

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2016 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017.
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance on revenue recognition, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The revenue to which the Company must apply this standard is generally limited to services revenue, certain power and fuel charges and other fees charged to customers. As of June 30, 2017, this revenue was approximately 13% of total revenue. Although the Company is still assessing the impact of this standard on its financial statements, it does not expect changes in the timing of revenue recognition to be material to its financial statements.

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

In February 2016, the FASB issued new guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities for leases with terms greater than twelve months in the statement of financial position. Under the new guidance, lessor accounting is largely unchanged. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The standard is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. The Company (i) has established a multidisciplinary team to assess and implement the new guidance, (ii) expects the guidance to have a material impact on its consolidated balance sheets due to the recording of right of use assets and lease liabilities for leases in which it is a lessee and which it currently treats as operating leases and (iii) continues to evaluate the impact of the new guidance.

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

In January 2017, the FASB issued new guidance that clarifies the definition of a business that an entity uses to determine whether a transaction should be accounted for as an asset acquisition (or disposal) or a business combination. The Company early adopted this guidance during the first quarter of 2017. As a result, the Company expects that more transactions will be accounted for as asset acquisitions instead of business combinations.

In January 2017, the FASB issued new guidance on accounting for goodwill impairments. The guidance eliminates Step 2 from the goodwill impairment test and requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

In May 2017, the FASB issued new guidance on accounting for stock-based compensation. The guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, and the Company early adopted this guidance during the second quarter of 2017. The adoption of this guidance did not have a material effect on the Company’s financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Prepaid operating ground leases	$148,744	$134,167
Prepaid income tax	130,341	127,142
Unbilled receivables	131,831	57,661
Prepaid assets	51,190	36,300
Value added tax and other consumption tax receivables	23,500	31,570
Other miscellaneous current assets	80,780	54,193
Prepaids and other current assets	$566,386	$441,033

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows (in thousands):

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2017	$3,379,163	$1,029,313	$150,511	$509,705	$1,988	$5,070,680
Additions and adjustments (1)	—	400	224,270	49	—	224,719
Effect of foreign currency translation	—	53,285	21,358	1,123	—	75,766
Balance as of June 30, 2017	$3,379,163	$1,082,998	$396,139	$510,877	$1,988	$5,371,165
_______________
(1)    Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2017			As of December 31, 2016
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,854,128	$(1,404,464)	$3,449,664	$4,622,316	$(1,280,284)	$3,342,032
Acquired tenant-related intangibles	15-20	10,737,949	(2,491,418)	8,246,531	10,130,466	(2,224,119)	7,906,347
Acquired licenses and other intangibles	3-20	36,576	(7,411)	29,165	28,140	(4,827)	23,313
Economic Rights, TV Azteca	70	15,925	(12,619)	3,306	13,893	(10,974)	2,919
Total other intangible assets		$15,644,578	$(3,915,912)	$11,728,666	$14,794,815	$(3,520,204)	$11,274,611
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2017, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2016 Form 10-K, was 16 years. Amortization of intangible assets for the three and six months ended June 30, 2017 was $192.2 million and $375.4 million, respectively, and amortization of intangible assets for the three and six months ended June 30, 2016 was $185.3 million and $337.1 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
Remainder of 2017	$376.1
2018	750.4
2019	747.3
2020	728.5
2021	719.1
2022	714.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016
Accrued property and real estate taxes	$161,404	$138,361
Payroll and related withholdings	57,921	76,141
Accrued rent	50,855	50,951
Amounts payable to tenants	39,508	32,326
Accrued construction costs	29,119	28,587
Accrued income tax payable	20,898	11,551
Other accrued expenses	368,261	282,646
Total accrued expenses	$727,966	$620,563

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following (in thousands):

	As of
	June 30, 2017	December 31, 2016	Maturity Date
2013 Credit Facility (1)	$853,419	$539,975	June 28, 2020
Term Loan (1)	994,760	993,936	January 31, 2022
2014 Credit Facility (1)	1,180,000	1,385,000	January 31, 2022
4.500% senior notes (2)	999,301	998,676	January 15, 2018
3.40% senior notes	999,781	999,716	February 15, 2019
7.25% senior notes	—	297,032	N/A
2.800% senior notes	745,628	744,917	June 1, 2020
5.050% senior notes	697,684	697,352	September 1, 2020
3.300% senior notes	745,358	744,762	February 15, 2021
3.450% senior notes	644,454	643,848	September 15, 2021
5.900% senior notes	497,584	497,343	November 1, 2021
2.250% senior notes	576,621	572,764	January 15, 2022
4.70% senior notes	696,355	696,013	March 15, 2022
3.50% senior notes	990,066	989,269	January 31, 2023
5.00% senior notes	1,002,582	1,002,742	February 15, 2024
1.375% senior notes	559,995	—	April 4, 2025
4.000% senior notes	740,491	739,985	June 1, 2025
4.400% senior notes	495,428	495,212	February 15, 2026
3.375% senior notes	984,093	983,369	October 15, 2026
3.125% senior notes	396,853	396,713	January 15, 2027
3.55% senior notes	742,503	—	July 15, 2027
Total American Tower Corporation debt	15,542,956	14,418,624

Series 2013-1A securities (3)	499,233	498,642	March 15, 2018
Series 2013-2A securities (4)	1,291,056	1,290,267	March 15, 2023
Series 2015-1 notes (5)	347,532	347,108	June 15, 2020
Series 2015-2 notes (6)	519,767	519,437	June 16, 2025
2012 GTP notes (7)	—	179,459	N/A
Unison notes (7)	—	132,960	N/A
India indebtedness (8)	505,664	549,528	Various
India preference shares (9)	25,808	24,537	March 2, 2020
Shareholder loans (10)	102,752	151,045	Various
Other subsidiary debt (1) (11)	265,546	286,009	Various
Total American Tower subsidiary debt	3,557,358	3,978,992
Other debt, including capital lease obligations	141,658	135,849
Total	19,241,972	18,533,465
Less current portion of long-term obligations	(1,732,035)	(238,806)
Long-term obligations	$17,509,937	$18,294,659
_______________

(1)	Accrues interest at a variable rate.

(2)
On June 30, 2017, the Company delivered notice of its election to call for redemption all of its outstanding 4.500% senior unsecured notes due 2018 (the “4.500% Notes”). The 4.500% Notes will be redeemed at a price equal to the principal amount of the 4.500% Notes plus a make-whole premium calculated pursuant to the terms of the 4.500% Notes indenture, together with accrued and unpaid interest, if any, up to, but excluding, the redemption date, which has been set for July 31, 2017.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2043.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(6)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(7)	Repaid in full on February 15, 2017.

(8)
Denominated in Indian Rupees (“INR”). Debt includes India working capital facility, remaining debt assumed by the Company in connection with the Viom Acquisition (as defined in note 9) and debt that has been entered into by ATC TIPL.

(9)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. On March 2, 2017, ATC TIPL issued the Preference Shares and used the proceeds to redeem the preference shares previously issued by Viom (the “Viom Preference Shares”). The Preference Shares are to be redeemed on March 2, 2020 and have a dividend rate of 10.25% per annum.

(10)
Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan is denominated in Ugandan Shillings (“UGX”). Effective January 1, 2017, the Uganda loan, which had an outstanding balance of $80.0 million and accrued interest at a variable rate, was converted by the holder to a new shareholder note for 114.5 billion UGX ($31.8 million at the time of conversion), bearing interest at a fixed rate of 16.8% per annum. The remaining balance of the Uganda loan was converted into equity.

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

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $999.3 million under the 4.500% Notes, (ii) $499.2 million under the Secured Tower Revenue Securities, Series 2013-1A and (iii) 10.6 billion INR ($164.2 million) of India indebtedness.

Securitized Debt—Cash flows generated by the sites that secure the securitized debt of the Company are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to receive the excess cash flows not needed to pay the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.

Senior Notes
1.375% Senior Notes Offering—On April 6, 2017, the Company completed a registered public offering of 500.0 million Euros ($532.2 million at the date of issuance) aggregate principal amount of 1.375% senior unsecured notes due 2025 (the “1.375% Notes”). The net proceeds from this offering were approximately 489.8 million Euros (approximately $521.4 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), and for general corporate purposes.

The 1.375% Notes will mature on April 4, 2025 and bear interest at a rate of 1.375% per annum. Accrued and unpaid interest on the 1.375% Notes will be payable in Euros in arrears on April 4 of each year, beginning on April 4, 2018. Interest on the 1.375% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the 1.375% Notes and commenced accruing on April 6, 2017.

3.55% Senior Notes Offering—On June 30, 2017, the Company completed a registered public offering of $750.0 million aggregate principal amount of 3.55% senior unsecured notes due 2027 (the “3.55% Notes”). The net proceeds from this offering were approximately $741.8 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 3.55% Notes will mature on July 15, 2027 and bear interest at a rate of 3.55% per annum. Accrued and unpaid interest on the 3.55% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2018. Interest on the 3.55% Notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on June 30, 2017.

The Company may redeem each series of senior notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 1.375% Notes on or after January 4, 2025 or the 3.55% Notes on or after April 15, 2027, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, it may be required to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

The supplemental indentures contain certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

Bank Facilities
2013 Credit Facility—During the six months ended June 30, 2017, the Company borrowed an aggregate of $2.3 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. The Company used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—During the six months ended June 30, 2017, the Company borrowed an aggregate of $200.0 million and repaid an aggregate of $405.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”).

As of June 30, 2017, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Company’s unsecured term loan entered into in October 2013, as amended (the “Term Loan”), were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$853.4	$4.6	June 28, 2020	(3)	1.250%	0.150%
2014 Credit Facility	$1,180.0	$6.4	January 31, 2022	(3)	1.250%	0.150%
Term Loan	$1,000.0	$—	January 31, 2022		1.250%	N/A
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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows (in thousands):

	June 30, 2017			December 31, 2016
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$1,012	—	—	$4,026	—	—
Interest rate swap agreements	—	—	—	—	$3	—
Embedded derivative in lease agreement	—	—	$12,846	—	—	$13,290
Liabilities:
Interest rate swap agreements	—	$23,025	—	—	$24,682	—
Acquisition-related contingent consideration	—	—	$16,126	—	—	$15,444
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months.

During the six months ended June 30, 2017, the Company has made no changes to the methods described in note 11 to the Company’s consolidated financial statements included in the 2016 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the six months ended June 30, 2017 and 2016 were not material to the consolidated financial statements. As of June 30, 2017, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $47.6 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three and six months ended June 30, 2017 and 2016, the Company did not record any material asset impairment charges. There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2017 or 2016.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2017 and December 31, 2016 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and maturities. As of June 30, 2017 and December 31, 2016, the carrying value of long-term obligations, including the current portion, was $19.2 billion and $18.5 billion, respectively. As of June 30, 2017, the fair value of long-term obligations, including the current portion, was $19.8 billion, of which $13.0 billion was measured using Level 1 inputs and $6.8 billion was measured using Level 2 inputs. As of December 31, 2016, the fair value of long-term obligations, including the current portion, was $18.8 billion, of which $11.8 billion was measured using Level 1 inputs and $7.0 billion was measured using Level 2 inputs.

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
As of June 30, 2017 and December 31, 2016, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $106.2 million and $102.9 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2017 includes additions to the Company’s existing tax positions of $1.9 million and $3.8 million, respectively, and foreign currency fluctuations of ($0.9 million) and $2.7 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2016 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $11.5 million.
The Company recorded penalties and income tax-related interest expense during the three and six months ended June 30, 2017 of $1.0 million and $2.3 million, respectively, and during the three and six months ended June 30, 2016 of $2.2 million and $5.2 million, respectively. As of June 30, 2017 and December 31, 2016, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $28.1 million and $24.3 million, respectively.

During the three months ended June 30, 2017, the Ghana Revenue Authority issued a clarification to its income tax law, which resulted in a benefit to income tax expense of $11.6 million.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of June 30, 2017, the Company had the ability to grant stock-based awards with respect to an aggregate of 8.4 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2017 and 2016, the Company recorded and capitalized the following stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation expense	$25,738	$21,907	$61,960	$49,986
Stock-based compensation expense capitalized as property and equipment	$444	$104	$970	$762
Stock Options—As of June 30, 2017, total unrecognized compensation expense related to unvested stock options was $18.3 million, which is expected to be recognized over a weighted average period of approximately two years.
The Company’s option activity for the six months ended June 30, 2017 was as follows:

Number of Options
Outstanding as of January 1, 2017	7,269,376
Granted	6,534
Exercised	(1,182,551)
Forfeited	(21,611)
Expired	—
Outstanding as of June 30, 2017	6,071,748

Restricted Stock Units—As of June 30, 2017, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $131.6 million and is expected to be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units—During the six months ended June 30, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 154,520 PSUs (the “2017 PSUs”) and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2017 PSUs and the 2016 PSUs, and for each year in the three-year performance period with respect to PSUs granted to executive officers in 2015 (the “2015 PSUs”), and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment. In the event of the executive’s death, disability or qualifying retirement, PSUs will be paid out pro rata in accordance with the terms of the applicable award agreement. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2017 was as follows:

	RSUs	PSUs
Outstanding as of January 1, 2017 (1)	1,663,743	242,757
Granted (2)	818,539	177,897
Vested	(644,004)	—
Forfeited	(42,668)	—
Outstanding as of June 30, 2017	1,795,610	420,654
_______________

(1)
PSUs consist of the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on achievement against the performance metric for the first and second year’s performance periods and the target number of shares issuable at the end of the three-year performance period for the 2016 PSUs.

(2)
PSUs consist of the target number of shares issuable at the end of the three-year performance cycle attributable to the third year’s performance period for the 2015 PSUs, or 23,377 shares, and the target number of shares issuable at the end of the three-year performance cycle for the 2017 PSUs, or 154,520 shares.

During the three and six months ended June 30, 2017, the Company recorded $6.0 million and $11.6 million, respectively, in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2017 was $32.5 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd., acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”).

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

The changes in Redeemable noncontrolling interests for the six months ended June 30, 2017 were as follows (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance as of January 1, 2017	$1,091,220
Net income attributable to noncontrolling interests	8,869
Foreign currency translation adjustment attributable to noncontrolling interests	55,778
Balance as of June 30, 2017	$1,155,867

10.    EQUITY

Series A Preferred Stock—In May 2014, the Company issued 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”). During the three months ended June 30, 2017, all outstanding shares of the Series A Preferred Stock converted at a rate of 0.9337 per share into an aggregate of 5,602,153 shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series A Preferred Stock. The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

On May 15, 2017, the Company paid the final dividend of $7.9 million to holders of record of the Series A Preferred Stock at the close of business on May 1, 2017.

Series B Preferred Stock—The Company has 13,749,860 depositary shares, each representing a 1/10th interest in a share of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”) outstanding, after giving effect to the early conversion of 140 depositary shares at the option of the holder at a conversion rate of 0.8687 per depositary share in May 2017. The Company paid cash in lieu of fractional shares of the Company’s common stock. This payment was recorded as a reduction to Additional paid-in capital. The Series B Preferred Stock was issued in March 2015.

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

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the six months ended June 30, 2017, the Company received an aggregate of $82.6 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”).

During the six months ended June 30, 2017, the Company resumed the 2011 Buyback and repurchased 5,199,938 shares of its common stock thereunder for an aggregate of $641.3 million, including commissions and fees. As of June 30, 2017, the Company had repurchased a total of 11,456,842 shares of its common stock under the 2011 Buyback for an aggregate of $1.0 billion, including commissions and fees.

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

Distributions—During the six months ended June 30, 2017, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 14, 2016	January 13, 2017	December 28, 2016	$0.58	$247.7
March 9, 2017	April 28, 2017	April 12, 2017	$0.62	$264.3
June 1, 2017	July 14, 2017	June 19, 2017	$0.64	$274.7

Series A Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$1.3125	$7.9
April 13, 2017	May 15, 2017	May 1, 2017	$1.3125	$7.9

Series B Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$13.75	$18.9
April 13, 2017	May 15, 2017	May 1, 2017	$13.75	$18.9
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $6.6 million. During the six months ended June 30, 2017, the Company paid $2.9 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to American Tower Corporation stockholders	$367,051	$187,550	$683,131	$462,709
Dividends on preferred stock	(22,843)	(26,782)	(49,624)	(53,563)
Net income attributable to American Tower Corporation common stockholders	344,208	160,768	633,507	409,146
Basic weighted average common shares outstanding	427,298	424,909	427,288	424,484
Dilutive securities	3,189	4,095	3,156	4,045
Diluted weighted average common shares outstanding	430,487	429,004	430,444	428,529
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.81	$0.38	$1.48	$0.96
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.80	$0.37	$1.47	$0.95

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted stock	—	—	—	1
Stock options	5	1,120	33	1,974
Preferred stock	14,528	17,444	16,041	17,444

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,350 towers commencing between

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 2000 and August 2004. Substantially all of the towers are part of the Company’s 2013 securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2017, the Company has purchased an aggregate of 77 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $796.9 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate or the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for approximately 1,523 towers in a single closing, which occurred on December 8, 2016. The Company has provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of June 30, 2017, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of June 30, 2017.
Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. In certain jurisdictions, taxing authorities may issue preliminary notices or assessments while audits are being conducted. These preliminary notices or assessments do not represent amounts that the Company is obligated to pay and are often not reflective of the actual tax liability for which the Company will ultimately be liable. The Company evaluates the circumstances of each notification or assessment based on the information available and records a liability for any potential outcome that is probable or more likely than not unfavorable if the liability is also reasonably estimable.
On December 5, 2016, the Company received an income tax assessment of Essar Telecom Infrastructure Private Limited (“ETIPL”) for the fiscal year ending 2008 in the amount of 4.75 billion INR ($69.8 million on the date of assessment) related to capital contributions. The Company is challenging the assessment before India’s tax authorities and estimates that there is a more likely than not probability that the Company’s position will be sustained. Accordingly, no such liability has been recorded. Additionally, the assessment was made with respect to transactions that took place in the tax year commencing in 2007, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010.
Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and generally have initial terms of ten years with multiple renewal terms at the option of the tenant.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at June 30, 2017 were as follows (in millions):

Remainder of 2017	$2,540
2018	4,897
2019	4,662
2020	4,367
2021	3,898
Thereafter	13,196
Total	$33,560
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at June 30, 2017 are as follows (in millions):

Remainder of 2017	$464
2018	882
2019	847
2020	802
2021	758
Thereafter	6,516
Total	$10,269
13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2017 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether an acquisition is treated as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees, fair value adjustments to contingent consideration and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate new businesses or assets efficiently. The Company records acquisition and merger related expenses for business

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

combinations, as well as integration costs for all acquisitions, in Other operating expenses in the consolidated statements of operations.

During the three and six months ended June 30, 2017 and 2016, the Company recorded acquisition and merger related expenses for business combinations and integration costs as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Acquisition and merger related expenses	$2,397	$5,735	$8,082	$6,720
Integration costs	$3,808	$3,234	$8,378	$6,505

The Company also recorded a purchase price refund of $21.5 million during the six months ended June 30, 2017. This refund related to an acquisition in Brazil in 2014 for which the measurement period has closed.

2017 Transactions

The estimated aggregate impact of the 2017 acquisitions on the Company’s revenues and gross margin for the three months ended June 30, 2017 was approximately $18.0 million and $15.2 million, respectively, and for the six months ended June 30, 2017 was approximately $26.3 million and $22.0 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

FPS Towers France—On February 15, 2017, ATC Europe acquired 100% of the outstanding shares of FPS Towers (“FPS”) from Antin Infrastructure Partners and the individuals party to the purchase agreement (the “FPS Acquisition”), for total consideration of 727.2 million Euros ($771.2 million at the date of acquisition). FPS owns and operates nearly 2,500 wireless tower sites in France. The Company made a loan to fund 225.0 million Euros ($238.6 million at the date of acquisition) of the total consideration. The remainder of the purchase price of 502.2 million Euros ($532.6 million at the date of acquisition) was funded by the Company and PGGM in proportion to their respective interests in ATC Europe. The Company funded its portion of the purchase price with borrowings under the 2013 Credit Facility and cash on hand. The acquisition is consistent with the Company’s strategy to expand in selected geographic areas. The acquisition was accounted for as a business combination and is subject to post-closing adjustments.

Other Acquisitions—During the six months ended June 30, 2017, the Company acquired a total of 174 communications sites in the United States, Brazil, Chile, Germany, Mexico and Nigeria for an aggregate purchase price of $101.1 million. Of the aggregate purchase price, $1.0 million is reflected in Accounts payable in the consolidated balance sheet as of June 30, 2017. These acquisitions were accounted for as asset acquisitions.

The following table summarizes the allocation of the purchase prices for fiscal year 2017 acquisitions based upon their estimated fair value at the date of acquisition (in thousands):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	EMEA	Other
	FPS Towers France (1)
Current assets	$31,048	$4,511
Non-current assets	9,142	2,022
Property and equipment	113,981	30,804
Intangible assets (2):
Tenant-related intangible assets	400,901	53,635
Network location intangible assets	164,441	12,670
Other intangible assets	7,954	—
Current liabilities	(29,326)	(1,539)
Deferred tax liability	(134,488)	—
Other non-current liabilities	(16,703)	(999)
Net assets acquired	546,950	101,104
Goodwill (3)	224,270	—
Fair value of net assets acquired	771,220	101,104
Debt assumed	—	—
Purchase Price	$771,220	$101,104
_______________

(1)	Accounted for as a business combination. Amounts represent preliminary purchase price allocation.

(2)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(3)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes.

2016 Transactions

During the six months ended June 30, 2017, post-closing adjustments impacted the following 2016 acquisitions:

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary and updated allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2016 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheet as of June 30, 2017.

	Preliminary Allocation (1)		Updated Allocation
	Asia	Other (2)	Asia	Other
	Viom		Viom (3)
Current assets	$276,560	$25,477	$281,930	$25,477
Non-current assets	57,645	2,336	52,275	2,336
Property and equipment	701,988	81,521	705,849	81,472
Intangible assets (4):
Tenant-related intangible assets	1,369,580	105,557	1,369,580	105,557
Network location intangible assets	666,364	83,645	666,364	83,645
Current liabilities	(195,900)	(14,782)	(201,142)	(14,782)
Deferred tax liability	(619,070)	(43,756)	(619,074)	(43,756)
Other non-current liabilities	(102,751)	(29,472)	(101,766)	(29,472)
Net assets acquired	2,154,416	210,526	2,154,016	210,477
Goodwill (5)	881,783	93,856	882,183	93,905
Fair value of net assets acquired	3,036,199	304,382	3,036,199	304,382
Debt assumed	(786,889)	—	(786,889)	—
Redeemable noncontrolling interests	(1,100,804)	—	(1,100,804)	—
Purchase Price	$1,148,506	$304,382	$1,148,506	$304,382
_______________

(1)	As reported for the year ended December 31, 2016.

(2)	Of the total purchase price, $12.1 million was reflected in Accounts payable in the consolidated balance sheet as of December 31, 2016.

(3)	The allocation of the purchase price for the Viom Acquisition was finalized during the six months ended June 30, 2017.

(4)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(5)	Primarily results from purchase accounting adjustments, which are at least partially deductible for tax purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma revenues	$1,663,200	$1,515,150	$3,288,907	$3,027,457
Pro forma net income attributable to American Tower Corporation common stockholders	$344,344	$162,170	$634,274	$402,288
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.81	$0.38	$1.48	$0.95
Diluted net income attributable to American Tower Corporation common stockholders	$0.80	$0.38	$1.47	$0.94

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Signed Acquisitions

Paraguay—On April 25, 2017, the Company entered into a definitive agreement to acquire up to approximately 1,400 sites in Paraguay from Millicom International Cellular’s subsidiary, Tigo Paraguay, for a total consideration of approximately 700.0 billion Paraguayan Guaraní (approximately $125.0 million at the date of signing). The transaction is expected to close during the second half of 2017, subject to customary closing conditions.

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

14.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of June 30, 2017, consisted of the following:

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

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Three Months Ended June 30, 2017	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$897,296	$294,556	$159,628	$286,695	$1,638,175	$24,259		$1,662,434
Segment operating expenses (1)	183,625	167,993	59,069	95,902	506,589	9,748		516,337
Interest income, TV Azteca, net	—	—	—	2,770	2,770	—		2,770
Segment gross margin	713,671	126,563	100,559	193,563	1,134,356	14,511		1,148,867
Segment selling, general, administrative and development expense (1)	36,223	16,571	17,949	19,482	90,225	3,422		93,647
Segment operating profit	$677,448	$109,992	$82,610	$174,081	$1,044,131	$11,089		$1,055,220
Stock-based compensation expense							$25,738	25,738
Other selling, general, administrative and development expense							34,609	34,609
Depreciation, amortization and accretion							396,355	396,355
Other expense (2)							186,048	186,048
Income from continuing operations before income taxes								$412,470
Total assets	$18,717,076	$4,808,551	$3,189,403	$5,100,443	$31,815,473	$43,366	$279,371	$32,138,210
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.8 million and $24.9 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Three Months Ended June 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$829,680	$224,611	$134,762	$237,139	$1,426,192	$16,035		$1,442,227
Segment operating expenses (1)	182,376	127,855	58,462	83,486	452,179	6,885		459,064
Interest income, TV Azteca, net	—	—	—	2,748	2,748	—		2,748
Segment gross margin	647,304	96,756	76,300	156,401	976,761	9,150		985,911
Segment selling, general, administrative and development expense (1)	34,721	14,770	16,685	15,031	81,207	3,346		84,553
Segment operating profit	$612,583	$81,986	$59,615	$141,370	$895,554	$5,804		$901,358
Stock-based compensation expense							$21,907	21,907
Other selling, general, administrative and development expense							32,421	32,421
Depreciation, amortization and accretion							397,765	397,765
Other expense (2)							213,291	213,291
Income from continuing operations before income taxes								$235,974
Total assets	$18,949,936	$4,557,692	$2,025,767	$4,929,052	$30,462,447	$62,766	$214,985	$30,740,198
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $21.3 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Six Months Ended June 30, 2017	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$1,789,180	$570,087	$310,035	$562,937	$3,232,239	$46,433		$3,278,672
Segment operating expenses (1)	364,960	317,394	120,564	189,183	992,101	16,066		1,008,167
Interest income, TV Azteca, net	—	—	—	5,470	5,470	—		5,470
Segment gross margin	1,424,220	252,693	189,471	379,224	2,245,608	30,367		2,275,975
Segment selling, general, administrative and development expense (1)	70,871	37,066	34,402	38,043	180,382	6,593		186,975
Segment operating profit	$1,353,349	$215,627	$155,069	$341,181	$2,065,226	$23,774		$2,089,000
Stock-based compensation expense							$61,960	61,960
Other selling, general, administrative and development expense							70,733	70,733
Depreciation, amortization and accretion							817,495	817,495
Other expense (2)							392,169	392,169
Income from continuing operations before income taxes								$746,643
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.7 million and $60.2 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Six Months Ended June 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$1,681,424	$287,827	$264,402	$460,190	$2,693,843	$37,431		$2,731,274
Segment operating expenses (1)	360,098	160,935	114,121	158,808	793,962	15,889		809,851
Interest income, TV Azteca, net	—	—	—	5,464	5,464	—		5,464
Segment gross margin	1,321,326	126,892	150,281	306,846	1,905,345	21,542		1,926,887
Segment selling, general, administrative and development expense (1)	72,007	21,346	32,837	29,615	155,805	6,262		162,067
Segment operating profit	$1,249,319	$105,546	$117,444	$277,231	$1,749,540	$15,280		$1,764,820
Stock-based compensation expense							$49,986	49,986
Other selling, general, administrative and development expense							62,801	62,801
Depreciation, amortization and accretion							739,399	739,399
Other expense (2)							366,229	366,229
Income from continuing operations before income taxes								$546,405
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.3 million and $48.7 million, respectively.

(2)	Primarily includes interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the six months ended June 30, 2017 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment. On February 15, 2017, we expanded into a new market by acquiring FPS Towers in France through our European joint venture (the “FPS Acquisition”).

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2017:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	23,122	16,677	349
Asia:
India	57,772	—	318
EMEA:
France	2,472	—	—
Germany	2,208	—	—
Ghana	2,165	—	21
Nigeria	4,748	—	—
South Africa	2,438	—	—
Uganda	1,425
EMEA total	15,456	—	21
Latin America (2):
Brazil	16,411	2,269	69
Chile	1,281	—	8
Colombia	2,995	777	1
Costa Rica	488	—	2
Mexico	8,720	199	69
Peru	661	—	—
Latin America total	30,556	3,245	149
_______________

(1)	Approximately 97% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In Argentina, we own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

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

In general, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the three and six months ended June 30, 2017 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2017, we expect to generate nearly $34 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for pass-through revenue.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations historically has not had a material adverse effect on the revenues generated by our property operations. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. During the six months ended June 30, 2017, churn represented approximately 2% of our tenant billings.

Demand Drivers. We continue to believe that our site leasing revenue is likely to increase due to the growing use of wireless services globally and our ability to meet the corresponding incremental demand for our communications real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers, with tenants in a number of other industries contributing incremental leasing demand. Our site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement our organic growth by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk-adjusted return on investment objectives.

Consistent with our strategy to increase the utilization and return on investment of our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers and other tenants deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the level of emphasis on network quality and capacity in carrier competition, the financial performance of our tenants and their access to capital and general economic conditions.

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

•
Next generation technologies centered on wireless connections have the potential to provide incremental revenue opportunities for us. These technologies may include autonomous vehicle networks and a number of other internet-of-things, or IoT, applications.

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

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) and fourth generation (4G) network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices and, as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which typically requires that carriers continue to invest in their networks in order to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 107,515 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

We have master lease agreements with certain of our tenants that provide for consistent, long-term revenue and reduce the likelihood of churn. Certain of those master lease agreements are holistic in nature and further build and augment strong strategic partnerships with our tenants and have significantly reduced colocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

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

We define AFFO attributable to American Tower Corporation common stockholders as Consolidated AFFO, excluding the impact of noncontrolling interests on both NAREIT FFO (common stockholders) and the other adjustments included in the calculation of Consolidated AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders).”

Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are not intended to replace net income or any other performance measures determined in accordance with GAAP. None of Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO or AFFO (common stockholders) represents cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities, as a measure of liquidity or a measure of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, NAREIT FFO (common stockholders), Consolidated AFFO and AFFO (common stockholders) are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for decision making purposes and for evaluating our operating segments’ performance; (2) Adjusted EBITDA is a component underlying our credit ratings; (3) Adjusted EBITDA is widely used in the telecommunications real estate sector to measure operating performance as depreciation, amortization and accretion may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (4) Consolidated AFFO is widely used in the telecommunications real estate sector to adjust NAREIT FFO (common stockholders) for items that may otherwise cause material fluctuations in NAREIT FFO (common stockholders) growth from period to period that would not be representative of the underlying performance of property assets in those periods; (5) each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (6) each provides investors with a measure for comparing our results of operations to those of other companies, particularly those in our industry.

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

Results of Operations
Three and Six Months Ended June 30, 2017 and 2016
(in thousands, except percentages)

Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$897,296	$829,680	8%	$1,789,180	$1,681,424	6%
Asia	294,556	224,611	31	570,087	287,827	98
EMEA	159,628	134,762	18	310,035	264,402	17
Latin America	286,695	237,139	21	562,937	460,190	22
Total property	1,638,175	1,426,192	15	3,232,239	2,693,843	20
Services	24,259	16,035	51	46,433	37,431	24
Total revenues	$1,662,434	$1,442,227	15%	$3,278,672	$2,731,274	20%

Three Months Ended June 30, 2017

U.S. property segment revenue growth of $67.6 million was attributable to:

•	Tenant billings growth of $50.2 million, which was driven by:

•	$38.4 million due to colocations and amendments;

•	$10.5 million from contractual escalations, net of churn;

•	$1.6 million generated from newly acquired or constructed sites; and

•	A decrease of $0.3 million from other tenant billings; and

•	$17.4 million of other revenue growth, primarily due to a $15.6 million impact of straight-line accounting.

Asia property segment revenue growth of $69.9 million was attributable to:

•	Tenant billings growth of $41.8 million, which was driven by:

•	$28.6 million generated from newly acquired or constructed sites, primarily due to the acquisition of Viom Networks Limited (“Viom”) in India (the “Viom Acquisition”);

•	$15.3 million due to colocations and amendments; and

•	A decrease of $2.1 million resulting from churn in excess of contractual escalations;

•	Pass-through revenue growth of $24.6 million, primarily due to the Viom Acquisition; and

•	A decrease of $6.8 million in other revenue partially due to an increase of $3.2 million in revenue reserves, partially offset by a $0.7 million impact of straight-line accounting.

Segment revenue also increased by $10.3 million attributable to the impact of foreign currency translation related to fluctuations in Indian Rupees (“INR”).

EMEA property segment revenue growth of $24.9 million was attributable to:

•	Tenant billings growth of $25.4 million, which was driven by:

•	$16.6 million generated from newly acquired or constructed sites;

•	$4.8 million due to colocations and amendments;

•	$4.5 million from contractual escalations, net of churn; and

•	A decrease of $0.5 million from other tenant billings; and

•	Pass-through revenue growth of $14.0 million.

Segment revenue growth was partially offset by a decrease of $14.5 million attributable to the impact of foreign currency translation, which included, among others, $12.8 million related to fluctuations in Nigerian Naira (“NGN”) and $3.7 million related to fluctuations in Ghanaian Cedi (“GHS”), and was partially offset by an increase of $3.3 million related to fluctuations in South African Rand (“ZAR”).

Latin America property segment revenue growth of $49.6 million was attributable to:

•	Tenant billings growth of $22.9 million, which was driven by:

•	$9.4 million from contractual escalations, net of churn;

•	$8.9 million due to colocations and amendments;

•	$4.1 million generated from newly acquired or constructed sites; and

•	$0.5 million from other tenant billings;

•	Pass-through revenue growth of $5.7 million; and

•	$8.5 million of other revenue growth, primarily due to the impact of a $7.0 million reduction in revenue in the prior-year period resulting from a judicial reorganization of a tenant in Brazil.

Segment revenue also increased by $12.5 million attributable to the impact of foreign currency translation, which included, among others, $14.0 million related to fluctuations in Brazilian Real (“BRL”), which was partially offset by a decrease of $2.3 million related to fluctuations in Mexican Peso (“MXN”).

The increase in services segment revenue of $8.2 million was primarily attributable to an increase in site acquisition projects.

Six Months Ended June 30, 2017
U.S. property segment revenue growth of $107.8 million was attributable to:

•	Tenant billings growth of $101.3 million, which was driven by:

•	$78.2 million due to colocations and amendments;

•	$18.7 million from contractual escalations, net of churn;

•	$2.6 million generated from newly acquired or constructed sites; and

•	$1.8 million from other tenant billings; and

•
$6.5 million of other revenue growth, primarily due to a $34.7 million impact of straight-line accounting, partially offset by a $28.3 million net decrease in other revenue, primarily due to the absence of $31.2 million in decommissioning revenue recognized in the prior year.

Asia property segment revenue growth of $282.3 million was attributable to:

•	Tenant billings growth of $171.8 million, which was driven by:

•	$147.7 million generated from newly acquired or constructed sites, primarily due to the Viom Acquisition;

•	$27.9 million due to collocations and amendments;

•	A decrease of $3.6 million resulting from churn in excess of contractual escalations; and

•	A decrease of $0.2 million from other tenant billings;

•	Pass-through revenue growth of $108.4 million, primarily due to the Viom Acquisition; and

•	A decrease of $9.5 million in other revenue primarily due to an increase of $9.8 million in revenue reserves.

Segment revenue also increased by $11.6 million attributable to the impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $45.6 million was attributable to:

•	Tenant billings growth of $48.8 million, which was driven by:

•	$29.2 million generated from newly acquired or constructed sites, primarily due to the FPS Acquisition;

•	$9.6 million due to collocations and amendments;

•	$8.9 million from contractual escalations, net of churn; and

•	$1.1 million from other tenant billings;

•	Pass-through revenue growth of $30.8 million; and

•	A decrease of $2.0 million in other revenue, partially offset by a $1.8 million impact of straight-line accounting.

Segment growth was partially offset by a decrease of $32.0 million attributable to the impact of foreign currency translation, which included, among others, $29.1 million related to fluctuations in NGN and $7.9 million related to fluctuations in GHS, and was partially offset by an increase of $7.4 million related to fluctuations in ZAR.

Latin America property segment revenue growth of $102.7 million was attributable to:

•	Tenant billings growth of $49.0 million, which was driven by:

•	$18.8 million from contractual escalations, net of churn;

•	$17.5 million due to collocations and amendments;

•	$11.7 million generated from newly acquired or constructed sites; and

•	$1.0 million from other tenant billings;

•	Pass-through revenue growth of $10.7 million; and

•	$7.4 million of other revenue growth, primarily due to the impact of a $7.0 million reduction in revenue in the prior-year period resulting from a judicial reorganization of a tenant in Brazil.

Segment revenue also increased $35.6 million attributable to the impact of foreign currency translation, which included, among others, $43.9 million related to fluctuations in BRL and $2.8 million related to fluctuations in Colombian Peso, and was partially offset by a decrease of $12.2 million related to fluctuations in MXN.

The increase in services segment revenue of $9.0 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$713,671	$647,304	10%	$1,424,220	$1,321,326	8%
Asia	126,563	96,756	31	252,693	126,892	99
EMEA	100,559	76,300	32	189,471	150,281	26
Latin America	193,563	156,401	24	379,224	306,846	24
Total property	1,134,356	976,761	16	2,245,608	1,905,345	18
Services	14,511	9,150	59%	30,367	21,542	41%

Three Months Ended June 30, 2017

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $1.2 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $34.2 million, primarily due to the Viom Acquisition. Direct expenses increased by an additional $5.9 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $12.5 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $13.1 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $7.8 million. Direct expenses increased by an additional $4.6 million due to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to higher-margin projects.

Six Months Ended June 30, 2017

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.9 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $149.9 million, primarily due to the Viom Acquisition. Direct expenses increased by an additional $6.6 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $28.2 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $34.6 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $16.5 million. Direct expenses increased by an additional $13.8 million due to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to higher-margin projects.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$36,223	$34,721	4%	$70,871	$72,007	(2)%
Asia	16,571	14,770	12	37,066	21,346	74
EMEA	17,949	16,685	8	34,402	32,837	5
Latin America	19,482	15,031	30	38,043	29,615	28
Total property	90,225	81,207	11	180,382	155,805	16
Services	3,422	3,346	2	6,593	6,262	5
Other	59,501	53,681	11	130,969	111,482	17
Total selling, general, administrative and development expense	$153,148	$138,234	11%	$317,944	$273,549	16%

Three Months Ended June 30, 2017

•
The increases in each of our property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs as a result of the Viom Acquisition in our Asia property segment and the FPS Acquisition in our EMEA property segment.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $3.6 million and an increase in corporate SG&A.

Six Months Ended June 30, 2017

•	The decrease in our U.S. property segment SG&A was due to a decrease in cancelled-project costs.

•
The increases in each of our Asia, EMEA and Latin America property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs as a result of the Viom Acquisition in our Asia property segment and the FPS Acquisition in our EMEA property segment. The Asia property segment SG&A increase was also partially driven by an increase in bad debt expense of $6.4 million.

•	The increase in our services segment SG&A was primarily attributable to an increase in personnel costs within our tower services group.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $11.6 million and an increase in corporate SG&A.

Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$677,448	$612,583	11%	$1,353,349	$1,249,319	8%
Asia	109,992	81,986	34	215,627	105,546	104
EMEA	82,610	59,615	39	155,069	117,444	32
Latin America	174,081	141,370	23	341,181	277,231	23
Total property	1,044,131	895,554	17	2,065,226	1,749,540	18
Services	11,089	5,804	91%	23,774	15,280	56%

The growth in operating profit for the three and six months ended June 30, 2017 for each of our property segments was primarily attributable to an increase in our segment gross margin. The growth in operating profit for the three and six months ended June 30, 2017 in our Asia, EMEA and Latin America property segments, as well as our U.S. property segment for the three months ended June 30, 2017, were partially offset by increases in our segment SG&A.

The growth in operating profit for the three and six months ended June 30, 2017 for our services segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Depreciation, amortization and accretion	$396,355	$397,765	0%	$817,495	$739,399	11%

The increase in depreciation, amortization and accretion expense for the six months ended June 30, 2017 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Other operating expenses	$18,839	$13,711	37%	$25,054	$22,511	11%

The increase in other operating expenses for the three months ended June 30, 2017 was primarily attributable to a net increase of $7.5 million in losses from sale or disposal of assets, partially offset by a decrease of $2.8 million in integration, acquisition and merger related expenses.

The increase in other operating expenses for the six months ended June 30, 2017 was primarily attributable to an increase of $10.2 million in losses on sales or disposals of assets and impairments, an increase in integration, acquisition and merger related expenses of $3.2 million and $10.0 million to fund our charitable foundation. These items were partially offset by the refund of $21.5 million of acquisition costs relating to an acquisition in Brazil completed in 2014.

Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Total other expense	$164,439	$196,832	(16)%	$361,645	$338,254	7%

The decrease in total other expense during the three months ended June 30, 2017 was primarily due to foreign currency gains of $6.9 million in the current period, compared to foreign currency losses of $28.1 million in the prior-year period. The decrease was partially offset by incremental interest expense of $6.0 million due to a $0.6 billion increase in our average debt outstanding and a 17 basis point increase in our annualized weighted-average cost of borrowing.

The increase in total other expense during the six months ended June 30, 2017 was primarily due to a loss on retirement of long-term obligations of $55.7 million attributable to the redemption of the 7.25% senior unsecured notes due 2019 (the “7.25% Notes”), and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C issued by GTP Cellular Sites, LLC and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F issued by Unison Ground Lease Funding, LLC, compared to the six months ended June 30, 2016, where we recorded a gain on retirement of long-term obligations of $0.8 million attributable to the repayment of the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A issued by GTP Cellular Sites, LLC. The increase was also attributable to additional interest expense of $29.8 million due to a $1.0 billion increase in our average debt outstanding and a four basis point increase in our annualized weighted average cost of borrowing. These items were partially offset by foreign currency gains of $35.0 million compared to foreign currency losses of $17.5 million in the prior-year period, as well as an additional $8.2 million in interest income compared to the prior year period.

Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Income tax provision	$23,980	$43,510	(45)%	$50,743	$72,634	(30)%
Effective tax rate	5.8%	18.4%		6.8%	13.3%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and six months ended June 30, 2017 and 2016 differs from the federal statutory rate.

The decrease in the income tax provision for the three and six months ended June 30, 2017 was primarily attributable to fewer uncertain tax positions taken than in 2016 and a clarification of income tax law in Ghana, which resulted in an income tax benefit of $11.6 million, offset by an increase in foreign earnings.

Net Income/Adjusted EBITDA and Net Income/NAREIT FFO/Consolidated AFFO

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Net income	$388,490	$192,464	102%	$695,900	$473,771	47%
Income tax provision	23,980	43,510	(45)	50,743	72,634	(30)
Other (income) expense	(11,782)	25,842	(146)	(41,084)	13,634	(401)
Loss (gain) on retirement of long-term obligations	274	(830)	(133)	55,714	(830)	(6,813)
Interest expense	187,028	181,036	3	370,723	340,916	9
Interest income	(8,311)	(6,468)	28	(18,238)	(10,002)	82
Other operating expenses	18,839	13,711	37	25,054	22,511	11
Depreciation, amortization and accretion	396,355	397,765	0	817,495	739,399	11
Stock-based compensation expense	25,738	21,907	17	61,960	49,986	24
Adjusted EBITDA	$1,020,611	$868,937	17%	$2,018,267	$1,702,019	19%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Net income	$388,490	$192,464	102%	$695,900	$473,771	47%
Real estate related depreciation, amortization and accretion	352,566	360,333	(2)	730,530	657,846	11
Losses from sale or disposal of real estate and real estate related impairment charges	12,370	5,130	141	19,740	9,732	103
Dividends on preferred stock	(22,843)	(26,782)	(15)	(49,624)	(53,563)	(7)
Adjustments for unconsolidated affiliates and noncontrolling interests	(51,284)	(22,942)	124	(82,938)	(33,958)	144
NAREIT FFO attributable to American Tower Corporation common stockholders	$679,299	$508,203	34%	$1,313,608	$1,053,828	25%
Straight-line revenue	(50,759)	(35,236)	44	(102,785)	(67,244)	53
Straight-line expense	14,346	16,476	(13)	31,315	32,313	(3)
Stock-based compensation expense	25,738	21,907	17	61,960	49,986	24
Deferred portion of income tax	(13,330)	12,465	(207)	(9,641)	22,221	(143)
Non-real estate related depreciation, amortization and accretion	43,789	37,432	17	86,965	81,553	7
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	8,027	4,417	82	14,061	11,846	19
Other (income) expense (1)	(11,782)	25,842	(146)	(41,084)	13,634	(401)
Loss (gain) on retirement of long-term obligations	274	(830)	(133)	55,714	(830)	(6,813)
Other operating expense (2)	6,468	8,581	(25)	5,313	12,779	(58)
Capital improvement capital expenditures	(24,785)	(25,753)	(4)	(45,299)	(42,477)	7
Corporate capital expenditures	(3,521)	(4,557)	(23)	(6,672)	(7,224)	(8)
Adjustments for unconsolidated affiliates and noncontrolling interests	51,284	22,942	124	82,938	33,958	144
Consolidated AFFO	$725,048	$591,889	22%	$1,446,393	$1,194,343	21%
Adjustments for unconsolidated affiliates and noncontrolling interests (3)	(43,869)	(21,434)	105%	(84,658)	(37,124)	128%
AFFO attributable to American Tower Corporation common stockholders	$681,179	$570,455	19%	$1,361,735	$1,157,219	18%
_______________

(1)	Includes unrealized (gains) losses on foreign currency exchange rate fluctuations of ($7.8 million), $24.6 million, ($35.7 million) and ($4.8 million), respectively.

(2)	Includes integration and acquisition-related costs. For the six months ended June 30, 2017, amount also includes a refund for acquisition costs and a charitable contribution.

(3)	Includes adjustments for the impact on both NAREIT FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Three Months Ended June 30, 2017
The increase in net income was primarily due to an increase in our operating profit, an increase in foreign currency gains included in other expense and a decrease in the income tax provision, partially offset by increases in other SG&A, including stock-based compensation expense, and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $11.3 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, partially offset by increases in straight-line revenue, interest and income taxes, including adjustments, and corporate SG&A.

Six Months Ended June 30, 2017
The increase in net income was primarily due to an increase in our operating profit and an increase in foreign currency gains included in other expense, partially offset by increases in depreciation, amortization and accretion expense and interest expense, and a loss on retirement of long-term obligations of $55.7 million.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $32.8 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, partially offset by increases in straight-line revenue, interest and income taxes, including adjustments, and corporate SG&A.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2017 the “Liquidity and Capital Resources” section of the 2016 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in thousands):

As of June 30, 2017
Available under the 2013 Credit Facility	$1,896,581
Available under the 2014 Credit Facility	820,000
Letters of credit	(10,967)
Total available under credit facilities, net	2,705,614
Cash and cash equivalents	770,024
Total liquidity	$3,475,638
Subsequent to June 30, 2017, we borrowed an additional $105.0 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).
Summary cash flow information is set forth below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used for):
Operating activities	$1,478,458	$1,311,316
Investing activities	(1,214,511)	(1,543,401)
Financing activities	(290,589)	330,259
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	9,505	(8,322)
Net (decrease) increase in cash and cash equivalents	$(17,137)	$89,852
We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. We may also repay or repurchase our existing indebtedness or equity from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.
As of June 30, 2017, we had total outstanding indebtedness of $19.4 billion with a current portion of $1.7 billion. During the six months ended June 30, 2017, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2017, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of June 30, 2017, we had $601.4 million of cash and cash equivalents held by our foreign subsidiaries, of which $232.7 million was held by our joint ventures and minority interest holders. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the six months ended June 30, 2017 was attributable to an increase in the operating profit of our property segments, partially offset by an increase in cash paid for interest, as well as an increase in cash used for working capital.

Cash Flows from Investing Activities

Our significant investing activities during the six months ended June 30, 2017 are highlighted below:

•	We spent $857.2 million for acquisitions, primarily related to the funding of the FPS Acquisition.

•	We spent $387.6 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$66.3
Ground lease purchases	62.9
Capital improvements and corporate expenditures (2)	52.0
Redevelopment	108.1
Start-up capital projects	98.3
Total capital expenditures	$387.6
_______________

(1)	Includes the construction of 928 communications sites globally.

(2)
Includes $16.1 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2017 total capital expenditures will be between $800.0 million and $900.0 million, as follows (in millions):

Discretionary capital projects (1)	$145	to	$175
Ground lease purchases	150	to	160
Capital improvements and corporate expenditures	145	to	155
Redevelopment	195	to	225
Start-up capital projects	165	to	185
Total capital expenditures	$800	to	$900
_______________
(1)    Includes the construction of approximately 2,000 to 3,000 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Proceeds from issuance of senior notes, net	$1,279.4	$2,237.5
Proceeds from (repayments of) credit facilities, net	93.6	(1,292.1)
Repayments of securitized notes	(302.7)	(94.1)
Repayment of senior notes	(300.0)	—
Contributions from (distributions to) noncontrolling interest holders, net (1)	265.3	(0.5)
Distributions paid on common and preferred stock	(568.5)	(480.1)
Purchases of common stock	(641.3)	—
_______________
(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Senior Notes
1.375% Senior Notes Offering. On April 6, 2017, we completed a registered public offering of 500.0 million Euros ($532.2 million at the date of issuance) aggregate principal amount of 1.375% senior unsecured notes due 2025 (the “1.375% Notes”). The net proceeds from this offering were approximately 489.8 million Euros (approximately $521.4 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and for general corporate purposes.

The 1.375% Notes will mature on April 4, 2025 and bear interest at a rate of 1.375% per annum. Accrued and unpaid interest on the 1.375% Notes will be payable in Euros in arrears on April 4 of each year, beginning on April 4, 2018. Interest on the 1.375% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the 1.375% Notes and commenced accruing on April 6, 2017.

3.55% Senior Notes Offering. On June 30, 2017, we completed a registered public offering of $750.0 million aggregate principal amount of 3.55% senior unsecured notes due 2027 (the “3.55% Notes”). The net proceeds from this offering were approximately $741.8 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 3.55% Notes will mature on July 15, 2027 and bear interest at a rate of 3.55% per annum. Accrued and unpaid interest on the 3.55% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2018. Interest on the 3.55% Notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on June 30, 2017.

We may redeem each series of senior notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 1.375% Notes on or after January 4, 2025 or the 3.55% Notes on or after April 15, 2027, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

The supplemental indentures contain certain covenants that restrict our ability to merge, consolidate or sell assets and our (together with our subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that we and our subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture.

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

Notice of Redemption of 4.500% Senior Notes. On June 30, 2017, we delivered notice of our election to call for redemption all of our outstanding 4.500% senior unsecured notes due 2018 (the “4.500% Notes”). The 4.500% Notes will be redeemed at a price equal to the principal amount of the 4.500% Notes plus a make-whole premium calculated pursuant to the terms of the 4.500% Notes indenture, together with accrued and unpaid interest, if any, up to, but excluding, the redemption date, which has been set for July 31, 2017.

Bank Facilities

2013 Credit Facility. During the six months ended June 30, 2017, we borrowed an aggregate of $2.3 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $4.6 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the six months ended June 30, 2017, we borrowed an aggregate of $200.0 million and repaid an aggregate of $405.0 million of revolving indebtedness under our senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). We currently have $6.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

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
During the six months ended June 30, 2017, we resumed the 2011 Buyback and repurchased 5,199,938 shares of our common stock thereunder for an aggregate of $641.3 million, including commissions and fees.

We expect to continue managing the pacing of the remaining $469.7 million under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases. For more information on the 2011 Buyback, see Part II, Item 2 in this Quarterly Report on Form 10-Q.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the six months ended June 30, 2017, we received an aggregate of $82.6 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $3.7 billion to our common stockholders, including the dividend paid in July 2017, primarily subject to taxation as ordinary income.
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

We have one series of preferred stock outstanding, our 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B”), with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the quarter ended June 30, 2017, pursuant to the terms of the Certificate of Designations governing our 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A”), all outstanding shares of the Series A converted into shares of our common stock at a conversion rate of 0.9337 per share.

During the six months ended June 30, 2017, we paid dividends of $2.625 per share, or $15.8 million, to Series A preferred stockholders of record and $27.50 per share, or $37.8 million, to Series B preferred stockholders of record.

In addition, in July 2017, we declared a dividend of $13.75 per share, or $18.9 million, payable on August 15, 2017 to Series B preferred stockholders of record at the close of business on August 1, 2017.
During the six months ended June 30, 2017, we paid $1.20 per share, or $512.0 million, to common stockholders of record. In addition, we declared a distribution of $0.64 per share, or $274.7 million, paid on July 14, 2017 to our common stockholders of record at the close of business on June 19, 2017.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $6.6 million. During the six months ended June 30, 2017, we paid $2.9 million of distributions upon the vesting of restricted stock units.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of June 30, 2017, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2017 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $4.5	~ $0.8
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $8.3 (4)	~ $2.8
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our debt levels.
(4)    Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of June 30, 2017, $96.2 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2017	DSCR as of June 30, 2017	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$99.4	8.30x	$187.0	$191.0
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$267.4	11.83x	$506.3	$513.5
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of June 30, 2017 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,584 communications sites that secure the 2015 Notes or the 5,180 wireless and broadcast towers that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2017. We have made no material changes to the critical accounting policies described in the 2016 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of June 30, 2017, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $25.5 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2017 consisted of $1,180.0 million under the 2014 Credit Facility, $853.4 million under the 2013 Credit Facility, $1,000.0 million under the Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $77.9 million under the South African credit facility, $25.5 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $96.8 million under the BR Towers debentures and $41.6 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $5.5 million of interest expense for the six months ended June 30, 2017.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the six months ended June 30, 2017, 44% of our revenues and 50% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2017, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $101.7 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2017 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the three months ended June 30, 2017, we repurchased a total of 3,326,022 shares of our common stock for an aggregate of $416.3 million, including commissions and fees, pursuant to the 2011 Buyback. The table below sets forth details of our repurchases during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
April 1, 2017 - April 30, 2017	1,926,858	$123.26	1,926,858	$648.5
May 1, 2017 - May 31, 2017	1,279,664	$127.62	1,279,664	$485.2
June 1, 2017 - June 30, 2017	119,500	$129.43	119,500	$469.7
Total Second Quarter	3,326,022	$125.16	3,326,022	$469.7
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

We have repurchased a total of 11.5 million shares of our common stock under the 2011 Buyback for an aggregate of $1.0 billion, including commissions and fees. We expect to continue to manage the pacing of the remaining $469.7 million under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	EXHIBITS
See Page EX-1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 27, 2017	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description of Document

4.1
Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and between the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 1.375% Senior Notes due 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 6, 2017, and incorporated herein by reference)

4.2
Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.55% Senior Notes due 2027 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 30, 2017, and incorporated herein by reference)

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