Form 10-Q
period 2017-09-30
AMERICAN TOWER CORP /MA/
filed 2017-10-31
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2017.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 24, 2017, there were 428,856,376 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$799,467	$787,161
Restricted cash	155,208	149,281
Short-term investments	1,032	4,026
Accounts receivable, net	508,626	308,369
Prepaid and other current assets	499,241	441,033
Total current assets	1,963,574	1,689,870
PROPERTY AND EQUIPMENT, net	10,795,057	10,517,258
GOODWILL	5,371,679	5,070,680
OTHER INTANGIBLE ASSETS, net	11,580,994	11,274,611
DEFERRED TAX ASSET	221,759	195,678
DEFERRED RENT ASSET	1,454,780	1,289,530
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	931,483	841,523
TOTAL	$32,319,326	$30,879,150
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$119,745	$118,666
Accrued expenses	774,072	620,563
Distributions payable	286,911	250,550
Accrued interest	103,242	157,297
Current portion of long-term obligations	687,382	238,806
Unearned revenue	288,884	245,387
Total current liabilities	2,260,236	1,631,269
LONG-TERM OBLIGATIONS	18,581,381	18,294,659
ASSET RETIREMENT OBLIGATIONS	1,054,092	965,507
DEFERRED TAX LIABILITY	976,725	777,572
OTHER NON-CURRENT LIABILITIES	1,190,486	1,142,723
Total liabilities	24,062,920	22,811,730
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,146,773	1,091,220
EQUITY:
Preferred stock: $.01 par value; 20,000,000 shares authorized;
5.25%, Series A, 6,000,000 shares issued, 0 and 6,000,000 shares outstanding; aggregate liquidation value of $0 and $600,000, respectively	—	60
5.50%, Series B, 1,375,000 shares issued, 1,374,986 and 1,375,000 shares outstanding; aggregate liquidation value of $1,374,986 and $1,375,000, respectively	14	14
Common stock: $.01 par value; 1,000,000,000 shares authorized; 437,510,284 and 429,912,536 shares issued; and 429,243,720 and 427,102,510 shares outstanding, respectively	4,375	4,299
Additional paid-in capital	10,212,535	10,043,559
Distributions in excess of earnings	(975,158)	(1,076,965)
Accumulated other comprehensive loss	(1,839,029)	(1,999,332)
Treasury stock (8,266,564 and 2,810,026 shares at cost, respectively)	(884,610)	(207,740)
Total American Tower Corporation equity	6,518,127	6,763,895
Noncontrolling interests	591,506	212,305
Total equity	7,109,633	6,976,200
TOTAL	$32,319,326	$30,879,150
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Property	$1,655,349	$1,497,936	$4,887,588	$4,191,779
Services	25,417	16,909	71,850	54,340
Total operating revenues	1,680,766	1,514,845	4,959,438	4,246,119
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $476, $426, $1,776 and $1,325, respectively)	511,151	485,525	1,504,552	1,280,386
Services (including stock-based compensation expense of $189, $172, $613 and $578, respectively)	8,608	5,712	25,098	22,007
Depreciation, amortization and accretion	432,354	397,999	1,249,849	1,137,398
Selling, general, administrative and development expense (including stock-based compensation expense of $23,798, $19,628, $84,034 and $68,309, respectively)	147,961	131,537	465,905	405,086
Other operating expenses	19,541	14,998	44,595	37,509
Total operating expenses	1,119,615	1,035,771	3,289,999	2,882,386
OPERATING INCOME	561,151	479,074	1,669,439	1,363,733
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $292, $279, $874 and $846, respectively	2,713	2,742	8,183	8,206
Interest income	8,313	6,376	26,551	16,378
Interest expense	(188,784)	(190,160)	(559,507)	(531,076)
(Loss) gain on retirement of long-term obligations	(14,183)	—	(69,897)	830
Other (expense) income (including unrealized foreign currency (losses) gains of ($5,344), ($8,321), $30,392 and ($3,544), respectively)	(1,114)	(12,260)	39,970	(25,894)
Total other expense	(193,055)	(193,302)	(554,700)	(531,556)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	368,096	285,772	1,114,739	832,177
Income tax provision	(33,412)	(22,037)	(84,155)	(94,671)
NET INCOME	334,684	263,735	1,030,584	737,506
Net (income) loss attributable to noncontrolling interests	(17,416)	774	(30,185)	(10,288)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	317,268	264,509	1,000,399	727,218
Dividends on preferred stock	(18,907)	(26,781)	(68,531)	(80,344)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$298,361	$237,728	$931,868	$646,874
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.70	$0.56	$2.18	$1.52
Diluted net income attributable to American Tower Corporation common stockholders	$0.69	$0.55	$2.16	$1.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	429,281	425,517	427,960	424,831
DILUTED	432,831	429,925	431,319	429,019
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.66	$0.55	$1.92	$1.59
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$334,684	$263,735	$1,030,584	$737,506
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax of $0	14	(432)	(286)	(367)
Reclassification of unrealized losses (gains) on cash flow hedges to net income, net of tax of $0	19	(108)	(99)	(173)
Foreign currency translation adjustments, net of tax expense (benefit) of $2,292, ($1,495), $4,714 and $5,388, respectively	12,581	(91,608)	252,016	(43,282)
Other comprehensive income (loss)	12,614	(92,148)	251,631	(43,822)
Comprehensive income	347,298	171,587	1,282,215	693,684
Comprehensive income attributable to noncontrolling interests	(20,256)	(12,454)	(121,513)	(5,844)
Comprehensive income attributable to American Tower Corporation stockholders	$327,042	$159,133	$1,160,702	$687,840

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,030,584	$737,506
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,249,849	1,137,398
Stock-based compensation expense	86,423	70,212
Loss (gain) on early retirement of long-term obligations	69,897	(830)
Other non-cash items reflected in statements of operations	(6,574)	120,170
(Increase) decrease in restricted cash	(4,822)	4,126
Increase in net deferred rent balances	(106,048)	(51,762)
Increase in assets	(265,641)	(8,863)
Increase (decrease) in liabilities	78,084	(29,526)
Cash provided by operating activities	2,131,752	1,978,431
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(554,967)	(475,174)
Payments for acquisitions, net of cash acquired	(956,943)	(1,309,915)
Payment for Verizon transaction	—	(4,748)
Proceeds from sale of short-term investments and other non-current assets	10,144	4,459
Deposits, restricted cash, investments and other	(8,730)	(824)
Cash used for investing activities	(1,510,496)	(1,786,202)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of short-term borrowings, net	—	(7,337)
Borrowings under credit facilities	3,667,020	1,600,283
Proceeds from issuance of senior notes, net	1,279,435	3,236,383
Repayments of notes payable, credit facilities, senior notes, term loan and capital leases	(4,295,715)	(4,116,645)
Contributions from (distributions to) noncontrolling interest holders, net	264,685	(700)
Purchases of common stock	(669,690)	—
Proceeds from stock options and ESPP	105,717	76,601
Distributions paid on common stock	(789,522)	(651,966)
Distributions paid on preferred stock	(72,468)	(80,344)
Payment for early retirement of long-term obligations	(75,274)	(125)
Deferred financing costs and other financing activities	(28,114)	(29,423)
Cash (used for) provided by financing activities	(613,926)	26,727
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	4,976	(9,284)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,306	209,672
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	787,161	320,686
CASH AND CASH EQUIVALENTS, END OF PERIOD	$799,467	$530,358
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $19,832 AND $16,219, RESPECTIVELY)	$87,672	$71,868
CASH PAID FOR INTEREST	$584,310	$516,382
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$21,019	$(36,609)
Purchases of property and equipment under capital leases	$33,713	$37,049
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2016	6,000,000	$60	1,375,000	$14	426,695,279	$4,267	(2,810,026)	$(207,740)	$9,690,609	$(1,836,996)	$(998,535)	$61,139	$6,712,818
Stock-based compensation related activity	—	—	—	—	1,691,546	17	—	—	123,359	—	—	—	123,376
Issuance of common stock—stock purchase plan	—	—	—	—	44,733	—	—	—	3,847	—	—	—	3,847
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(367)	—	—	(367)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(173)	—	—	(173)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(38,838)	—	(2,306)	(41,144)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	47	47
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(747)	(747)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(679,002)	—	(679,002)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(80,344)	—	(80,344)
Net income	—	—	—	—	—	—	—	—	—	—	727,218	8,752	735,970
BALANCE, SEPTEMBER 30, 2016	6,000,000	$60	1,375,000	$14	428,431,558	$4,284	(2,810,026)	$(207,740)	$9,817,815	$(1,876,374)	$(1,030,663)	$66,885	$6,774,281

BALANCE, JANUARY 1, 2017	6,000,000	$60	1,375,000	$14	429,912,536	$4,299	(2,810,026)	$(207,740)	$10,043,559	$(1,999,332)	$(1,076,965)	$212,305	$6,976,200
Stock-based compensation related activity	—	—	—	—	1,942,412	19	—	—	164,424	—	—	—	164,443
Issuance of common stock—stock purchase plan	—	—	—	—	53,062	1	—	—	4,554	—	—	—	4,555
Conversion of preferred stock	(6,000,000)	(60)	(14)	0	5,602,274	56	—	—	(2)	—	—	—	(6)
Treasury stock activity	—	—	—	—	—	—	(5,456,538)	(676,870)	—	—	—	—	(676,870)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(286)	—	—	(286)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(99)	—	—	(99)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	160,688	—	47,933	208,621
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	314,059	314,059
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(818)	(818)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(826,124)	—	(826,124)
Preferred stock dividends declared	—	—	—	—	—	—					(72,468)	—	(72,468)
Net income	—	—	—	—	—	—	—	—	—	—	1,000,399	18,027	1,018,426
SEPTEMBER 30, 2017	—	$—	1,374,986	$14	437,510,284	$4,375	(8,266,564)	$(884,610)	$10,212,535	$(1,839,029)	$(975,158)	$591,506	$7,109,633

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of September 30, 2017, the Company’s REIT-qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica, Germany and Mexico and a majority of its indoor DAS networks business and services segment.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of September 30, 2017, the Company holds (i) a 51% controlling interest, and MTN Group Limited holds a 49% noncontrolling interest, in each of two joint ventures, one in Ghana and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

one in Uganda, (ii) a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture (“ATC Europe”) in Europe, (iii) an approximate 75% controlling interest, and the South African investors hold an approximate 25% noncontrolling interest, in a subsidiary of the Company in South Africa and (iv) a 51% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2016 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017.
Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance on revenue recognition, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. Early adoption is permitted for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The revenue to which the Company must apply this standard is generally limited to services revenue, certain power and fuel charges and other fees charged to tenants. As of September 30, 2017, this revenue was approximately 13% of total revenue. Although the Company is finalizing its analysis of the impact of this standard on its financial statements, it does not expect changes in the timing of revenue recognition to have a material effect on its financial statements. The Company intends to adopt this standard using a modified retrospective approach.

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

In August 2017, the FASB issued new guidance on hedge and derivative accounting. The guidance simplifies accounting rules around hedge accounting and the disclosures of hedging arrangements. Among other things, the guidance eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Prepaid operating ground leases	$133,534	$134,167
Prepaid income tax	123,239	127,142
Unbilled receivables	109,143	57,661
Prepaid assets	50,029	36,300
Value added tax and other consumption tax receivables	27,188	31,570
Other miscellaneous current assets	56,108	54,193
Prepaids and other current assets	$499,241	$441,033

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows (in thousands):

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2017	$3,379,163	$1,029,313	$150,511	$509,705	$1,988	$5,070,680
Additions and adjustments (1)	—	400	220,172	642	—	221,214
Effect of foreign currency translation	—	41,694	23,048	15,043	—	79,785
Balance as of September 30, 2017	$3,379,163	$1,071,407	$393,731	$525,390	$1,988	$5,371,679
_______________
(1)    Balances have been revised to reflect purchase accounting measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2017			As of December 31, 2016
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)	(in thousands)
Acquired network location intangibles (1)	Up to 20	$4,860,063	$(1,468,966)	$3,391,097	$4,622,316	$(1,280,284)	$3,342,032
Acquired tenant-related intangibles	15-20	10,796,003	(2,641,297)	8,154,706	10,130,466	(2,224,119)	7,906,347
Acquired licenses and other intangibles	3-20	39,286	(7,355)	31,931	28,140	(4,827)	23,313
Economic Rights, TV Azteca	70	15,776	(12,516)	3,260	13,893	(10,974)	2,919
Total other intangible assets		$15,711,128	$(4,130,134)	$11,580,994	$14,794,815	$(3,520,204)	$11,274,611
_______________

(1)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2017, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2016 Form 10-K, was 15 years. Amortization of intangible assets for the three and nine months ended September 30, 2017 was $203.6 million and $579.0 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2016 was $183.9 million and $521.0 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years (in millions):

Fiscal Year
Remainder of 2017	$190.1
2018	764.5
2019	761.3
2020	742.9
2021	732.1
2022	727.6

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016
Accrued property and real estate taxes	$149,563	$138,361
Accrued pass-through costs	79,631	68,584
Payroll and related withholdings	68,552	76,141
Accrued rent	53,855	50,951
Amounts payable to tenants	47,376	32,326
Accrued income tax payable	45,887	11,551
Accrued construction costs	38,740	28,587
Accrued treasury stock purchases	7,180	—
Other accrued expenses	283,288	214,062
Total accrued expenses	$774,072	$620,563

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following (in thousands):

	As of
	September 30, 2017	December 31, 2016	Maturity Date
2013 Credit Facility (1)	$1,959,896	$539,975	June 28, 2020
Term Loan (1)	995,143	993,936	January 31, 2022
2014 Credit Facility (1)	1,055,000	1,385,000	January 31, 2022
4.500% senior notes	—	998,676	N/A
3.40% senior notes	999,813	999,716	February 15, 2019
7.25% senior notes	—	297,032	N/A
2.800% senior notes	745,988	744,917	June 1, 2020
5.050% senior notes	697,853	697,352	September 1, 2020
3.300% senior notes	745,660	744,762	February 15, 2021
3.450% senior notes	644,761	643,848	September 15, 2021
5.900% senior notes	497,707	497,343	November 1, 2021
2.250% senior notes	576,984	572,764	January 15, 2022
4.70% senior notes	696,529	696,013	March 15, 2022
3.50% senior notes	990,470	989,269	January 31, 2023
5.00% senior notes	1,002,499	1,002,742	February 15, 2024
1.375% senior notes	579,406	—	April 4, 2025
4.000% senior notes	740,748	739,985	June 1, 2025
4.400% senior notes	495,538	495,212	February 15, 2026
3.375% senior notes	984,460	983,369	October 15, 2026
3.125% senior notes	396,980	396,713	January 15, 2027
3.55% senior notes	742,661	—	July 15, 2027
Total American Tower Corporation debt	15,548,096	14,418,624

Series 2013-1A securities (2)	499,524	498,642	March 15, 2018
Series 2013-2A securities (3)	1,291,451	1,290,267	March 15, 2023
Series 2015-1 notes (4)	347,743	347,108	June 15, 2020
Series 2015-2 notes (5)	519,932	519,437	June 16, 2025
2012 GTP notes	—	179,459	N/A
Unison notes	—	132,960	N/A
India indebtedness (6)	528,768	549,528	Various
India preference shares (7)	25,532	24,537	March 2, 2020
Shareholder loans (8)	102,804	151,045	Various
Other subsidiary debt (1) (9)	258,338	286,009	Various
Total American Tower subsidiary debt	3,574,092	3,978,992
Other debt, including capital lease obligations	146,575	135,849
Total	19,268,763	18,533,465
Less current portion of long-term obligations	(687,382)	(238,806)
Long-term obligations	$18,581,381	$18,294,659
_______________

(1)	Accrues interest at a variable rate.

(2)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2043.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(6)
Denominated in Indian Rupees (“INR”). Includes India working capital facility, remaining debt assumed by the Company in connection with the Viom Acquisition (as defined in note 9) and debt that has been entered into by ATC TIPL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. On March 2, 2017, ATC TIPL issued the Preference Shares and used the proceeds to redeem the preference shares previously issued by Viom (the “Viom Preference Shares”). The Preference Shares are to be redeemed on March 2, 2020 and have a dividend rate of 10.25% per annum.

(8)
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

(9)
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

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $499.5 million under the Secured Tower Revenue Securities, Series 2013-1A and (ii) 7.6 billion INR ($116.5 million) of India indebtedness.

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

Bank Facilities
2013 Credit Facility—During the nine months ended September 30, 2017, the Company borrowed an aggregate of $3.4 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. The Company used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—During the nine months ended September 30, 2017, the Company borrowed an aggregate of $200.0 million and repaid an aggregate of $530.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”).

As of September 30, 2017, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Company’s unsecured term loan entered into in October 2013, as amended (the “Term Loan”), were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$1,959.9	$4.6	June 28, 2020	(3)	1.250%	0.150%
2014 Credit Facility	$1,055.0	$6.4	January 31, 2022	(3)	1.250%	0.150%
Term Loan	$1,000.0	$—	January 31, 2022		1.250%	N/A
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

On July 31, 2017, the Company redeemed all of the outstanding 4.500% senior unsecured notes due 2018 (the “4.500% Notes”) at a price equal to 101.3510% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 31, 2017, for an aggregate redemption price of $1.0 billion, including $2.0 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $14.1 million which includes prepayment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consideration of $13.5 million and the remaining portion of the unamortized discount and deferred financing costs. Upon completion of the redemption, none of the 4.500% Notes remained outstanding.

The repayments and the redemptions described above were funded with borrowings under the 2013 Credit Facility and cash on hand.

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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows (in thousands):

	September 30, 2017			December 31, 2016
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$1,032	—	—	$4,026	—	—
Interest rate swap agreements	—	—	—	—	$3	—
Embedded derivative in lease agreement	—	—	$12,623	—	—	$13,290
Liabilities:
Interest rate swap agreements	—	$22,409	—	—	$24,682	—
Acquisition-related contingent consideration	—	—	$16,045	—	—	$15,444
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months.

During the nine months ended September 30, 2017, the Company has made no changes to the methods described in note 11 to its consolidated financial statements included in the 2016 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the nine months ended September 30, 2017 and 2016 were not material to the consolidated financial statements. As of September 30, 2017, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $47.6 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three and nine months ended September 30, 2017 and 2016, the Company did not record any material asset impairment charges. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017 or 2016.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2017, one of the Company’s tenants in Asia, Tata Teleservices Limited (“Tata Teleservices”), informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. The Company will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from original estimates. Changes in estimated cash flows from Tata Teleservices could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles, which have a current net book value of $445.0 million.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2017 and December 31, 2016 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2017 and December 31, 2016, the carrying value of long-term obligations, including the current portion, was $19.3 billion and $18.5 billion, respectively. As of September 30, 2017, the fair value of long-term obligations, including the current portion, was $19.8 billion, of which $12.0 billion was measured using Level 1 inputs and $7.8 billion was measured using Level 2 inputs. As of December 31, 2016, the fair value of long-term obligations, including the current portion, was $18.8 billion, of which $11.8 billion was measured using Level 1 inputs and $7.0 billion was measured using Level 2 inputs.

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
As of September 30, 2017 and December 31, 2016, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $107.4 million and $102.9 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2017 includes additions to the Company’s existing tax positions of $1.9 million and $5.7 million, respectively, foreign currency fluctuations of $1.0 million and $3.7 million, respectively, and reductions due to the expiration of the statute of limitations in certain jurisdictions of $0.4 million during each of the three and nine months ended September 30, 2017. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2016 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $11.5 million.
The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Penalties and income tax-related interest expense	$1,045	$1,806	$3,392	$7,023
As of September 30, 2017 and December 31, 2016, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $28.9 million and $24.3 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2017, the Ghana Revenue Authority issued a clarification to its income tax law, which resulted in a benefit to income tax expense of $11.6 million.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2017, the Company had the ability to grant stock-based awards with respect to an aggregate of 8.5 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (“ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2017 and 2016, the Company recorded and capitalized the following stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense	$24,463	$20,226	$86,423	$70,212
Stock-based compensation expense capitalized as property and equipment	$368	$353	$1,338	$1,115
Stock Options—As of September 30, 2017, total unrecognized compensation expense related to unvested stock options was $15.2 million, which is expected to be recognized over a weighted average period of approximately two years.
The Company’s option activity for the nine months ended September 30, 2017 was as follows:

Number of Options
Outstanding as of January 1, 2017	7,269,376
Granted	6,534
Exercised	(1,501,905)
Forfeited	(42,247)
Expired	—
Outstanding as of September 30, 2017	5,731,758

Restricted Stock Units—As of September 30, 2017, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $115.8 million and is expected to be recognized over a weighted average period of approximately two years.
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 154,520 PSUs (the “2017 PSUs”) and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2017 PSUs and the 2016 PSUs, and for each year in the three-year performance period with respect to PSUs granted to executive officers in 2015 (the “2015 PSUs”), and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment. In the event of the executive’s death, disability or qualifying retirement, PSUs will be paid out pro rata in accordance with the terms of the applicable award agreement. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2017 was as follows:

	RSUs	PSUs
Outstanding as of January 1, 2017 (1)	1,663,743	242,757
Granted (2)	828,532	177,897
Vested	(652,797)	—
Forfeited	(62,979)	—
Outstanding as of September 30, 2017	1,776,499	420,654
_______________

(1)
PSUs consist of the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on achievement against the performance metric for the first and second year’s performance periods, or 73,417 shares, and the target number of shares issuable at the end of the three-year performance period for the 2016 PSUs, or 169,340 shares.

(2)
PSUs consist of the target number of shares issuable at the end of the three-year performance cycle attributable to the third year’s performance period for the 2015 PSUs, or 23,377 shares, and the target number of shares issuable at the end of the three-year performance cycle for the 2017 PSUs, or 154,520 shares.

During the three and nine months ended September 30, 2017, the Company recorded $6.5 million and $18.0 million, respectively, in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2017 was $27.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd., acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”).

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement provides for, among other things, put options held by certain of the Remaining Shareholders, which allow the Remaining Shareholders to sell outstanding shares of ATC TIPL, and call options held by the Company, which allow the Company to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature require classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

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

The changes in Redeemable noncontrolling interests for the nine months ended September 30, 2017 were as follows (in thousands):

Balance as of January 1, 2017	$1,091,220
Net income attributable to noncontrolling interests	12,158
Foreign currency translation adjustment attributable to noncontrolling interests	43,395
Balance as of September 30, 2017	$1,146,773

10.    EQUITY

Series A Preferred Stock—In May 2014, the Company issued 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”). During the nine months ended September 30, 2017, all outstanding shares of the Series A Preferred Stock converted at a rate of 0.9337 per share into an aggregate of 5,602,153 shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series A Preferred Stock. The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

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

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the nine months ended September 30, 2017, the Company received an aggregate of $105.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”).

During the nine months ended September 30, 2017, the Company resumed the 2011 Buyback and repurchased 5,456,538 shares of its common stock thereunder for an aggregate of $676.9 million (of which $7.2 million was accrued as of September 30, 2017), including commissions and fees. As of September 30, 2017, the Company had repurchased a total of 11,713,442 shares of its common stock under the 2011 Buyback for an aggregate of $1.1 billion, including commissions and fees.
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

Distributions—During the nine months ended September 30, 2017, the Company declared or paid the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock
December 14, 2016	January 13, 2017	December 28, 2016	$0.58	$247.7
March 9, 2017	April 28, 2017	April 12, 2017	$0.62	$264.3
June 1, 2017	July 14, 2017	June 19, 2017	$0.64	$274.7
September 11, 2017	October 17, 2017	September 29, 2017	$0.66	$283.3

Series A Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$1.3125	$7.9
April 13, 2017	May 15, 2017	May 1, 2017	$1.3125	$7.9

Series B Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$13.75	$18.9
April 13, 2017	May 15, 2017	May 1, 2017	$13.75	$18.9
July 14, 2017	August 15, 2017	August 1, 2017	$13.75	$18.9
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $8.0 million. During the nine months ended September 30, 2017, the Company paid $2.9 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to American Tower Corporation stockholders	$317,268	$264,509	$1,000,399	$727,218
Dividends on preferred stock	(18,907)	(26,781)	(68,531)	(80,344)
Net income attributable to American Tower Corporation common stockholders	298,361	237,728	931,868	646,874
Basic weighted average common shares outstanding	429,281	425,517	427,960	424,831
Dilutive securities	3,550	4,408	3,359	4,188
Diluted weighted average common shares outstanding	432,831	429,925	431,319	429,019
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.70	$0.56	$2.18	$1.52
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.69	$0.55	$2.16	$1.51

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock units	—	—	3	2
Stock options	—	8	11	1,619
Preferred stock	11,993	17,473	14,693	17,473

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,350 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Company’s 2013 securitization transaction. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2017, the Company has purchased an aggregate of 77 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $816.0 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate or the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for approximately 1,523 towers in a single closing, which occurred on December 8, 2016. The Company has provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of September 30, 2017, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of September 30, 2017.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at September 30, 2017 were as follows (in millions):

Remainder of 2017	$1,302
2018	5,029
2019	4,782
2020	4,492
2021	4,030
Thereafter	14,066
Total	$33,701
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at September 30, 2017 are as follows (in millions):

Remainder of 2017	$233
2018	908
2019	872
2020	829
2021	788
Thereafter	6,833
Total	$10,463
13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate new businesses or assets efficiently. The Co

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

mpany records acquisition and merger related expenses for business combinations, as well as integration costs for all acquisitions, in Other operating expenses in the consolidated statements of operations.

During the three and nine months ended September 30, 2017 and 2016, the Company recorded acquisition and merger related expenses for business combinations and integration costs as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Acquisition and merger related expenses	$4,231	$1,124	$12,313	$7,844
Integration costs	$2,803	$1,846	$11,181	$8,351

The Company also recorded aggregate purchase price refunds of $22.2 million during the nine months ended September 30, 2017. The refunds were primarily related to an acquisition in Brazil in 2014 for which the measurement period has closed.

2017 Transactions

The estimated aggregate impact of the acquisitions completed in 2017 on the Company’s revenues and gross margin for the three months ended September 30, 2017 was approximately $21.2 million and $13.2 million, respectively, and for the nine months ended September 30, 2017 was approximately $47.5 million and $35.2 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

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

Other Acquisitions—During the nine months ended September 30, 2017, the Company acquired a total of 1,112 communications sites in the United States, Brazil, Chile, Germany, Mexico, Nigeria, Paraguay and Peru for an aggregate purchase price of $214.6 million. Of the aggregate purchase price, $3.0 million is reflected in Accounts payable in the consolidated balance sheet as of September 30, 2017. These acquisitions were accounted for as asset acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocations of the purchase prices for the fiscal year 2017 acquisitions based upon their estimated fair value at the date of acquisition (in thousands):

	EMEA
	FPS Towers France (1)		Other (2)
	Preliminary Allocation	Updated Allocation
Current assets	$31,048	$33,809	$6,322
Non-current assets	9,142	16,615	10,470
Property and equipment (3)	113,981	113,982	100,728
Intangible assets (4):
Tenant-related intangible assets	400,901	399,766	76,827
Network location intangible assets	164,441	165,989	25,416
Other intangible assets	7,954	7,826
Current liabilities	(29,326)	(30,855)	(1,611)
Deferred tax liability	(134,488)	(136,022)	—
Other non-current liabilities	(16,703)	(20,062)	(3,589)
Net assets acquired	546,950	551,048	214,563
Goodwill (5)	224,270	220,172	—
Fair value of net assets acquired	771,220	771,220	214,563
Debt assumed	—	—	—
Purchase price	$771,220	$771,220	$214,563
_______________

(1)	Accounted for as a business combination.

(2)	Accounted for as asset acquisitions.

(3)	Other includes 60 sites in Peru held pursuant to long-term capital leases.

(4)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(5)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes.

2016 Transactions

During the nine months ended September 30, 2017, post-closing adjustments impacted the 2016 acquisitions as follows:

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary and updated allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2016 acquisitions based upon their estimated fair value at the date of acquisition (in thousands). Balances are reflected in the accompanying consolidated balance sheet as of September 30, 2017.

	Preliminary Allocation (1)		Updated Allocation
	Asia	Other (2)	Asia	Other
	Viom		Viom (3)
Current assets	$276,560	$25,477	$281,930	$24,538
Non-current assets	57,645	2,336	52,275	2,336
Property and equipment	701,988	81,521	705,849	81,472
Intangible assets (4):
Tenant-related intangible assets	1,369,580	105,557	1,369,580	105,557
Network location intangible assets	666,364	83,645	666,364	83,645
Current liabilities	(195,900)	(14,782)	(201,142)	(14,782)
Deferred tax liability	(619,070)	(43,756)	(619,074)	(43,410)
Other non-current liabilities	(102,751)	(29,472)	(101,766)	(29,472)
Net assets acquired	2,154,416	210,526	2,154,016	209,884
Goodwill (5)	881,783	93,856	882,183	94,498
Fair value of net assets acquired	3,036,199	304,382	3,036,199	304,382
Debt assumed	(786,889)	—	(786,889)	—
Redeemable noncontrolling interests	(1,100,804)	—	(1,100,804)	—
Purchase price	$1,148,506	$304,382	$1,148,506	$304,382
_______________

(1)	As reported for the year ended December 31, 2016.

(2)	Of the total purchase price, $12.1 million was reflected in Accounts payable in the consolidated balance sheet as of December 31, 2016.

(3)	The allocation of the purchase price for the Viom Acquisition was finalized during the nine months ended September 30, 2017.

(4)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(5)	Primarily results from purchase accounting adjustments, which are at least partially deductible for tax purposes.

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2017 acquisitions had occurred on January 1, 2016 and the 2016 acquisitions had occurred on January 1, 2015. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma revenues	$1,681,743	$1,542,483	$4,975,028	$4,574,135
Pro forma net income attributable to American Tower Corporation common stockholders	$298,134	$236,909	$931,432	$638,249
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.69	$0.56	$2.18	$1.50
Diluted net income attributable to American Tower Corporation common stockholders	$0.69	$0.55	$2.16	$1.49

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Signed Acquisitions

UST Acquisition—On September 14, 2017, the Company entered into a definitive agreement to acquire over 500 sites in the United States. The transaction closed on October 2, 2017 (see note 15).

Tigo Colombia—On July 17, 2017, the Company entered into a definitive agreement to acquire approximately 1,200 sites in Colombia from Colombia Movil S.A., for a total consideration of approximately 448.3 billion Colombian Pesos ($147.9 million at the date of signing). The transaction is expected to close during the fourth quarter of 2017, subject to customary closing conditions.

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

14.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of September 30, 2017, consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	Europe, Middle East and Africa (“EMEA”): property operations in France, Germany, Ghana, Nigeria, South Africa and Uganda; and

•	Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru.
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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2017	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$904,181	$297,545	$155,438	$298,185	$1,655,349	$25,417		$1,680,766
Segment operating expenses (1)	187,686	164,908	59,805	98,276	510,675	8,419		519,094
Interest income, TV Azteca, net	—	—	—	2,713	2,713	—		2,713
Segment gross margin	716,495	132,637	95,633	202,622	1,147,387	16,998		1,164,385
Segment selling, general, administrative and development expense (1)	41,402	12,408	15,225	18,579	87,614	3,631		91,245
Segment operating profit	$675,093	$120,229	$80,408	$184,043	$1,059,773	$13,367		$1,073,140
Stock-based compensation expense							$24,463	24,463
Other selling, general, administrative and development expense							32,918	32,918
Depreciation, amortization and accretion							432,354	432,354
Other expense (2)							215,309	215,309
Income from continuing operations before income taxes								$368,096
Total assets	$18,638,997	$4,851,455	$3,137,629	$5,391,283	$32,019,364	$47,867	$252,095	$32,319,326
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $23.8 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$837,002	$269,907	$130,664	$260,363	$1,497,936	$16,909		$1,514,845
Segment operating expenses (1)	188,777	154,139	53,787	88,396	485,099	5,540		490,639
Interest income, TV Azteca, net	—	—	—	2,742	2,742	—		2,742
Segment gross margin	648,225	115,768	76,877	174,709	1,015,579	11,369		1,026,948
Segment selling, general, administrative and development expense (1)	35,526	15,030	12,958	15,454	78,968	2,726		81,694
Segment operating profit	$612,699	$100,738	$63,919	$159,255	$936,611	$8,643		$945,254
Stock-based compensation expense							$20,226	20,226
Other selling, general, administrative and development expense							30,215	30,215
Depreciation, amortization and accretion							397,999	397,999
Other expense (2)							211,042	211,042
Income from continuing operations before income taxes								$285,772
Total assets	$18,837,629	$4,612,766	$2,120,592	$4,885,066	$30,456,053	$60,810	$138,664	$30,655,527
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $19.6 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2017	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,693,361	$867,632	$465,473	$861,122	$4,887,588	$71,850		$4,959,438
Segment operating expenses (1)	552,646	482,302	180,369	287,459	1,502,776	24,485		1,527,261
Interest income, TV Azteca, net	—	—	—	8,183	8,183	—		8,183
Segment gross margin	2,140,715	385,330	285,104	581,846	3,392,995	47,365		3,440,360
Segment selling, general, administrative and development expense (1)	112,273	49,474	49,627	56,622	267,996	10,224		278,220
Segment operating profit	$2,028,442	$335,856	$235,477	$525,224	$3,124,999	$37,141		$3,162,140
Stock-based compensation expense							$86,423	86,423
Other selling, general, administrative and development expense							103,651	103,651
Depreciation, amortization and accretion							1,249,849	1,249,849
Other expense (2)							607,478	607,478
Income from continuing operations before income taxes								$1,114,739
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.4 million and $84.0 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2016	U.S.	Asia	EMEA	Latin America
	(in thousands)
Segment revenues	$2,518,426	$557,734	$395,066	$720,553	$4,191,779	$54,340		$4,246,119
Segment operating expenses (1)	548,875	315,074	167,908	247,204	1,279,061	21,429		1,300,490
Interest income, TV Azteca, net	—	—	—	8,206	8,206	—		8,206
Segment gross margin	1,969,551	242,660	227,158	481,555	2,920,924	32,911		2,953,835
Segment selling, general, administrative and development expense (1)	107,533	36,376	45,795	45,069	234,773	8,988		243,761
Segment operating profit	$1,862,018	$206,284	$181,363	$436,486	$2,686,151	$23,923		$2,710,074
Stock-based compensation expense							$70,212	70,212
Other selling, general, administrative and development expense							93,016	93,016
Depreciation, amortization and accretion							1,137,398	1,137,398
Other expense (2)							577,271	577,271
Income from continuing operations before income taxes								$832,177
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.9 million and $68.3 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.    SUBSEQUENT EVENTS
UST Acquisitions—In October 2017, the Company acquired over 500 sites in the United States for total consideration of approximately $465.0 million. The Company borrowed $445.0 million under the 2013 Credit Facility, which it used to partially fund the purchase price. A preliminary purchase price allocation is not available due to the timing of the closing.
Mexico Acquisition—On October 20, 2017, the Company entered into an agreement pursuant to which it will acquire 100% of the outstanding shares of entities holding urban telecommunications assets in Mexico, including more than 50,000 concrete poles and approximately 2,100 route miles of fiber, for total consideration of approximately $500.0 million, subject to certain adjustments. The Company expects this transaction to close by the end of 2017, subject to certain closing conditions.

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
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the nine months ended September 30, 2017 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment. During the nine months ended September 30, 2017, we expanded into two new markets through our acquisitions of (i) FPS Towers in France through our European joint venture (the “FPS Acquisition”) and (ii) communications sites in Paraguay.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2017:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	23,093	16,671	355
Asia:
India	57,789	—	342
EMEA:
France	2,174	298	—
Germany	2,206	—	—
Ghana	2,179	—	22
Nigeria	4,757	—	—
South Africa	2,492	—	—
Uganda	1,428	—	—
EMEA total	15,236	298	22
Latin America:
Argentina (2)	—	—	1
Brazil	16,468	2,266	73
Chile	1,286	—	8
Colombia	2,987	777	1
Costa Rica	490	—	2
Mexico	8,754	199	78
Paraguay	836	—	—
Peru	663	60	—
Latin America total	31,484	3,302	163
_______________

(1)	Approximately 95% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In Argentina, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

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

•
Revenue growth from other items, including additional tenant payments to cover costs, such as ground rent or power and fuel costs, included in certain tenant leases (“pass-through”), straight-line revenue and decommissioning.

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

In general, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, nearly all of the revenue generated by our property operations during the three and nine months ended September 30, 2017 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2017, we expect to generate nearly $34 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for pass-through revenue.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations historically has not had a material adverse effect on the revenues generated by our property operations. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. During the nine months ended September 30, 2017, churn represented approximately 2% of our tenant billings.

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

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) and fourth generation (4G) network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices and, as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are growing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 108,635 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

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

Results of Operations
Three and Nine Months Ended September 30, 2017 and 2016
(in thousands, except percentages)

Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$904,181	$837,002	8%	$2,693,361	$2,518,426	7%
Asia	297,545	269,907	10	867,632	557,734	56
EMEA	155,438	130,664	19	465,473	395,066	18
Latin America	298,185	260,363	15	861,122	720,553	20
Total property	1,655,349	1,497,936	11	4,887,588	4,191,779	17
Services	25,417	16,909	50	71,850	54,340	32
Total revenues	$1,680,766	$1,514,845	11%	$4,959,438	$4,246,119	17%

Three Months Ended September 30, 2017

U.S. property segment revenue growth of $67.2 million was attributable to:

•	Tenant billings growth of $51.8 million, which was driven by:

•	$38.4 million due to colocations and amendments;

•	$11.5 million from contractual escalations, net of churn;

•	$2.1 million generated from newly acquired or constructed sites; and

•	A decrease of $0.2 million from other tenant billings; and

•	$15.4 million of other revenue growth, primarily due to the impact of straight-line accounting.

Asia property segment revenue growth of $27.6 million was attributable to:

•	Tenant billings growth of $14.5 million, which was driven by:

•	$16.3 million due to colocations and amendments;

•	$1.0 million generated from newly acquired or constructed sites; and

•	A decrease of $2.8 million resulting from churn in excess of contractual escalations;

•	Pass-through revenue growth of $13.0 million; and

•	A decrease of $12.1 million in other revenue primarily due to an increase of $8.3 million in revenue reserves.

Segment revenue also increased by $12.2 million attributable to the impact of foreign currency translation related to fluctuations in Indian Rupees (“INR”).

EMEA property segment revenue growth of $24.8 million was attributable to:

•	Tenant billings growth of $26.5 million, which was driven by:

•	$17.7 million generated from newly acquired or constructed sites, primarily due to the FPS Acquisition;

•	$4.7 million from contractual escalations, net of churn;

•	$4.2 million due to colocations and amendments; and

•	A decrease of $0.1 million from other tenant billings;

•	$2.3 million of other revenue growth; and

•	An increase in pass-through revenue of $0.3 million.

Segment revenue growth was partially offset by a decrease of $4.3 million attributable to the impact of foreign currency translation, which included, among others, $2.5 million related to fluctuations in Nigerian Naira (“NGN”) and $3.7 million related to fluctuations in Ghanaian Cedi (“GHS”), and was partially offset by an increase of $2.0 million related to fluctuations in South African Rand (“ZAR”).

Latin America property segment revenue growth of $37.8 million was attributable to:

•	Tenant billings growth of $23.5 million, which was driven by:

•	$10.4 million due to colocations and amendments;

•	$7.6 million from contractual escalations, net of churn;

•	$5.0 million generated from newly acquired or constructed sites; and

•	$0.5 million from other tenant billings;

•	Pass-through revenue growth of $6.6 million; and

•	A decrease of $0.8 million of other revenue primarily due to the impact of straight-line accounting.

Segment revenue also increased by $8.5 million attributable to the impact of foreign currency translation, which included, among others, $3.9 million related to fluctuations in Brazilian Real (“BRL”) and $4.4 million related to fluctuations in Mexican Peso (“MXN”).

The increase in services segment revenue of $8.5 million was primarily attributable to an increase in site acquisition projects.

Nine Months Ended September 30, 2017
U.S. property segment revenue growth of $174.9 million was attributable to:

•	Tenant billings growth of $153.1 million, which was driven by:

•	$116.6 million due to colocations and amendments;

•	$30.2 million from contractual escalations, net of churn;

•	$4.8 million generated from newly acquired or constructed sites; and

•	$1.5 million from other tenant billings; and

•
$21.8 million of other revenue growth, primarily due to a $51.0 million impact of straight-line accounting, partially offset by a $29.2 million net decrease in other revenue, primarily due to the absence of $31.8 million in decommissioning revenue recognized in the prior year.

Asia property segment revenue growth of $309.9 million was attributable to:

•	Tenant billings growth of $186.2 million, which was driven by:

•	$148.7 million generated from newly acquired or constructed sites, primarily due to the acquisition of Viom Networks Limited (the “Viom Acquisition”);

•	$44.2 million due to colocations and amendments;

•	A decrease of $6.5 million resulting from churn in excess of contractual escalations; and

•	A decrease of $0.2 million from other tenant billings;

•	Pass-through revenue growth of $121.5 million, primarily due to the Viom Acquisition; and

•	A decrease of $21.7 million in other revenue, primarily due to an increase of $18.1 million in revenue reserves.

Segment revenue also increased by $23.9 million attributable to the impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $70.4 million was attributable to:

•	Tenant billings growth of $75.3 million, which was driven by:

•	$46.9 million generated from newly acquired or constructed sites, primarily due to the FPS Acquisition;

•	$13.8 million due to colocations and amendments;

•	$13.6 million from contractual escalations, net of churn; and

•	$1.0 million from other tenant billings;

•	Pass-through revenue growth of $31.2 million; and

•	$0.2 million of other revenue growth.

Segment growth was partially offset by a decrease of $36.3 million attributable to the impact of foreign currency translation, which included, among others, $31.6 million related to fluctuations in NGN and $11.6 million related to fluctuations in GHS, and was partially offset by an increase of $9.4 million related to fluctuations in ZAR.

Latin America property segment revenue growth of $140.6 million was attributable to:

•	Tenant billings growth of $72.5 million, which was driven by:

•	$27.9 million due to colocations and amendments;

•	$26.4 million from contractual escalations, net of churn;

•	$16.6 million generated from newly acquired or constructed sites; and

•	$1.6 million from other tenant billings;

•	Pass-through revenue growth of $17.2 million; and

•
$6.7 million of other revenue growth, primarily due to the impact of a $7.0 million reduction in revenue in the prior-year period resulting from a judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue also increased $44.2 million attributable to the impact of foreign currency translation, which included, among others, $47.8 million related to fluctuations in BRL and $2.5 million related to fluctuations in Colombian Peso, and was partially offset by a decrease of $7.8 million related to fluctuations in MXN.

The increase in services segment revenue of $17.5 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$716,495	$648,225	11%	$2,140,715	$1,969,551	9%
Asia	132,637	115,768	15	385,330	242,660	59
EMEA	95,633	76,877	24	285,104	227,158	26
Latin America	202,622	174,709	16	581,846	481,555	21
Total property	1,147,387	1,015,579	13	3,392,995	2,920,924	16
Services	16,998	11,369	50%	47,365	32,911	44%

Three Months Ended September 30, 2017

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $1.1 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.0 million. Direct expenses increased by an additional $6.8 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $3.2 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $9.2 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $7.3 million. Direct expenses increased by an additional $2.6 million due to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to increased project volume.

Nine Months Ended September 30, 2017

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.8 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $153.8 million, primarily due to the Viom Acquisition. Direct expenses increased by an additional $13.4 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $31.4 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $43.9 million, partially due to the FPS Acquisition.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $23.9 million. Direct expenses increased by an additional $16.4 million due to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to increased project volume.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$41,402	$35,526	17%	$112,273	$107,533	4%
Asia	12,408	15,030	(17)	49,474	36,376	36
EMEA	15,225	12,958	17	49,627	45,795	8
Latin America	18,579	15,454	20	56,622	45,069	26
Total property	87,614	78,968	11	267,996	234,773	14
Services	3,631	2,726	33	10,224	8,988	14
Other	56,716	49,843	14	187,685	161,325	16
Total selling, general, administrative and development expense	$147,961	$131,537	12%	$465,905	$405,086	15%

Three Months Ended September 30, 2017

•
The increases in each of our U.S., EMEA and Latin America property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs as a result of the FPS Acquisition in our EMEA property segment.

•	The decrease in our Asia property segment SG&A was primarily due to the reversal of bad debt expense of $3.7 million, partially offset by increased personnel costs to support our business.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $4.2 million and an increase in corporate SG&A.

Nine Months Ended September 30, 2017

•
The increases in each of our property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs as a result of the Viom Acquisition in our Asia property segment and the FPS Acquisition in our EMEA property segment. The increase in our EMEA property segment SG&A was partially offset by the reduction in bad debt expense of $3.7 million and the increase in our Asia property segment SG&A was also partially driven by an increase in bad debt expense of $2.7 million.

•	The increase in our services segment SG&A was primarily attributable to an increase in personnel costs within our tower services group.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $15.7 million and an increase in corporate SG&A.

Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Property
U.S.	$675,093	$612,699	10%	$2,028,442	$1,862,018	9%
Asia	120,229	100,738	19	335,856	206,284	63
EMEA	80,408	63,919	26	235,477	181,363	30
Latin America	184,043	159,255	16	525,224	436,486	20
Total property	1,059,773	936,611	13	3,124,999	2,686,151	16
Services	13,367	8,643	55%	37,141	23,923	55%

The growth in operating profit for the three and nine months ended September 30, 2017 for each of our property segments was primarily attributable to an increase in our segment gross margin. The growth in operating profit for the three and nine months ended September 30, 2017 in our U.S., EMEA and Latin America property segments, as well as our Asia property segment for the nine months ended September 30, 2017, were partially offset by increases in our segment SG&A.

The growth in operating profit for the three and nine months ended September 30, 2017 for our services segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Depreciation, amortization and accretion	$432,354	$397,999	9%	$1,249,849	$1,137,398	10%

The increases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2017 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of each prior-year period, which resulted in increases in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Other operating expenses	$19,541	$14,998	30%	$44,595	$37,509	19%

The increase in other operating expenses for the three months ended September 30, 2017 was primarily attributable to an increase in integration, acquisition and merger related expenses of $4.1 million.

The increase in other operating expenses for the nine months ended September 30, 2017 was primarily attributable to an increase of $10.9 million in losses on sales or disposals of assets and impairments, an increase in integration, acquisition and merger related expenses of $7.3 million and $10.0 million to fund our charitable foundation. These items were partially offset by aggregate purchase price refunds of $22.2 million of acquisition costs, primarily relating to an acquisition in Brazil completed in 2014.

Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Total other expense	$193,055	$193,302	0%	$554,700	$531,556	4%

The slight decrease in total other expense during the three months ended September 30, 2017 was primarily due to a loss on retirement of long-term obligations of $14.2 million primarily attributable to the redemption of the 4.500% senior unsecured notes due 2018 (the “4.500% Notes”), which was more than offset by the following: foreign currency losses of $4.3 million compared to foreign currency losses of $12.4 million in the prior-year period, an additional $1.9 million in interest income compared to the prior-year period and a decrease in interest expense of $1.4 million. The reduction in interest expense was due to a 15 basis point decrease in our annualized weighted-average cost of borrowing, partially offset by a $0.6 billion increase in our average debt outstanding.

The increase in total other expense during the nine months ended September 30, 2017 was primarily due to a loss on retirement of long-term obligations of $69.9 million attributable to the redemptions of the 7.25% senior unsecured notes due 2019 (the “7.25% Notes”) and the 4.500% Notes and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F, compared to the nine months ended September 30, 2016, where we recorded a gain on retirement of long-term obligations of $0.8 million attributable to the repayment of the Secured Tower Cellular Site Revenue Notes, Series 2012-1 Class A. The increase was also attributable to additional interest expense of $28.4 million due to a $0.8 billion increase in our average debt outstanding and a 15 basis point increase in our annualized weighted average cost of borrowing. These items were partially offset by foreign currency gains of $30.7 million compared to foreign currency losses of $29.9 million in the prior-year period, as well as an additional $10.2 million in interest income compared to the prior-year period.

Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Income tax provision	$33,412	$22,037	52%	$84,155	$94,671	(11)%
Effective tax rate	9.1%	7.7%		7.5%	11.4%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2017 and 2016 differs from the federal statutory rate.

The increase in the income tax provision for the three months ended September 30, 2017 was primarily attributable to an increase in foreign earnings, partially offset by fewer uncertain tax positions taken in 2017 than in 2016.

The decrease in the income tax provision for the nine months ended September 30, 2017 was primarily attributable to fewer uncertain tax positions taken in 2017 than in 2016 and a clarification of income tax law in Ghana, which resulted in an income tax benefit of $11.6 million, offset by an increase in foreign earnings.

Net Income/Adjusted EBITDA and Net Income/NAREIT FFO/Consolidated AFFO

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Net income	$334,684	$263,735	27%	$1,030,584	$737,506	40%
Income tax provision	33,412	22,037	52	84,155	94,671	(11)
Other expense (income)	1,114	12,260	(91)	(39,970)	25,894	(254)
Loss (gain) on retirement of long-term obligations	14,183	—	100	69,897	(830)	8,521
Interest expense	188,784	190,160	(1)	559,507	531,076	5
Interest income	(8,313)	(6,376)	30	(26,551)	(16,378)	62
Other operating expenses	19,541	14,998	30	44,595	37,509	19
Depreciation, amortization and accretion	432,354	397,999	9	1,249,849	1,137,398	10
Stock-based compensation expense	24,463	20,226	21	86,423	70,212	23
Adjusted EBITDA	$1,040,222	$915,039	14%	$3,058,489	$2,617,058	17%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2017	2016		2017	2016
Net income	$334,684	$263,735	27%	$1,030,584	$737,506	40%
Real estate related depreciation, amortization and accretion	387,108	355,721	9	1,117,638	1,013,567	10
Losses from sale or disposal of real estate and real estate related impairment charges	12,806	12,150	5	32,546	21,882	49
Dividends on preferred stock	(18,907)	(26,781)	(29)	(68,531)	(80,344)	(15)
Adjustments for unconsolidated affiliates and noncontrolling interests	(47,739)	(27,224)	75	(130,677)	(61,182)	114
NAREIT FFO attributable to American Tower Corporation common stockholders	$667,952	$577,601	16%	$1,981,560	$1,631,429	21%
Straight-line revenue	(48,644)	(34,645)	40	(151,429)	(101,889)	49
Straight-line expense	14,067	17,814	(21)	45,382	50,127	(9)
Stock-based compensation expense	24,463	20,226	21	86,423	70,212	23
Deferred portion of income tax	6,124	582	952	(3,517)	22,803	(115)
Non-real estate related depreciation, amortization and accretion	45,246	42,278	7	132,211	123,831	7
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7,340	5,578	32	21,401	17,424	23
Other expense (income) (1)	1,114	12,260	(91)	(39,970)	25,894	(254)
Loss (gain) on retirement of long-term obligations	14,183	—	100	69,897	(830)	8,521
Other operating expense (2)	6,736	2,848	137	12,049	15,627	(23)
Capital improvement capital expenditures	(32,574)	(27,975)	16	(77,873)	(70,452)	11
Corporate capital expenditures	(5,747)	(2,508)	129	(12,419)	(9,732)	28
Adjustments for unconsolidated affiliates and noncontrolling interests	47,739	27,224	75	130,677	61,182	114
Consolidated AFFO	$747,999	$641,283	17%	$2,194,392	$1,835,626	20%
Adjustments for unconsolidated affiliates and noncontrolling interests (3)	(43,337)	(29,315)	48%	(127,995)	(66,439)	93%
AFFO attributable to American Tower Corporation common stockholders	$704,662	$611,968	15%	$2,066,397	$1,769,187	17%
_______________

(1)	Includes unrealized losses (gains) on foreign currency exchange rate fluctuations of $5.3 million, $8.3 million, ($30.4 million) and $3.5 million, respectively.

(2)	Includes integration and acquisition-related costs. For the nine months ended September 30, 2017, amount also includes refunds for acquisition costs and a charitable contribution.

(3)	Includes adjustments for the impact on both NAREIT FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Three Months Ended September 30, 2017
The increase in net income was primarily due to an increase in our operating profit and a decrease in foreign currency losses of $8.1 million included in other expense, partially offset by increases in depreciation, amortization and accretion expense and income tax provision and a loss on retirement of long-term obligations of $14.2 million.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $12.3 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit and a decrease in dividends on preferred stock, partially offset by increases in straight-line revenue, capital improvements and corporate capital expenditures and corporate SG&A.

Nine Months Ended September 30, 2017
The increase in net income was primarily due to increases in our operating profit and foreign currency gains of $60.7 million included in other expense, partially offset by increases in depreciation, amortization and accretion expense and interest expense, and a loss on retirement of long-term obligations of $69.9 million.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $45.1 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit and a decrease in dividends on preferred stock, partially offset by increases in straight-line revenue, interest and income taxes, including adjustments, and corporate SG&A.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2017 the “Liquidity and Capital Resources” section of the 2016 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in thousands):

As of September 30, 2017
Available under the 2013 Credit Facility	$790,104
Available under the 2014 Credit Facility	945,000
Letters of credit	(10,967)
Total available under credit facilities, net	1,724,137
Cash and cash equivalents	799,467
Total liquidity	$2,523,604
Subsequent to September 30, 2017, we borrowed an additional $445.0 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), and $245.0 million under our multicurrency senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). The borrowings were used to fund the acquisition of over 500 sites in the United States and for general corporate purposes.
Summary cash flow information is set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used for):
Operating activities	$2,131,752	$1,978,431
Investing activities	(1,510,496)	(1,786,202)
Financing activities	(613,926)	26,727
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	4,976	(9,284)
Net increase in cash and cash equivalents	$12,306	$209,672
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
As of September 30, 2017, we had total outstanding indebtedness of $19.4 billion with a current portion of $0.7 billion. During the nine months ended September 30, 2017, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2017, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of September 30, 2017, we had $636.8 million of cash and cash equivalents held by our foreign subsidiaries, of which $236.6 million was held by our joint ventures and minority interest holders. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the nine months ended September 30, 2017 was attributable to an increase in the operating profit of our property segments, partially offset by the impact of increases in straight-line revenue and cash paid for interest, as well as an increase in cash used for working capital.

Cash Flows from Investing Activities

Our significant investing activities during the nine months ended September 30, 2017 are highlighted below:

•	We spent $956.9 million for acquisitions, primarily related to the funding of the FPS Acquisition.

•	We spent $578.0 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$105.7
Ground lease purchases	94.1
Capital improvements and corporate expenditures (2)	90.3
Redevelopment	154.6
Start-up capital projects	133.3
Total capital expenditures	$578.0
_______________

(1)	Includes the construction of 1,421 communications sites globally.

(2)
Includes $23.0 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, term loan and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

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

Discretionary capital projects (1)	$145	to	$175
Ground lease purchases	145	to	155
Capital improvements and corporate expenditures	125	to	135
Redevelopment	205	to	235
Start-up capital projects	180	to	200
Total capital expenditures	$800	to	$900
_______________
(1)    Includes the construction of approximately 1,750 to 2,750 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2017	2016
Proceeds from issuance of senior notes, net	$1,279.4	$3,236.4
Proceeds from (repayments of) credit facilities, net	1,073.6	(1,227.1)
Repayments of term loan	—	(1,000.0)
Repayments of securitized notes	(302.7)	(94.1)
Repayment of senior notes	(1,300.0)	—
Contributions from (distributions to) noncontrolling interest holders, net (1)	264.7	(0.7)
Distributions paid on common and preferred stock	(862.0)	(732.3)
Purchases of common stock	(669.7)	—
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

Redemption of 4.500% Senior Notes. On July 31, 2017, we redeemed all of the 4.500% Notes at a price equal to 101.3510% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 31, 2017, for an aggregate redemption price of $1.0 billion, including $2.0 million in accrued and unpaid interest. The redemption was funded with borrowings under the 2013 Credit Facility and cash on hand. Upon completion of the redemption, none of the 4.500% Notes remained outstanding.

Bank Facilities

2013 Credit Facility. During the nine months ended September 30, 2017, we borrowed an aggregate of $3.4 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $4.6 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the nine months ended September 30, 2017, we borrowed an aggregate of $200.0 million and repaid an aggregate of $530.0 million of revolving indebtedness under the 2014 Credit Facility. We currently have $6.4 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

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
During the nine months ended September 30, 2017, we resumed the 2011 Buyback and repurchased 5,456,538 shares of our common stock thereunder for an aggregate of $676.9 million, including commissions and fees.

We expect to continue managing the pacing of the remaining $373.1 million (as of October 24, 2017) under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to us having available cash to fund repurchases. For more information on the 2011 Buyback, see Part II, Item 2 in this Quarterly Report on Form 10-Q.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the nine months ended September 30, 2017, we received an aggregate of $105.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $4.0 billion to our common stockholders, including the dividend paid in October 2017, primarily subject to taxation as ordinary income.
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

We have one series of preferred stock outstanding, our 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B”), with a dividend rate of 5.50%. Dividends are payable quarterly in arrears, subject to declaration by our Board of Directors. During the nine months ended September 30, 2017, pursuant to the terms of the Certificate of Designations governing our 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A”), all outstanding shares of the Series A converted into shares of our common stock at a conversion rate of 0.9337 per share.

During the nine months ended September 30, 2017, we paid dividends of $2.625 per share, or $15.8 million, to Series A preferred stockholders of record and $41.25 per share, or $56.7 million, to Series B preferred stockholders of record.

In addition, in October 2017, we declared a dividend of $13.75 per share, or $18.9 million, payable on November 15, 2017 to Series B preferred stockholders of record at the close of business on November 1, 2017.
During the nine months ended September 30, 2017, we paid $1.84 per share, or $786.7 million, to common stockholders of record. In addition, we declared a distribution of $0.66 per share, or $283.3 million, paid on October 17, 2017 to our common stockholders of record at the close of business on September 29, 2017.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $8.0 million. During the nine months ended September 30, 2017, we paid $2.9 million of distributions upon the vesting of restricted stock units.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of September 30, 2017, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2017 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $5.2	~ $0.9
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $8.6 (4)	~ $2.9
_______________

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our debt levels.

(4)	Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2017, $108.4 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2017	DSCR as of September 30, 2017	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$146.4	8.22x	$184.9	$188.9
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$414.2	11.95x	$512.0	$519.2
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of September 30, 2017 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)
Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the loan documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, meet REIT distribution requirements and make preferred stock dividend payments. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,584 communications sites that secure the 2015 Notes or the 5,179 wireless and broadcast towers that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2017. We have made no material changes to the critical accounting policies described in the 2016 Form 10-K.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of September 30, 2017, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $25.1 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2017 consisted of $1,055.0 million under the 2014 Credit Facility, $1,959.9 million under the 2013 Credit Facility, $1,000.0 million under the Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $69.8 million under the South African credit facility, $25.1 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $98.6 million under the BR Towers debentures and $41.4 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $10.0 million of interest expense for the nine months ended September 30, 2017.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the nine months ended September 30, 2017, 44% of our revenues and 49% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2017, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $92.3 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2017 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the three months ended September 30, 2017, we repurchased a total of 256,600 shares of our common stock for an aggregate of $35.5 million, including commissions and fees, pursuant to the 2011 Buyback. The table below sets forth details of our repurchases during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
July 1, 2017 - July 31, 2017	—	—	—	$469.7
August 1, 2017 - August 31, 2017	300	$137.81	300	$469.7
September 1, 2017 - September 30, 2017	256,300	$138.51	256,300	$434.2
Total Third Quarter	256,600	$138.51	256,600	$434.2
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

We continued to repurchase shares of our common stock pursuant to the 2011 Buyback subsequent to September 30, 2017. Between October 1, 2017 and October 24, 2017, we repurchased an additional 441,212 shares of our common stock for an aggregate of $61.1 million, including commissions and fees. As a result, as of October 24, 2017, we had repurchased a total of 12.2 million shares of our common stock under the 2011 Buyback for an aggregate of $1.1 billion, including commissions and fees.

We expect to continue to manage the pacing of the remaining $373.1 million under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications filed pursuant to 18. U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 31, 2017	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)