Form 10-K
period 2017-12-31
AMERICAN TOWER CORP /MA/
filed 2018-02-28
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2017

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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Depositary Shares, each representing a 1/10th ownership interest in a share of 5.50% Mandatory Convertible Preferred Stock, Series B, $0.01 par value	New York Stock Exchange
1.375% Senior Notes due 2025	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $56.3 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 20, 2018, there were 440,851,771 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2017

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our tenants and other competitive and financial pressures, changes in zoning, tax and other laws and regulations, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our ability to maintain or increase our market share, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events and our ability to protect our rights to the land under our towers. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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

iii

PART I

ITEM 1. BUSINESS
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2017. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

American Tower Corporation was originally created as a subsidiary of American Radio Systems Corporation in 1995 and was spun off into a free-standing public company in 1998. We are a holding company and conduct our operations through our directly and indirectly owned subsidiaries and our joint ventures. Our principal domestic operating subsidiaries are American Towers LLC and SpectraSite Communications, LLC. We conduct our international operations primarily through our subsidiary, American Tower International, Inc., which in turn conducts operations through its various international holding and operating subsidiaries and joint ventures.

Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and certain outdoor wireless environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease to communications service providers and third-party tower operators.

In 2017, we launched operations in two new markets through our acquisitions of FPS Towers, which owned or operated nearly 2,500 wireless tower sites in France, (the “FPS Acquisition”) and communications sites in Paraguay from Tigo Paraguay. We also acquired urban telecommunications assets in Mexico, including more than 50,000 concrete poles and approximately 2,100 route miles of fiber. As of December 31, 2017, our communications real estate portfolio of 150,181 communications sites included 40,618 communications sites in the U.S., 58,034 communications sites in Asia, 15,611 communications sites in Europe, Middle East and Africa (“EMEA”) and 35,918 communications sites in Latin America, as well as urban telecommunications assets in Mexico, Argentina and South Africa.

Additionally, in November 2017, we entered into definitive agreements with (i) Idea Cellular Limited (“Idea”) and Idea's subsidiary, Idea Cellular Infrastructure Services Limited (“ICISL”), a telecommunications company that owns and operates approximately 9,900 communications sites in India, to acquire 100% of the outstanding shares of ICISL and (ii) Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”) to acquire an aggregate of approximately 10,235 communications sites from their telecommunications businesses in India. Subject to customary closing conditions and regulatory approval, we expect these transactions to close in the first half of 2018.

We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, we generally are not subject to U.S. federal income taxes on income generated by our REIT operations, including the income derived from leasing space on our towers, as we receive a dividends paid deduction for distributions to stockholders that generally offsets our REIT income and gains. However, we remain obligated to pay U.S. federal income taxes on earnings from our domestic taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, regardless of their designation for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2017, our REIT qualified businesses included our U.S. tower leasing business, most of our operations in Costa Rica and Mexico, a majority of our operations in Germany and a majority of our indoor DAS networks business and services segment. As of January 1, 2018, our operations in Nigeria are also REIT qualified.

We report our results in five segments – U.S. property, Asia property, EMEA property, Latin America property and services.

For more information about our business segments, as well as financial information about the geographic areas in which we operate, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 20 to our consolidated financial statements included in this Annual Report.

Products and Services
Property Operations
Our property operations accounted for 99%, 99% and 98% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, tower location, amount, type and position of tenant equipment on the tower, ground space required by the tenant and remaining tower capacity. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repairs and maintenance expenses. Our property operations have generated consistent incremental growth in revenue and typically have low cash flow volatility due to the following characteristics:

•
Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2017, we expect to generate over $32 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting.

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

•
High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect the quality of their network. Historically, churn has averaged approximately 1% to 2% of total property revenue per year. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenants billings lost on this basis by our prior year tenant billings.

•
High operating margins. Incremental operating costs associated with adding new tenants to an existing communications site are relatively minimal. Therefore, as tenants are added, the substantial majority of incremental revenue flows through to gross margin and operating profit. In addition, in many of our international markets certain expenses, such as ground rent or power and/or fuel costs, are reimbursed or shared by our tenant base.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.

Our property business includes the operation of communications sites and managed networks, the leasing of property interests, the operation of fiber and the provision of backup power through shared generators. Our presence in a number of markets at different relative stages of wireless development provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of total revenue for the years ended December 31,:

	2017	2016	2015
U.S.	55%	59%	66%
Asia	17%	14%	5%
EMEA	9%	9%	8%
Latin America	18%	17%	19%

Communications Sites. Approximately 97%, 95% and 95% of revenue in our property segments was attributable to our communications sites for the years ended December 31, 2017, 2016 and 2015, respectively.

We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive additional pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each region are as follows for the year ended December 31, 2017:

•	U.S.: Verizon Wireless, AT&T, Sprint and T-Mobile US accounted for an aggregate of 88% of U.S. property segment revenue.

•	Asia: Bharti Airtel Limited (“Airtel”) / Tata Teleservices Limited (“Tata Teleservices”), Idea / Vodafone and Reliance Jio accounted for an aggregate of 75% of Asia property segment revenue.

•	EMEA: MTN Group Limited and Airtel accounted for an aggregate of 63% of EMEA property segment revenue.

•	Latin America: Telefónica, AT&T, Telecom Italia and Nextel International accounted for an aggregate of 69% of Latin America property segment revenue.

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

•
Managed Networks. We own and operate DAS networks in the United States and certain international markets. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer outdoor DAS networks as a complementary shared infrastructure solution for our tenants in the United States and in certain international markets. Typically, we design, build and operate our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites. We also hold lease rights and easement interests on rooftops capable of hosting communications equipment in locations where towers are generally not a viable solution based on area characteristics.  In addition, we provide management services to property owners in the United States who elect to retain full rights to their property while simultaneously marketing the rooftop for wireless communications equipment installation. As the demand for advanced wireless services in urban markets evolves, we continue to evaluate a variety of infrastructure solutions, including small cells and other network architectures, including integration with existing local infrastructure, that may support our tenants’ networks in these areas.

•
Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•
Fiber. We own and operate fiber in Argentina, Mexico and South Africa, which we currently lease to communications and internet service providers and third-party operators to support their urban telecommunications infrastructure. We expect to continue to selectively invest in and lease these and other similar assets to providers and operators in the future for additional fourth generation (4G) and fifth generation (5G) deployments.

•	Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.

Services Operations
We offer tower-related services, including site acquisition, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 1%, 1% and 2% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Strategy
Operational Strategy
As the use of wireless services on handsets, tablets and other advanced mobile devices grows and evolves, there is a corresponding increase in demand for the communications infrastructure required to deploy current and future generations of wireless communications technologies. To capture this demand, our primary operational focus is to (i) increase the occupancy of our existing communications real estate portfolio to support global connectivity, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve upon our operational performance and efficiency, including through innovation, and (iv) maintain a strong balance sheet. We believe these efforts to meet our tenants’ needs will support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new tenants, or to existing tenants for additional uses, and those that increase our operational efficiency.

•
Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate consistent demand for our communications sites because they are attractively located and typically have capacity available for additional tenants. In the United States, incremental carrier network activity is being driven primarily by the construction and densification of 4G networks, while in our international markets, carriers are deploying a combination of second generation (2G), third generation (3G) and, more recently, 4G networks, depending on the specific market. As of December 31, 2017, we had a global average of approximately 1.9 tenants per tower. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•
Invest in and selectively grow our communications real estate portfolio to meet our tenants’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program, new site construction and acquisitions. We believe we can achieve attractive risk-adjusted returns by pursuing such investments. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time, we can significantly increase tenancy levels, and therefore, drive strong returns on those assets.

•
Further improve upon our operational performance and efficiency, including through innovation. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our tenants. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. We are also focused on developing and implementing renewable power solutions across our footprint to reduce our reliance on fossil fuels and help improve the overall efficiency of the communications infrastructure and wireless industries.

•
Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2017, had $3.0 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to selectively invest in our portfolio.

Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required annually to distribute an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain) to our stockholders. After complying with our REIT distribution requirements and paying dividends on our preferred stock, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria.

•
Capital expenditure program. We will continue to invest in and expand our existing communications real estate portfolio through our annual capital expenditure program. This includes capital expenditures associated with site maintenance, increasing the capacity of our existing sites, and projects such as new site construction, land interest acquisitions and power solutions.

•
Acquisitions. We intend to pursue acquisitions of communications sites in our existing or new markets where we can meet or exceed our risk-adjusted return on investment criteria. Our risk-adjusted hurdle rates consider additional factors such as the country and counterparties involved, investment and economic climate, legal and regulatory conditions and industry risk, among others.

•
Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) capital expenditures and (iii) anticipated future investments, including acquisition and select innovation opportunities, we will seek to return such excess capital to stockholders, including through our stock repurchase programs.

International Growth Strategy
We believe that, in certain international markets, we can create substantial value by either establishing a new, or expanding our existing, communications real estate leasing business. Therefore, we expect we will continue to seek international growth opportunities where we believe our risk-adjusted return objectives can be achieved. We strive to maintain a diversified approach to our international growth strategy by operating in a geographically diverse array of markets in a variety of stages of wireless network development. Our international growth strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses, among others:

•
Country analysis. Prior to entering a new market, we conduct an extensive review of the country’s historical and projected macroeconomic fundamentals, including inflation and foreign currency exchange rate trends, demographics, capital markets, tax regime and investment alternatives, and the general business, political and legal environments, including property rights and regulatory regime.

•
Wireless industry analysis. To confirm the presence of sufficient demand to support an independent tower leasing model, we analyze the competitiveness of the country’s wireless market. This includes an evaluation of the industry’s pricing environment, past and potential consolidation and the stage of its wireless network development. Characteristics that result in an attractive investment opportunity include (i) multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks and (ii) ongoing or expected deployment of incremental spectrum from recent or anticipated auctions.

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

Recent Transactions
Acquisitions
We increased our communications site portfolio by 6,887 sites in 2017, including 1,960 build-to-suits. We believe these assets will be an important component of our long-term growth. In 2017, we launched operations in France, through the FPS

Acquisition. Additionally in 2017, we acquired an aggregate of 2,453 communications sites in the United States, Brazil, Chile, Colombia, Germany, Mexico, Nigeria, Paraguay and Peru and acquired urban telecommunications assets, including concrete poles and fiber, in Mexico.

In November 2017, we entered into agreements with Idea, ICISL and Vodafone pursuant to which we expect to add an aggregate of approximately 20,000 communications sites to our existing portfolio in India. Subject to customary closing conditions and regulatory approval, we expect these transactions to close in the first half of 2018.

We continue to evaluate opportunities to acquire communications real estate portfolios that we believe we can effectively integrate into our existing business and generate returns that meet or exceed our criteria. For more information about our acquisitions, see note 6 to our consolidated financial statements included in this Annual Report.

Financing Transactions

During 2017, to complement our operational strategy to selectively invest in and grow our communications real estate portfolio while maintaining our long-term financial policies, we completed a number of key financing initiatives, which, among others, included the following:

•
Registered public offerings of an aggregate of $2.68 billion of senior unsecured notes, the proceeds of which were used primarily to repay indebtedness due to borrowings under our existing revolving credit facilities, which were primarily used to fund acquisitions and for general corporate purposes.

•
Amendments to our existing revolving credit facilities and term loan to, among other things, extend each of the maturity dates by one year and reduce certain margins and fees set forth in the 2013 Credit Facility (as defined below).

•	Redemptions of an aggregate of $1.3 billion of senior unsecured notes.

For more information about our financing transactions, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Regulatory Matters
Towers and Antennas. Our U.S. and international tower leasing businesses are subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for 55% of our total property segment revenue for the year ended December 31, 2017, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Certain of our international operations are subject to regulatory requirements with respect to licensing, registration, permitting and public listings. In India, each of our operating subsidiaries holds an Infrastructure Provider Category-I (“IP-I”) Registration Certificate issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. Additionally, in 2018, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) issued non-convertible debentures which are listed on the National Stock Exchange of India. Although the debt is held by another subsidiary of ours and is eliminated in consolidation, ATC TIPL is still subject to the listing requirements of such exchange. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers licensed by the NCA. In Uganda, our subsidiary holds a Public Infrastructure Service License, issued by the Uganda Communications Commission (“UCC”), which permits us to establish and maintain passive telecommunications infrastructure and DAS networks for communication service providers licensed by the UCC. In Nigeria, our subsidiary holds a license for Infrastructure Sharing and Collocation Services, issued by the Nigerian Communications Authority (“NCC”), which permits us to establish and maintain passive telecommunications infrastructure for communication service providers licensed by the NCC. In Chile, our subsidiary is classified as a Telecom Intermediate Service Provider. We have received a number of site specific concessions and are working with the Chilean Subsecretaria de Telecommunicaciones to receive concessions on our remaining sites in Chile. Comunicaciones y Consumos, S.A. holds a telecom license for a number of services it provides and is regulated by the Ente Nacional de Comunicaciones (ENACOM) in Argentina. In many of the markets in which we operate we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms.

Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, in South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid. Accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. In addition, certain municipalities have sought to impose permit fees based upon structural or operational requirements of towers and certain regional and other governmental bodies have sought to impose levies and/or other forms of fees. Our foreign operations may be affected if a country’s regulatory authority restricts, revokes or modifies spectrum licenses of certain wireless service providers or implements limitations on foreign ownership.

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require tower owners or tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to tenant demand. This opposition and existing or new zoning regulations can increase costs associated with new tower construction, tower modifications or additions of new antennas to a site or site upgrades, as well as adversely affect the associated timing or cost of such projects. Further, additional regulations may be adopted that cause delays or result in additional costs to us. These factors could materially and adversely affect our operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted regulations requiring that local and state governments approve modifications or colocations that qualify as eligible facilities under the regulations.

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

Competition
Our industry is highly competitive. We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Telesites S.A.B. de C.V. and Cellnex Telecom, S.A., wireless carrier tower consortia such as Indus Towers Limited and private tower companies, private equity sponsored firms, carrier-affiliated tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. We believe that site location and capacity, network density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites.

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
Tenant Demand
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

•
U.S. wireless network investments. According to industry data, recent aggregate annual wireless capital spending in the United States has averaged approximately $30.0 billion, resulting in consistent demand for our sites. Demand for our U.S. communications sites is driven by:

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

•
International (Asia, EMEA and Latin America) wireless network investments. The wireless networks in most of our international markets are typically less advanced than those in our U.S. market with respect to the density of voice networks and the current technologies generally deployed for wireless services. Accordingly, demand for our international communications sites is primarily driven by:

•	Incumbent wireless service providers investing in existing voice networks to improve or expand their coverage and increase capacity;

•	In many of our international markets, increasing subscriber adoption of wireless data applications, such as email, Internet and video;

•	Spectrum auctions, which result in new market entrants, as well as initial and incremental data network deployments; and

•	The increasing availability of lower cost smartphones.

Demand for our communications sites could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our tenants, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—If our tenants consolidate their operations, or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.” Further, our tenants may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications sites.

Employees
As of December 31, 2017, we employed 4,752 full-time individuals and consider our employee relations to be satisfactory.

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
A significant decrease in leasing demand for our communications infrastructure would materially and adversely affect our business and operating results, and we cannot control that demand.
A significant reduction in leasing demand for our communications infrastructure could materially and adversely affect our business, results of operations or financial condition. Factors that may affect such demand include:

•	increased mergers or consolidations that reduce the number of wireless service providers or use of network sharing among governments or wireless service providers;

•	zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;

•	the financial condition of wireless service providers;

•	governmental licensing of spectrum or restriction or revocation of our tenants’ spectrum licenses;

•	a decrease in consumer demand for wireless services, including due to general economic conditions or disruption in the financial and credit markets;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	delays or changes in the deployment of next generation wireless technologies; and

•	technological changes.
Increasing competition within our industry for tenants may materially and adversely affect our revenue.
Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Pricing competition from peers could materially and adversely affect our lease rates. We may not be able to renew existing tenant leases or enter into new tenant leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates, resulting in a material adverse impact on our results of operations and growth rate. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our income could be adversely affected.
If our tenants consolidate their operations, exit the telecommunications business or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.
Significant consolidation among our tenants could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew, or attempt to cancel, avoid or limit leases with us or related payments. In the event a tenant terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. In addition, extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant.
Our business is subject to government and tax regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.
Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively, which could require that we modify or dismantle existing towers at significant cost. Zoning authorities and community organizations are often opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing regulatory policies may materially and adversely affect the timing or cost of construction projects associated with our communications sites and new regulations may be adopted that increase delays or result in additional costs to us, or that prevent such projects in certain locations, and noncompliance could result in the imposition of fines or an award of damages to private litigants. In certain jurisdictions, there may be changes to zoning regulations or construction laws based on site location, which may result in increased costs to modify certain of our existing towers or decreased revenue due to the removal of certain towers to ensure compliance with such changes. In addition, in certain jurisdictions, we are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal. Furthermore, the tax laws, regulations and interpretations governing our business in jurisdictions where we operate may change at any time, potentially with retroactive effect. This includes potential or actual changes in tax laws or the interpretation of tax laws arising out of tax authorities. In addition, some of these changes could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition.
Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.
Our international business operations and our expansion into new markets in the future expose us to potential adverse financial and operational problems not typically experienced in the United States. We anticipate that revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
uncertain, inconsistent or changing laws, regulations, rulings or methodologies impacting our existing and anticipated international operations, fees or other requirements directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which laws, fees or requirements may be applied retroactively or with significant delay, or failure to obtain an expected tax status for which we have applied;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;

•	actions restricting or revoking our tenants’ spectrum licenses or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or the Office of Foreign Assets Control requirements;

•	failure to comply with data privacy laws and other protections of health and employee information;

•	material site issues related to security, fuel availability and reliability of electrical grids;

•	significant increases in, or implementation of new, license surcharges on our revenue;

•	loss of key personnel, including expatriates, in markets where talent is difficult or expensive to acquire; and

•	price-setting or other similar laws or regulations for the sharing of passive infrastructure.
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
In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent or conflict with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that joint venture or to execute buyouts of their interests.
A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.
A substantial portion of our total operating revenues is derived from a small number of tenants. If any of these tenants is unwilling or unable to perform its obligations under their agreements with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants, a material modification of the terms of those leases, a deterioration in our relationships with those tenants that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.
Due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial levels of debt. Sometimes our tenants, or their parent companies, face financial difficulty, file for bankruptcy or terminate operations. In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.
In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, which could materially and adversely affect demand for our communications sites and our services business. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experiences financial difficulties or files for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

Our expansion initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.
As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, and conflicting policies, procedures and operations. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees and visiting and upgrading tower sites, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations will be adversely affected. Our international expansion initiatives are subject to additional risks such as those described in the preceding risk factor.

As a result of acquisitions, we have a substantial amount of intangible assets and goodwill. In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and other intangible assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. If, as a result of the factors noted above, the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or the estimated fair value of other intangible assets in the period the determination is made.
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
New technologies or changes in a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.
The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, tenants may allocate less of their budgets to leasing space on our towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies and innovation projects that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.
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

We may need to raise additional capital through debt financing activities, asset sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements and debt service obligations. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms, rates and conditions or subject us to additional loan covenants. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
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

Qualification for taxation as a REIT requires the application of certain highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), which provisions may change from time to time, to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. Further, tax legislation may adversely affect our ability to remain qualified for taxation as a REIT or the benefits or desirability of remaining so qualified. There are few judicial or administrative interpretations of the relevant provisions of the Code.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be subject to federal and state income tax on our taxable income at regular corporate income tax rates; and

•	we will be disqualified from REIT tax treatment for the four taxable years immediately following the year during which we were so disqualified.

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the Code, including a number of provisions that affect the taxation of REITs, of global corporations and of their stockholders. Among the changes made by the Tax Act are substantial changes to the taxation of international income. We believe that certain consequences of some of these changes to REITs with global operations were unintended. Nevertheless, absent legislative or administrative relief with respect to these consequences, we will recognize income on account of the activities of our foreign TRSs that will not be treated as qualifying income for purposes of the REIT gross income tests that we are required to satisfy, or we may be subject to additional income tax or operational costs as a result thereof.

We are subject to certain federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. While state and local income tax regimes often parallel the U.S. federal income tax regime for REITs, many of these jurisdictions do not completely follow U.S. federal rules and some may not follow them at all.  For example, some state and local jurisdictions currently or in the future may limit or eliminate a REIT’s deduction for dividends paid, which could increase our income tax expense. We are also subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and state, local and foreign tax authorities. The results of an audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.
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

Furthermore, we have owned and may from time to time own direct and indirect ownership interests in subsidiary REITs. When we own interests in a subsidiary REIT, we must demonstrate that such subsidiary REIT complies with the same REIT requirements that we must satisfy, together with all other rules applicable to REITs. If the subsidiary REIT is determined to have failed to qualify as a REIT and certain relief provisions do not apply, then the subsidiary REIT would be subject to federal income tax, which tax we would economically bear along with applicable penalties and interest. In addition, our ownership of shares in such subsidiary REIT would fail to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test. These consequences could have a material adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT.
Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.
Our use of TRSs enables us to engage in non-REIT qualifying business activities. Under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs and other non-qualifying assets. This limitation may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy.

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
The agreements related to our securitization transactions include operating covenants and other restrictions customary for loans subject to rated securitizations. Among other things, the borrowers under the agreements are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets. A failure to comply with the covenants in the agreements could prevent the borrowers from taking certain actions with respect to the secured assets and could prevent the borrowers from distributing any excess cash from the operation of such assets to us. If the borrowers were to default on any of the loans, the servicer on such loan could seek to foreclose upon or otherwise convert the ownership of the secured assets, in which case we could lose such assets and the cash flow associated with such assets. We enter into hedges for certain debt instruments. These hedges may have an adverse impact on our results to the extent that the counterparties do not perform as expected at the inception of each hedge.
The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, including our required REIT distributions, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our debt agreements restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions, or other opportunities. Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.
Our towers, data centers or computer systems may be affected by natural disasters and other unforeseen events for which our insurance may not provide adequate coverage.

Our towers are subject to risks associated with natural disasters, including those that may be related to climate change, such as hurricanes, ice and wind storms, tornadoes, floods, earthquakes and wild fires, as well as other unforeseen events, such as acts of terrorism. Any damage or destruction to, or inability to access, our towers or data centers may impact our ability to provide services to our tenants and lead to tenant loss, which could have a material adverse effect on our business, results of operations or financial condition.
As part of our normal business activities, we rely on information technology and other computer resources to carry out important operational, reporting and compliance activities and to maintain our business records. Our computer systems or network operation centers, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords), which could damage our reputation and require us to incur significant costs to remediate or otherwise resolve these issues.

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
Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks could undermine the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. If a scientific study, court decision or government agency ruling resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our tenants and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.
We could have liability under environmental and occupational safety and health laws.
Our operations are subject to various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, including generators, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, and for damages and costs relating to off-site migration of hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We may not be at all times in compliance with all environmental requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements.
The requirements of the environmental and occupational safety and health laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied retroactively, or be broadened to cover situations or persons not currently considered. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition. While we maintain environmental and workers’ compensation insurance, we may not have adequate insurance to cover all costs, fines or penalties.
If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.
Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate that tower site and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time we also experience disputes with landowners regarding the terms of easements or ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. A significant number of the communications sites in our portfolio are located on land we lease pursuant to long-term operating leases. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.
If we are unable or choose not to exercise our rights to purchase towers that are subject to lease and sublease agreements at the end of the applicable period, our cash flows derived from those towers will be eliminated.
Our communications real estate portfolio includes towers that we operate pursuant to lease and sublease agreements that include a purchase option at the end of the lease period. We may not have the required available capital to exercise our right to purchase the towers at the end of the applicable period, or we may choose, for business or other reasons, not to do so. If we do not exercise these purchase rights, and are unable to extend the lease or sublease or otherwise acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from the towers. If we decide to exercise these purchase rights, the benefits of acquiring a significant number of towers may not exceed the associated acquisition, compliance and integration costs, which could have a material adverse effect on our business, results of operations or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Details of each of our principal offices as of December 31, 2017 are provided below:

Location	Function	Size (approximate square feet)	Property Interest
U.S.
Boston, MA	Corporate Headquarters	39,800	Leased
Miami, FL	Latin America Operations Center	6,300	Leased
Atlanta, GA	Network Operations and Program Management Office Field Personnel	21,400	Leased
Marlborough, MA	Information Technology Headquarters	24,000	Leased
Woburn, MA	U.S. Tower Division Headquarters, Accounting, Lease Administration, Site Leasing Management, Broadcast Division and Managed Site Headquarters	163,200	Owned
Cary, NC	U.S. Tower Division, Network Operations Center and Engineering Services Headquarters	44,300	Owned (1)
Asia
Delhi, India	India Headquarters	7,200	Leased
Gurgaon, India	India Operations Center	78,800	Leased
Singapore	Asia Finance and Administration	90	Leased
EMEA
Malakoff, France	France Headquarters	16,600	Leased (2)
Ratingen, Germany	Germany Headquarters	12,500	Leased (3)
Accra, Ghana	Ghana Headquarters	18,500	Leased
Amsterdam, Netherlands	American Tower International Headquarters	2,400	Leased
Lagos, Nigeria	Nigeria Headquarters	13,400	Leased
Johannesburg, South Africa	South Africa Headquarters	19,100	Leased (4)
Kampala, Uganda	Uganda Headquarters	8,800	Leased
Latin America
Buenos Aires, Argentina	Argentina Headquarters	24,500	Leased
Sao Paulo, Brazil	Brazil Headquarters	38,400	Leased
Santiago, Chile	Chile Headquarters	6,900	Leased
Bogota, Colombia	Colombia Headquarters	13,800	Leased
San Jose, Costa Rica	Costa Rica Headquarters	2,400	Leased
Mexico City, Mexico	Mexico Headquarters	32,700	Leased
Asunción, Paraguay	Paraguay Headquarters	730	Leased
Lima, Peru	Peru Headquarters	3,700	Leased
_______________

(1)	The Cary facility is approximately 48,300 square feet. Currently, our offices occupy approximately 44,300 square feet. We lease the remaining space to an unaffiliated tenant.

(2)	We lease two office spaces that together occupy an aggregate of approximately 16,600 square feet.

(3)	We lease two office spaces that together occupy an aggregate of approximately 12,500 square feet.

(4)	We lease two office spaces that together occupy an aggregate of approximately 19,100 square feet.
In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.
As of December 31, 2017, we owned and operated a portfolio of 150,181 communications sites. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our U.S. property segment.
Our interests in our communications sites are comprised of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities.
A typical tower site consists of a compound enclosing the tower site, a tower structure and one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. In addition, many of our international sites typically include backup or auxiliary power generators and batteries. The principal types of our towers are guyed, self-supporting lattice and monopole, and rooftops in our international markets.

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

U.S. Property Segment Encumbered Sites. As of December 31, 2017, the loan underlying the securitization transaction completed in March 2013 (the “2013 Securitization”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,178 towers owned by the borrowers (the “2013 Secured Towers”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,583 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).

Asia Property Segment Encumbered Sites. Certain of the outstanding indebtedness is secured by ATC TIPL’s short-term and long-term assets, including an aggregate of 41,306 towers.

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

Ground Leases. Of the 149,246 towers in our portfolio as of December 31, 2017, 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 50% of the ground agreements for our sites have a final expiration date of 2027 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other companies in a variety of industries. As of December 31, 2017, our top four tenants by total revenue were AT&T (19%), Verizon Wireless (16%), Sprint (9%) and T-Mobile (9%). Across most of our markets, our tenant leases have an initial non-cancellable term of at least ten years, with multiple renewal terms. As a result, approximately 50% of our current tenant leases have a renewal date of 2023 or beyond.

ITEM 3.	LEGAL PROCEEDINGS

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES
N/A.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents reported quarterly high and low per share sale prices of our common stock on the NYSE for the years 2017 and 2016.

2017	High	Low
Quarter ended March 31	$121.85	$102.51
Quarter ended June 30	137.12	120.44
Quarter ended September 30	148.71	130.82
Quarter ended December 31	155.28	135.66
2016	High	Low
Quarter ended March 31	$102.93	$83.07
Quarter ended June 30	113.63	101.87
Quarter ended September 30	118.26	107.57
Quarter ended December 31	118.09	99.72

On February 20, 2018, the closing price of our common stock was $139.24 per share as reported on the NYSE. As of February 20, 2018, we had 440,851,771 outstanding shares of common stock and 150 registered holders.
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
We had two series of preferred stock, the 5.25% Mandatory Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), issued in May 2014, with a dividend rate of 5.25%, and the 5.50% Mandatory Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), issued in March 2015, with a dividend rate of 5.50%. Dividends were payable quarterly in arrears, subject to declaration by our Board of Directors.
As of May 15, 2017, all shares of the Series A Preferred Stock converted into shares of our common stock. On May 15, 2017, we paid the final dividend of $7.9 million to holders of record of the Series A Preferred Stock at the close of business on May 1, 2017. As of February 15, 2018, all shares of the Series B Preferred Stock converted into shares of our common stock. On February 15, 2018, we paid the final dividend of $18.9 million to holders of record of the Series B Preferred Stock at the close of business on February 1, 2018.
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
We have distributed an aggregate of approximately $4.3 billion to our common stockholders, including the dividend paid in January 2018.

During the year ended December 31, 2017, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions) (1)
Common Stock
March 9, 2017	April 28, 2017	April 12, 2017	$0.62	$264.3
June 1, 2017	July 14, 2017	June 19, 2017	$0.64	$274.7
September 11, 2017	October 17, 2017	September 29, 2017	$0.66	$283.3
December 6, 2017	January 16, 2018	December 28, 2017	$0.70	$300.2
Series A Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$1.3125	$7.9
April 13, 2017	May 15, 2017	May 1, 2017	$1.3125	$7.9
Series B Preferred Stock
January 13, 2017	February 15, 2017	February 1, 2017	$13.75	$18.9
April 13, 2017	May 15, 2017	May 1, 2017	$13.75	$18.9
July 14, 2017	August 15, 2017	August 1, 2017	$13.75	$18.9
October 19, 2017	November 15, 2017	November 1, 2017	$13.75	$18.9
_______________
(1)    For common stock, aggregate payment does not include amounts accrued for distributions payable related to unvested restricted stock units.

During the year ended December 31, 2016, we declared the following cash distributions:

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (in millions) (1)
Common Stock
March 9, 2016	April 28, 2016	April 12, 2016	$0.51	$216.5
June 2, 2016	July 15, 2016	June 17, 2016	0.53	225.4
September 16, 2016	October 17, 2016	September 30, 2016	0.55	234.1
December 14, 2016	January 13, 2017	December 28, 2016	0.58	247.7
Series A Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$1.3125	$7.9
April 16, 2016	May 16, 2016	May 1, 2016	1.3125	7.9
July 22, 2016	August 15, 2016	August 1, 2016	1.3125	7.9
October 15, 2016	November 15, 2016	November 1, 2016	1.3125	7.9
Series B Preferred Stock
January 14, 2016	February 16, 2016	February 1, 2016	$13.75	$18.9
April 16, 2016	May 16, 2016	May 1, 2016	13.75	18.9
July 22, 2016	August 15, 2016	August 1, 2016	13.75	18.9
October 15, 2016	November 15, 2016	November 1, 2016	13.75	18.9
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2012, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The

cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among American Tower Corporation, the S&P 500 Index,
the Dow Jones US Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index

$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
American Tower Corporation
S&P 500
Dow Jones US Telecommunications Equipment
FTSE NAREIT All Equity REITs

	Cumulative Total Returns
	12/12	12/13	12/14	12/15	12/16	12/17
American Tower Corporation	$100.00	$104.79	$131.78	$131.78	$146.56	$201.79
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Telecommunications Equipment Index	100.00	121.43	139.90	124.79	148.67	182.95
FTSE Nareit All Equity REITs Index	100.00	102.86	131.68	135.40	147.09	159.85

Issuer Purchases of Equity Securities
In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In addition to the 2011 Buyback, in December 2017, our Board of Directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback”).
During the three months ended December 31, 2017, we repurchased a total of 642,612 shares of our common stock for an aggregate of $89.4 million, including commissions and fees, pursuant to the 2011 Buyback. We had no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases under the 2011 Buyback during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
October 1, 2017 - October 31, 2017	568,712	$138.67	568,712	$355.3
November 1, 2017 - November 30, 2017	73,900	$141.92	73,900	$344.8
December 1, 2017 - December 31, 2017	—	$—	—	$344.8
Total Fourth Quarter	642,612	$139.04	642,612	$344.8
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

We have repurchased a total of 12.4 million shares of our common stock under the 2011 Buyback for an aggregate of $1.2 billion, including commissions and fees. We expect to continue to manage the pacing of the remaining $344.8 million under the 2011 Buyback in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.
Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our acquisition of MIP Tower Holdings LLC (“MIPT”), our transaction with Verizon Communications Inc. (“Verizon” and the transaction, the “Verizon Transaction”) and the acquisition of a 51% controlling ownership interest in Viom Networks Limited (“Viom” and the acquisition, the “Viom Acquisition”), which closed in October 2013, March 2015 and April 2016, respectively, significantly impact the comparability of reported results between periods. Our principal acquisitions are described in note 6 to our consolidated financial statements included in this Annual Report.
We have converted our disclosure from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year amounts disclosed in the table below.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except share and per share data)
Statements of Operations Data:
Revenues:
Property	$6,565.9	$5,713.1	$4,680.4	$4,006.9	$3,287.1
Services	98.0	72.6	91.1	93.1	74.3
Total operating revenues	6,663.9	5,785.7	4,771.5	4,100.0	3,361.4
Operating expenses:
Cost of operations (exclusive of items shown separately below)
Property	2,022.0	1,762.7	1,275.4	1,056.2	828.7
Services	34.6	27.7	33.4	38.1	31.1
Depreciation, amortization and accretion	1,715.9	1,525.6	1,285.3	1,003.8	800.1
Selling, general, administrative and development expense	637.0	543.4	497.8	446.5	415.5
Other operating expenses	256.0	73.3	66.8	68.5	71.7
Total operating expenses	4,665.5	3,932.7	3,158.7	2,613.1	2,147.1
Operating income	1,998.4	1,853.0	1,612.8	1,486.9	1,214.3
Interest income, TV Azteca, net	10.8	10.9	11.2	10.5	22.2
Interest income	35.4	25.6	16.5	14.0	9.7
Interest expense	(749.6)	(717.1)	(595.9)	(580.2)	(458.3)
(Loss) gain on retirement of long-term obligations	(70.2)	1.2	(79.6)	(3.5)	(38.7)
Other income (expense) (1)	31.3	(47.7)	(135.0)	(62.0)	(207.5)
Income from continuing operations before income taxes and income on equity method investments	1,256.1	1,125.9	830.0	865.7	541.7
Income tax provision	(30.7)	(155.5)	(158.0)	(62.5)	(59.5)
Net income	1,225.4	970.4	672.0	803.2	482.2
Net loss (income) attributable to noncontrolling interests	13.5	(14.0)	13.1	21.7	69.1
Net income attributable to American Tower Corporation stockholders	1,238.9	956.4	685.1	824.9	551.3
Dividends on preferred stock	(87.4)	(107.1)	(90.2)	(23.9)	—
Net income attributable to American Tower Corporation common stockholders	$1,151.5	$849.3	$594.9	$801.0	$551.3
Net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$2.69	$2.00	$1.42	$2.02	$1.40
Diluted net income attributable to American Tower Corporation common stockholders	$2.67	$1.98	$1.41	$2.00	$1.38
Weighted average common shares outstanding (in thousands):
Basic	428,181	425,143	418,907	395,958	395,040
Diluted	431,688	429,283	423,015	400,086	399,146
Distribution declared per common share	$2.62	$2.17	$1.81	$1.40	$1.10
Distribution declared per preferred share, Series A	$2.63	$5.25	$3.94	$3.98	$—
Distribution declared per preferred share, Series B	$55.00	$55.00	$38.65	$—	$—
Other Operating Data:
Ratio of earnings to fixed charges (2)	2.14x	2.11x	1.99x	2.11x	1.89x
Ratio of earnings to combined fixed charges and preferred stock dividends (2)	1.98x	1.91x	1.80x	2.05x	1.89x

	As of December 31,
	2017	2016	2015	2014 (3)	2013 (3)
	(In millions)
Balance Sheet Data: (4)
Cash and cash equivalents (including restricted cash) (5)	$954.9	$936.5	$462.9	$473.7	$446.5
Property and equipment, net	11,101.0	10,517.3	9,866.4	7,590.1	7,177.7
Total assets	33,214.3	30,879.2	26,904.3	21,263.6	20,213.9
Long-term obligations, including current portion	20,205.1	18,533.5	17,119.0	14,540.3	14,408.6
Redeemable noncontrolling interest	1,126.2	1,091.3	—	—	—
Total American Tower Corporation equity	6,241.5	6,763.9	6,651.7	3,953.6	3,534.2
_______________

(1)
For the years ended December 31, 2017, 2016, 2015, 2014 and 2013, amount includes unrealized foreign currency gains (losses) of $26.5 million, $(23.4) million, $(71.5) million, $(49.3) million and $(211.7) million, respectively.

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

(3)	Balances have been revised to reflect debt issuance cost adjustments.

(4)	Balances have been revised to reflect purchase accounting measurement period adjustments for the years ended December 31, 2014 and 2013.

(5)
As of December 31, 2017, 2016, 2015, 2014 and 2013, amount includes $152.8 million, $149.3 million, $142.2 million, $160.2 million and $152.9 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

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
Executive Overview

We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure and property interests that we lease to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2017 and includes our U.S. property segment, Asia property segment, EMEA property segment and Latin America property segment.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2017:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
Domestic:
United States	24,231	16,009	378
Asia:
India	57,681	—	353
EMEA:
France	2,168	307	9
Germany	2,208	—	—
Ghana	2,178	—	23
Nigeria	4,757	—	—
South Africa (2)	2,530	—	—
Uganda	1,431	—	—
EMEA total	15,272	307	32
Latin America:
Argentina (3)	7	—	1
Brazil	16,551	2,257	81
Chile	1,295	—	9
Colombia	3,706	777	1
Costa Rica	492	—	2
Mexico (4)	8,862	199	78
Paraguay	836	—	—
Peru	637	127	—
Latin America total	32,386	3,360	172
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In South Africa, we also own fiber.

(3)	In Argentina, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.

In most of our markets, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2017 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2017, we expect to generate over $32 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations historically has not had a material adverse effect on the revenues generated by our property operations. This was again the case during the year ended December 31, 2017, in which loss of tenant billings from tenant lease cancellations, non-renewal or renegotiations represented approximately 2% of our tenant billings. We do anticipate an increase in revenue lost from cancellations or non-renewals in 2018 primarily due to carrier consolidation-driven churn in Asia, which is likely to result in a modestly higher impact on our revenues, including tenant billings, as compared to the historical average.

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
The primary factors affecting the revenue growth of our property segments are:

•	Growth in tenant billings, including:

•	New revenue attributable to leases in place on day one on sites acquired or constructed since the beginning of the prior-year period;

•	New revenue attributable to leasing additional space on our sites (“colocations”) and lease amendments; and

•	Contractual rent escalations on existing tenant leases, net of churn.

•
Revenue growth from other items, including additional tenant payments primarily to cover costs, such as ground rent or power and fuel costs included in certain tenant leases (“pass-through”), straight-line revenue and decommissioning.

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

Property Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment from our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers and other tenants deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the level of emphasis on network quality and capacity in carrier competition, the financial performance of our tenants and their access to capital and general economic conditions.

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

•
Subscribers’ use of mobile data continues to grow rapidly given increasing smartphone and other advanced device penetration, the proliferation of bandwidth-intensive applications on these devices and the continuing evolution of the mobile ecosystem. We believe carriers will be compelled to deploy additional equipment on existing networks while also rolling out more advanced wireless networks to address coverage and capacity needs resulting from this increasing mobile data usage.

•
The deployment of advanced mobile technology across existing wireless networks will provide higher speed data services and further enable fixed broadband substitution. As a result, we expect that our tenants will continue deploying additional equipment across their existing networks.

•
Wireless service providers compete based on the quality of their existing networks, which is driven by capacity and coverage. To maintain or improve their network performance as overall network usage increases, our tenants continue deploying additional equipment across their existing sites while also adding new cell sites. We anticipate increasing network densification over the next several years, as existing network infrastructure is anticipated to be insufficient to account for rapidly increasing levels of wireless data usage.

•
Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional sites and equipment to their networks as they seek to optimize their network configuration and utilize additional spectrum.

•
Next generation technologies centered on wireless connections have the potential to provide incremental revenue opportunities for us. These technologies may include autonomous vehicle networks and a number of other internet-of-things, or IoT, applications, as well as other potential use cases for wireless services.

As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers such as Bharti Airtel Limited, Telefónica S.A. and Vodafone Group PLC, among others. We believe that consistent carrier network investments across our international markets position us to generate meaningful organic revenue growth going forward.

In emerging markets, such as Ghana, India, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, while advanced device penetration remains low. In more developed urban locations within these markets, data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.

In India, the ongoing transition from 2G technology to 4G technology has included and is expected to continue to include a period of carrier consolidation over the next several years, whereby the number of carriers operating in the marketplace will be reduced through mergers, acquisitions and select carrier exits from the marketplace. Over the long term, this consolidation process is expected to result in a more favorable structural environment for both the wireless carriers as well as communications infrastructure providers. In the shorter term, the consolidation process has resulted and is likely to further result in elevated levels of churn within our India business, as certain components of the combined carrier networks and carrier exits are decommissioned to allow for a more robust 4G deployment in the future.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on 3G and 4G network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices, and, as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are advancing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 109,565 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

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

Property Operations New Site Revenue Growth. During the year ended December 31, 2017, we grew our portfolio of communications real estate through the acquisition and construction of approximately 6,885 sites globally, as well as the acquisition of certain urban telecommunications assets in Mexico. In a majority of our Asia, EMEA and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2017	2016	2015
U.S.	635	65	11,595
Asia	1,135	43,865	2,330
EMEA	2,755	665	4,910
Latin America	2,360	715	6,535

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

We define AFFO attributable to American Tower Corporation common stockholders for the year ended December 31, 2017 as Consolidated AFFO, excluding the impact of noncontrolling interests on both Nareit FFO (common stockholders) and the other adjustments included in the calculation of Consolidated AFFO. In this section, we refer to AFFO attributable to American Tower Corporation common stockholders as “AFFO (common stockholders).”
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

Results of Operations
Years Ended December 31, 2017, 2016 and 2015
(in millions, except percentages)

We have converted our disclosure from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

Revenue

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Property
U.S.	$3,605.7	$3,370.1	$3,157.5	7%	7%
Asia	1,164.4	827.6	242.2	41	242
EMEA	626.2	529.5	395.1	18	34
Latin America	1,169.6	985.9	885.6	19	11
Total property	6,565.9	5,713.1	4,680.4	15	22
Services	98.0	72.6	91.1	35	(20)
Total revenues	$6,663.9	$5,785.7	$4,771.5	15%	21%

Year ended December 31, 2017 - Revenue
U.S. property segment revenue growth of $235.6 million was attributable to:

•	Tenant billings growth of $206.6 million, which was driven by:

•	$151.2 million due to colocations and amendments;

•	$42.9 million from contractual escalations, net of churn;

•	$11.5 million generated from newly acquired or constructed sites; and

•	$1.0 million from other tenant billings; and

•
$29.0 million of other revenue growth, primarily due to a $66.4 million impact of straight-line accounting, partially offset by a $37.4 million net decrease in other revenue, primarily due to the absence of $38.8 million in decommissioning revenue recognized in the prior year.

Asia property segment revenue growth of $336.8 million was attributable to:

•	Tenant billings growth of $192.2 million, which was driven by:

•	$143.7 million generated from newly acquired sites, due to the Viom Acquisition;

•	$58.8 million due to colocations and amendments; and

•	$6.8 million generated from newly constructed sites;

•	Partially offset by,

▪	A decrease of $16.8 million from churn in excess of contractual escalations; and

▪	A decrease of $0.3 million from other tenant billings;

•	Pass-through revenue growth of $129.3 million, primarily due to the Viom Acquisition; and

•	A decrease of $20.2 million in other revenue, primarily due to an increase of $13.1 million in revenue reserves.

Segment revenue also increased by $35.5 million attributable to the impact of foreign currency translation related to fluctuations in Indian Rupees (“INR”).

EMEA property segment revenue growth of $96.7 million was attributable to:

•	Tenant billings growth of $99.1 million, which was driven by:

•	$62.4 million generated from newly acquired or constructed sites, primarily due to the FPS Acquisition;

•	$17.9 million due to colocations and amendments;

•	$17.8 million from contractual escalations, net of churn; and

•	$1.0 million from other tenant billings;

•	Pass-through revenue growth of $35.3 million; and

•	$3.4 million of other revenue growth, primarily attributable to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $41.1 million attributable to the negative impact of foreign currency translation, which included, among others, $35.0 million related to fluctuations in Nigerian Naira (“NGN”) and $14.5 million related to fluctuations in Ghanaian Cedi (“GHS”), partially offset by an increase of $9.8 million related to fluctuations in South African Rand (“ZAR”).

Latin America property segment revenue growth of $183.7 million was attributable to:

•	Tenant billings growth of $92.4 million, which was driven by:

•	$38.9 million due to colocations and amendments;

•	$32.7 million from contractual escalations, net of churn;

•	$18.7 million generated from newly acquired or constructed sites; and

•	$2.1 million from other tenant billings;

•	Pass-through revenue growth of $22.2 million; and

•
$17.6 million of other revenue growth, due in part to $7.1 million from our newly acquired fiber business in Mexico and a $7.0 million reduction in revenue in the prior-year period resulting from a judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue also increased $51.5 million attributable to the positive impact of foreign currency translation, which included, among others, $49.9 million related to fluctuations in Brazilian Reais (“BRL”) and $2.8 million related to fluctuations in Colombian Pesos (“COP”), partially offset by a decrease of $3.3 million related to fluctuations in Mexican Pesos (“MXN”).

The increase in services segment revenue of $25.4 million was primarily attributable to an increase in site acquisition projects.

Year ended December 31, 2016 - Revenue
U.S. property segment revenue growth of $212.6 million was attributable to:

•	Tenant billings growth of $257.1 million, which was driven by:

•	$128.8 million due to colocations and amendments;

•	$91.3 million generated from newly acquired or constructed sites, including sites associated with the Verizon Transaction;

•	$34.1 million from contractual escalations, net of churn; and

•	$2.9 million from other tenant billings.
Segment revenue growth was partially offset by a decrease of $44.5 million, primarily due to the impact of straight-line accounting.

Asia property segment revenue growth of $585.4 million was attributable to:

•	Tenant billings growth of $368.9 million, which was driven by:

•	$341.2 million generated from newly acquired sites, primarily due to the Viom Acquisition;

•	$22.2 million due to colocations and amendments; and

•	$8.6 million generated from newly constructed sites;

•	Partially offset by,

▪	A decrease of $2.2 million from churn in excess of contractual escalations; and

▪	A decrease of $0.9 million from other tenant billings;

•	Pass-through revenue growth of $243.6 million, primarily due to the Viom Acquisition; and

•	$6.3 million of other revenue growth, primarily due to the impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $33.4 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $134.4 million was attributable to:

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
Segment revenue growth was partially offset by a decrease of $50.7 million attributable to the negative impact of foreign currency translation, which included, among others, $29.0 million related to fluctuations in NGN, $12.1 million related to fluctuations in ZAR and $5.5 million related to fluctuations in GHS.

Latin America property segment revenue growth of $100.3 million was attributable to:

•	Tenant billings growth of $131.3 million, which was driven by:

•	$49.5 million generated from newly acquired or constructed sites;

•	$42.5 million from contractual escalations, net of churn;

•	$37.2 million due to colocations and amendments;

•	$2.1 million from other tenant billings;

•	Pass-through revenue growth of $60.6 million; and

•
$5.7 million of other revenue growth, primarily due to a $12.8 million impact of straight-line accounting offset in part by a $7.0 million reduction in revenue resulting from a judicial reorganization of a tenant in Brazil.

Segment revenue growth was partially offset by a decrease of $97.3 million attributable to the negative impact of foreign currency translation, which included, among others, $57.5 million related to fluctuations in MXN, $28.2 million related to fluctuations in BRL and $9.4 million related to fluctuations in COP.

The decrease in services segment revenue of $18.5 million was primarily attributable to a decrease in zoning, permitting and site acquisition projects.

Gross Margin

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Property
U.S.	$2,859.2	$2,636.7	$2,479.0	8%	6%
Asia	515.4	361.7	115.3	42	214
EMEA	387.9	305.8	231.3	27	32
Latin America	794.3	658.8	592.2	21	11
Total property	4,556.8	3,963.0	3,417.8	15	16
Services	64.2	45.6	58.1	41%	(22)%

Year ended December 31, 2017 - Gross Margin

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.1 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $163.1 million, primarily due to the Viom Acquisition. Direct expenses increased by an additional $20.0 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $35.1 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $49.7 million, partially due to the FPS Acquisition.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $29.6 million, partially due to our acquisitions of urban telecommunications assets and fiber, in Mexico and Argentina. Direct expenses increased by an additional $18.6 million due to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to an increase in site acquisition projects.

Year ended December 31, 2016 - Gross Margin

•
The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $54.9 million. Direct expense growth was primarily due to sites associated with the Verizon Transaction.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $18.6 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $357.6 million. Direct expense growth was primarily due to sites associated with the Viom Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $32.8 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $92.7 million. Direct expense growth was primarily due to sites acquired from Airtel.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $31.9 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $65.6 million. Direct expense growth was primarily due to newly acquired or constructed sites.

•	The decrease in services segment gross margin was attributable to the decrease in revenue described above.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Property
U.S.	$151.4	$147.6	$138.6	3%	6%
Asia	82.4	48.2	22.7	71	112
EMEA	67.9	60.9	48.7	11	25
Latin America	77.5	60.7	62.2	28	(2)
Total property	379.2	317.4	272.2	19	17
Services	13.7	12.5	15.7	10	(20)
Other	244.1	213.5	209.9	14	2
Total selling, general, administrative and development expense	$637.0	$543.4	$497.8	17%	9%

Year Ended December 31, 2017 - SG&A

•
The increases in each of our property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs as a result of the Viom Acquisition in our Asia property segment and the FPS Acquisition in our EMEA property segment. The increase in our Asia property segment SG&A was partially driven by an increase in bad debt expense of $24.6 million as a result of aged receivables with certain tenants and the increase in our EMEA property segment SG&A was partially offset by the impact of foreign currency fluctuations and a reduction in bad debt expense of $3.7 million.

•	The increase in our services segment SG&A was primarily attributable to an increase in personnel costs within our tower services group.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $18.1 million and an increase in corporate SG&A.

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

Operating Profit

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Property
U.S.	$2,707.8	$2,489.1	$2,340.4	9%	6%
Asia	433.0	313.5	92.6	38	239
EMEA	320.0	244.9	182.6	31	34
Latin America	716.8	598.1	530.0	20	13
Total property	4,177.6	3,645.6	3,145.6	15	16
Services	50.5	33.1	42.4	53%	(22)%

Year Ended December 31, 2017 - Operating Profit

The growth in operating profit for each of our property segments was primarily attributable to an increase in our segment gross margin, partially offset by increases in our segment SG&A.

The growth in operating profit for our services segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

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

Depreciation, Amortization and Accretion

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Depreciation, amortization and accretion	$1,715.9	$1,525.6	$1,285.3	12%	19%

The increases in depreciation, amortization and accretion expense were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Other operating expenses	$256.0	$73.3	$66.8	249%	10%

The increase in other operating expenses for the year ended December 31, 2017 was primarily attributable to an increase in impairment charges of $182.9 million. These charges included $81.0 million related to tower and network intangible assets and $100.1 million related to tenant relationships in our Asia property segment, primarily due to carrier consolidation-driven churn. The increase in other operating expenses also included an increase of $7.7 million in losses on sales or disposals of assets and $10.0 million to fund our charitable foundation. These items were partially offset by aggregate purchase price refunds of $22.2 million of acquisition costs, primarily relating to an acquisition in Brazil completed in 2014.

The increase in other operating expenses for the year ended December 31, 2016 was primarily attributable to an increase of $23.8 million in losses on sales or disposals of assets and impairments, partially offset by a decrease of $17.3 million in integration, acquisition and merger related expenses.

Total Other Expense

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Total Other expense	$742.3	$727.1	$782.8	2%	(7)%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense during the year ended December 31, 2017 was primarily due to a loss on retirement of long-term obligations of $70.2 million attributable to the redemptions of the 7.25% senior unsecured notes due 2019 (the “7.25% Notes”) and the 4.500% senior unsecured notes due 2018 (the “4.500% Notes”) and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F, compared to the year ended December 31, 2016, where we recorded a gain on retirement of long-term obligations of $1.2 million attributable to the repayment of the Secured Tower Cellular Site Revenue Notes, Series 2012-1, Class A and the Secured Cellular Site Revenue Notes, Series 2010-1, Class C. The increase was also attributable to additional interest expense of $32.5 million due to a $0.9 billion increase in our average debt outstanding. These items were partially offset by foreign currency gains of $26.4 million compared to foreign currency losses of $48.9 million in the prior-year period, as well an additional $9.8 million in interest income compared to the prior-year period.

The decrease in total other expense during the year ended December 31, 2016 was primarily due to foreign currency losses of $48.9 million in the current period, compared to foreign currency losses of $134.7 million in 2015, and a gain on retirement of long-term obligations of $1.2 million in the current period attributable to the repayment of the Secured Cellular Site Revenue Notes, Series 2012-1 Class A and the Secured Cellular Site Revenue Notes, Series 2010-1, Class C compared to the year ended December 31, 2015, where we recorded a loss of $79.6 million, primarily due to the redemption of the 7.000%

senior notes due 2017 and 4.625% senior notes due 2015. This decrease was partially offset by incremental interest expense of $121.2 million, due to an increase of $2.1 billion in our average debt outstanding and an increase in our annualized weighted average cost of borrowing from 3.67% to 3.92%.

Income Tax Provision

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Income tax provision	$30.7	$155.5	$158.0	(80)%	(2)%
Effective tax rate	2.4%	13.8%	19.0%

As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2017, 2016 and 2015 differs from the federal statutory rate.

The decrease in the income tax provision for the year ended December 31, 2017 was primarily attributable to lower uncertain tax position reserve recorded in 2017 than in 2016, a decrease in foreign earnings in India due to impairments, as well as changes in tax laws in certain foreign jurisdictions.

The decrease in the income tax provision for the year ended December 31, 2016 was primarily attributable to a tax election filed in 2015, pursuant to which MIPT no longer operates as a separate REIT for federal and state income tax purposes. In connection with this and related elections, we incurred a one-time cash tax charge of $93.0 million and a one-time deferred income tax benefit of $5.8 million for the year ended December 31, 2015. These items were offset by a one-time increase in tax reserves for the year ended December 31, 2016.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Net income	$1,225.4	$970.4	$672.0	26%	44%
Income tax provision	30.7	155.5	158.0	(80)	(2)
Other (income) expense	(31.3)	47.7	135.0	(166)	(65)
Loss (gain) on retirement of long-term obligations	70.2	(1.2)	79.6	(5,950)	(101)
Interest expense	749.6	717.1	595.9	5	20
Interest income	(35.4)	(25.6)	(16.5)	38	55
Other operating expenses	256.0	73.3	66.8	249	10
Depreciation, amortization and accretion	1,715.9	1,525.6	1,285.3	12	19
Stock-based compensation expense	108.5	89.9	90.5	21	(1)
Adjusted EBITDA	$4,089.6	$3,552.7	$3,066.6	15%	16%

	Year Ended December 31,			Percent Change 2017 vs 2016	Percent Change 2016 vs 2015
	2017	2016	2015
Net income	$1,225.4	$970.4	$672.0	26%	44%
Real estate related depreciation, amortization and accretion	1,516.9	1,358.9	1,128.3	12	20
Losses from sale or disposal of real estate and real estate related impairment charges	244.4	54.5	29.4	348	85
Dividends on preferred stock	(87.4)	(107.1)	(90.2)	(18)	19
Dividend to noncontrolling interest	(13.2)	—	—	100	—
Adjustments for unconsolidated affiliates and noncontrolling interests	(189.1)	(88.2)	(6.3)	(114)	(1,271)
Nareit FFO attributable to American Tower Corporation common stockholders	$2,697.0	$2,188.5	$1,733.2	23	26
Straight-line revenue	(194.4)	(131.7)	(155.0)	48	(15)
Straight-line expense	62.3	67.8	56.1	(8)	21
Stock-based compensation expense	108.5	89.9	90.5	21	(1)
Deferred portion of income tax	(105.8)	59.2	1.0	(279)	6,506
Non-real estate related depreciation, amortization and accretion	199.0	166.7	157.0	19	6
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	26.8	23.1	22.6	16	2
Other (income) expense (1)	(31.3)	47.7	135.0	(166)	(65)
Loss (gain) on retirement of long-term obligations	70.2	(1.2)	79.6	(5,950)	(101)
Other operating expenses (2)	11.6	18.8	37.3	(38)	(50)
Capital improvement capital expenditures	(114.2)	(110.2)	(89.9)	4	23
Corporate capital expenditures	(17.0)	(16.4)	(16.4)	4	—
Adjustments for unconsolidated affiliates and noncontrolling interests	189.1	88.2	6.3	114	1,271
MIPT one-time cash tax charge (3)	—	—	93.0	N/A	(100)
Consolidated AFFO	$2,901.8	$2,490.4	$2,150.3	17%	16%
Adjustments for unconsolidated affiliates and noncontrolling interests (4)	(147.0)	(90.2)	(34.0)	63%	166%
AFFO attributable to American Tower Corporation common stockholders	$2,754.8	$2,400.2	$2,116.3	15%	13%
_______________

(1)	Includes unrealized (gains) losses on foreign currency exchange rate fluctuations of ($26.5 million), $23.4 million and $71.5 million, respectively.

(2)	Primarily includes acquisition-related costs and integration costs. For the year ended December 31, 2017, amount also includes refunds for acquisition costs and a charitable contribution.

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

Year Ended December 31, 2017 - Adjusted EBITDA & AFFO metrics

The increase in net income was primarily due to an increase in our operating profit, decreases in our income tax provision and foreign currency losses included in other expense, partially offset by an increase in depreciation, amortization and accretion expense, and increases in other operating expenses, interest expense and a loss on retirement of long-term obligations of $70.2 million.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $75.5 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit and a decrease in dividends on preferred stock, partially offset by increases in straight-line revenue, cash paid for interest and income taxes and corporate SG&A and capital improvement expenditures.

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

Liquidity and Capital Resources
Overview
During the year ended December 31, 2017, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2017 financing transactions included:

•	A registered public offering of 500.0 million Euros ($532.2 million at the date of issuance) aggregate principal amount of 1.375% senior unsecured notes due 2025 (the “1.375% Notes”).

•	A registered public offering of $750.0 million aggregate principal amount of 3.55% senior unsecured notes due 2027 (the “3.55% Notes”).

•
Registered public offerings of $700.0 million aggregate principal amount of 3.000% senior unsecured notes due 2023 (the “3.000% Notes”) and $700.0 million aggregate principal amount of 3.600% senior unsecured notes due 2028 (the “3.600% Notes”).

•
Amendment of our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), our senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and our unsecured term loan entered into in October 2013, as amended (the “Term Loan”) to, among other things, extend the maturity dates by one year and reduce the Applicable Margins (as defined in the 2013 Credit Facility) and the commitment fees set forth in the 2013 Credit Facility.

•	Redemptions of the 7.25% Notes and the 4.500% Notes for an aggregate of $1.3 billion.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes our liquidity as of December 31, 2017 (in millions):

Available under the 2013 Credit Facility	$674.4
Available under the 2014 Credit Facility	1,505.0
Letters of credit	(10.3)
Total available under credit facilities, net	2,169.1
Cash and cash equivalents	802.1
Total liquidity	$2,971.2

Subsequent to December 31, 2017, we borrowed an additional $325.0 million under the 2013 Credit Facility and $600.0 million under the 2014 Credit Facility, which were primarily used for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2017	2016	2015
Net cash provided by (used for):
Operating activities	$2,925.6	$2,701.7	$2,166.9
Investing activities	(2,800.9)	(2,102.3)	(7,741.7)
Financing activities	(113.0)	(99.3)	5,593.1
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	6.7	(26.5)	(29.1)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$18.4	$473.6	$(10.8)
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
As of December 31, 2017, we had total outstanding indebtedness of $20.3 billion, with a current portion of $775.0 million. During the year ended December 31, 2017, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2018, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of December 31, 2017, we had $632.8 million of cash and cash equivalents held by our foreign subsidiaries, of which $289.9 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.
Cash Flows from Operating Activities

For the year ended December 31, 2017, cash provided by operating activities increased $223.9 million as compared to the year ended December 31, 2016. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2016, include:

•	An increase in our operating profit of $549.4 million;

•	An increase of approximately $67.0 million in cash paid for interest;

•	An increase of approximately $62.7 million in straight-line revenue: and

•	An increase of approximately $40.3 million in cash paid for taxes.

For the year ended December 31, 2016, cash provided by operating activities increased $534.8 million as compared to the year ended December 31, 2015. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2015, include:

•	An increase in our operating profit of $490.7 million;

•	An increase of approximately $67.1 million in cash paid for interest; and

•	A decrease of approximately $60.9 million in cash paid for taxes.
Cash Flows from Investing Activities

Our significant investing activities during the year ended December 31, 2017 are highlighted below:

•
We spent approximately $2.0 billion for acquisitions, primarily related to the funding of the FPS Acquisition, as well as tower acquisitions in the United States, and the acquisition of urban telecommunications assets in Mexico.

•	We spent $824.2 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$170.0
Ground lease purchases	131.2
Capital improvements and corporate expenditures (2)	131.2
Redevelopment	204.5
Start-up capital projects	187.3
Total capital expenditures (3)	$824.2
_______________

(1)	Includes the construction of 1,960 communications sites globally.

(2)
Includes $31.8 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, term loan and capital leases in the cash flow from financing activities in our consolidated statements of cash flows.

(3)	Net of purchase credits of $11.2 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.
Our significant investing transactions in 2016 included the following:

•	We spent approximately $1.1 billion for the Viom Acquisition.

•	We spent $701.4 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$149.7
Ground lease purchases	153.3
Capital improvements and corporate expenditures (2)	126.7
Redevelopment	147.4
Start-up capital projects	124.3
Total capital expenditures	$701.4
_______________

(1)	Includes the construction of 1,869 communications sites globally.

(2)
Includes $18.9 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes and capital leases in the cash flow from financing activities in our consolidated statement of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We expect that our 2018 total capital expenditures will be between $850 million and $950 million, as follows (in millions):

Discretionary capital projects (1)	$255	to	$285
Ground lease purchases	150	to	170
Capital improvements and corporate expenditures	155	to	175
Redevelopment	210	to	230
Start-up capital projects	80	to	90
Total capital expenditures	$850	to	$950
_______________

(1)	Includes the construction of approximately 2,500 to 3,500 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Proceeds from issuance of senior notes, net	$2,674.0	$3,236.4	$1,492.3
Proceeds from (repayments of) credit facilities, net	628.6	(1,277.1)	2,105.0
Distributions paid on common and preferred stock	(1,164.4)	(993.2)	(795.5)
Purchases of common stock	(766.3)	—	—
Repayments of securitized notes	(302.5)	(161.1)	(964.9)
Contributions from noncontrolling interest holders, net (1)	264.3	238.5	7.2
Repayment of senior notes	(1,300.0)	—	(1,100.0)
(Repayments of) proceeds from term loan	—	(1,000.0)	500.0
Proceeds from the issuance of common stock, net	—	—	2,440.3
Proceeds from the issuance of preferred stock, net	—	—	1,337.9
Proceeds from issuance of securitized notes	—	—	875.0
_______________
(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Senior Notes
1.375% Senior Notes Offering. On April 6, 2017, we completed a registered public offering of the 1.375% Notes. The net proceeds from this offering were approximately 489.8 million Euros (approximately $521.4 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and for general corporate purposes.

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

3.55% Senior Notes Offering. On June 30, 2017, we completed a registered public offering of the 3.55% Notes. The net proceeds from this offering were approximately $741.8 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

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

3.000% Senior Notes and 3.600% Senior Notes Offerings. On December 8, 2017, we completed registered public offerings of the 3.000% Notes and the 3.600% Notes. The net proceeds from these offerings were approximately $1,382.9 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and 2014 Credit Facility.

The 3.000% Notes will mature on June 15, 2023 and bear interest at a rate of 3.000% per annum. The 3.600% Notes will mature on January 15, 2028 and bear interest at a rate of 3.600% per annum. Accrued and unpaid interest on the 3.000% notes will be payable in U.S. Dollars semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018. Accrued and unpaid interest on the 3.600% notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. Interest on the 3.000% Notes and the 3.600% Notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on December 8, 2017. We entered into interest rate swaps, which were designated as fair value hedges at inception, to hedge against changes in fair value of $500.0 million of the $700.0 million under the 3.000% Notes resulting from changes in interest rates. As of December 31, 2017, the interest rate on the 3.000% Notes, after giving effect to the interest rate swap agreements, was 2.49%.

We may redeem each series of senior notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 1.375% Notes on or after January 4, 2025, the 3.55% Notes on or after April 15, 2027 or the 3.600% Notes on or after October 15, 2027, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Bank Facilities
In December 2017, we entered into amendment agreements with respect to the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan, which, among other things, (i) extend the maturity dates by one year to June 28, 2021, January 31, 2023 and January 31, 2023, respectively and (ii) reduces the Applicable Margins (as defined in the loan agreement) of the 2013 Credit Facility and the commitment fees set forth therein.

2013 Credit Facility. We have the ability to borrow up to $2.75 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2017, we borrowed an aggregate of $3.8 billion and repaid an aggregate of $2.3 billion of revolving indebtedness. We primarily used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $4.0 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. We have the ability to borrow up to $2.0 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2017, we borrowed an aggregate of $815.0 million and repaid an aggregate of $1.7 billion of revolving indebtedness. We primarily used the borrowings to fund acquisitions and for general corporate purposes. We currently have $6.3 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

The Term Loan, the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rate on the 2013 Credit Facility ranges between 0.875% to 1.750% above LIBOR for LIBOR based borrowings or up to 0.750% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current margin over LIBOR and the base rate for the 2013 Credit Facility is 1.125% and 0.125%, respectively. The interest rates on the Term Loan and the 2014 Credit Facility range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current margin over LIBOR and the base rate for each of the Term Loan and the 2014 Credit Facility is 1.250% and 0.250%, respectively.
The 2013 Credit Facility and the 2014 Credit Facility are subject to two optional renewal periods and we must pay a quarterly commitment fee on the undrawn portion of each facility. The commitment fee for the 2013 Credit Facility ranges from 0.100% to 0.350% per annum, based upon our debt ratings, and is currently 0.1250%. The commitment fee for the 2014 Credit Facility ranges from 0.100% to 0.400% per annum, based upon our debt ratings, and is currently 0.150%.
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
India indebtedness. Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2017 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	26,740	$418.7	7.90% - 8.65%	January 24, 2018 - November 30, 2024
Debenture	6,000	$93.9	9.55%	April 28, 2020
Working capital facilities	0	$0	8.05% - 8.75%	March 18, 2018 - October 23, 2018
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
India preference shares. On March 2, 2017, ATC TIPL issued 166,666,666 mandatorily redeemable preference shares (the “Preference Shares”) and used the proceeds to redeem the preference shares previously issued by Viom (the “Viom Preference Shares”). The Preference Shares are to be redeemed on March 2, 2020 and have a dividend rate of 10.25% per annum. As of December 31, 2017, ATC TIPL had 166,666,666 mandatorily redeemable preference shares (the “Preference Shares”) outstanding, which are required to be redeemed in cash. Accordingly, we recognized debt of 1.67 billion INR ($26.1 million) related to the Preference Shares.
Stock Repurchase Programs. We have two stock repurchase programs, the 2011 Buyback and the 2017 Buyback.
During the year ended December 31, 2017, we resumed the 2011 Buyback and repurchased 6,099,150 shares of our common stock thereunder for an aggregate of $766.3 million, including commissions and fees. We had no repurchases under the 2017 Buyback.
Under each program, we are authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, and subject to market conditions and other factors.

We expect to continue managing the pacing of the remaining $344.8 million under the 2011 Buyback and the $2.0 billion authorized under the 2017 Buyback in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback and the 2017 Buyback are subject to us having available cash to fund repurchases.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2017, we received an aggregate of $119.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $4.3 billion to our common stockholders, including the dividend paid in January 2018, primarily classified as ordinary income.
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
We had two series of preferred stock, the Series A Preferred Stock, with a dividend rate of 5.25%, and the Series B Preferred Stock, with a dividend rate of 5.50%. Dividends were payable quarterly in arrears, subject to declaration by our Board of Directors. During the year ended December 31, 2017, we paid dividends of $2.625 per share, or $15.8 million, to Series A preferred stockholders of record and $55.00 per share, or $75.6 million, to Series B preferred stockholders of record. During the year ended December 31, 2017, all outstanding shares of the Series A Preferred Stock converted at a rate of 0.9337 per share into an aggregate of 5,602,153 shares of our common stock pursuant to the provisions of the Certificate of Designations governing the Series A Preferred Stock.
In addition, on February 15, 2018, we paid dividends of $13.75 per share, or $18.9 million, to Series B Preferred Stockholders of record at the close of business on February 1, 2018. On February 15, 2018, all outstanding shares of the Series B Preferred Stock converted at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into shares of our common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock. As a result of the conversions of the Series B Preferred Stock in 2018, we issued an aggregate of 12,020,064 shares of our common stock.
During the year ended December 31, 2017, we paid $2.50 per share, or $1.1 billion, to common stockholders of record. In addition, we declared a distribution of $0.70 per share, or $300.2 million, paid on January 16, 2018 to our common stockholders of record at the close of business on December 28, 2017.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of December 31, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $10.1 million. During the year ended December 31, 2017, we paid $3.0 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common and preferred stockholders during the year ended December 31, 2017, see note 15 to our consolidated financial statements included in this Annual Report.
Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2017 (in millions):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt, including current portion:
American Tower Corporation debt:
2013 Credit Facility	$—	$—	$—	$2,075.6	$—	$—	$2,075.6
Term Loan	—	—	—	—	—	1,000.0	1,000.0
2014 Credit Facility	—	—	—	—	—	495.0	495.0
3.40% senior notes	—	1,000.0	—	—	—	—	1,000.0
2.800% senior notes	—	—	750.0	—	—	—	750.0
5.050% senior notes	—	—	700.0	—	—	—	700.0
3.300% senior notes	—	—	—	750.0	—	—	750.0
3.450% senior notes	—	—	—	650.0	—	—	650.0
5.900% senior notes	—	—	—	500.0	—	—	500.0
2.250% senior notes	—	—	—	—	600.0	—	600.0
4.70% senior notes	—	—	—	—	700.0	—	700.0
3.50% senior notes	—	—	—	—	—	1,000.0	1,000.0
3.000% senior notes	—	—	—	—	—	700.0	700.0
5.00% senior notes	—	—	—	—	—	1,000.0	1,000.0
1.375% senior notes	—	—	—	—	—	600.2	600.2
4.000% senior notes	—	—	—	—	—	750.0	750.0
4.400% senior notes	—	—	—	—	—	500.0	500.0
3.375% senior notes	—	—	—	—	—	1,000.0	1,000.0
3.125% senior notes	—	—	—	—	—	400.0	400.0
3.55% senior notes	—	—	—	—	—	750.0	750.0
3.600% senior notes	—	—	—	—	—	700.0	700.0
Total American Tower Corporation debt	—	1,000.0	1,450.0	3,975.6	1,300.0	8,895.2	16,620.8
American Tower subsidiary debt:
Series 2013-1A securities (1)	500.0	—	—	—	—	—	500.0
Series 2013-2A securities (2)	—	—	—	—	—	1,300.0	1,300.0
Series 2015-1 notes (3)	—	—	350.0	—	—	—	350.0
Series 2015-2 notes (4)	—	—	—	—	—	525.0	525.0
India indebtedness (5)	196.8	59.1	138.7	33.0	33.0	52.1	512.7
India preference shares (6)	—	—	26.1	—	—	—	26.1
Shareholder loans (7)	—	66.5	—	—	—	34.1	100.6
Other subsidiary debt (8)	53.9	49.1	52.4	29.6	45.2	17.5	247.7
Total American Tower subsidiary debt	750.7	174.7	567.2	62.6	78.2	1,928.7	3,562.1
Long-term obligations, excluding capital leases	750.7	1,174.7	2,017.2	4,038.2	1,378.2	10,823.9	20,182.9
Cash interest expense	720.2	674.4	610.3	502.9	385.3	721.7	3,614.8
Capital lease payments (including interest)	34.2	30.5	25.9	21.4	17.7	166.5	296.2
Total debt service obligations	1,505.1	1,879.6	2,653.4	4,562.5	1,781.2	11,712.1	24,093.9
Operating lease payments (9)	923.5	887.1	847.9	810.8	768.4	6,533.3	10,771.0
Other non-current liabilities (10)(11)	11.1	10.7	14.6	7.1	1.7	3,038.6	3,083.8
Total	$2,439.7	$2,777.4	$3,515.9	$5,380.4	$2,551.3	$21,284.0	$37,948.7
_______________

(1)	Represents anticipated repayment date; final legal maturity is March 15, 2043.

(2)	Represents anticipated repayment date; final legal maturity is March 15, 2048.

(3)	Represents anticipated repayment date; final legal maturity is June 15, 2045.

(4)	Represents anticipated repayment date; final legal maturity is June 15, 2050.

(5)	Denominated in INR. Debt includes India working capital facility, remaining debt assumed by us in connection with the Viom Acquisition and debt that has been entered into by ATC TIPL.

(6)	Mandatorily redeemable preference shares classified as debt.

(7)	Reflects balances owed to our joint venture partners in Ghana and Uganda. The Ghana loan is denominated in GHS and the Uganda loan is denominated in UGX.

(8)
Includes the BR Towers debentures, which are denominated in BRL and amortize through October 15, 2023, the South African credit facility, which is denominated in ZAR and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in COP and amortizes through April 24, 2021 and the Brazil credit facility, which is denominated in BRL and matures on January 15, 2022.

(9)
Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases.

(10)
Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(11)
Excludes $94.8 million of liabilities for unrecognized tax positions and $29.0 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

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

Internally Generated Funds. Because the majority of our tenant leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2017 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of December 31, 2017, we were in compliance with each of these covenants.

Compliance Tests For 12 Months Ended December 31, 2017 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $5.0	~ $0.8
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $9.0 (4)	~ $3.0 (4)
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A issued in the 2013 Securitization (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2017, $107.3 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2017	DSCR as of December 31, 2017	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period

2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$195.4	8.42x	$190.0	$194.0
2013 Securitization	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A	1.30x, Tested Quarterly (2)	(3)(5)	$548.2	12.14x	$520.9	$528.1
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of December 31, 2017 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

(2)
Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2017. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
In October 2017, one of our tenants in Asia, Tata Teleservices, informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider.
We considered these recent developments regarding these events when conducting our annual impairment test for the Tata Teleservices tenant relationship, which did not result in an impairment since the estimated probability-weighted undiscounted cash flows were in excess of the carrying value of this asset by approximately $33.5 million, or 7%.
Key assumptions included in the undiscounted cash flows were future revenue projections, estimates of ongoing tenancies, operating margins and the probability weightings assigned to the future cash flow scenarios. For this tenant relationship intangible asset, we performed a sensitivity analysis on our significant assumptions and determined that a 7% reduction on projected cash flows, which we determined to be reasonable, would impact our conclusion that the undiscounted future cash flows to be generated from the tenant relationship exceeds its carrying value.
We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from Tata Teleservices could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles, which have a current net book value of $436.4 million.

•
Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable.

Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. We utilize the two step impairment test and employ a discounted cash flow analysis when testing goodwill for impairment. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. Under the first step of this test, we compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, we conduct the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.
During the year ended December 31, 2017, no potential impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately $99.1 million, or 3%. As a result of the telecommunications carrier consolidation occurring in the India market, we lowered our discounted cash flow projections, which increases the sensitivity of these projections to changes in the key assumptions used in determining the fair value of the India reporting unit as of December 31, 2017. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.

For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that (i) a 6% reduction on projected revenues, (ii) a 21 basis point increase in the weighted-average cost of capital or (iii) a 10% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. Events that could negatively affect our India reporting units financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies, and other factors set forth in Item 1A of this Annual Report under the caption “Risk Factors.”
The carrying value of goodwill in the India reporting unit was $1,095.0 million as of December 31, 2017, which represents 19% of our consolidated balance of $5,638.4 million.

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

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $68.3 million during the year ended December 31, 2017. The change in 2017 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•
Acquisitions: We evaluate each of our acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill. For those acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with our results from the dates of the respective acquisitions. Any excess of the purchase price paid over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. We continue to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future tenant cash flows, including rate and terms of renewal and attrition.

•
Revenue Recognition: Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2017, 2016 and 2015 were $194.4 million, $131.7 million and $155.0 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable leases. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 53% of our revenues derived from four tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

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

The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act contains several key provisions including, among other things, a one-time mandatory deemed repatriation of all post-1986 untaxed foreign earnings and profits, a reduction in the corporate income rate from 35% to 21% for tax years beginning after December 31, 2017 and the introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (“GILTI”).

The SEC staff issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We have recognized the provisional impacts of the Tax Act in our consolidated financial statements for the year ended December 31, 2017. We estimated these amounts to not be material, however, our estimates are provisional and subject to further analysis.

The Financial Accounting Standards Board also provided additional guidance to address the accounting for the effects of the provisions related to the taxation of GILTI, noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to include the tax expense in the year it is incurred. We have not completed our analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the permitted measurement period.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated financial statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table provides information as of December 31, 2017 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in millions, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$721.1	$1,143.5	$1,981.6	$1,946.0	$1,343.5	$9,395.6	$16,531.3	$16,827.9
Weighted-Average Interest Rate (a)	4.17%	5.24%	4.14%	4.17%	3.77%	3.58%
Variable Rate Debt (b)	$53.9	$49.1	$52.4	$2,105.2	$45.2	$1,512.5	$3,818.3	$3,818.3
Weighted-Average Interest Rate (b)(c)	8.58%	8.44%	8.45%	2.72%	8.24%	2.85%

Interest Rate Swaps
Hedged Variable-Rate Notional Amount	$5.0	$5.0	$6.7	$6.8	$—	$—	$23.5	$—	(d)
Fixed Rate Debt Rate (e)							9.74%
Hedged Fixed-Rate Notional Amount	$—	$—	$—	$—	$—	$1,100.0	$1,100.0	$29.0	(f)
Variable Rate Debt Rate (g)							1.99%
_______________

(a)
Fixed rate debt consisted of: Securities issued in the 2013 Securitization; the 3.40% senior notes due 2019; Securities issued in the 2015 Securitization; the 2.800% senior notes due 2020; the 5.050% senior notes due 2020; the 3.300% senior notes due 2021; the 3.450% senior notes due 2021; the 5.900% senior notes due 2021; the 2.250% senior notes due 2022 (the “2.250% Notes”); the 4.70% senior notes due 2022; the 3.50% senior notes due 2023; the 3.000% Notes; the 5.00% senior notes due 2024; the 1.375% Notes; the 4.000% senior notes due 2025; the 4.400% senior notes due 2026; the 3.375% senior notes due 2026; the 3.125% senior notes due 2027; the 3.55% Notes; the 3.600% Notes; the Ghana loan which matures December 31, 2019; the Uganda loan which matures on December 31, 2023; the India indebtedness, with maturity dates ranging from January 24, 2018 to November 30, 2024; and other debt including capital leases.

(b)
Variable rate debt consisted of: the Term Loan, which matures on January 31, 2023; the 2014 Credit Facility, which matures on January 31, 2023; the 2013 Credit Facility, which matures on June 28, 2021; the BR Towers debentures, which amortize through October 15, 2023, the South African credit facility, which amortizes through December 17, 2020; the Colombian credit facility, which amortizes through April 24, 2021; and the Brazil credit facility, which matures on January 15, 2022.

(c)	Based on rates effective as of December 31, 2017.

(d)	As of December 31, 2017, the interest rate swap agreement in Colombia was included in Other non-current liabilities on the consolidated balance sheet.

(e)
Represents the fixed rate of interest based on contractual notional amount as a percentage of the total notional amount. The interest rate is comprised of fixed interest of 5.74%, per the interest rate agreement, and a fixed margin of 4.00%, per the loan agreement for the Colombian credit facility.

(f)	As of December 31, 2017, the interest rate swap agreements in the U.S. were included in Other non-current liabilities on the consolidated balance sheet.

(g)	Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.

Interest Rate Risk
As of December 31, 2017, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $23.5 million and an interest rate of 5.74% and expires in April 2021. We have three interest rate swap agreements related to the 2.250% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2017 consisted of $495.0 million under the 2014 Credit Facility, $2,075.6 million under the 2013 Credit Facility, $1,000.0 million under the Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $70.5 million under the South African credit facility, $23.5 million under the Colombian credit facility after giving effect to our interest rate swap agreements, $92.7 million under the BR Towers debentures and $37.6 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $13.7 million of interest expense for the year ended December 31, 2017.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2017, 44% of our revenues and 51% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2017, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $90.2 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2017.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2017 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2018

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 20, 2018 are set forth below:

James D. Taiclet, Jr.	57	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	59	Executive Vice President, Chief Financial Officer and Treasurer
Edmund DiSanto	65	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	54	Executive Vice President, International Operations and President, Latin America and EMEA
Steven C. Marshall	56	Executive Vice President and President, U.S. Tower Division
Robert J. Meyer, Jr.	54	Senior Vice President, Finance and Corporate Controller
Amit Sharma	67	Executive Vice President and President, Asia

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot and served in the Gulf War. He holds a Master in Public Affairs degree from Princeton University, where he was awarded a Fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet is a member of the Council on Foreign Relations, the Business Roundtable and the Commercial Club of Boston. He is also a member of the Digital Communications Governors Community of the World Economic Forum (Davos). He also serves as a member of the Executive Board of The National Association of Real Estate Investment Trusts (Nareit), the Board of Trustees of Brigham and Women's Health Care, Inc., the Advisory Council for the Princeton University Woodrow Wilson School of Public and International Affairs, and the board of directors of Lockheed Martin Corporation. In August 2015, Mr. Taiclet was appointed to the U.S.-India CEO Forum by the U.S. Department of Commerce.

Thomas A. Bartlett is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer and assumed the role of Treasurer in July 2017, having previously served in that role from February 2012 until December 2013. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. from November 2005 to March 2009. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett currently serves on the board of directors of Equinix, Inc. Mr. Bartlett earned an M.B.A. from Rutgers University, a Bachelor of Science in Engineering from Lehigh University and became a Certified Public Accountant.

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

Steven C. Marshall is our Executive Vice President and President, U.S. Tower Division. Mr. Marshall served as our Executive Vice President, International Business Development from November 2007 through March 2009, at which time he was appointed to his current position. Prior to joining us, Mr. Marshall was with National Grid Plc, where he served in a number of leadership and business development positions since 1997. Between 2003 and 2007, Mr. Marshall was Chief Executive Officer, National Grid Wireless, where he led National Grid’s wireless tower infrastructure business in the United States and United Kingdom, and held directorships with Digital UK and FreeView during this period. In addition, while at National Grid, as well as during earlier tenures at Costain Group Plc and Tootal Group Plc, he led operational and business development efforts in Latin America, India, Southeast Asia, Africa and the Middle East. Mr. Marshall has served as director for WIA - The Wireless Infrastructure Association, formerly known as PCIA, since October 2010 and as its chairperson since June 2017, as a director of CTIA - the Wireless Association since January 2017 and as director of the Federated Wireless Board since September 2017. Mr. Marshall previously served as director of the Competitive Carriers Association, formerly known as the Rural Cellular Association, from April 2011 to October 2017. Mr. Marshall earned an M.B.A. from Manchester Business School in Manchester, England and a Bachelor of Science with honors in Building and Civil Engineering from the Victoria University of Manchester, England.

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
The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(3)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(4)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(6)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(7)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(8)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(9)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(11)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013;

(16)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2013;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 1, 2013;

(18)	Registration Statement on Form S-3ASR (File No. 333-188812) filed on May 23, 2013;

(19)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 31, 2013;

(20)	Current Report on Form 8-K (File No. 001-14195) filed on August 19, 2013;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2013;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on May 12, 2014;

(23)	Current Report on Form 8-K (File No. 001-14195) filed on August 7, 2014;

(24)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2014;

(25)	Current Report on Form 8-K (File No. 001-14195) filed on February 23, 2015;

(26)	Annual Report on Form 10-K (File No. 001-14195) filed on February 24, 2015;

(27)	Current Report on Form 8-K (File No. 001-14195) filed on March 3, 2015;

(28)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on April 30, 2015;

(29)	Current Report on Form 8-K (File No. 001-14195) filed on May 7, 2015;

(30)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 29, 2015;

(31)	Current Report on Form 8-K (File No. 001-14195) filed on January 12, 2016;

(32)	Current Report on Form 8-K (File No. 001-14195) filed on February 16, 2016;

(33)	Annual Report on Form 10-K (File No. 001-14195) filed on February 26, 2016;

(34)	Current Report on Form 8-K (File No. 001-14195) filed on March 9, 2016;

(35)	Current Report on Form 8-K (File No. 001-14195) filed on May 13, 2016;

(36)	Current Report on Form 8-K (File No. 001-14195) filed on September 30, 2016;

(37)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2017;

(38)	Current Report on Form 8-K (File No. 001-14195) filed on March 14, 2017;

(39)	Current Report on Form 8-K (File No. 001-14195) filed on April 6, 2017;

(40)	Current Report on Form 8-K (File No. 001-14195) filed on June 30, 2017; and

(41)	Current Report on Form 8-K (File No. 001-14195) filed on December 8, 2017.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1 (11)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	3.1 (13)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2 (13)

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	3.1 (32)

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	3.1 (22)

3.5	Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	3.1 (27)

4.1	Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.3 (9)

4.2	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	4.12 (18)

4.3
Supplemental Indenture No. 1, dated as of August 16, 2010, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.050% Senior Notes due 2020
4 (10)

4.4
Supplemental Indenture No. 3, dated as of October 6, 2011, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 5.900% Senior Notes due 2021
4.1 (12)

4.5
Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated as of May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee
4.6 (13)

4.6
Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.70% Senior Notes due 2022
4.1 (14)

4.7
Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023
4.1 (15)

4.8
Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.40% Senior Notes due 2019 and the 5.00% Senior Notes due 2024
4.1 (20)

4.9
Supplemental Indenture No. 2, dated as of August 7, 2014, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.450% Senior Notes due 2021
4.1 (23)

4.10
Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 2.800% Senior Notes due 2020 and the 4.000% Senior Notes due 2025
4.1 (29)

4.11
Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.300% Senior Notes due 2021 and the 4.400% Senior Notes due 2026
4.1 (31)

4.12
Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.375% Senior Notes due 2026
4.1 (35)

Exhibit No.	Description of Document	Exhibit File No.

4.13
Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 2.250% Senior Notes due 2022 and the 3.125% Senior Notes due 2027
4.1 (36)

4.14
Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and between the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 1.375% Senior Notes due 2025
4.1 (39)

4.15
Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.55% Senior Notes due 2027
4.1 (40)

4.16
Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.000% Senior Notes due 2023 and the 3.600% Senior Notes due 2028
4.1 (41)

4.17
Deposit Agreement, dated March 3, 2015, among the Company, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the depositary receipts evidencing the depositary shares, for the 5.50% Mandatory Convertible Preferred Stock, Series B
4.1 (27)

4.18
Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as obligors, and The Bank of New York Mellon, as trustee
4.2 (30)

4.19	Series 2015-1 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.3 (30)

4.20	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.4 (30)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (3)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5 (8)

10.3	American Tower Corporation 2007 Equity Incentive Plan	Annex A (4)*

10.4	Amendment to American Tower Corporation 2007 Equity Incentive Plan	10.1 (38)

10.5	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.6 (16)*

10.6	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.31 (16)*

10.7	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.8 (16)*

10.8	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.9 (16)*

10.9	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.1 (25)*

Exhibit No.	Description of Document	Exhibit File No.
10.10	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (U.S. Employee / Time) (Non-Employee Director) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.1 (34)*

10.11	Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan	10.2 (34)*

10.12	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10 (2)*

10.13	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1 (5)*

10.14
First Amended and Restated Loan and Security Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender
10.1 (17)

10.15
First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager
10.2 (17)

10.16
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
10.3 (17)

10.17
First Amended and Restated Trust and Servicing Agreement, dated as of March 15, 2013, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee
10.4 (17)

10.18	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1 (1)

10.19	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2 (1)

10.20	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.21	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7 (7)**

10.22	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on March 3, 2017)	*

10.23	Form of Waiver and Termination Agreement	10.4 (6)

10.24	American Tower Corporation Severance Plan, as amended	10.35 (8)*

10.25	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36 (8)*

10.26	Amended and Restated Letter Agreement, dated February 27, 2017, by and between the Company and William H. Hess	10.2 (38)*

Exhibit No.	Description of Document	Exhibit File No.

10.27	Letter Agreement, dated as of March 7, 2017, by and between the Company and Steven C. Marshall	10.3 (38)*

10.28
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
10.1 (19)

10.29
First Amendment to Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.7 (21)

10.30
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
10.8 (21)

10.31
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
10.1 (24)

10.32
Second Amendment to Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and all of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.2 (24)

10.33
First Amendment to Term Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.3 (24)

10.34
First Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.51 (26)

10.35
Second Amendment to Term Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.52 (26)

10.36
Third Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.53 (26)

10.37
Second Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.54 (26)

10.38
Third Amendment to Term Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.55 (26)

Exhibit No.	Description of Document	Exhibit File No.

10.39
Fourth Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.56 (26)

10.40
Third Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.43 (33)

10.41
Fourth Amendment to Term Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.44 (33)

10.42
Fifth Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.45 (33)

10.43
Fourth Amendment to Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.44 (37)

10.44
Fifth Amendment to Term Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.45 (37)

10.45
Sixth Amendment to Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.46 (37)

10.46
Fifth Amendment to Loan Agreement, dated as of December 15, 2017, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014

Filed herewith as Exhibit 10.46

10.47
Sixth Amendment to Term Loan Agreement, dated as of December 15, 2017, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
Filed herewith as Exhibit 10.47

10.48
Seventh Amendment to Loan Agreement, dated as of December 15, 2017, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013

Filed herewith as Exhibit 10.48

10.49	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications, Inc.	10.45 (26)

10.50	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10.8 (28)

10.51	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10.9 (28)

10.52	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10.10 (28)

10.53	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10.11 (28)

10.54	Share Purchase Agreement, dated as of October 21, 2015, amongst ATC Asia Pacific Pte. Ltd., American Tower International, Inc., Viom Networks Limited, and certain of its existing shareholders	10.52 (33)

Exhibit No.	Description of Document	Exhibit File No.

10.55
Shareholders Agreement, dated as of October 21, 2015, by and amongst Viom Networks Limited, Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited, SBI Macquarie Infrastructure Trust and ATC Asia Pacific Pte. Ltd.
10.53 (33)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2018.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
James D. Taiclet, Jr.

/S/ THOMAS A. BARTLETT	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2018
Thomas A. Bartlett

/S/ ROBERT J. MEYER, JR	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 27, 2018
Robert J. Meyer, Jr.

/S/ RAYMOND P. DOLAN	Director	February 27, 2018
Raymond P. Dolan

/S/ ROBERT D. HORMATS	Director	February 27, 2018
Robert D. Hormats

/S/ GUSTAVO LARA CANTU	Director	February 27, 2018
Gustavo Lara Cantu

/S/ GRACE D. LIEBLEIN	Director	February 27, 2018
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 27, 2018
Craig Macnab

/S/ JOANN A. REED	Director	February 27, 2018
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Director	February 27, 2018
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 27, 2018
David E. Sharbutt

/S/ SAMME L. THOMPSON	Director	February 27, 2018
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2018

We have served as the Company's auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$802.1	$787.2
Restricted cash	152.8	149.3
Short-term investments	1.0	4.0
Accounts receivable, net	513.6	308.4
Prepaid and other current assets	568.6	441.0
Total current assets	2,038.1	1,689.9
PROPERTY AND EQUIPMENT, net	11,101.0	10,517.3
GOODWILL	5,638.4	5,070.7
OTHER INTANGIBLE ASSETS, net	11,783.3	11,274.6
DEFERRED TAX ASSET	204.4	195.7
DEFERRED RENT ASSET	1,499.0	1,289.5
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	950.1	841.5
TOTAL	$33,214.3	$30,879.2
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$142.9	$118.7
Accrued expenses	854.3	620.5
Distributions payable	304.4	250.6
Accrued interest	166.9	157.3
Current portion of long-term obligations	774.8	238.8
Unearned revenue	268.8	245.4
Total current liabilities	2,512.1	1,631.3
LONG-TERM OBLIGATIONS	19,430.3	18,294.7
ASSET RETIREMENT OBLIGATIONS	1,175.3	965.5
DEFERRED TAX LIABILITY	898.1	777.6
OTHER NON-CURRENT LIABILITIES	1,244.2	1,142.6
Total liabilities	25,260.0	22,811.7
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,126.2	1,091.3
EQUITY (shares in thousands):
Preferred stock: $.01 par value; 20,000 shares authorized;
5.25%, Series A, 6,000 shares issued, 0 and 6,000 shares outstanding; aggregate liquidation value of $0.0 and $0.6, respectively	—	0.1
5.50%, Series B, 1,375 shares issued, 1,375 shares outstanding; aggregate liquidation value of $1.4	0.0	0.0
Common stock: $.01 par value; 1,000,000 shares authorized; 437,729 and 429,913 shares issued; and 428,820 and 427,103 shares outstanding, respectively	4.4	4.3
Additional paid-in capital	10,247.5	10,043.5
Distributions in excess of earnings	(1,058.1)	(1,077.0)
Accumulated other comprehensive loss	(1,978.3)	(1,999.3)
Treasury stock (8,909 and 2,810 shares at cost, respectively)	(974.0)	(207.7)
Total American Tower Corporation equity	6,241.5	6,763.9
Noncontrolling interests	586.6	212.3
Total equity	6,828.1	6,976.2
TOTAL	$33,214.3	$30,879.2
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES:
Property	$6,565.9	$5,713.1	$4,680.4
Services	98.0	72.6	91.1
Total operating revenues	6,663.9	5,785.7	4,771.5
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $2.1, $1.7 and $1.6, respectively)	2,022.0	1,762.7	1,275.4
Services (including stock-based compensation expense of $0.8, $0.7 and $0.4, respectively)	34.6	27.7	33.4
Depreciation, amortization and accretion	1,715.9	1,525.6	1,285.3
Selling, general, administrative and development expense (including stock-based compensation expense of $105.6, $87.5 and $88.5, respectively)	637.0	543.4	497.8
Other operating expenses	256.0	73.3	66.8
Total operating expenses	4,665.5	3,932.7	3,158.7
OPERATING INCOME	1,998.4	1,853.0	1,612.8
OTHER INCOME (EXPENSE):
Interest income, TV Azteca, net of interest expense of $1.2, $1.2 and $0.8, respectively	10.8	10.9	11.2
Interest income	35.4	25.6	16.5
Interest expense	(749.6)	(717.1)	(595.9)
(Loss) gain on retirement of long-term obligations	(70.2)	1.2	(79.6)
Other income (expense) (including unrealized foreign currency gains (losses) of $26.5, ($23.4), and ($71.5), respectively)	31.3	(47.7)	(135.0)
Total other expense	(742.3)	(727.1)	(782.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,256.1	1,125.9	830.0
Income tax provision	(30.7)	(155.5)	(158.0)
NET INCOME	1,225.4	970.4	672.0
Net loss (income) attributable to noncontrolling interests	13.5	(14.0)	13.1
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	1,238.9	956.4	685.1
Dividends on preferred stock	(87.4)	(107.1)	(90.2)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$1,151.5	$849.3	$594.9
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$2.69	$2.00	$1.42
Diluted net income attributable to American Tower Corporation common stockholders	$2.67	$1.98	$1.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	428,181	425,143	418,907
DILUTED	431,688	429,283	423,015
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,225.4	$970.4	$672.0
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, net of tax expense of $0, $0 and $0.1, respectively	(0.4)	(0.4)	0.9
Reclassification of unrealized losses on cash flow hedges to net income, net of tax expense of $0, $0 and $0.1, respectively	(0.1)	(0.3)	2.4
Foreign currency translation adjustments, net of tax expense (benefit) of $1.0, $3.8 million, and $(24.9), respectively	144.4	(202.9)	(1,078.9)
Other comprehensive income (loss)	143.9	(203.6)	(1,075.6)
Comprehensive income (loss)	1,369.3	766.8	(403.6)
Comprehensive (income) loss attributable to noncontrolling interest	(109.4)	18.2	45.9
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$1,259.9	$785.0	$(357.7)

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except share counts)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2015	6,000	$0.1	—	$—	399,509	$4.0	(2,810)	$(207.7)	$5,788.8	$(794.2)	$(837.3)	$99.7	$4,053.4
Stock-based compensation related activity	—	—	—	—	1,253	0.0	—	—	117.2	—	—	—	117.2
Issuance of common stock—stock purchase plan	—	—	—	—	83	0.0	—	—	6.6	—	—	—	6.6
Issuance of common stock	—	—	—	—	25,850	0.3	—	—	2,440.1	—	—	—	2,440.4
Issuance of preferred stock	—	—	1,375	0.0	—	—	—	—	1,337.9	—	—	—	1,337.9
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	0.9	—	0.0	0.9
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	2.5	—	(0.1)	2.4
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(1,046.2)	—	(32.7)	(1,078.9)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	8.1	8.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(769.5)	—	(769.5)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(76.8)	—	(76.8)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	685.1	(13.1)	672.0
BALANCE, DECEMBER 31, 2015	6,000	$0.1	1,375	$0.0	426,695	$4.3	(2,810)	$(207.7)	$9,690.6	$(1,837.0)	$(998.5)	$61.0	$6,712.8
Stock-based compensation related activity	—	—	—	—	1,959	0.0	—	—	155.1	—	—	—	155.1
Issuance of common stock- stock purchase plan	—	—	—	—	88	0.0	—	—	7.5	—	—	—	7.5
Issuance of common stock	—	—	—	—	1,171	0.0	—	—	120.8	—	—	—	120.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(0.3)	—	—	(0.3)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(170.7)	—	(8.7)	(179.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	69.5	9.1	—	160.9	239.5
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(927.8)	—	(927.8)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(107.1)	—	(107.1)
Net income	—	—	—	—	—	—	—	—	—	—	956.4	0.1	956.5
BALANCE, DECEMBER 31, 2016	6,000	$0.1	1,375	$0.0	429,913	$4.3	(2,810)	$(207.7)	$10,043.5	$(1,999.3)	$(1,077.0)	$212.3	$6,976.2
Stock-based compensation related activity	—	—	—	—	2,121	0.0	—	—	195.0	—	—	—	195.0
Issuance of common stock—stock purchase plan	—	—	—	—	93	0.0	—	—	9.0	—	—	—	9.0
Conversion of preferred stock	(6,000)	(0.1)	0	0.0	5,602	0.1	—	—	0.0	—	—	—	0.0
Treasury stock activity	—	—	—	—	—	—	(6,099)	(766.3)	—	—	—	—	(766.3)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	21.5	—	54.6	76.1
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	314.1	314.1
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(14.3)	(14.3)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,128.6)	—	(1,128.6)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(91.4)	—	(91.4)
Net income	—	—	—	—	—	—	—	—	—	—	1,238.9	19.9	1,258.8
BALANCE, DECEMBER 31, 2017	—	$—	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,225.4	$970.4	$672.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	1,715.9	1,525.6	1,285.3
Stock-based compensation expense	108.5	89.9	90.5
(Gain) loss on investments, unrealized foreign currency loss and other non-cash expense	(18.0)	127.4	146.2
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	242.4	50.7	29.9
Loss (gain) on early retirement of long-term obligations	70.2	(1.2)	79.8
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	20.0	17.7	6.9
Deferred income taxes	(86.6)	27.0	7.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(191.1)	11.4	(56.3)
Prepaid and other assets	(179.9)	(80.0)	(91.1)
Deferred rent asset	(194.4)	(131.7)	(155.0)
Accounts payable and accrued expenses	95.8	(42.9)	95.9
Accrued interest	9.2	34.4	(15.6)
Unearned revenue	59.3	16.6	12.9
Deferred rent liability	62.3	67.8	56.1
Other non-current liabilities	(13.4)	18.6	1.6
Cash provided by operating activities	2,925.6	2,701.7	2,166.9
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(803.6)	(682.5)	(728.8)
Payments for acquisitions, net of cash acquired	(2,007.0)	(1,411.3)	(1,961.1)
Payment for Verizon transaction	—	(4.7)	(5,059.5)
Proceeds from sales of short-term investments and other non-current assets	14.7	13.1	1,032.3
Payments for short-term investments	—	(0.8)	(1,022.8)
Deposits and other	(5.0)	(16.1)	(1.8)
Cash used for investing activities	(2,800.9)	(2,102.3)	(7,741.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	—	—	9.0
Borrowings under credit facilities	5,359.4	2,446.8	6,126.6
Proceeds from issuance of senior notes, net	2,674.0	3,236.4	1,492.3
Proceeds from term loan	—	—	500.0
Proceeds from other borrowings	—	—	54.5
Proceeds from issuance of securities in securitization transaction	—	—	875.0
Repayments of notes payable, credit facilities, term loan, senior notes and capital leases	(6,484.4)	(5,093.7)	(6,393.4)
Contributions from noncontrolling interest holders, net	264.3	238.5	7.2
Purchases of common stock	(766.3)	—	—
Proceeds from stock options and stock purchase plan	119.7	92.5	50.7
Distributions paid on common stock	(1,073.0)	(886.1)	(710.9)
Distributions paid on preferred stock	(91.4)	(107.1)	(84.6)
Proceeds from the issuance of common stock, net	—	—	2,440.3
Proceeds from the issuance of preferred stock, net	—	—	1,337.9
Payment for early retirement of long-term obligations	(75.3)	(0.1)	(85.7)
Deferred financing costs and other financing activities	(40.0)	(26.5)	(25.8)
Cash (used for) provided by financing activities	(113.0)	(99.3)	5,593.1
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	6.7	(26.5)	(29.1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	18.4	473.6	(10.8)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	936.5	462.9	473.7
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$954.9	$936.5	$462.9
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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
The Company’s portfolio primarily consists of towers that it owns and towers that it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and certain outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds other telecommunications infrastructure, including fiber, concrete poles and other assets, and property interests that it leases to communications service providers and third-party tower operators.

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not subject to U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers, as it receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2017, the Company’s REIT qualified businesses included its U.S. tower leasing business, most of its operations in Costa Rica and Mexico, a majority of its operations in Germany and a majority of its indoor DAS networks business and services segment. As of January 2018, the Company’s operations in Nigeria became part of the REIT.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2017, the Company holds (i) a 51% controlling interest, and MTN Group Limited holds a 49% noncontrolling interest, in each of two joint ventures, one in Ghana and one in Uganda, (ii) a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture (“ATC Europe”) comprised primarily of the Company’s operations in Germany and France, (iii) an approximate 75% controlling interest, and the South African investors hold an approximate 25% noncontrolling interest, in a subsidiary of the Company in South Africa and (iv) a 51% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets. The Company considers events or transactions that occur after the balance sheet date but before the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.

Changes to Prior Year Amounts—The Company has converted its disclosure from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and 53% of its current year revenues are derived from four tenants.

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

Accounts receivable is reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as tenants in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances when they are determined to be uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows:

	Year Ended December 31,
	2017	2016	2015
Balance as of January 1,	$45.9	$23.1	$17.3
Current year increases	87.2	50.0	19.9
Write-offs, recoveries and other (1)	(2.1)	(27.2)	(14.1)
Balance as of December 31,	$131.0	$45.9	$23.1
_______________

(1)	Recoveries includes recognition of revenue resulting from collections of previously reserved amounts.
Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency, except for Costa Rica, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated Other Comprehensive Income Loss (“AOCL”) in the consolidated balance sheets and included as a component of Comprehensive income (loss) in the consolidated statements of comprehensive income (loss).
Gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany debt that for which repayment is not anticipated in the foreseeable future is reflected in AOCL in the consolidated balance sheets and included as a component of comprehensive income (loss). During the year ended December 31, 2017, the Company recorded net foreign currency losses of $25.1 million, of which $51.6 million was recorded in AOCL and $(26.5) million was recorded in Other expense.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The reconciliation of cash and cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$802.1	$787.2	$320.7
Restricted cash	152.8	149.3	142.2
Total cash, cash equivalents and restricted cash	$954.9	$936.5	$462.9
Short-Term Investments—Short-term investments consists of highly liquid investments with original maturities in excess of three months.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor and related costs capitalized for the years ended December 31, 2017, 2016 and 2015 were $50.9 million, $47.7 million and $44.7 million, respectively. Capitalized interest costs were not material for the years ended December 31, 2017, 2016 and 2015.
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
Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. The Company utilizes the two-step impairment test and employs a discounted cash flow analysis when testing goodwill for impairment. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. Under the first step of the test, the Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, the Company conducts the second step of this test, in which the implied fair value of the applicable reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recognized for the amount of the excess.
During the years ended December 31, 2017, 2016 and 2015, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
Derivative Financial Instruments—Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCL, as well as a component of comprehensive income (loss), and are recognized in the results of operations when the hedged item affects earnings. Changes in fair value of the ineffective portions of cash flow hedges are recognized in the results of operations. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the derivatives are recorded in Other expense in the consolidated statements of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.
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
Asset Retirement Obligations—When required, the Company recognizes the fair value of obligations to remove its tower assets and remediate the leased land upon which certain of its tower assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows associated with takedown costs. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related long-lived tangible asset. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted, risk-free interest rates that approximate the Company’s incremental borrowing rate.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The AOCL balance included foreign currency translation losses of $2.0 billion, $2.0 billion and $1.8 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Acquisitions—For acquisitions that meet the definition of a business combination, the Company applies the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. All other acquisitions are accounted for as asset acquisitions and the purchase price is allocated to the net assets acquired with no recognition of goodwill. The purchase price is not subsequently adjusted.
The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired and liabilities assumed, the Company must estimate the applicable discount rate and the timing and amount of future tenant cash flows, including rate and terms of renewal and attrition.
Revenue Recognition—The Company’s revenue from leasing and similar arrangements, including fixed escalation clauses present in non-cancellable agreements, is reported on a straight-line basis over the term of the respective agreements when collectibility is reasonably assured. Escalation clauses tied to the Consumer Price Index (“CPI”) or other inflation-based indices, and other incentives present in agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2017, 2016 and 2015 were $194.4 million, $131.7 million and $155.0 million, respectively. Amounts billed upfront in connection with the execution of lease and other agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable agreements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.
Services revenues are derived under contracts or arrangements with customers that provide for billings either on a fixed price basis or a variable price basis, which includes factors such as time and expenses. Revenues are recognized as or when services are performed, and may include estimates for percentage completed. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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
Total property straight-line ground rent expense for the years ended December 31, 2017, 2016 and 2015 was $62.3 million, $67.8 million and $56.1 million, respectively. The Company records a liability for straight-line ground rent expense in Other non-current liabilities. The Company records prepaid ground rent in Prepaid and other current assets and Notes receivable and other non-current assets in the accompanying consolidated balance sheets according to the anticipated period of benefit.
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
In March 2015, 2016 and 2017, the Company granted performance-based restricted stock units (“PSUs”) to its executive officers. Threshold, target and maximum parameters were established for the metrics for each year in the three-year performance period for the March 2015 grants, and for a three-year performance period for the March 2016 and 2017 grants. The metrics will be used to calculate the number of shares that will be issuable when the awards vest, which may range from zero to 200% of the target amounts. The Company recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for retirement benefits as well as performance relative to grant parameters.
The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of RSUs and PSUs is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes all stock-based compensation expense in either Selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of the tower assets.

In connection with the vesting of RSUs, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2017, the Company has withheld from issuance an aggregate of 1,442,506 shares, including 222,751 shares related to the vesting of RSUs during the year ended December 31, 2017.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the year ended December 31, 2017, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2016 and 2015, the Company matched 75% of the first 6% of a participant’s contributions. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $11.0 million, $9.1 million and $7.4 million to the plan, respectively.

Accounting Standards Updates—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance on revenue recognition, which requires an entity to recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance and will become effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. Leases are not included in the scope of this standard. The revenue to which the Company must apply this standard is generally limited to services revenue, certain power and fuel charges and other fees charged to tenants. As of December 31, 2017, this revenue was approximately 14% of total revenue. The Company is finalizing the required disclosures and has completed its analysis of the impact of this standard and has determined that the impact on the timing of revenue recognition as a result of its adoption will not have a material effect on the Company’s financial statements. The Company intends to adopt this standard using a modified retrospective approach.

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

In November 2016, the FASB issued new guidance on amounts described as restricted cash or restricted cash equivalents within the statement of cash flows. The guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period balances on the statement of cash flows. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The standard is required to be applied using a retrospective transition method to each period presented. The Company early adopted this guidance during the fourth quarter of 2017. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued new guidance that clarifies the definition of a business that an entity uses to determine whether a transaction should be accounted for as an asset acquisition (or disposal) or a business combination. The Company early adopted this guidance during the first quarter of 2017. As a result, more transactions have been accounted for as asset acquisitions instead of business combinations.

In January 2017, the FASB issued new guidance on accounting for goodwill impairments. The guidance eliminates Step 2 from the goodwill impairment test and requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2017. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

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

In January 2018, the FASB issued new guidance on the treatment of land easements. The guidance provides a practical expedient to not evaluate existing or expired land easements under the new lease accounting standards if those easements were not previously accounted for as leases under the existing lease guidance. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements or its adoption of the lease accounting guidance.

In February 2018, the FASB issued new guidance on the treatment of tax effects that are presented in other comprehensive income. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the December 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following as of December 31,:

	2017	2016
Prepaid operating ground leases	$148.6	134.2
Prepaid income tax	136.5	127.1
Unbilled receivables	107.9	57.7
Value added tax and other consumption tax receivables	64.2	31.6
Prepaid assets	39.6	36.3
Other miscellaneous current assets	71.8	54.1
Prepaids and other current assets	$568.6	$441.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under capital leases) consisted of the following as of December 31,:

	Estimated Useful Lives (years) (1)	2017	2016
Towers	Up to 20	$12,500.5	$11,740.5
Equipment	2 - 15	1,423.0	1,176.3
Buildings and improvements	3 - 32	631.4	621.9
Land and improvements (2)	Up to 20	2,112.9	1,909.7
Construction-in-progress		282.1	203.4
Total		16,949.9	15,651.8
Less accumulated depreciation		(5,848.9)	(5,134.5)
Property and equipment, net		$11,101.0	$10,517.3
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	Estimated useful lives apply to improvements only.

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $835.5 million, $758.9 million and $661.4 million, respectively.

As of December 31, 2017, property and equipment included $4,944.2 million and $1,370.4 million of capital lease assets and accumulated depreciation, respectively. As of December 31, 2016, property and equipment included $4,735.3 million and $1,198.0 million of capital lease assets and accumulated depreciation, respectively. As of December 31, 2017 and 2016, capital lease assets were primarily classified as towers and land and improvements.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for the Company’s business segments were as follows:

	Property					Services	Total
	U.S.	Asia		EMEA	Latin America
Balance as of January 1, 2016	$3,379.2	$170.7		$132.6	$407.4	$2.0	$4,091.9
Additions	—	881.8	(1)	40.4	53.5	—	975.7
Effect of foreign currency translation	—	(23.2)		(22.5)	48.8	—	3.1
Balance as of January 1, 2017	$3,379.2	$1,029.3		$150.5	$509.7	$2.0	$5,070.7
Additions (2)	—	0.4		220.9	264.8	—	486.1
Effect of foreign currency translation	—	65.3		33.5	(17.2)	—	81.6
Balance as of December 31, 2017	$3,379.2	$1,095.0		$404.9	$757.3	$2.0	$5,638.4
_______________

(1)	Assumed in the acquisition of Viom (see note 6).

(2)	Additions consist of $485.1 million resulting from 2017 acquisitions and $1.0 million from revisions to prior year acquisitions resulting from measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2017			As of December 31, 2016
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (1)	Up to 20	$4,858.8	$(1,525.3)	$3,333.5	$4,622.3	$(1,280.3)	$3,342.0
Acquired tenant-related intangibles	15-20	11,150.9	(2,754.7)	8,396.2	10,130.5	(2,224.1)	7,906.4
Acquired licenses and other intangibles	3-20	58.8	(8.1)	50.7	28.1	(4.8)	23.3
Economic Rights, TV Azteca	70	14.5	(11.6)	2.9	13.9	(11.0)	2.9
Total other intangible assets		$16,083.0	$(4,299.7)	$11,783.3	$14,794.8	$(3,520.2)	$11,274.6
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

intangibles typically represent the value to the Company of tenant contracts and relationships in place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals.
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2017, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5, was 15 years. Amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $785.9 million, $699.8 million and $568.3 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Year Ending December 31,
2018	$810.5
2019	806.7
2020	787.2
2021	768.7
2022	766.1

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following as of December 31,:

	2017	2016
Long-term prepaid ground rent	$552.8	$467.8
Notes receivable	83.7	83.7
Other miscellaneous assets	313.6	290.0
Notes receivable and other non-current assets	$950.1	$841.5

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

discount on the loan is being amortized to Interest income, TV Azteca, net of interest expense on the Company’s consolidated statements of operations, using the effective interest method over the 70-year term of the loan.

Since inception, TV Azteca has repaid $28.0 million of principal on the loan. As of December 31, 2017 and 2016, the outstanding balance on the loan was $91.8 million, or $82.9 million, net of discount.
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
While the term of the Economic Rights Agreement is 70 years, TV Azteca has the right to purchase, at fair market value, the Economic Rights from the Company at any time during the last 50 years of the agreement. Should TV Azteca elect to purchase the Economic Rights, in whole or in part, it would also be obligated to repay a proportional amount of the loan discussed above at the time of such election. The Company’s obligation to pay TV Azteca $1.5 million annually would also be reduced proportionally.

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

6.    ACQUISITIONS

The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired and liabilities assumed, with no recognition of goodwill. For those transactions treated as business combinations, the estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, which may include contingent consideration, residual goodwill and any related tax impact.

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

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2017 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

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

During the years ended December 31, 2017, 2016 and 2015, the Company recorded the following acquisition and merger related expenses for business combinations and integration costs:

	Year Ended December 31,
	2017	2016	2015

Acquisition and merger related expenses	$16.3	$15.9	$18.8
Integration costs	$11.5	$9.9	$18.1

The Company also recorded aggregate purchase price refunds of $22.2 million during the year ended December 31, 2017. The refunds primarily related to an acquisition in Brazil in 2014 for which the measurement period has closed.

2017 Transactions
The estimated aggregate impact of the 2017 acquisitions on the Company’s revenues and gross margin for the year ended December 31, 2017 was approximately $82.1 million and $59.3 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

FPS Towers France—On February 15, 2017, ATC Europe acquired 100% of the outstanding shares of FPS Towers (“FPS”) from Antin Infrastructure Partners and the individuals party to the purchase agreement (the “FPS Acquisition”), for total consideration of 727.2 million Euros ($771.2 million at the date of acquisition). FPS owns and operates nearly 2,500 wireless tower sites in France. The Company made a loan to fund 225.0 million Euros ($238.6 million at the date of acquisition) of the total consideration. The remainder of the purchase price of 502.2 million Euros ($532.6 million at the date of acquisition) was funded by the Company and PGGM in proportion to their respective interests in ATC Europe. The Company funded its portion of the purchase price with borrowings under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”) and cash on hand. The acquisition is consistent with the Company’s strategy to expand in selected geographic areas. The acquisition was accounted for as a business combination and was subject to post-closing adjustments. All measurement-period adjustments were finalized as of December 31, 2017.

Mexico Acquisition—On November 17, 2017, the Company acquired 100% of the outstanding shares of entities holding urban telecommunications assets in Mexico, including more than 50,000 concrete poles and approximately 2,100 route miles of fiber, for total consideration of $505.8 million, including value-added tax (at the date of acquisition). The acquisition was accounted for as a business combination and is subject to post-closing adjustments.

Other Acquisitions—During the year ended December 31, 2017, the Company acquired a total of 2,453 communications sites in the United States, Brazil, Chile, Colombia, Germany, Mexico, Nigeria, Paraguay and Peru for an aggregate purchase price of $814.0 million. Of the aggregate purchase price, $22.5 million is reflected in Accounts payable in the consolidated balance sheet as of December 31, 2017. These acquisitions were accounted for as asset acquisitions.

The following table summarizes the allocations of the purchase prices for the fiscal year 2017 acquisitions based upon their estimated fair value at the date of acquisition:

	EMEA	Latin America
	FPS Towers France (1)	Mexico (1)	Other (2) (3)
	Final Allocation	Preliminary Allocation
Current assets	$34.5	$44.4	$12.7
Non-current assets	15.0	—	19.7
Property and equipment	122.9	94.0	290.0
Intangible assets (4):
Tenant-related intangible assets	440.7	153.3	364.7
Network location intangible assets	113.0	—	154.3
Other intangible assets	8.5	22.0	—
Current liabilities	(29.0)	(28.8)	(10.5)
Deferred tax liability	(135.4)	(38.8)	(2.7)
Other non-current liabilities	(19.9)	(4.5)	(14.2)
Net assets acquired	550.3	241.6	814.0
Goodwill (5)	220.9	264.2	—
Fair value of net assets acquired	771.2	505.8	814.0
Debt assumed	—	—	—
Purchase price	$771.2	$505.8	$814.0
_______________

(1)	Accounted for as a business combination.

(2)	Accounted for as asset acquisitions.

(3)	Includes 127 sites in Peru held pursuant to long-term capital leases.

(4)	Tenant-related intangible assets, network location intangible assets and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(5)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2016 Transactions
During the year ended December 31, 2017, post-closing adjustments impacted the 2016 acquisitions as follows:
Viom Acquisition—On April 21, 2016, the Company acquired a 51% controlling ownership interest in Viom, a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”). Consideration for the acquisition included 76.4 billion Indian Rupees (“INR”) in cash ($1.1 billion at the date of acquisition), as well as the assumption of approximately 52.3 billion INR ($0.8 billion at the date of the acquisition) of existing debt, which included 1.7 billion INR ($25.1 million at the date of the acquisition) of mandatorily redeemable preference shares issued by Viom (the “Viom Preference Shares”).

Other Acquisitions—During the year ended December 31, 2016, the Company acquired a total of 891 communications sites in the United States, Brazil, Chile, Germany, Mexico, Nigeria and South Africa, and a company holding urban telecommunications assets and fiber in Argentina, for an aggregate purchase price of $304.4 million (including contingent consideration of $8.8 million).

The following table summarizes the preliminary and updated allocations of the purchase prices paid and the amounts of assets acquired and liabilities assumed for the fiscal year 2016 acquisitions based upon their estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2017.

	Preliminary Allocation (1)		Updated Allocation
	Asia	Other (2)	Asia	Other (2)
	Viom		Viom (3)
Current assets	$276.6	$25.5	$281.9	$24.5
Non-current assets	57.6	2.3	52.3	2.3
Property and equipment	702.0	81.5	705.8	81.5
Intangible assets (4):
Tenant-related intangible assets	1,369.6	105.6	1,369.6	105.6
Network location intangible assets	666.4	83.6	666.4	83.6
Current liabilities	(195.9)	(14.8)	(201.1)	(14.8)
Deferred tax liability	(619.1)	(43.8)	(619.1)	(43.4)
Other non-current liabilities	(102.8)	(29.4)	(101.8)	(29.4)
Net assets acquired	2,154.4	210.5	2,154.0	209.9
Goodwill (5)	881.8	93.9	882.2	94.5
Fair value of net assets acquired	3,036.2	304.4	3,036.2	304.4
Debt assumed	(786.8)	—	(786.8)	—
Redeemable noncontrolling interests	(1,100.9)	—	(1,100.9)	—
Purchase Price	$1,148.5	$304.4	$1,148.5	$304.4
_______________

(1)	As reported for the year ended December 31, 2016.

(2)	Of the total purchase price, $12.1 million was reflected in Accounts payable in the consolidated balance sheet as of December 31, 2016.

(3)	The allocation of the purchase price for the Viom Acquisition was finalized during the year ended December 31, 2017.

(4)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(5)	Primarily results from purchase accounting adjustments, which are at least partially deductible for tax purposes.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Year Ended December 31,
	2017	2016
Pro forma revenues	$6,775.3	$6,240.6
Pro forma net income attributable to American Tower Corporation common stockholders	$1,145.5	$822.8
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$2.68	$1.94
Diluted net income attributable to American Tower Corporation common stockholders	$2.65	$1.92

Other Signed Acquisitions
Idea Cellular Limited—On November 13, 2017, the Company entered into an agreement with Idea Cellular Limited (“Idea”) and Idea’s subsidiary, Idea Cellular Infrastructure Services Limited (“ICISL”), to acquire 100% of the outstanding shares of ICISL, a telecommunications company that owns and operates approximately 9,900 communication sites in India, for cash consideration of approximately 40 billion INR ($611.4 million at the date of signing), subject to certain adjustments (the “Idea Transaction”).

Vodafone India Limited—On November 13, 2017, the Company entered into an agreement with Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”) to acquire their telecommunications site businesses, which consist of an aggregate of approximately 10,235 communication sites, for aggregate cash consideration of approximately 38.5 billion INR ($588.4 million at the date of signing), subject to certain adjustments (the “Vodafone Transaction” and, together with the Idea Transaction, the “India Transactions”).

Consummation of the India Transactions is subject to certain conditions, including regulatory approval. The India Transactions are expected to close in the first half of 2018.

Airtel Tanzania—On March 17, 2016, the Company entered into a definitive agreement with Bharti Airtel Limited, through its subsidiary company Airtel Tanzania Limited (“Airtel Tanzania”), pursuant to which the Company could, subject to a number of conditions, acquire certain of Airtel Tanzania’s communications sites in Tanzania. In light of subsequent legislation in Tanzania, the Company did not extend the agreement beyond the expiration date therein. Accordingly, on March 17, 2017, the agreement expired pursuant to its terms and is no longer in effect.

Acquisition-Related Contingent Consideration
The Company may be required to pay additional consideration under certain agreements for the acquisition of communications sites if specific conditions are met or events occur. In Ghana, the Company may be required to pay additional consideration upon the conversion of certain barter agreements with other wireless carriers to cash-paying lease agreements. In the United States and South Africa, the Company may be required to pay additional consideration if certain pre-designated tenant leases commence during a specified period of time.

A summary of the value of the Company’s contingent consideration obligations are as follows:

			Year Ended December 31, 2017
	Maximum potential value (1)	Estimated value at December 31, 2017	Additions	Settlements	Change in Fair Value
Colombia	$—	$—	$—	$—	$(5.4)
Ghana	0.6	0.6	—	—	0.0
South Africa	9.1	9.1	—	—	(0.9)
United States	0.4	0.4	—	—	0.0
Total	$10.1	$10.1	$—	$—	$(6.3)
_______________

(1)	The maximum potential value is based on exchange rates at December 31, 2017. The minimum value would be no less than $9.1 million.

For more information regarding acquisition-related contingent consideration, see note 11.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31,:

	2017	2016
Accrued property and real estate taxes	$154.4	$138.4
Payroll and related withholdings	82.2	76.1
Amounts payable to tenants	60.8	32.3
Accrued rent	54.0	51.0
Accrued income tax payable	15.3	11.6
Accrued pass-through costs	59.7	68.5
Accrued construction costs	31.9	28.6
Accrued pass-through taxes	25.3	1.0
Other accrued expenses	370.7	213.0
Accrued expenses	$854.3	$620.5

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following as of December 31,:

	2017	2016	Contractual Interest Rate (1)	Maturity Date (1)
2013 Credit Facility (2)	$2,075.6	$540.0	2.649%	June 28, 2021
Term Loan (2)	994.5	993.9	2.790%	January 31, 2023
2014 Credit Facility (2)	495.0	1,385.0	2.820%	January 31, 2023
4.500% senior notes	—	998.7	N/A	N/A
3.40% senior notes	999.8	999.7	3.400%	February 15, 2019
7.25% senior notes	—	297.0	N/A	N/A
2.800% senior notes	746.3	744.9	2.800%	June 1, 2020
5.050% senior notes	698.0	697.4	5.050%	September 1, 2020
3.300% senior notes	746.0	744.8	3.300%	February 15, 2021
3.450% senior notes	645.1	643.8	3.450%	September 15, 2021
5.900% senior notes	497.8	497.3	5.900%	November 1, 2021
2.250% senior notes	572.4	572.8	2.250%	January 15, 2022
4.70% senior notes	696.7	696.0	4.700%	March 15, 2022
3.50% senior notes	990.9	989.3	3.500%	January 31, 2023
3.000% senior notes	692.5	—	3.000%	June 15, 2023
5.00% senior notes	1,002.4	1,002.7	5.000%	February 15, 2024
1.375% senior notes	589.1	—	1.375%	April 4, 2025
4.000% senior notes	741.0	740.0	4.000%	June 1, 2025
4.400% senior notes	495.6	495.2	4.400%	February 15, 2026
3.375% senior notes	984.8	983.4	3.375%	October 15, 2026
3.125% senior notes	397.1	396.7	3.125%	January 15, 2027
3.55% senior notes	742.8	—	3.550%	July 15, 2027
3.600% senior notes	691.1	—	3.600%	January 15, 2028
Total American Tower Corporation debt	16,494.5	14,418.6

Series 2013-1A Securities (3)	499.8	498.6	1.551%	March 15, 2018
Series 2013-2A Securities (4)	1,291.8	1,290.3	3.070%	March 15, 2023
Series 2015-1 Notes (5)	348.0	347.1	2.350%	June 15, 2020
Series 2015-2 Notes (6)	520.1	519.4	3.482%	June 16, 2025
2012 GTP Notes	—	179.5	N/A	N/A
Unison Notes	—	133.0	N/A	N/A
India indebtedness (7)	512.6	549.5	7.90% - 9.55%	Various
India preference shares (8)	26.1	24.5	10.250%	March 2, 2020
Shareholder loans (9)	100.6	151.1	Various	Various
Other subsidiary debt (1) (10)	246.1	286.0	Various	Various
Total American Tower subsidiary debt	3,545.1	3,979.0
Other debt, including capital lease obligations	165.5	135.9
Total	20,205.1	18,533.5
Less current portion long-term obligations	(774.8)	(238.8)
Long-term obligations	$19,430.3	$18,294.7
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(1)	Represents the interest rate or maturity date as of December 31, 2017; interest rate does not reflect the impact of interest rate swap agreements.

(2)	Accrues interest at a variable rate.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2043.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(6)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(7)	Denominated in INR. Includes India working capital facility, remaining debt assumed by the Company in connection with the Viom Acquisition and debt that has been entered into by ATC TIPL.

(8)	Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. The Preference Shares are to be redeemed on March 2, 2020 and have a dividend rate of 10.25% per annum.

(9)
Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi (“GHS”) and the Uganda loan is denominated in Ugandan Shillings (“UGX”).

(10)
Includes the BR Towers debentures and the Brazil Credit Facility (as defined below), which are denominated in Brazilian Reais (“BRL”) and amortize through October 15, 2023 and January 15, 2022, respectively, the South African Credit Facility (as defined below), which is denominated in South African Rand (“ZAR”) and amortizes through December 17, 2020 and the Colombian Credit Facility (as defined below), which is denominated in Colombian Pesos (“COP”) and amortizes through April 24, 2021.

American Tower Corporation Debt
Bank Facilities—In December 2017, the Company entered into amendment agreements with respect to (i) the 2013 Credit Facility, (ii) its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and (iii) its unsecured term loan entered into in October 2013, as amended (the “Term Loan”), which, among other things, extend the maturity dates by one year to June 28, 2021, January 31, 2023 and January 31, 2023, respectively. In addition, the amendment to the 2013 Credit Facility reduces the Applicable Margins (as defined in the 2013 Credit Facility) and the commitment fees set forth therein.

2013 Credit Facility—The Company has the ability to borrow up to $2.75 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2017, the Company borrowed an aggregate of $3.8 billion and repaid an aggregate of $2.3 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—The Company has the ability to borrow up to $2.0 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2017, the Company borrowed an aggregate of $815.0 million and repaid an aggregate of $1.7 billion of revolving indebtedness under the 2014 Credit Facility. The Company primarily used the borrowings to fund acquisitions and for general corporate purposes.

The Term Loan, the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under the Term Loan, the 2013 Credit Facility and the 2014 Credit Facility. The interest rate on the 2013 Credit Facility ranges between 0.875% to 1.750% above LIBOR for LIBOR based borrowings or up to 0.750% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. The interest rates on the Term Loan and the 2014 Credit Facility range between 1.000% to 2.000% above LIBOR for LIBOR based borrowings or up to 1.000% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.

As of December 31, 2017, the key terms under the 2013 Credit Facility, the 2014 Credit Facility and the Term Loan were as follows:

	Outstanding Principal Balance		Undrawn letters of credit	Maturity Date		Current margin over LIBOR	Current commitment fee (1)
2013 Credit Facility	$2,075.6	(2)	$4.0	June 28, 2021	(3)	1.125%	0.125%
2014 Credit Facility	$495.0	(2)	$6.3	January 31, 2023	(3)	1.250%	0.150%
Term Loan	$1,000.0	(2)	$—	January 31, 2023		1.250%	N/A
_______________
(1)    Fee on undrawn portion of each credit facility.
(2)    Borrowed at LIBOR.
(3)    Subject to two optional renewal periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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

3.000% Senior Notes and 3.600% Senior Notes Offerings—On December 8, 2017, the Company completed registered public offerings of $700.0 million aggregate principal amount of 3.000% senior unsecured notes due 2023 (the “3.000% Notes”) and $700.0 million aggregate principal amount of 3.600% senior unsecured notes due 2028 (the “3.600% Notes”). The net proceeds from these offerings were approximately $1,382.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and the 2014 Credit Facility.

The 3.000% Notes will mature on June 15, 2023 and bear interest at a rate of 3.000% per annum. The 3.600% Notes will mature on January 15, 2028 and bear interest at a rate of 3.600% per annum. Accrued and unpaid interest on the 3.000% Notes will be payable in U.S. Dollars semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2018. Accrued and unpaid interest on the 3.600% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. Interest on the 3.000% Notes and the 3.600% Notes is computed on the basis of a 360-day year comprised of twelve 30-day months and commenced accruing on December 8, 2017.

The Company entered into interest rate swaps, which were designated as fair value hedges at inception, to hedge against changes in fair value of $500.0 million of the $700.0 million under the 3.000% Notes resulting from changes in interest rates. As of December 31, 2017, the interest rate on the 3.000% Notes, after giving effect to the interest rate swap agreements, was 2.49%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2017:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2017	2016	Interest payments due (2)	Issue Date	Par Call Date (3)
3.40% Notes (4)	1,000.0	(0.2)	(0.3)	February 15 and August 15	August 19, 2013	N/A
2.800% Notes	750.0	(3.7)	(5.1)	June 1 and December 1	May 7, 2015	May 1, 2020
5.050% Notes	700.0	(2.0)	(2.6)	March 1 and September 1	August 16, 2010	N/A
3.300% Notes	750.0	(4.0)	(5.2)	February 15 and August 15	January 12, 2016	January 15, 2021
3.450% Notes	650.0	(4.9)	(6.2)	March 15 and September 15	August 7, 2014	N/A
5.900% Notes	500.0	(2.2)	(2.7)	May 1 and November 1	October 6, 2011	N/A
2.250% Notes (5)	600.0	(27.6)	(27.2)	January 15 and July 15	September 30, 2016	N/A
4.70% Notes	700.0	(3.3)	(4.0)	March 15 and September 15	March 12, 2012	N/A
3.50% Notes	1,000.0	(9.1)	(10.7)	January 31 and July 31	January 8, 2013	N/A
3.000% Notes (6)	700.0	(7.5)	—	June 15 and December 15	December 8, 2017	N/A
5.00% Notes (4)	1,000.0	2.4	2.7	February 15 and August 15	August 19, 2013	N/A
1.375% Notes (7)	600.2	(11.1)	—	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(9.0)	(10.0)	June 1 and December 1	May 7, 2015	March 1, 2025
4.400% Notes	500.0	(4.4)	(4.8)	February 15 and August 15	January 12, 2016	November 15, 2025
3.375% Notes	1,000.0	(15.2)	(16.6)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(2.9)	(3.3)	January 15 and July 15	September 30, 2016	October 15, 2026
3.55% Notes	750.0	(7.2)	—	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(8.9)	—	January 15 and July 15	December 8, 2017	October 15, 2027
_______________

(1)	Includes unamortized discounts, premiums and debt issuance costs and fair value adjustments due to interest rate swaps.

(2)	Interest payments are due semi-annually for each series of senior notes, except for the 1.375% Notes, for which interest payments are due annually on April 4.

(3)	The Company will not be required to pay a make-whole premium if redeemed on or after the par call date.

(4)	The original issue date for the 3.40% Notes and the 5.00% Notes was August 19, 2013. The issue date for the reopened 3.40% Notes and the reopened 5.00% Notes was January 10, 2014.

(5)	Includes $23.7 million and $22.3 million fair value adjustment due to interest rate swaps in 2017 and 2016, respectively.

(6)	Includes $0.8 million fair value adjustment due to interest rate swaps.

(7)	Note is denominated in Euro.

The Company may redeem each series of senior notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, it may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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

Redemption of Senior Notes— On February 10, 2017, the Company redeemed all of the outstanding 7.25% senior unsecured notes due 2019 (the “7.25% Notes”) at a price equal to 112.0854% of the principal amount, plus accrued and unpaid interest up to, but excluding, February 10, 2017, for an aggregate redemption price of $341.4 million, including $5.1 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $39.2 million, which includes prepayment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

consideration of $36.3 million and the remaining portion of the unamortized discount and deferred financing costs. Upon completion of the redemption, none of the 7.25% Notes remained outstanding.

On July 31, 2017, the Company redeemed all of the outstanding 4.500% senior unsecured notes due 2018 (the “4.500% Notes”) at a price equal to 101.3510% of the principal amount, plus accrued and unpaid interest up to, but excluding, July 31, 2017, for an aggregate redemption price of $1.0 billion, including $2.0 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $14.1 million which includes prepayment consideration of $13.5 million and the remaining portion of the unamortized discount and deferred financing costs. Upon completion of the redemption, none of the 4.500% Notes remained outstanding.

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

Secured Tower Revenue Securities, Series 2013-1A and Series 2013-2A—In March 2013, the Company completed a private issuance (the “2013 Securitization”) of $1.8 billion of Secured Tower Revenue Securities, Series 2013-1A (the “Series 2013-1A Securities”) and Series 2013-2A (the “Series 2013-2A Securities,” and together with the Series 2013-1A Securities, the “2013 Securities”) issued by American Tower Trust I (the “Trust”), a trust established by American Tower Depositor Sub, LLC, a wholly owned special purpose subsidiary of the Company.  The net proceeds of the transaction were $1.78 billion. The assets of the Trust consist of a nonrecourse loan (the “Loan”) to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (the “AMT Asset Subs”), pursuant to a First Amended and Restated Loan and Security Agreement dated as of March 15, 2013 (the “Loan Agreement”).

The Loan is secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 5,178 wireless and broadcast communications towers owned by the AMT Asset Subs (the “2013 Secured Towers”), (ii) a pledge of the AMT Asset Subs’ operating cash flows from the 2013 Secured Towers, (iii) a security interest in substantially all of the AMT Asset Subs’ personal property and fixtures and (iv) the AMT Asset Subs’ rights under the tenant leases and the management agreement entered into in connection with the 2013 Securitization. American Tower Holding Sub, LLC, whose only material assets are its equity interests in each of the AMT Asset Subs, and American Tower Guarantor Sub, LLC, whose only material asset are its equity interests in American Tower Holding Sub, LLC, each have guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations.

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

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,583 communications sites (the “2015 Secured Sites”) owned by GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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

In order to distribute any excess cash flow to the Company, the AMT Asset Subs and GTP Acquisition Partners must each maintain a specified debt service coverage ratio (the “DSCR”), which is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Loan or the 2015 Notes, as applicable, that will be outstanding on the payment date following such date of determination. If the DSCR were equal to or below 1.30x (the “Cash Trap DSCR”) for any quarter, then all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the AMT Asset Subs or GTP Acquisition Partners, as applicable. The funds in the Cash Trap Reserve Account will not be released to the AMT Asset Subs or GTP Acquisition Partners, as applicable, unless the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters.

Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR is equal to or below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the 2013 Securities, an “amortization period” also commences if, on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the 2013 Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. If either series of the 2015 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the applicable series of the 2015 Notes, and such series will begin to amortize on a monthly basis from excess cash flow. During an amortization period, all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan or the 2015 Notes, as applicable, on each monthly payment date.

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

A failure to comply with the covenants in the Loan Agreement or the 2015 Indenture could prevent the AMT Asset Subs or GTP Acquisition Partners, as applicable, from distributing excess cash flow to the Company. Furthermore, if the AMT Asset Subs or GTP Acquisition Partners were to default on the Loan or a series of the 2015 Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 2013 Secured Towers or the 2015 Secured Sites, respectively, in which case the Company could lose the revenue associated with those assets. With respect to the 2015 Notes, upon the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes.

Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for amounts received or due from tenants related to future periods, property taxes, insurance, ground rents, certain expenses and debt service. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $90.4 million held in the reserve accounts with respect to the 2013 Securitization and the $16.9 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2017 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.

Repayment of 2012 GTP Notes and Unison Notes—On February 15, 2017, the Company repaid the $173.5 million remaining principal amount outstanding under the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C issued by GTP Cellular Sites, LLC, plus prepayment consideration and accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $1.8 million, which includes prepayment consideration of $7.2 million offset by the remaining portion of the unamortized premium.

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

The repayments described above were funded with borrowings under the 2013 Credit Facility and cash on hand.

India indebtedness—Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2017 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans	26,740	$418.7	7.90% - 8.65%	January 24, 2018 - November 30, 2024
Debenture	6,000	$93.9	9.55%	April 28, 2020
Working capital facilities	0	$0	8.05% - 8.75%	March 18, 2018 - October 23, 2018
The India indebtedness includes several term loans, ranging from 1 to 10 years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement) or base rate, plus a spread. Interest rates on the term loans are fixed until certain reset dates. Generally, the term loans can be repaid without penalty on the reset dates; repayments at dates other than the reset dates are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between 6 and 36 months after the initial disbursement of funds.
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
Preference shares—On March 2, 2017, ATC TIPL issued 166,666,666 Preference Shares and used the proceeds to redeem the Viom Preference Shares. As of December 31, 2017, ATC TIPL had 166,666,666 Preference Shares outstanding, which are

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

required to be redeemed in cash. Accordingly, the Company recognized debt of 1.67 billion INR ($26.1 million) related to the Preference Shares outstanding on the consolidated balance sheet.
Unless redeemed earlier, the Preference Shares will be redeemed on March 2, 2020 in an amount equal to ten INR per share along with a redemption premium, as defined in the investment agreement, which equates to a compounded return of 10.25% per annum.

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

Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Functional Currency)		Carrying Value (USD) (1)		Interest Rate	Maturity Date
	2017	2016	2017	2016
BR Towers Debentures (2)	306.8	329.3	$92.7	$101.0	7.400%	October 15, 2023
South African Credit Facility (3)	866.0	1,157.6	$69.9	$84.3	9.108%	December 17, 2020
Colombian Credit Facility (4)	138,740.3	168,286.5	$46.5	$56.1	8.513%	April 24, 2021
Brazil Credit Facility (5)	122.4	145.4	$37.0	$44.6	Various	January 15, 2022
_______________

(1)	Includes applicable deferred financing costs.

(2)
Denominated in BRL, with an original principal amount of 300.0 million BRL. Debt accrues interest at a variable rate. The aggregate principal amount of the BR Towers Debentures may be adjusted periodically relative to changes in the National Extended Consumer Price Index.

(3)	Denominated in ZAR, with an original principal amount of 830.0 million ZAR. On December 23, 2016, the borrower borrowed an additional 500.0 million ZAR. Debt accrues interest at a variable rate.

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

Pursuant to the agreements governing the BR Towers Debentures, the South African Credit Facility and the Colombian Credit Facility, payments of principal and interest are generally payable quarterly in arrears. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The BR Towers Debentures may be redeemed beginning on October 15, 2018 at the then outstanding principal amount plus a surcharge and all accrued and unpaid interest thereon. The South African Credit Facility may be prepaid in whole or in part without prepayment consideration. The Colombian Credit Facility may be prepaid in whole or in part at any time, subject to certain limitations and prepayment consideration.

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

Shareholder Loans—In connection with the establishment of certain of the Company’s joint ventures and related acquisitions of communications sites in Ghana and Uganda, the Company’s majority owned subsidiaries entered into shareholder loan agreements, as borrowers, with wholly owned subsidiaries of the Company and of the Company’s joint venture partners, as lenders. The portions of the loans made by the Company’s wholly owned subsidiaries are eliminated in consolidation and the portions of the loans made by each of the Company’s joint venture partner’s wholly owned subsidiaries are reported as

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

outstanding debt of the Company. Outstanding amounts under each of the Company’s shareholder loans consisted of the following as of December 31,:

	2017	2016	Contractual Interest Rate	Maturity Date
Ghana loan (1)	$66.5	$71.0	21.87%	December 31, 2019
Uganda loan (2)	34.1	80.1	16.80%	December 31, 2023
_______________

(1)	Denominated in GHS. As of December 31, 2017, the aggregate principal amount outstanding under the Ghana loan was 300.9 million GHS.

(2)
Denominated in UGX. Effective January 1, 2017, the Uganda loan, which had an outstanding balance of $80.0 million and accrued interest at a variable rate, was converted by the holder to a new shareholder note for 114.5 billion UGX ($31.8 million at the time of conversion), bearing interest at a fixed rate of 16.8% per annum. The remaining balance of the Uganda loan was converted into equity. As of December 31, 2017, the aggregate principal amount outstanding under the Uganda loan was 124.1 billion UGX.

Capital Lease and Other Obligations—The Company’s capital lease and other obligations approximated $165.5 million and $135.9 million as of December 31, 2017 and 2016, respectively. These obligations are secured by the related assets, bear interest at rates of 3.53% to 9.20%, and mature in periods ranging from less than one year to approximately seventy years.
Maturities—Aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are expected to be:

Year Ending December 31,
2018	$775.0
2019	1,192.6
2020	2,034.0
2021	4,051.2
2022	1,388.7
Thereafter	10,908.1

Total cash obligations	20,349.6
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(144.5)

Balance as of December 31, 2017	$20,205.1

9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following as of December 31,:

	2017	2016
Unearned revenue	$509.2	$457.3
Deferred rent liability	467.0	407.2
Other miscellaneous liabilities	268.0	278.1
Other non-current liabilities	$1,244.2	$1,142.6

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2017	2016
Beginning balance as of January 1,	$965.5	$856.9
Additions	33.4	64.1
Accretion expense	94.5	67.0
Revisions in estimates (1)	86.6	(21.1)
Settlements	(4.7)	(1.4)
Balance as of December 31,	$1,175.3	$965.5

_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(1)	Revisions in estimates include an increase to the liability of $13.0 million and $9.6 million related to foreign currency translation for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the estimated undiscounted future cash outlay for asset retirement obligations was $3.0 billion.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value was as follows:

	December 31, 2017			December 31, 2016
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$1.0	—	—	$4.0	—	—
Interest rate swap agreements	—	—	—	—	$0.0	—
Embedded derivative in lease agreement	—	—	$12.4	—	—	$13.3
Liabilities:
Interest rate swap agreements	—	$29.0	—	—	$24.7	—
Acquisition-related contingent consideration	—	—	$10.1	—	—	$15.4
Fair value of debt related to interest rate swap agreements	$(24.5)	—	—	$(22.3)	—	—
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months.

Interest Rate Swap Agreements

The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the derivatives are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the change in fair value for the effective portion of the cash flow hedges in AOCL in the consolidated balance sheets and reclassifies a portion of the value from AOCL into Interest expense on a quarterly basis as the cash flows from the hedged item affects earnings. The Company records the settlement of interest rate swap agreements in (Loss) gain on retirement of long-term obligations in the consolidated statements of operations in the period in which the settlement occurs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

In December 2017, the Company entered into three interest rate swap agreements with an aggregate notional value of $500.0 million related to the 3.000% Notes. These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 3.000% Notes resulting from changes in interest rates. The interest rate swap agreements require the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 3.000% through June 15, 2023.

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

The fair value of the interest rate swap agreements in the U.S. at December 31, 2017 and 2016 is $28.5 million and $24.7 million, respectively, and were included in Other non-current liabilities on the consolidated balance sheet. During the year ended December 31, 2017, the Company recorded a net fair value adjustment of $1.5 million related to interest rate swaps and the change in fair value of debt due to interest rate swaps in Other expense in the consolidated statement of operations.

One of the Company’s Colombian subsidiaries is party to an interest rate swap agreement with an aggregate notional value of 70.0 billion COP ($23.5 million) with certain of the lenders under the Colombian Credit Facility. The interest rate swap agreement, which was designated as a cash flow hedge at inception, was entered into to manage exposure to variability in interest rates on debt. The interest rate swap agreement requires the payment of a fixed interest rate of 5.74% and pays variable interest at the three-month Inter-bank Rate (IBR) through the earlier of termination of the underlying debt or April 24, 2021. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility. The fair value of the interest rate swap agreements in Colombia at December 31, 2017 was $0.5 million and was included in Other non-current liabilities on the consolidated balance sheet.

Embedded Derivative in Lease Agreement
In connection with the acquisition of communications sites in Nigeria, the Company entered into a site lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the U.S. CPI was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the consolidated balance sheet. The fair value of the Company’s embedded derivative is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows over the period in which the associated payment is expected to be received and applies a discount factor that captures uncertainties in the future periods associated with the expected payment. During the year ended December 31, 2017, the Company recorded $0.9 million of a fair value adjustment, which was recorded in Other expense in the consolidated statement of operations.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

As of December 31, 2017, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between $9.1 million and $10.1 million. The changes in fair value of the contingent consideration were as follows during the years ended December 31,:

	2017	2016
Balance as of January 1	$15.4	$12.4
Additions	—	8.8
Settlements	—	(0.3)
Change in fair value	(6.3)	(6.4)
Foreign currency translation adjustment	1.0	0.9
Balance as of December 31	$10.1	$15.4

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the year ended December 31, 2017, certain long-lived assets held and used with a carrying value of $21.7 billion were written down to their net realizable value as a result of an asset impairment charge of $211.4 million. During the year ended December 31, 2016, certain long-lived assets held and used with a carrying value of $12.7 billion were written down to their net realizable value as a result of an asset impairment charge of $28.5 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.

There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2017.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2017 and 2016 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2017, the carrying value and fair value of long-term obligations, including the current portion, were $20.2 billion and $20.6 billion, respectively, of which $13.3 billion was measured using Level 1 inputs and $7.3 billion was measured using Level 2 inputs. As of December 31, 2016, the carrying value and fair value of long-term obligations, including the current portion, were $18.5 billion and $18.8 billion, respectively, of which $11.8 billion was measured using Level 1 inputs and $7.0 billion was measured using Level 2 inputs.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The income tax provision from continuing operations consisted of the following for the years ended December 31,:

	2017	2016	2015
Current:
Federal	$(0.1)	$(26.5)	$(73.9)
State	(3.8)	(2.0)	(21.2)
Foreign	(113.4)	(100.1)	(55.1)
Deferred:
Federal	0.2	(0.6)	9.1
State	1.0	(0.3)	—
Foreign	85.4	(26.0)	(16.9)
Income tax provision	$(30.7)	$(155.5)	$(158.0)

The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2017, 2016 and 2015 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its NOLs, subject to specified limitations.
The Tax Act significantly changes how the U.S. taxes corporations. The Tax Act contains several key provisions including, among other things, a reduction in the corporate income rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of this change in tax rate, the rate at which the Company’s deferred tax assets of the Company’s taxable REIT subsidiaries decreased, resulting in additional tax expense of $2.4 million, which did not significantly impact the Company's effective tax rate. However, the full impact of this change in tax law is provisional and subject to further analysis.
In 2015, there was an income tax law change in Ghana that disallowed unused capital allowances to be carried into 2016, which resulted in a charge to income tax expense for the year ended December 31, 2015. In 2017, the Ghana Revenue Authority issued Practice Note Number DT/2016/010 (the “Practice Note”), which clarified the Capital Allowance section of the Income Tax Act of 2015. The Practice Note allowed for unused Capital Allowance from 2015 to be treated as a deduction in 2016. As a result, the Company recorded a tax benefit of $17.8 million for the year ended December 31, 2017.

Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows for the years ended December 31:

	2017	2016	2015
Statutory tax rate	35%	35%	35%
Adjustment to reflect REIT status (1)	(35)	(35)	(35)
Foreign taxes	1	5	3
Foreign withholding taxes	3	4	3
Uncertain tax positions	—	5	—
Changes in tax laws	(2)	—	2
MIPT tax election (2)	—	—	11
Effective tax rate	2%	14%	19%
_______________
(1)    As a result of the ability to utilize the dividends paid deduction to offset our REIT income and gains.
(2)    Includes federal and state taxes, net of federal benefit.
The domestic and foreign components of income from continuing operations before income taxes are as follows for the years ended December 31,:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2017	2016	2015
United States	$971.2	$882.6	$785.2
Foreign	284.9	243.3	44.8
Total	$1,256.1	$1,125.9	$830.0

The components of the net deferred tax asset and liability and related valuation allowance were as follows as of December 31,:

	2017	2016
Assets:
Net operating loss carryforwards	$287.0	$278.7
Accrued asset retirement obligations	157.0	130.0
Stock-based compensation	3.9	4.3
Unearned revenue	19.3	29.0
Unrealized loss on foreign currency	27.4	26.9
Other accruals and allowances	50.2	45.6
Items not currently deductible and other	28.0	26.9
Liabilities:
Depreciation and amortization	(1,073.9)	(942.4)
Deferred rent	(35.9)	(27.1)
Other	(14.7)	(9.4)
Subtotal	(551.7)	(437.5)
Valuation allowance	(142.0)	(144.4)
Net deferred tax liabilities	$(693.7)	$(581.9)

Effective January 1, 2016, the Company adopted new guidance on the accounting for share-based payment transactions. As part of this new guidance, excess windfall tax benefits and tax deficiencies related to the Company’s stock option exercises and restricted stock unit vestings are recognized as an income tax benefit or expense in the consolidated statement of operations in the period in which the deduction occurs. Excess windfall tax benefits and tax deficiencies are therefore not anticipated when determining the annual ETR and are instead recognized in the interim period in which those items occur.
At December 31, 2017 and 2016, the Company has provided a valuation allowance of $142.0 million and $144.4 million, respectively, which primarily relates to foreign items. During 2017, the Company decreased the amounts recorded as valuation allowances in certain foreign jurisdictions as the Company believes these deferred tax assets are more likely than not to be realized. The decrease in the valuation allowance for the year ending December 31, 2017, is offset by an increase due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future as well as fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2017	2016	2015
Balance as of January 1,	$144.4	$137.0	$141.2
Additions (1)	11.6	14.1	19.5
Reversals	(9.1)	—	—
Foreign currency translation	(4.9)	(6.7)	(23.7)
Balance as of December 31,	$142.0	$144.4	$137.0
_______________
(1)    Includes net charges to expense and allowances established through goodwill at acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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

The Tax Act requires a mandatory one-time inclusion of accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been included in the calculation of U.S. taxable income. Notwithstanding the inclusion of these amounts in the determination of U.S. taxable income, the Company intends to continue to invest these foreign earnings indefinitely outside of the U.S. and does not expect to incur any significant, additional taxes, primarily withholding taxes, related to such amounts.
At December 31, 2017, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2018 to 2022	$—	$90.7	$73.2
2023 to 2027	—	361.3	192.3
2028 to 2032	141.6	85.9	—
2033 to 2037	24.6	122.7	—
Indefinite carryforward	—	—	739.7
Total	$166.2	$660.6	$1,005.2

As of December 31, 2017 and 2016, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $105.8 million and $102.9 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2017 includes additions to the Company’s existing tax positions of $7.6 million.

The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $11.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31,:

	2017	2016	2015
Balance at January 1	$107.6	$28.1	$31.9
Additions based on tax positions related to the current year	7.6	82.9	5.0
Additions for tax positions of prior years	—	—	—
Foreign currency	1.9	(0.2)	(5.3)
Reduction as a result of the lapse of statute of limitations and effective settlements	(0.4)	(3.2)	(3.5)
Balance at December 31	$116.7	$107.6	$28.1

During the years ended December 31, 2017, 2016 and 2015, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $0.4 million, $3.2 million and $3.5 million, respectively, in the liability for uncertain tax benefits, all of which reduced the income tax provision.
The Company recorded penalties and tax-related interest expense to the tax provision of $5.0 million, $9.2 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the years ended December 31, 2017, 2016 and 2015 by $0.6 million, $3.4 million and $3.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

As of December 31, 2017 and 2016, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $29.0 million and $24.3 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2017 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2017.

13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2017, the Company had the ability to grant stock-based awards with respect to an aggregate of 8.5 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the years ended December 31, 2017, 2016 and 2015, the Company recorded and capitalized the following stock-based compensation expenses:

	2017	2016	2015
Stock-based compensation expense	$108.5	$89.9	$90.5
Stock-based compensation expense capitalized as property and equipment	1.6	1.4	2.1
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

Key assumptions used to apply this pricing model were as follows:

	2017	2016	2015
Range of risk-free interest rate	1.88%-1.94%	1.00%-1.73%	1.32% - 1.62%
Weighted average risk-free interest rate	1.89%	1.44%	1.61%
Range of expected life of stock options	5.2 years	4.5 - 5.2 years	4.5 years
Range of expected volatility of the underlying stock price	18.95% - 19.45%	20.59% - 21.45%	21.09% - 21.24%
Weighted average expected volatility of underlying stock price	19.05%	21.43%	21.09%
Range of expected annual dividend yield	2.40%	1.85% - 2.40%	1.50% - 1.85%
The weighted average grant date fair value per share during the years ended December 31, 2017, 2016 and 2015 was $16.84, $14.60 and $15.06, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2017, 2016

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

and 2015 was $100.3 million, $77.6 million and $32.1 million, respectively. As of December 31, 2017, total unrecognized compensation expense related to unvested stock options was $12.4 million and is expected to be recognized over a weighted average period of approximately two years. The amount of cash received from the exercise of stock options was $110.7 million during the year ended December 31, 2017.
The Company’s option activity for the year ended December 31, 2017 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2017	7,269,376	$78.00
Granted	6,534	118.20
Exercised	(1,663,001)	66.57
Forfeited	(55,348)	93.09
Expired	—	—
Outstanding as of December 31, 2017	5,557,561	$81.32	6.07	$341.0
Exercisable as of December 31, 2017	3,425,213	$74.47	5.24	$233.6
Vested or expected to vest as of December 31, 2017	5,557,561	$81.32	6.07	$341.0
The following table sets forth information regarding options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
Outstanding Number of Options	Range of Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
593,231	$28.39 - $50.78	$45.76	2.59	593,231	$45.76
552,500	52.33 - 74.06	61.97	4.17	552,500	61.97
641,460	76.90 - 79.45	76.92	5.15	639,631	76.91
1,242,705	81.18 - 94.23	81.59	6.19	812,744	81.42
2,484,098	94.57 - 94.71	94.62	7.45	820,043	94.59
43,567	96.46 - 121.15	109.38	8.33	7,064	103.90
5,557,561	$28.39 - $121.15	$81.32	6.07	3,425,213	$74.47
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2017 was as follows:

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017 (1)	1,663,743	$90.76	242,757	$93.92
Granted (2)	840,467	114.22	201,274	113.52
Vested	(680,610)	88.12	—	—
Forfeited	(80,875)	101.51	—	—
Outstanding as of December 31, 2017	1,742,725	$102.60	444,031	$102.81
Expected to vest as of December 31, 2017	1,742,725	$102.60	444,031	$102.81
_______________

(1)
PSUs represent the shares issuable for the 2015 PSUs (as defined below) at the end of the three-year performance cycle based on achievement against the performance metric for the first and second year’s performance periods, or 73,417 shares, and the target number of shares issuable at the end of the three-year performance period for the 2016 PSUs (as defined below), or 169,340 shares.

(2)
PSUs represent the shares issuable for the 2015 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the third year’s performance period, or 46,754 shares, and the target number of shares issuable at the end of the three-year performance cycle for the 2017 PSUs (as defined below), or 154,520 shares.

Restricted Stock Units—The total fair value of RSUs that vested during the year ended December 31, 2017 was $78.3 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

As of December 31, 2017, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $101.6 million and is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units—During the years ended December 31, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 154,520 PSUs (the “2017 PSUs”) and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. During the year ended December 31, 2015, the Company’s Compensation Committee granted an aggregate of 70,135 PSUs to its executive officers (the “2015 PSUs”) and established the performance metric for this award. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2017 PSUs and the 2016 PSUs, and for each year in the three-year performance period with respect to the 2015 PSUs, and will be used to calculate the number of shares that will be issuable when the award vests, which may range from 0% to 200% of the target amounts. At the end of the three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of the performance period, subject generally to the executive’s continued employment. In the event of the executive’s death, disability or qualifying retirement, PSUs will be paid out pro rata in accordance with the terms of the applicable award agreement. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares actually vested.

During the year ended December 31, 2017, the Company recorded $23.6 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2017, was $22.1 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.

14.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices Limited (“Tata Teleservices”), IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). The Shareholders Agreement provides for, among other things, put options held by certain of the Remaining Shareholders, which allow the Remaining Shareholders to sell outstanding shares of ATC TIPL, and call options held by the Company, which allow the Company to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature require classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

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

The following is a reconciliation of the changes in the Redeemable noncontrolling interests:

Balance as of January 1, 2016	$—
Fair value at acquisition	1,100.9
Net income attributable to noncontrolling interests	13.9
Foreign currency translation adjustment attributable to noncontrolling interests	(23.5)
Balance as of January 1, 2017	$1,091.3
Net loss attributable to noncontrolling interests	(33.4)
Foreign currency translation adjustment attributable to noncontrolling interests	68.3
Balance as of December 31, 2017	$1,126.2

15.    EQUITY

Series A Preferred Stock— In May 2014, the Company issued 6,000,000 shares of its 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”). During the year ended December 31, 2017, all outstanding shares of the Series A Preferred Stock converted at a rate of 0.9337 per share into an aggregate of 5,602,153 shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series A Preferred Stock. The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

On May 15, 2017, the Company paid the final dividend of $7.9 million to holders of the Series A Preferred Stock at the close of business on May 1, 2017.

Series B Preferred Stock—In March 2015, the Company issued 1,375,000 shares of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”). As of December 31, 2017, the Company had 13,749,860 depositary shares, each representing a 1/10th interest in a share of its Series B Preferred Stock outstanding, after giving effect to the early conversion of 140 depositary shares at the option of the holder at a conversion rate of 0.8687 per depositary share in May 2017.

On February 15, 2018, the Company paid the final dividend of $18.9 million to holders of the Series B Preferred Stock at the close of business on February 1, 2018. Unless converted or redeemed earlier, each share of the Series B Preferred Stock converted automatically on February 15, 2018 at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock. As a result of the conversions of the Series B Preferred Stock in 2018, the Company issued an aggregate of 12,020,064 shares of its common stock.

The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the year ended December 31, 2017, the Company received an aggregate of $119.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Stock Repurchase Programs—In March 2011, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”). In December 2017, the Board of Directors approved an additional stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock (the “2017 Buyback”).

During the year ended December 31, 2017, the Company resumed the 2011 Buyback and repurchased 6,099,150 shares of its common stock thereunder for an aggregate of $766.3 million, including commissions and fees. As of December 31, 2017, the Company had repurchased a total of 12,356,054 shares of its common stock under the 2011 Buyback for an aggregate of $1.2 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
Under each program, the Company is authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 in accordance with securities laws and other legal requirements, and subject to market conditions and other factors.

The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the 2011 Buyback and 2017 Buyback are subject to the Company having available cash to fund repurchases.

Distributions—During the years ended December 31, 2017, 2016 and 2015, the Company declared the following cash distributions:

	For the year ended December 31,
	2017		2016		2015
	Distribution per share	Aggregate Payment Amount (in millions)	Distribution per share	Aggregate Payment Amount (in millions)	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock	$2.62	$1,122.5	$2.17	$923.7	$1.81	$766.4
Series A Preferred Stock	$2.63	$15.8	$5.25	$31.5	$3.94	$23.7
Series B Preferred Stock	$55.00	$75.6	$55.00	$75.6	$38.65	$53.1

The following table characterizes the tax treatment of distributions declared per share of common stock and Mandatory Convertible Preferred Stock.

	For the year ended December 31,
	2017			2016			2015
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$2.6200	(1)	100.00%	$2.1700		100.00%	$1.2694		70.13%
Capital gains distribution	—		—	—		—	0.5406		29.87
Total	$2.6200		100.00%	$2.1700		100.00%	$1.8100		100.00%
Series A Preferred Stock
Ordinary dividend	$3.3643	(2)	100.00%	$6.4578	(3)	100.00%	$3.6818	(4)	70.13%
Capital gains distribution	—		—	—		—	1.5682		29.87
Total	$3.3643		100.00%	$6.4578		100.00%	$5.2500		100.00%
Series B Preferred Stock (5)
Ordinary dividend	$6.5233	(6)	100.00%	$5.5000		100.00%	$2.7107		70.13%
Capital gains distribution	—		—	—		—	1.1546		29.87
Total	$6.5233		100.00%	$5.5000		100.00%	$3.8653		100.00%
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(1)	Includes dividend declared on December 6, 2017 of $0.70 per share, which was paid on January 16, 2018 to common stockholders of record at the close of business on December 28, 2017.

(2)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on April 27, 2017.

(3)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on June 17, 2016.

(4)	Includes dividend declared on December 2, 2014 of $1.3125 per share, which was paid on February 16, 2015 to preferred stockholders of record at the close of business on February 1, 2015.

(5)	Represents the tax treatment on dividends per depositary share, each of which represents a 1/10th interest in a share of Series B Preferred Stock.

(6)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on April 12, 2017.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of December 31, 2017, the amount accrued for distributions payable related to unvested restricted stock units was $10.1 million. During the year ended December 31, 2017, the Company paid $3.0 million of distributions payable upon the vesting of restricted stock units.
To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and subject to adjustment by the Company’s Board of Directors.

16.    IMPAIRMENTS, NET LOSS ON SALES OF LONG-LIVED ASSETS
During the years ended December 31, 2017, 2016 and 2015, the Company recorded impairment charges and net losses on sales or disposals of long-lived assets of $244.2 million, $53.6 million and $29.8 million, respectively. These charges were primarily related to assets included in the Company’s Asia property segment for the year ended December 31, 2017 and the U.S. property segment for the years ended December 31, 2016 and 2015, and are included in Other operating expenses in the consolidated statements of operations.

Included in these amounts were impairment charges of $211.4 million, $28.5 million and $15.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, to write down certain assets to their net realizable value after an indicator of impairment was identified. These assets consisted primarily of towers, which are assessed on an individual basis, network location intangibles, which relate directly to towers, and tenant-related intangibles. For the year ended December 31, 2017 impairment charges included $81.0 million related to tower and network intangible assets and $100.1 million related to tenant relationships due primarily to carrier consolidation in the Company’s Asia property segment. For the years ended December 31, 2017 and 2016, impairment charges included amounts related to land easements. Also included in these amounts were net losses associated with the sale or disposal of certain non-core towers, other assets and other miscellaneous items of $32.8 million, $25.1 million and $14.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

In October 2017, one of the Company’s tenants in Asia, Tata Teleservices, informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. The Company considered the recent developments regarding these events when conducting its annual impairment test for the Tata Teleservices tenant relationship, which did not result in an impairment since the estimated probability-weighted undiscounted cash flows were in excess of the carrying value of this asset. However, the Company will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates. Changes in estimated cash flows from Tata Teleservices could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles, which have a current net book value of $436.4 million.

17.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2017	2016	2015
Net income attributable to American Tower Corporation stockholders	$1,238.9	$956.4	$685.1
Dividends on preferred stock	(87.4)	(107.1)	(90.2)
Net income attributable to American Tower Corporation common stockholders	1,151.5	849.3	594.9

Basic weighted average common shares outstanding	428,181	425,143	418,907
Dilutive securities	3,507	4,140	4,108
Diluted weighted average common shares outstanding	431,688	429,283	423,015
Basic net income attributable to American Tower Corporation common stockholders per common share	$2.69	$2.00	$1.42
Diluted net income attributable to American Tower Corporation common stockholders per common share	$2.67	$1.98	$1.41

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2017	2016	2015
Restricted stock awards	3	6	—
Stock options	4	817	1,606
Preferred stock	14,040	17,509	15,408

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
Verizon Transaction—On March 27, 2015, the Company entered into an agreement with various operating entities of Verizon that provides for the lease, sublease or management of approximately 11,300 wireless communications sites from Verizon commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management right upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in each tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,350 towers from AT&T with the lease commencing between December 2000 and August 2004. Substantially all of the towers are part of the 2013 Securitization. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2017, the Company has purchased an aggregate of 88 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $831.3 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites purchased by the Company prior to June 30, 2020, AT&T will continue to lease the reserved space at the then-current monthly fee which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms. For all such sites purchased by the Company subsequent to June 30, 2020, AT&T has the right to continue to lease the reserved space for successive one-year terms at a rent equal to the lesser of the agreed upon market rate and the then-current monthly fee, which is subject to an annual increase based on changes in the U.S. Consumer Price Index.
Alltel Transaction—In December 2000, the Company entered into an agreement with Alltel to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. The Company exercised the purchase options for 1,523 towers in a single closing which occurred on December 8, 2016. The Company has provided notice to the tower owner of its intent to exercise the purchase options related to the 243 remaining towers. As of December 31, 2017, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the remaining subleased towers was $10.4 million as of December 31, 2017.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

based on the information available and records a liability for any potential outcome that is probable or more likely than not unfavorable if the liability is also reasonably estimable.
On December 5, 2016, the Company received an income tax assessment of Essar Telecom Infrastructure Private Limited (“ETIPL”) from the India Income Tax Department (the “Tax Department”) for the fiscal year ending 2008 in the amount of 4.75 billion INR ($69.8 million on the date of assessment) related to capital contributions. The Company challenged the assessment before the Office of Commissioner of Income Tax - Appeals, which ruled in the Company’s favor in January 2018. However, the Tax Department may appeal this ruling at a higher appellate authority. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. Additionally, the assessment was made with respect to transactions that took place in the tax year commencing in 2007, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010.
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at December 31, 2017 are as follows:

Year Ending December 31,
2018	$924
2019	887
2020	848
2021	811
2022	768
Thereafter	6,533
Total	$10,771
Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2017, 2016 and 2015 approximated $1,088.0 million, $986.2 million and $804.8 million, respectively.
Future minimum payments under capital leases in effect at December 31, 2017 were as follows:

Year Ending December 31,
2018	$34
2019	31
2020	26
2021	21
2022	18
Thereafter	166
Total minimum lease payments	296
Less amounts representing interest	(130)
Present value of capital lease obligations	$166

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and generally have initial terms of ten years with multiple renewal terms at the option of the tenant.
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2017 were as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Year Ending December 31,
2018	$4,927
2019	4,683
2020	4,393
2021	3,957
2022	3,095
Thereafter	11,180
Total	$32,235
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2017, is not aware of any agreements that could result in a material payment.

19.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2017	2016	2015
Supplemental cash flow information:
Cash paid for interest	$712.1	$645.1	$578.0
Cash paid for income taxes (net of refunds of $20.7, $19.6 and $7.1, respectively)	136.5	96.2	157.1
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	34.0	(19.0)	2.8
Purchases of property and equipment under capital leases	54.8	55.6	36.9
Fair value of debt assumed through acquisitions	—	786.9	—
Exercise of purchase option for property and equipment for common shares issued	—	120.8	—
Settlement of accounts receivable related to acquisitions	—	—	0.9
Conversion of third-party debt to equity	48.2	—	—

20.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of December 31, 2017, consisted of the following:

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

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
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), as the amounts are not utilized in assessing each segment’s performance, and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2017	U.S.	Asia	EMEA	Latin America
Segment revenues	$3,605.7	$1,164.4	$626.2	$1,169.6	$6,565.9	$98.0		$6,663.9
Segment operating expenses (1)	746.5	649.0	238.3	386.1	2,019.9	33.8		2,053.7
Interest income, TV Azteca, net	—	—	—	10.8	10.8	—		10.8
Segment gross margin	2,859.2	515.4	387.9	794.3	4,556.8	64.2		4,621.0
Segment selling, general, administrative and development expense (1)	151.4	82.4	67.9	77.5	379.2	13.7		392.9
Segment operating profit	$2,707.8	$433.0	$320.0	$716.8	$4,177.6	$50.5		$4,228.1
Stock-based compensation expense							$108.5	108.5
Other selling, general, administrative and development expense							138.5	138.5
Depreciation, amortization and accretion							1,715.9	1,715.9
Other expense (2)							1,009.1	1,009.1
Income from continuing operations before income taxes								$1,256.1
Capital expenditures (3)	$360.6	$118.0	$141.7	$197.4	$817.7	$—	$17.7	$835.4
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.9 million and $105.6 million, respectively.

(2)	Primarily includes interest expense.

(3)
Includes $31.8 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes and capital leases in the cash flow from financing activities in the Company’s consolidated statement of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property				Total Property	Services	Other	Total
Year ended December 31, 2016	U.S.	Asia	EMEA	Latin America
Segment revenues	$3,370.1	$827.6	$529.5	$985.9	$5,713.1	$72.6		$5,785.7
Segment operating expenses (1)	733.4	465.9	223.7	338.0	1,761.0	27.0		1,788.0
Interest income, TV Azteca, net	—	—	—	10.9	10.9	—		10.9
Segment gross margin	2,636.7	361.7	305.8	658.8	3,963.0	45.6		4,008.6
Segment selling, general, administrative and development expense (1)	147.6	48.2	60.9	60.7	317.4	12.5		329.9
Segment operating profit	$2,489.1	$313.5	$244.9	$598.1	$3,645.6	$33.1		$3,678.7
Stock-based compensation expense							$89.9	89.9
Other selling, general, administrative and development expense							126.0	126.0
Depreciation, amortization and accretion							1,525.6	1,525.6
Other expense (2)							811.3	811.3
Income from continuing operations before income taxes								$1,125.9
Capital expenditures (3)	$310.7	$115.5	$86.1	$172.6	$684.9	$—	$16.5	$701.4
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.4 million and $87.5 million, respectively.

(2)	Primarily includes interest expense.

(3)
Includes $18.9 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes and capital leases in the cash flow from financing activities in the Company’s consolidated statement of cash flows.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2015	U.S.	Asia	EMEA	Latin America
Segment revenues	$3,157.5	$242.2	$395.1	$885.6	$4,680.4	$91.1		$4,771.5
Segment operating expenses (1)	678.5	126.9	163.8	304.6	1,273.8	33.0		1,306.8
Interest income, TV Azteca, net	—	—	—	11.2	11.2	—		11.2
Segment gross margin	2,479.0	115.3	231.3	592.2	3,417.8	58.1		3,475.9
Segment selling, general, administrative and development expense (1)	138.6	22.7	48.7	62.2	272.2	15.7		287.9
Segment operating profit	$2,340.4	$92.6	$182.6	$530.0	$3,145.6	$42.4		$3,188.0
Stock-based compensation expense							$90.5	90.5
Other selling, general, administrative and development expense							121.4	121.4
Depreciation, amortization and accretion							1,285.3	1,285.3
Other expense (2)							860.8	860.8
Income from continuing operations before income taxes								$830.0
Capital expenditures	$367.7	$75.4	$66.6	$201.8	$711.5	$—	$17.3	$728.8
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.0 million and $88.5 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2017	2016	2015
U.S. property	$19,032.6	$18,846.9	$19,286.5
Asia property (1)	4,770.8	4,535.3	736.1
EMEA property (1)	3,213.6	2,062.4	2,249.6
Latin America property (1)	5,868.4	4,938.1	4,401.3
Services	42.3	48.3	68.4
Other (2)	286.6	448.2	162.4
Total assets	$33,214.3	$30,879.2	$26,904.3
_______________

(1)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.

(2)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments.
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2017, 2016 and 2015 and long-lived assets as of December 31, 2017 and 2016 is as follows:

	2017	2016	2015
Operating Revenues:
United States	$3,703.7	$3,442.7	$3,248.6
Asia (1):
India	1,164.4	827.6	242.2
EMEA (1):
France	59.5	—	—
Germany	63.1	60.2	56.0
Ghana	122.9	116.2	94.5
Nigeria	213.9	215.4	109.7
South Africa	106.5	80.0	80.5
Uganda	60.3	57.7	54.4
Latin America (1):
Argentina	15.9	1.0	—
Brazil	620.1	506.2	408.6
Chile	40.4	33.8	29.7
Colombia	89.3	79.7	78.4
Costa Rica	19.4	19.0	17.2
Mexico	364.3	331.2	340.5
Paraguay	2.7	—	—
Peru	17.5	15.0	11.2
Total International	2,960.2	2,343.0	1,522.9
Total operating revenues	$6,663.9	$5,785.7	$4,771.5
_______________

(1)	Balances are translated at the applicable exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2017	2016
Long-Lived Assets (1):
United States	$16,930.2	$16,969.6
Asia (2):
India	4,052.6	4,094.2
EMEA (2):
France	1,009.6	—
Germany	428.0	397.3
Ghana	171.4	192.2
Nigeria	587.2	640.6
South Africa	330.4	271.8
Uganda	136.9	141.5
Latin America (2):
Argentina	117.9	137.6
Brazil	2,557.4	2,626.4
Chile	151.2	137.2
Colombia	369.0	272.3
Costa Rica	112.9	117.5
Mexico	1,396.8	797.8
Paraguay	77.5	—
Peru	93.7	66.6
Total International	11,592.5	9,893.0
Total long-lived assets	$28,522.7	$26,862.6
_______________

(1)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.

(2)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
The following tenants within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31, is as follows:

	2017	2016	2015
AT&T	19%	21%	24%
Verizon Wireless	16%	15%	16%
Sprint	9%	11%	13%
T-Mobile	9%	9%	10%

21.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2017, 2016 and 2015, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

22.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2017 and 2016 is as follows (in millions, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2017:
Operating revenues	$1,616.2	$1,662.5	$1,680.7	$1,704.5	$6,663.9
Costs of operations (1)	492.7	517.2	519.8	526.9	2,056.6
Operating income	531.4	576.9	561.1	329.0	1,998.4
Net income	307.4	388.5	334.7	194.8	1,225.4
Net income attributable to American Tower Corporation stockholders	316.1	367.0	317.3	238.5	1,238.9
Dividends on preferred stock	(26.8)	(22.8)	(18.9)	(18.9)	(87.4)
Net income attributable to American Tower Corporation common stockholders	289.3	344.2	298.4	219.6	1,151.5
Basic net income per share attributable to American Tower Corporation common stockholders	0.68	0.81	0.70	0.51	2.69
Diluted net income per share attributable to American Tower Corporation common stockholders	0.67	0.80	0.69	0.51	2.67

	Three Months Ended				Year Ended December 31, (2)
	March 31,	June 30,	September 30,	December 31,
2016:
Operating revenues	$1,289.0	$1,442.2	$1,514.8	$1,539.5	$5,785.7
Costs of operations (1)	351.4	459.7	491.2	488.0	1,790.4
Operating income	451.9	432.8	479.1	489.3	1,853.0
Net income	281.3	192.5	263.7	232.9	970.4
Net income attributable to American Tower Corporation stockholders	275.2	187.6	264.5	229.2	956.4
Dividends on preferred stock	(26.8)	(26.8)	(26.8)	(26.8)	(107.1)
Net income attributable to American Tower Corporation common stockholders	248.4	160.8	237.7	202.4	849.3
Basic net income per share attributable to American Tower Corporation common stockholders	0.59	0.38	0.56	0.48	2.00
Diluted net income per share attributable to American Tower Corporation common stockholders	0.58	0.37	0.55	0.47	1.98
_______________

(1)	Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expenses.

(2)	The amounts reported for the year ended December 31, 2016 differ slightly from the sum of the quarters due to rounding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
149,246	sites (1)	$3,435.3	(2)	(3)	(3)	$15,349.0	(4)	$(5,181.2)	Various	Various	Up to 20 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $3.4 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    Does not include those sites under construction.

	2017	2016	2015
Gross amount at beginning	$14,277.0	$13,046.3	$10,434.3	(1)
Additions during period:
Acquisitions	499.7	787.2	2,620.8
Discretionary capital projects (2)	120.7	105.3	210.4
Discretionary ground lease purchases (3)	150.4	168.1	144.7
Redevelopment capital expenditures (4)	138.8	136.8	114.1
Capital improvements (5)	65.6	81.8	42.4
Start-up capital expenditures (6)	158.1	128.7	35.6
Other (7)	106.4	139.4	201.1
Total additions	1,239.7	1,547.3	3,369.1
Deductions during period:
Cost of real estate sold or disposed	(246.5)	(85.8)	(61.0)
Other (8)	78.8	(230.8)	(696.1)
Total deductions:	(167.7)	(316.6)	(757.1)
Balance at end	$15,349.0	$14,277.0	$13,046.3

	2017	2016	2015
Gross amount of accumulated depreciation at beginning	$(4,548.1)	$(3,994.9)	$(3,613.1)
Additions during period:
Depreciation	(718.7)	(647.9)	(557.1)
Other	—	—	—
Total additions	(718.7)	(647.9)	(557.1)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	100.7	24.9	30.1
Other (8)	(15.1)	69.8	145.2
Total deductions	85.6	94.7	175.3
Balance at end	$(5,181.2)	$(4,548.1)	$(3,994.9)
_______________

(1)	Beginning balance has been revised to reflect purchase accounting measurement period adjustments.

(2)	Includes amounts incurred primarily for the construction of new sites.

(3)	Includes amounts incurred to purchase or otherwise secure the land under communications sites.

(4)	Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.

(5)	Includes amounts incurred to enhance existing sites by adding additional functionality, capacity or general asset improvements.

(6)
Includes amounts incurred in connection with acquisitions or new market launches. Start-up capital expenditures includes non-recurring expenditures contemplated in acquisitions or new market launch business cases.

(7)	Primarily includes regional improvements and other additions.

(8)	Primarily includes foreign currency exchange rate fluctuations and other deductions.