Form 10-Q
period 2018-03-31
AMERICAN TOWER CORP /MA/
filed 2018-05-02
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 24, 2018, there were 441,659,919 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,125.4	$802.1
Restricted cash	153.5	152.8
Short-term investments	389.4	1.0
Accounts receivable, net	557.9	513.6
Prepaid and other current assets	571.2	568.6
Total current assets	2,797.4	2,038.1
PROPERTY AND EQUIPMENT, net	11,294.8	11,101.0
GOODWILL	5,647.1	5,638.4
OTHER INTANGIBLE ASSETS, net	11,940.2	11,783.3
DEFERRED TAX ASSET	192.9	204.4
DEFERRED RENT ASSET	1,510.0	1,499.0
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	990.3	950.1
TOTAL	$34,372.7	$33,214.3
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$118.7	$142.9
Accrued expenses	825.4	854.3
Distributions payable	335.0	304.4
Accrued interest	131.0	166.9
Current portion of long-term obligations	2,803.2	774.8
Unearned revenue	331.4	268.8
Total current liabilities	4,544.7	2,512.1
LONG-TERM OBLIGATIONS	18,568.8	19,430.3
ASSET RETIREMENT OBLIGATIONS	1,215.0	1,175.3
DEFERRED TAX LIABILITY	791.7	898.1
OTHER NON-CURRENT LIABILITIES	1,246.0	1,244.2
Total liabilities	26,366.2	25,260.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,065.2	1,126.2
EQUITY (shares in thousands):
Preferred stock: $.01 par value; 20,000 shares authorized;
5.50%, Series B, 1,375 shares issued, 0 and 1,375 shares outstanding; aggregate liquidation value of $0.0 and $1.4, respectively	—	0.0
Common stock: $.01 par value; 1,000,000 shares authorized; 450,505 and 437,729 shares issued; and 441,596 and 428,820 shares outstanding, respectively	4.5	4.4
Additional paid-in capital	10,224.0	10,247.5
Distributions in excess of earnings	(1,085.7)	(1,058.1)
Accumulated other comprehensive loss	(1,834.6)	(1,978.3)
Treasury stock (8,909 shares at cost)	(974.0)	(974.0)
Total American Tower Corporation equity	6,334.2	6,241.5
Noncontrolling interests	607.1	586.6
Total equity	6,941.3	6,828.1
TOTAL	$34,372.7	$33,214.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Property	$1,710.4	$1,594.1
Services	31.4	22.1
Total operating revenues	1,741.8	1,616.2
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (each including stock-based compensation expense of $0.7)	507.4	486.2
Services (including stock-based compensation expense of $0.3 and $0.2, respectively)	12.5	6.5
Depreciation, amortization and accretion	446.3	421.1
Selling, general, administrative and development expense (including stock-based compensation expense of $41.7 and $35.3, respectively)	204.9	164.8
Other operating expenses	167.8	6.2
Total operating expenses	1,338.9	1,084.8
OPERATING INCOME	402.9	531.4
OTHER INCOME (EXPENSE):
Interest income, TV Azteca (each net of interest expense of $0.3)	2.7	2.7
Interest income	15.4	9.9
Interest expense	(199.6)	(183.7)
Loss on retirement of long-term obligations	—	(55.4)
Other income (including unrealized foreign currency gains of $24.9 and $28.0, respectively)	27.8	29.3
Total other expense	(153.7)	(197.2)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	249.2	334.2
Income tax benefit (provision)	31.1	(26.8)
NET INCOME	280.3	307.4
Net loss attributable to noncontrolling interests	4.9	8.7
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	285.2	316.1
Dividends on preferred stock	(9.4)	(26.8)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$275.8	$289.3
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.63	$0.68
Diluted net income attributable to American Tower Corporation common stockholders	$0.63	$0.67
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	435,124	427,279
DILUTED	438,520	430,199
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.75	$0.62
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2018	2017
Net income	$280.3	$307.4
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax expense of $0	0.0	(0.1)
Reclassification of unrealized losses (gains) on cash flow hedges to net income, net of tax expense of $0	0.1	(0.1)
Adjustment to redeemable noncontrolling interest	78.8	—
Foreign currency translation adjustments, net of tax expense of $1.6 and $3.5, respectively	57.6	293.9
Other comprehensive income	136.5	293.7
Comprehensive income	416.8	601.1
Comprehensive loss (income) attributable to noncontrolling interests	12.1	(45.2)
Comprehensive income attributable to American Tower Corporation stockholders	$428.9	$555.9

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$280.3	$307.4
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	446.3	421.1
Stock-based compensation expense	42.7	36.2
Loss on early retirement of long-term obligations	—	55.4
Other non-cash items reflected in statements of operations	96.8	(45.3)
Increase in net deferred rent balances	(3.9)	(35.1)
Increase in assets	(95.4)	(40.3)
Increase (decrease) in liabilities	25.0	(21.2)
Cash provided by operating activities	791.8	678.2
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(198.5)	(168.1)
Payments for acquisitions, net of cash acquired	(673.4)	(777.8)
Proceeds from sale of short-term investments and other non-current assets	84.0	3.8
Payments for short-term investments	(478.1)	—
Deposits and other	(14.6)	21.8
Cash used for investing activities	(1,280.6)	(920.3)
CASH FLOW FROM FINANCING ACTIVITIES
Borrowings under credit facilities	1,748.3	1,997.0
Proceeds from term loan	1,500.0	—
Proceeds from issuance of securities in securitization transaction	500.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt and capital leases	(2,584.9)	(1,633.4)
(Distributions to) contributions from noncontrolling interest holders, net	(0.3)	265.4
Purchases of common stock	—	(147.2)
Proceeds from stock options	20.0	36.9
Distributions paid on common stock	(304.3)	(250.4)
Distributions paid on preferred stock	(18.9)	(26.8)
Payment for early retirement of long-term obligations	—	(61.8)
Deferred financing costs and other financing activities	(42.6)	(21.8)
Cash provided by financing activities	817.3	157.9
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(4.5)	6.0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	324.0	(78.2)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	954.9	936.5
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,278.9	$858.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $4.7 AND $12.8, RESPECTIVELY)	$24.7	$23.1
CASH PAID FOR INTEREST	$228.6	$231.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Increase) decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(29.3)	$10.1
Purchases of property and equipment under capital leases	$9.7	$11.9
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2017	6,000	$0.1	1,375	$0.0	429,913	$4.3	(2,810)	$(207.7)	$10,043.5	$(1,999.3)	$(1,077.0)	$212.3	$6,976.2
Stock-based compensation related activity	—	—	—	—	1,019	0.0	—	—	50.5	—	—	—	50.5
Treasury stock activity	—	—	—	—		—	(1,874)	(225.0)		—	—	—	(225.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	240.1	—	2.7	242.8
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	314.0	314.0
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(266.0)	—	(266.0)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(26.8)	—	(26.8)
Net income	—	—	—	—	—	—	—	—	—	—	316.1	3.7	319.8
BALANCE, MARCH 31, 2017	6,000	$0.1	1,375	$0.0	430,932	$4.3	(4,684)	$(432.7)	$10,094.0	$(1,759.4)	$(1,053.7)	$532.3	$7,384.9

BALANCE, JANUARY 1, 2018	—	$—	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	—	—	756	0.0	—	—	27.3	—	—	—	27.3
Conversion of preferred stock	—	—	(1,375)	(0.0)	12,020	0.1	—	—	(0.1)	—	—	—	—
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	64.8	—	15.1	79.9
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Impact of the revenue recognition standard adoption	—	—	—	—	—	—	—	—	—	—	38.4	—	38.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(332.3)	—	(332.3)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	—	—	285.2	5.7	290.9
BALANCE, MARCH 31, 2018	—	$—	—	$—	450,505	$4.5	(8,909)	$(974.0)	$10,224.0	$(1,834.6)	$(1,085.7)	$607.1	$6,941.3

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business as its property operations. Additionally, the Company offers tower-related services in the United States, which it refers to as its services operations. These services include site acquisition, zoning and permitting (“AZP”) and structural analysis, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites.
The Company’s portfolio primarily consists of towers that it owns and towers that it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and certain outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds other telecommunications infrastructure, fiber and property interests that it leases primarily to communications service providers and third-party tower operators.

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not required to pay U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers, as it receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the foreign jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of March 31, 2018, the Company’s REIT-qualified businesses included its U.S. tower leasing business, its operations in Nigeria, most of its operations in Costa Rica and Mexico, a majority of its operations in Germany and a majority of its indoor DAS networks business and services segment.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of March 31, 2018, the Company holds (i) a 51% controlling interest, and MTN Group Limited holds a 49% noncontrolling interest, in each of two joint ventures, one in Ghana and one in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Uganda, (ii) a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture (“ATC Europe”) which primarily consists of operations in Germany and France, (iii) an approximate 75% controlling interest, and South African investors hold an approximate 25% noncontrolling interest, in a subsidiary of the Company in South Africa and (iv) a 63% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2017 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, except the adoption of new revenue recognition guidance, as discussed below.

Changes to Prior-Period Amounts—The Company is now disclosing its results in millions rather than thousands and, as a result, certain rounding adjustments have been made to prior-period amounts.

Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	Three months ended March 31,
	2018	2017
Cash and cash equivalents	$1,125.4	$712.8
Restricted cash	153.5	145.5
Total cash and cash equivalents and restricted cash	$1,278.9	$858.3

Revenue—The new revenue recognition accounting standard requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted the new revenue recognition standard using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under the new standard, while prior-period amounts are not adjusted and continue to be reported in accordance with accounting under the previously applicable guidance.

The Company recorded a net reduction to opening Distributions in excess of earnings in its consolidated balance sheet of $38.4 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard. The impact is primarily related to the Company’s site inspection revenue, which is now recognized at the point in time when the inspection service is completed. The impact to revenues for the three months ended March 31, 2018 as a result of applying the new standard was an increase of $2.6 million.

The adoption of the new revenue recognition accounting standard did not have a material impact on the Company’s revenue recognition patterns. Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue. A small portion of the Company’s revenue is either derived from non-lease performance obligations within the lease arrangements or from other agreements with its tenants. This revenue, designated non-lease revenue, is recognized when control of the promised goods or services is transferred to the tenants, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Since most of the Company’s contracts are leases, costs are capitalized under the applicable lease accounting guidance. Costs incurred to obtain non-lease contracts that are capitalized primarily relate to DAS and are not material to the consolidated financial statements. The Company has excluded sales tax, value-added tax and similar taxes from non-lease revenue.

Non-lease revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 14 to the consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of non-lease revenue disaggregated by source and geography is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended March 31, 2018	U.S.	Asia	EMEA	Latin America	Total
Power and fuel pass-through revenue	$—	$92.3	$34.9	$4.5	$131.7
Other non-lease revenue	67.7	1.9	0.6	23.7	93.9
Total non-lease property revenue	$67.7	$94.2	$35.5	$28.2	$225.6
Services revenue	31.4	—	—	—	31.4
Total non-lease revenue	$99.1	$94.2	$35.5	$28.2	$257.0
Property lease revenue	863.7	178.8	138.7	303.6	1,484.8
Total revenue	$962.8	$273.0	$174.2	$331.8	$1,741.8

Power and fuel pass-through revenue—Most of the Company’s leasing arrangements outside of the U.S. require that the Company provide power to the communications site through an electrical grid connection, diesel fuel generators or other sources and permit the Company to pass through the costs of these services to its tenants. The Company recognizes revenue received in connection with such services as power and fuel pass-through revenue. Many arrangements require that the communications site has power for a specified percentage of time. In most such cases, if delivery of power falls below the specified service level, a corresponding reduction in revenue is recorded. The Company has determined that this performance obligation is satisfied over time for the duration of the arrangement.
Other significant judgments related to this revenue stream are the (i) determination that the Company is a principal in these transactions and revenue is therefore recorded on a gross basis and (ii) service level related adjustments to revenue.
Other non-lease revenue—Other non-lease revenue consists primarily of revenue generated from DAS, fiber and other property related revenue. DAS and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis.
Services revenue—The Company offers tower-related services in the United States. These services include site AZP and structural analysis services. There is a single performance obligation related to AZP, and revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Structural analysis services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.

Some of the Company’s contracts with tenants contain multiple performance obligations. For these arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is typically based on the price charged to tenants.

Information about receivables, contract assets and contract liabilities from contracts with tenants is as follows:

	January 1, 2018	March 31, 2018
Accounts receivable	$222.2	$234.0
Prepaids and other current assets	79.7	73.3
Notes receivable and other non-current assets	24.2	23.5
Unearned revenue	26.6	33.3
Other non-current liabilities	68.5	65.2

The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. The

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

increase in the Unearned revenue for the three months ended March 31, 2018 is due to payments received, offset by $17.9 million of revenue recognized in the three months ended March 31, 2018 that was included in the Unearned revenue balance as of January 1, 2018. There was $0.1 million of revenue recognized from Other non-current liabilities during the three months ended March 31, 2018.

The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The decrease in unbilled receivables and contract assets attributable to revenue recognized during the three months ended March 31, 2018 was less than $0.1 million.

The Company does not disclose the value of unsatisfied performance obligations for agreements (i) with an original expected length of one year or less or (ii) for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Accounting Standards Updates—In January 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the recognition and measurement of financial assets and financial liabilities. The guidance amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In January 2018, the FASB issued new guidance on the treatment of land easements. The guidance provides a practical expedient to not evaluate existing or expired land easements under the new lease accounting standards if those easements were not previously accounted for as leases under the existing lease guidance. The Company does not expect the adoption of this guidance to have a material impact on its financial statements or its adoption of the lease accounting guidance.

In January 2017, the FASB issued new guidance on accounting for goodwill impairments. The guidance eliminates Step 2 from the goodwill impairment test and requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2017, the FASB issued new guidance on hedge and derivative accounting. The guidance simplifies accounting rules around hedge accounting and the disclosures of hedging arrangements. Among other things, the guidance eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In February 2018, the FASB issued new guidance on the treatment of tax effects that are presented in other comprehensive income. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the December 2017 legislation commonly referred to as the Tax Cuts and Jobs Act. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Prepaid operating ground leases	$150.6	$148.6
Prepaid income tax	136.5	136.5
Unbilled receivables	110.7	107.9
Value added tax and other consumption tax receivables	63.6	64.2
Prepaid assets	42.5	39.6
Other miscellaneous current assets	67.3	71.8
Prepaid and other current assets	$571.2	$568.6

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2018	$3,379.2	$1,095.0	$404.9	$757.3	$2.0	$5,638.4
Effect of foreign currency translation	—	(21.9)	10.8	19.8	—	8.7
Balance as of March 31, 2018	$3,379.2	$1,073.1	$415.7	$777.1	$2.0	$5,647.1

The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2018			As of December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (1)	Up to 20	$4,922.5	$(1,584.1)	$3,338.4	$4,858.8	$(1,525.3)	$3,333.5
Acquired tenant-related intangibles	15-20	11,431.9	(2,883.7)	8,548.2	11,150.9	(2,754.7)	8,396.2
Acquired licenses and other intangibles	3-20	60.5	(10.2)	50.3	58.8	(8.1)	50.7
Economic Rights, TV Azteca	70	15.7	(12.4)	3.3	14.5	(11.6)	2.9
Total other intangible assets		$16,430.6	$(4,490.4)	$11,940.2	$16,083.0	$(4,299.7)	$11,783.3
_______________

(1)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired communications sites. The acquired tenant-

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

related intangibles typically represent the value to the Company of tenant contracts and relationships in place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals.
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2018, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2017 Form 10-K, was 15 years. Amortization of intangible assets for the three months ended March 31, 2018 and 2017 was $202.4 million and $183.2 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Remainder of 2018	$620.6
2019	823.8
2020	804.1
2021	787.6
2022	783.1
2023	778.7

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Accrued property and real estate taxes	$156.9	$154.4
Amounts payable to tenants	62.0	60.8
Accrued rent	57.4	54.0
Payroll and related withholdings	54.1	82.2
Accrued pass-through costs	52.9	59.7
Accrued income tax payable	35.7	15.3
Accrued pass-through taxes	35.5	25.3
Accrued construction costs	21.9	31.9
Other accrued expenses	349.0	370.7
Total accrued expenses	$825.4	$854.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	March 31, 2018	December 31, 2017	Maturity Date
2018 Term Loan (1)	$1,499.2	$—	March 29, 2019
2013 Credit Facility (1)	1,641.8	2,075.6	June 28, 2021
2013 Term Loan (1)	994.7	994.5	January 31, 2023
2014 Credit Facility (1)	600.0	495.0	January 31, 2023
3.40% senior notes	999.9	999.8	February 15, 2019
2.800% senior notes	746.7	746.3	June 1, 2020
5.050% senior notes	698.2	698.0	September 1, 2020
3.300% senior notes	746.3	746.0	February 15, 2021
3.450% senior notes	645.4	645.1	September 15, 2021
5.900% senior notes	498.0	497.8	November 1, 2021
2.250% senior notes	564.5	572.4	January 15, 2022
4.70% senior notes	696.9	696.7	March 15, 2022
3.50% senior notes	991.3	990.9	January 31, 2023
3.000% senior notes	682.4	692.5	June 15, 2023
5.00% senior notes	1,002.4	1,002.4	February 15, 2024
1.375% senior notes	605.1	589.1	April 4, 2025
4.000% senior notes	741.3	741.0	June 1, 2025
4.400% senior notes	495.8	495.6	February 15, 2026
3.375% senior notes	985.2	984.8	October 15, 2026
3.125% senior notes	397.1	397.1	January 15, 2027
3.55% senior notes	743.0	742.8	July 15, 2027
3.600% senior notes	691.3	691.1	January 15, 2028
Total American Tower Corporation debt	17,666.5	16,494.5

Series 2013-1A securities (2)	—	499.8	N/A
Series 2013-2A securities (3)	1,292.2	1,291.8	March 15, 2023
Series 2018-1A securities (3)	493.0	—	March 15, 2028
Series 2015-1 notes (4)	348.2	348.0	June 15, 2020
Series 2015-2 notes (5)	520.3	520.1	June 16, 2025
India indebtedness (6)	518.6	512.6	Various
India preference shares (7)	25.6	26.1	March 2, 2020
Shareholder loans (8)	101.8	100.6	Various
Other subsidiary debt (1) (9)	239.6	246.1	Various
Total American Tower subsidiary debt	3,539.3	3,545.1
Other debt, including capital lease obligations	166.2	165.5
Total	21,372.0	20,205.1
Less current portion of long-term obligations	(2,803.2)	(774.8)
Long-term obligations	$18,568.8	$19,430.3
_______________

(1)	Accrues interest at a variable rate.

(2)	Repaid in full on the March 2018 payment date.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(6)
Denominated in Indian Rupees (“INR”). Includes India working capital facility, remaining debt assumed by the Company in connection with the Viom Acquisition (as defined in note 9) and debt that has been entered into by ATC TIPL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

(7)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. The Preference Shares are to be redeemed on March 2, 2020 and have a dividend rate of 10.25% per annum. Denominated in INR.

(8)	Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan is denominated in Ugandan Shillings.

(9)
Includes the BR Towers debentures and the Brazil credit facility, which are denominated in Brazilian Reais and amortize through October 15, 2023 and January 15, 2022, respectively, the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020 and the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) 14.6 billion INR ($223.6 million) of India indebtedness, (ii) $1.5 billion under its unsecured term loan entered into on March 29, 2018 (the “2018 Term Loan”) and (iii) $999.9 million under the 3.40% senior unsecured notes due 2019.

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

Securitizations

Secured Tower Revenue Securities, Series 2018-1, Subclass A and Series 2018-1, Subclass R—On March 29, 2018, the Company completed a securitization transaction (the “2018 Securitization”), in which the American Tower Trust I (the “Trust”) issued $500.0 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of the Company’s affiliates purchased, $26.4 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Securities.

The assets of the Trust consist of a nonrecourse loan (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,116 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The 2018 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Amended and Restated Loan and Security Agreement among the Trust and the AMT Asset Subs, dated as of March 29, 2018 (the “Loan Agreement”) and were issued in two separate subclasses of the same series. The 2018 Securities represent a pass-through interest in the components of the Loan corresponding to the 2018 Securities. The Series 2018-1A Securities have an interest rate of 3.652% and the Series 2018-1R Securities have an interest rate of 4.459%. The 2018 Securities have an expected life of approximately ten years with a final repayment date in March 2048.
The debt service on the Loan will be paid solely from the cash flows generated from the operation of the Trust Sites held by the AMT Asset Subs. The AMT Asset Subs are required to make monthly payments of interest on the Loan. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2018 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.
The AMT Asset Subs may prepay the Loan at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within thirty-six months of the anticipated repayment date for the 2018 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2018 Securities will be due in March 2048.
Under the Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement, all rental cash receipts received each month are reserved for the succeeding month and held in an account controlled by the trustee and then

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

released. The $88.8 million held in the reserve accounts as of March 31, 2018 is classified as restricted cash on the Company’s accompanying condensed consolidated balance sheet.
The Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”) issued in a securitization transaction in March 2013 (the “2013 Securitization” and, together with the 2018 Securitization, the “Trust Securitizations”) remain outstanding and are subject to the terms of the Second Amended and Restated Trust and Servicing Agreement entered into in connection with the 2018 Securitization. The component of the Loan corresponding to the Series 2013-2A Securities also remains outstanding and is subject to the terms of the Loan Agreement. The Loan Agreement includes terms and conditions, including with respect to secured assets, substantially consistent with the First Amended and Restated Loan and Security Agreement dated as of March 15, 2013, and as further described in note 8 to the Company’s consolidated financial statements included in the 2017 Form 10-K.

Bank Facilities

2013 Credit Facility—During the three months ended March 31, 2018, the Company borrowed an aggregate of $620.0 million and repaid an aggregate of $1.1 billion of revolving indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”). The Company used the borrowings to fund acquisitions and for general corporate purposes.

2014 Credit Facility—During the three months ended March 31, 2018, the Company borrowed an aggregate of $1.1 billion and repaid an aggregate of $945.0 million of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). The Company used the borrowings to repay existing indebtedness, including the Secured Tower Revenue Securities, Series 2013-1A, and for general corporate purposes.

2018 Term Loan—During the three months ended March 31, 2018, the Company entered into the 2018 Term Loan, the net proceeds of which were used to repay $1.1 billion of outstanding indebtedness under the 2013 Credit Facility and $445.0 million of outstanding indebtedness under the 2014 Credit Facility.
The 2018 Term Loan matures on March 29, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2018 Term Loan may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
The loan agreement for the 2018 Term Loan contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of March 31, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the Company’s unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) and the 2018 Term Loan were as follows:

	Outstanding Principal Balance		Undrawn letters of credit	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$1,641.8	(3)	$4.0	June 28, 2021	(4)	1.125%	0.125%
2014 Credit Facility	$600.0		$6.3	January 31, 2023	(4)	1.250%	0.150%
2013 Term Loan	$1,000.0		N/A	January 31, 2023		1.250%	N/A
2018 Term Loan	$1,500.0		N/A	March 29, 2019		0.875%	N/A
_______________
(1)    LIBOR means the London Interbank Offered Rate.
(2)    Fee on undrawn portion of each credit facility.
(3)    Includes $140.0 million borrowed at the base rate of 4.750% plus a margin of 0.125%.
(4)    Subject to two optional renewal periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2018			December 31, 2017
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$—	$389.4	—	$1.0	—	—
Embedded derivative in lease agreement	—	—	$12.2	—	—	$12.4
Liabilities:
Interest rate swap agreements	—	$45.4	—	—	$29.0	—
Acquisition-related contingent consideration	—	—	$1.0	—	—	$10.1
Fair value of debt related to interest rate swap agreements	$(43.0)	—	—	$(24.5)	—	—
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months and mutual funds with a portfolio duration of less than 90 days.

As of March 31, 2018, the Company had marketable securities with a cost basis of $386.7 million and recognized unrealized gains of $2.7 million on these securities. During the three months ended March 31, 2018, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2017 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the three months ended March 31, 2018 and 2017 were not material to the consolidated financial statements. As of March 31, 2018, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $1.0 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 or 2017.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

On February 28, 2018, one of the Company’s tenants in Asia, Aircel Ltd. (“Aircel”), filed for bankruptcy protection with the National Company Law Tribunal of India. The bankruptcy process is expected to take at least several months to complete and the ultimate outcome has yet to be determined. The Company performed an impairment test based on current expectations of the impact of the bankruptcy on projected cash flows for assets related to Aircel. These assets consisted primarily of towers, which are assessed on an individual basis, network location intangibles, which relate directly to towers, and tenant-related intangibles. As a result, an impairment of $40.1 million was taken on the tower and network intangible assets. The Company also fully impaired the tenant-related intangible asset for Aircel, which resulted in an impairment of $107.3 million during the three months ended March 31, 2018. These impairments were recorded in Other operating expenses in the consolidated statements of operations.

In October 2017, one of the Company’s tenants in Asia, Tata Teleservices Limited (“Tata Teleservices”), informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. The Company considered the recent developments regarding these events, including ongoing negotiations with Tata Teleservices, when updating its impairment test for the Tata Teleservices tenant relationship, which did not result in an impairment since the estimated probability-weighted undiscounted cash flows were in excess of the carrying value of this asset. However, the Company will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates. Changes in estimated cash flows from Tata Teleservices could impact previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles, which have a current net book value of $417.0 million as of March 31, 2018.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2018 and December 31, 2017 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2018 and December 31, 2017, the carrying value of long-term obligations, including the current portion, was $21.4 billion and $20.2 billion, respectively. As of March 31, 2018, the fair value of long-term obligations, including the current portion, was $21.4 billion, of which $13.0 billion was measured using Level 1 inputs and $8.4 billion was measured using Level 2 inputs. As of December 31, 2017, the fair value of long-term obligations, including the current portion, was $20.6 billion, of which $13.3 billion was measured using Level 1 inputs and $7.3 billion was measured using Level 2 inputs.

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
The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

The change in the income tax benefit (provision) for the three months ended March 31, 2018 was primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in the Company’s Asia property segment.
As of March 31, 2018 and December 31, 2017, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $102.8 million and $105.8 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2018 includes additions of $2.1 million to the Company’s existing tax positions, reductions of $2.6 million due to a settlement with authorities and reductions of $1.7 million related to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

positions taken in prior years. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2017 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $8.7 million.
The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Penalties and income tax-related interest expense	$1.0	$1.3
As of March 31, 2018 and December 31, 2017, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $28.9 million and $29.0 million, respectively.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire 10 years from the date of grant. As of March 31, 2018, the Company had the ability to grant stock-based awards with respect to an aggregate of 7.6 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2018 and 2017, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$42.7	$36.2
Stock-based compensation expense capitalized as property and equipment	$0.5	$0.5
Stock Options—As of March 31, 2018, total unrecognized compensation expense related to unvested stock options was $10.0 million, which is expected to be recognized over a weighted average period of approximately two years.
The Company’s option activity for the three months ended March 31, 2018 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2018	5,557,561
Granted	—
Exercised	(243,118)
Forfeited	—
Expired	—
Outstanding as of March 31, 2018	5,314,443

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Restricted Stock Units—As of March 31, 2018, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $166.1 million and is expected to be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2018, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 131,311 PSUs (the “2018 PSUs”), 154,520 PSUs (the “2017 PSUs”) and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to the 2018 PSUs, the 2017 PSUs and the 2016 PSUs, and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment. In the event of an executive’s death, disability or qualifying retirement, PSUs will be paid out pro rata in accordance with the terms of the applicable award agreement. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2018 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2018 (1)	1,742,725	444,031
Granted (2)	671,618	131,311
Vested (3)	(644,022)	(120,171)
Forfeited	(12,063)	—
Outstanding as of March 31, 2018	1,758,258	455,171
_______________

(1)
PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2017 PSUs and the 2016 PSUs, or 154,520 and 169,340 shares, respectively, and the shares issuable at the end of the three-year vesting period for the PSUs granted in 2015 (the “2015 PSUs”), based on achievement against the performance metrics for the the first, second and third year’s performance periods, or 120,171 shares.

(2)	PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2018 PSUs, or 131,311 shares.

(3)	PSUs consist of shares vested pursuant to the 2015 PSUs. There are no additional shares to be earned related to the 2015 PSUs.

During the three months ended March 31, 2018, the Company recorded $8.8 million in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2018 was $41.8 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

9.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd., acquired a 51% controlling ownership interest in ATC TIPL (formerly Viom), a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”).

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). During the three months ended March 31, 2018, pursuant to the terms of the Shareholders Agreement, the Company received regulatory approval to merge its other wholly-owned India subsidiaries into ATC TIPL. As a result, the Company’s controlling interest in ATC TIPL increased from 51% to 63%, which resulted in an increase in the Company’s additional paid-in capital of $28.1 million. Similarly, the noncontrolling interest was reduced from 49% to 37%, and a corresponding adjustment to reduce the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

redeemable noncontrolling interest value by $28.1 million was recorded during the three months ended March 31, 2018. In addition, the Company reclassified $78.8 million of previously recorded accumulated other comprehensive loss to additional paid-in capital due to the change in ownership of ATC TIPL.

The Shareholders Agreement also provides certain of the Remaining Shareholders with put options, which allow them to sell outstanding shares of ATC TIPL to the Company, and the Company with call options, which allow it to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature requires classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, and (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Distributions in excess of earnings. Due to the impact of impairment charges on net income, the Company adjusted certain noncontrolling interests, which are subject to minimum redemption values, by $17.5 million for the three months ended March 31, 2018.

The put options may be exercised, requiring the Company to purchase the Remaining Shareholders’ equity interests, on specified dates beginning April 1, 2018 through March 31, 2021.

The changes in Redeemable noncontrolling interests for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Balance as of January 1,	$1,126.2	$1,091.3
Net loss attributable to noncontrolling interests	(28.1)	(12.3)
Adjustment to noncontrolling interest redemption value	17.5	—
Adjustment to noncontrolling interest due to merger	(28.1)	—
Foreign currency translation adjustment attributable to noncontrolling interests	(22.3)	51.1
Balance as of March 31,	$1,065.2	$1,130.1

10.    EQUITY

Series B Preferred Stock—In March 2015, the Company issued 1,375,000 shares of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”). During the three months ended

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

March 31, 2018, all outstanding shares of the Series B Preferred Stock converted at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into an aggregate of 12,020,064 shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock. The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

On February 15, 2018, the Company paid the final dividend of $18.9 million to holders of the Series B Preferred Stock at the close of business on February 1, 2018.

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the three months ended March 31, 2018, the Company received an aggregate of $20.0 million in proceeds upon exercises of stock options.

Stock Repurchase Program—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”). In December 2017, the Board of Directors approved an additional stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock (the “2017 Buyback” and, together with the 2011 Buyback, the “Buyback Programs”).

During the three months ended March 31, 2018, there were no repurchases under either program. As of March 31, 2018, the Company had repurchased a total of 12,356,054 shares of its common stock under the 2011 Buyback for an aggregate of $1.2 billion, including commissions and fees.
Under the Buyback Programs, the Company is authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, and subject to market conditions and other factors.

The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the Buyback Programs are subject to the Company having available cash to fund repurchases.

Distributions—During the three months ended March 31, 2018, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
December 6, 2017	January 16, 2018	December 28, 2017	$0.70	$300.2
March 8, 2018	April 27, 2018	April 11, 2018	$0.75	$331.2

Series B Preferred Stock
January 22, 2018	February 15, 2018	February 1, 2018	$13.75	$18.9
_______________

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2018, the amount accrued for distributions payable related to unvested restricted stock units was $7.1 million. During the three months ended March 31, 2018, the Company paid $4.1 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (shares in thousands, per share data reflects actual amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to American Tower Corporation stockholders	$285.2	$316.1
Dividends on preferred stock	(9.4)	(26.8)
Net income attributable to American Tower Corporation common stockholders	275.8	289.3
Basic weighted average common shares outstanding	435,124	427,279
Dilutive securities	3,396	2,920
Diluted weighted average common shares outstanding	438,520	430,199
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.63	$0.68
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.63	$0.67

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2018	2017
Restricted stock units	118	159
Stock options	—	30
Preferred stock	5,904	17,547

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
Verizon Transaction—In March 2015, the Company entered into an agreement with various operating entities of Verizon Communications Inc. (“Verizon”) that currently provides for the lease, sublease or management of approximately 11,250 wireless communications sites commencing March 27, 2015. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 28 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the leased sites in tranches, subject to the applicable lease, sublease or management rights upon its scheduled expiration. Each tower is assigned to an annual tranche, ranging from 2034 to 2047, which represents the outside expiration date for the sublease rights to the towers in that tranche. The purchase price for each tranche is a fixed amount stated in the lease for such tranche plus the fair market value of certain alterations made to the related towers. The aggregate purchase option price for the towers leased and subleased is approximately $5.0 billion. Verizon will occupy the sites as a tenant for an initial term of ten years with eight optional successive five-year terms; each such term shall be governed by standard master lease agreement terms established as a part of the transaction.
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,340 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2018, the Company has purchased an aggregate of 88 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $851.1 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. During the year ended December 31, 2016, the Company exercised the purchase options for 1,523 towers and provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of March 31, 2018, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of March 31, 2018.
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
Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at March 31, 2018 were as follows (in billions):

Remainder of 2018	$4
2019	5
2020	5
2021	4
2022	3
Thereafter	11
Total	$32

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at March 31, 2018 are as follows (in billions):

Remainder of 2018	$1
2019	1
2020	1
2021	1
2022	1
Thereafter	6
Total	$11
13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2018 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

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

During the three months ended March 31, 2018 and 2017, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended March 31,
	2018	2017
Acquisition and merger related expenses	$1.4	$5.7
Integration costs	$0.5	$4.6

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

2018 Transactions

The estimated aggregate impact of the acquisitions completed in 2018 on the Company’s revenues and gross margin for the three months ended March 31, 2018 was approximately $0.9 million and $0.6 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

Vodafone Acquisition—On March 31, 2018, the Company acquired 10,238 communications sites from Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”) for an aggregate total purchase price of 38.2 billion INR ($586.9 million at the date of acquisition). This acquisition was accounted for as an asset acquisition.

Other Acquisitions—During the three months ended March 31, 2018, the Company acquired a total of 338 communications sites in the United States, Colombia, Mexico, Paraguay and Peru for an aggregate purchase price of $93.2 million. Of the aggregate purchase price, $1.6 million is reflected in Accounts payable in the consolidated balance sheet as of March 31, 2018. These acquisitions were accounted for as asset acquisitions.

The following table summarizes the allocations of the purchase prices for the fiscal year 2018 acquisitions based upon their estimated fair value at the date of acquisition:

	Asia
	Vodafone (1) (2)	Other (1) (3)
Current assets	$16.6	$1.3
Non-current assets	9.9	1.1
Property and equipment	197.6	30.1
Intangible assets (4):
Tenant-related intangible assets	326.1	42.5
Network location intangible assets	64.5	23.5
Current liabilities	(15.8)	(0.7)
Other non-current liabilities	(12.0)	(4.6)
Net assets acquired	586.9	93.2
Goodwill	—	—
Fair value of net assets acquired	586.9	93.2
Debt assumed	—	—
Purchase price	$586.9	$93.2
_______________

(1)	Accounted for as asset acquisitions.

(2)	Includes $1.3 million in acquisition and merger related expenses that were capitalized as part of the purchase price.

(3)	Includes 35 sites in Peru held pursuant to long-term capital leases.

(4)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2018 acquisitions had occurred on January 1, 2017 and acquisitions completed in 2017 had occurred on January 1, 2016. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2018	2017
Pro forma revenues	$1,780.3	$1,690.0
Pro forma net income attributable to American Tower Corporation common stockholders	$275.8	$284.9
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.63	$0.67
Diluted net income attributable to American Tower Corporation common stockholders	$0.63	$0.66

Other Signed Acquisitions

Idea Cellular Limited—On November 13, 2017, the Company entered into an agreement with Idea Cellular Limited (“Idea”) and Idea’s subsidiary, Idea Cellular Infrastructure Services Limited (“ICISL”), to acquire 100% of the outstanding shares of ICISL, a telecommunications company that owns and operates approximately 9,900 communications sites in India, for cash consideration of approximately 40 billion INR ($611.4 million at the date of signing), subject to certain adjustments (the “Idea Transaction”). Consummation of the Idea Transaction is subject to certain conditions, including regulatory approval. The Idea Transaction is expected to close in the second quarter of 2018.

14.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of March 31, 2018, consisted of the following:

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
The Company’s services segment offers tower-related services in the United States, including site AZP and structural analysis, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites. The services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

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

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2018 and 2017 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2018	U.S.	Asia	EMEA	Latin America
Total segment revenues	$931.4	$273.0	$174.2	$331.8	$1,710.4	$31.4		$1,741.8
Segment operating expenses (1)	186.3	157.9	59.1	103.4	506.7	12.2		518.9
Interest income, TV Azteca, net	—	—	—	2.7	2.7	—		2.7
Segment gross margin	745.1	115.1	115.1	231.1	1,206.4	19.2		1,225.6
Segment selling, general, administrative and development expense (1)	35.4	44.2	16.8	24.6	121.0	3.5		124.5
Segment operating profit	$709.7	$70.9	$98.3	$206.5	$1,085.4	$15.7		$1,101.1
Stock-based compensation expense							$42.7	42.7
Other selling, general, administrative and development expense							38.7	38.7
Depreciation, amortization and accretion							446.3	446.3
Other expense (2)							324.2	324.2
Income from continuing operations before income taxes								$249.2
Total assets	$18,894.7	$5,796.8	$3,343.4	$6,084.1	$34,119.0	$47.0	$206.7	$34,372.7
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.0 million and $41.7 million, respectively.

(2)	Primarily includes interest expense and $147.4 million in impairment charges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2017	U.S.	Asia	EMEA	Latin America
Segment revenues	$891.9	$275.5	$150.4	$276.3	$1,594.1	$22.1		$1,616.2
Segment operating expenses (1)	181.4	149.4	61.5	93.2	485.5	6.3		491.8
Interest income, TV Azteca, net	—	—	—	2.7	2.7	—		2.7
Segment gross margin	710.5	126.1	88.9	185.8	1,111.3	15.8		1,127.1
Segment selling, general, administrative and development expense (1)	34.6	20.5	16.5	18.6	90.2	3.1		93.3
Segment operating profit	$675.9	$105.6	$72.4	$167.2	$1,021.1	$12.7		$1,033.8
Stock-based compensation expense							$36.2	36.2
Other selling, general, administrative and development expense							36.2	36.2
Depreciation, amortization and accretion							421.1	421.1
Other expense (2)							206.1	206.1
Income from continuing operations before income taxes								$334.2
Total assets	$18,768.4	$4,765.9	$3,054.5	$5,189.3	$31,778.1	$49.2	$230.1	$32,057.4
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $35.3 million, respectively.

(2)	Primarily includes interest expense.
15.    SUBSEQUENT EVENTS
Kenya—On April 3, 2018, the Company, through its recently formed Kenyan subsidiary, entered into a definitive agreement with Telkom Kenya Limited to acquire up to 723 communications sites in Kenya. The transaction is expected to close during the second half of 2018, subject to customary closing conditions, including the satisfaction of regulatory approvals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2017 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the three months ended March 31, 2018 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2018:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	24,295	15,987	379
Asia:
India	67,071	—	342
EMEA:
France	2,170	307	9
Germany	2,208	—	—
Ghana	2,181	—	23
Nigeria	4,757	—	—
South Africa (2)	2,533	—	—
Uganda	1,462	—	—
EMEA total	15,311	307	32
Latin America:
Argentina (3)	9	—	1
Brazil	16,531	2,257	84
Chile	1,295	—	11
Colombia	3,819	777	1
Costa Rica	492	—	2
Mexico (4)	8,932	199	78
Paraguay	957	—	—
Peru	676	162	—
Latin America total	32,711	3,395	177
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In South Africa, we also own fiber.

(3)	In Argentina, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.

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

In most of our markets, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2018 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2018, we expect to generate over $32 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, historically has not had a material adverse effect on the revenues generated by our property operations. This was again the case during the three months ended March 31, 2018, in which loss of tenant billings from tenant lease cancellations, non-renewal or renegotiations represented approximately 3% of our tenant billings.

We do anticipate an increase in revenue lost from cancellations or non-renewals in 2018 primarily due to carrier consolidation-driven churn in India, which is likely to result in a higher impact on our revenues, including tenant billings, as compared to the historical average, particularly in our Asia property segment. We also expect this churn will compress our gross margin and operating profit for the duration of the carrier consolidation process, particularly in our Asia property segment, although we expect this to be partially offset by lower expenses due to reduced tenancy on existing sites. In addition, we expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of impairment expense or other similar charges. For more information, please see Item 7 of the 2017 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

For the three months ended March 31, 2018, carrier consolidation-driven churn in India negatively impacted our consolidated property revenue by $19.8 million, including approximately $4.3 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $14.4 million. We also recorded an impairment charge of approximately $147.4 million as a result of Aircel Ltd.’s (“Aircel”) filing for bankruptcy protection in February 2018. For the full year ending December 31, 2018, we expect carrier consolidation-driven churn in India to negatively impact our consolidated property revenue by approximately $190.0 million, including $70.0 million in pass-through revenue, and our operating profit by approximately $115.0 million.

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

In India, the ongoing transition from second generation (2G) technology to fourth generation (4G) technology has included and is expected to continue to include a period of carrier consolidation over the next several years, whereby the number of carriers operating in the marketplace will be reduced through mergers, acquisitions and select carrier exits from the marketplace. Over the long term, this consolidation process is expected to result in a more favorable structural environment for both the wireless carriers as well as communications infrastructure providers. In the shorter term, as discussed above, we expect the consolidation process to continue to result in elevated levels of churn within our India business as merging carriers rationalize redundant legacy equipment installations and as select carriers exit the marketplace.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on third generation (3G) and 4G network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices and, as a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are advancing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 119,345 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

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

Results of Operations
Three Months Ended March 31, 2018 and 2017
(in millions, except percentages)

We are now disclosing our results in millions rather than thousands and, as a result, certain rounding adjustments have been made to prior-period amounts.

Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Property
U.S.	$931.4	$891.9	4%
Asia	273.0	275.5	(1)
EMEA	174.2	150.4	16
Latin America	331.8	276.3	20
Total property	1,710.4	1,594.1	7
Services	31.4	22.1	42
Total revenues	$1,741.8	$1,616.2	8%

U.S. property segment revenue growth of $39.5 million was attributable to:

•	Tenant billings growth of $58.9 million, which was driven by:

•	$37.6 million due to colocations and amendments;

•	$15.3 million from contractual escalations, net of churn; and

•	$7.3 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $1.3 million from other tenant billings; and

•	A decrease of $19.4 million in other revenue growth, primarily due to a $25.3 million impact of straight-line accounting, partially offset by a $5.9 million increase in other revenue.

Asia property segment revenue decrease of $2.5 million was attributable to:

•	Tenant billings decrease of $6.3 million, which was driven by:

•	A decrease of $19.6 million resulting from churn in excess of contractual escalations, including $14.3 million due to carrier consolidation-driven churn;

•	Partially offset by:

▪	Growth of $11.6 million due to colocations and amendments; and

▪	Growth of $1.7 million generated from newly acquired or constructed sites;

•	A decrease of $3.7 million in other revenue primarily due to an increase of $3.0 million in revenue reserves; and

•	A decrease in pass-through revenue of $4.6 million.

Segment revenue decrease was partially offset by an increase of $12.1 million attributable to the impact of foreign currency translation related to fluctuations in Indian Rupees.

EMEA property segment revenue growth of $23.8 million was attributable to:

•	Tenant billings growth of $14.0 million, which was driven by:

•	$5.6 million generated from newly acquired or constructed sites, primarily due to the acquisition of FPS Towers in France through our European joint venture (the “FPS Acquisition”);

•	$4.3 million from contractual escalations, net of churn;

•	$3.8 million due to colocations and amendments; and

•	$0.3 million from other tenant billings;

•	$6.5 million of other revenue growth;

•	An increase in pass-through revenue of $0.7 million; and

•	A decrease of $1.3 million, attributable to the impact of straight-line accounting.

Segment revenue also increased by $3.9 million attributable to the positive impact of foreign currency translation, which included, among others, $4.7 million related to fluctuations in the Euro and $3.5 million related to fluctuations in South African Rand, partially offset by a decrease of $3.7 million related to fluctuations in Nigerian Naira.

Latin America property segment revenue growth of $55.5 million was attributable to:

•	Tenant billings growth of $29.0 million, which was driven by:

•	$11.9 million due to colocations and amendments;

•	$9.0 million from contractual escalations, net of churn;

•	$6.4 million generated from newly acquired or constructed sites; and

•	$1.7 million from other tenant billings;

•	Pass-through revenue growth of $7.3 million; and

•
An increase of $14.9 million in other revenue, due in part to $15.3 million from our newly acquired fiber business and a $6.0 million reduction in revenue reserves from a settlement related to the judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue also increased by $4.3 million attributable to the impact of foreign currency translation, which included, among others, $8.6 million related to fluctuations in Mexican Peso, partially offset by a decrease of $4.6 million related to fluctuations in Brazilian Real.

The increase in services segment revenue of $9.3 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Property
U.S.	$745.1	$710.5	5%
Asia	115.1	126.1	(9)
EMEA	115.1	88.9	29
Latin America	231.1	185.8	24
Total property	1,206.4	1,111.3	9
Services	19.2	15.8	22%

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.9 million.

•
The decrease in Asia property segment gross margin was primarily attributable to the decrease in revenue described above, as well as an increase in direct expenses of $1.6 million. Direct expenses increased an additional $6.9 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above, as well as a decrease in direct expenses of $1.2 million. Direct expenses decreased an additional $1.2 million attributable to the impact of foreign currency translation.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.3 million. Direct expenses increased an additional $0.9 million attributable to the impact of foreign currency translation.

•	The increase in services segment gross margin was primarily due to increased project volume.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Property
U.S.	$35.4	$34.6	2%
Asia	44.2	20.5	116
EMEA	16.8	16.5	2
Latin America	24.6	18.6	32
Total property	121.0	90.2	34
Services	3.5	3.1	13
Other	80.4	71.5	12
Total selling, general, administrative and development expense	$204.9	$164.8	24%

•
The increases in each of our U.S., EMEA and Latin America property segments’ SG&A were primarily driven by increased personnel costs to support our business, including additional costs as a result of the FPS Acquisition in our EMEA property segment and our acquisition of urban telecommunications assets in our Latin America property segment.

•	The increase in our Asia property segment SG&A was primarily driven by an increase in bad debt expense of $23.0 million as a result of receivable reserves with certain tenants, including Aircel.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $6.4 million and an increase in corporate SG&A.

•	The increase in our services segment SG&A was primarily attributable to an increase in personnel costs within our tower services group.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Property
U.S.	$709.7	$675.9	5%
Asia	70.9	105.6	(33)
EMEA	98.3	72.4	36
Latin America	206.5	167.2	24
Total property	1,085.4	1,021.1	6
Services	15.7	12.7	24%

•
The growth in operating profit for each of our U.S., EMEA and Latin America property segments, as well as our services segment, was primarily attributable to an increase in our segment gross margin, partially offset by increases in our segment SG&A.

•	The decrease in operating profit in our Asia property segment was primarily attributable to a decrease in our segment gross margin combined with an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Depreciation, amortization and accretion	$446.3	$421.1	6%

The increase in depreciation, amortization and accretion expense for the three months ended March 31, 2018 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in increases in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Other operating expenses	$167.8	$6.2	2,606%

The increase in other operating expenses for the three months ended March 31, 2018 was primarily attributable to an increase in impairment charges of $145.3 million. These charges included $40.1 million related to tower and network intangible assets and $107.3 million related to tenant-related intangible assets in our Asia property segment due to Aircel’s filing for bankruptcy protection. The increase was also attributable to the absence of a $21.5 million refund of acquisition costs recorded in the prior-year period related to an acquisition in Brazil.

Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Total other expense	$153.7	$197.2	(22)%

The decrease in total other expense during the three months ended March 31, 2018 was primarily due to a loss on retirement of long-term obligations of $55.4 million recorded in the prior-year period attributable to the redemption of the 7.25% senior unsecured notes due 2019 and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F. The decrease was offset by additional interest expense of $15.9 million due to a $2.2 billion increase in our average debt outstanding.

Income Tax (Benefit) Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Income tax (benefit) provision	$(31.1)	$26.8	(216)%
Effective tax rate	(12.5)%	8.0%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2018 and 2017 differs from the federal statutory rate.

The change in the income tax (benefit) provision for the three months ended March 31, 2018 was primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in Asia.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Net income	$280.3	$307.4	(9)%
Income tax (benefit) provision	(31.1)	26.8	(216)
Other income	(27.8)	(29.3)	(5)
Loss on retirement of long-term obligations	—	55.4	(100)
Interest expense	199.6	183.7	9
Interest income	(15.4)	(9.9)	56
Other operating expenses	167.8	6.2	2,606
Depreciation, amortization and accretion	446.3	421.1	6
Stock-based compensation expense	42.7	36.2	18
Adjusted EBITDA	$1,062.4	$997.6	6%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2018	2017
Net income	$280.3	$307.4	(9)%
Real estate related depreciation, amortization and accretion	397.3	378.0	5
Losses from sale or disposal of real estate and real estate related impairment charges	166.3	7.4	2,147
Dividends on preferred stock	(9.4)	(26.8)	(65)
Adjustments for unconsolidated affiliates and noncontrolling interests	(86.9)	(31.7)	174
Nareit FFO attributable to American Tower Corporation common stockholders	$747.6	$634.3	18%
Straight-line revenue	(17.8)	(51.9)	(66)
Straight-line expense	14.0	17.0	(18)
Stock-based compensation expense	42.7	36.2	18
Deferred portion of income tax (1)	(55.8)	3.7	(1,608)
Non-real estate related depreciation, amortization and accretion	49.0	43.1	14
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	2.9	6.0	(52)
Other income (2)	(27.8)	(29.3)	(5)
Loss on retirement of long-term obligations	—	55.4	(100)
Other operating expense (income) (3)	1.5	(1.2)	(225)
Capital improvement capital expenditures	(33.7)	(20.5)	64
Corporate capital expenditures	(2.4)	(3.2)	(25)
Adjustments for unconsolidated affiliates and noncontrolling interests	86.9	31.7	174
Consolidated AFFO	$807.1	$721.3	12%
Adjustments for unconsolidated affiliates and noncontrolling interests (4)	(47.8)	(40.8)	17%
AFFO attributable to American Tower Corporation common stockholders	$759.3	$680.5	12%
_______________

(1)
For the three months ended March 31, 2018, amount includes a tax benefit primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in our Asia property segment.

(2)	Includes unrealized gains on foreign currency exchange rate fluctuations of $24.9 million and $28.0 million, respectively.

(3)	Includes integration and acquisition-related costs.

(4)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The decrease in net income was primarily due to an increase in other operating expenses, primarily related to an increase in impairment charges of $145.3 million, increases in interest expense and depreciation, amortization and accretion expense, partially offset by an increase in our operating profit, the change in the income tax (benefit) provision and the absence of a loss on retirement of long-term obligations of $55.4 million recorded in the prior-year period.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $33.7 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by increases in cash paid for interest, capital improvement expenditures and corporate SG&A.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2018 the “Liquidity and Capital Resources” section of the 2017 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2018
Available under the 2013 Credit Facility	$1,108.2
Available under the 2014 Credit Facility	1,400.0
Letters of credit	(10.3)
Total available under credit facilities, net	2,497.9
Cash and cash equivalents	1,125.4
Total liquidity	$3,623.3
Subsequent to March 31, 2018, we borrowed a net amount of $749.1 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), which included the repayment of 38.0 million Euros previously borrowed by one of our German subsidiaries. We primarily used the borrowings to repay existing indebtedness and for general corporate purposes. We also repaid $600.0 million under our multicurrency senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”).
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used for):
Operating activities	$791.8	$678.2
Investing activities	(1,280.6)	(920.3)
Financing activities	817.3	157.9
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(4.5)	6.0
Net increase (decrease) in cash and cash equivalents	$324.0	$(78.2)
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
As of March 31, 2018, we had total outstanding indebtedness of $21.5 billion, with a current portion of $2.8 billion. During the three months ended March 31, 2018, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2018, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of March 31, 2018, we had $1.0 billion of cash and cash equivalents held by our foreign subsidiaries, of which $661.3 million was held by our joint ventures. A portion of these amounts are being held in anticipation of funding signed acquisitions. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the three months ended March 31, 2018 was attributable to an increase in the operating profit of most of our property segments, a decrease in straight-line revenue and an increase in interest income, partially offset by an increase in cash used for working capital.

Cash Flows from Investing Activities

Our significant investing activities during the three months ended March 31, 2018 are highlighted below:

•	We spent $673.4 million for acquisitions, primarily to fund the acquisition of communications sites from Vodafone India Limited and Vodafone Mobile Services Limited in India.

•	We spent $206.3 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$67.0
Ground lease purchases	31.7
Capital improvements and corporate expenditures (2)	36.1
Redevelopment	50.3
Start-up capital projects	21.2
Total capital expenditures (3)	$206.3
_______________

(1)	Includes the construction of 313 communications sites globally.

(2)
Includes $9.3 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, secured debt and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

(3)	Net of purchase credits of $1.5 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.

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

Discretionary capital projects (1)	$250	to	$290
Ground lease purchases	150	to	170
Capital improvements and corporate expenditures	150	to	160
Redevelopment	210	to	230
Start-up capital projects	90	to	100
Total capital expenditures	$850	to	$950
_______________
(1)    Includes the construction of approximately 2,500 to 3,500 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
(Repayments of) proceeds from credit facilities, net	(330.0)	1,038.8
Proceeds from term loan	1,500.0	—
Proceeds from issuance of securities in securitization transaction	500.0	—
Repayments of securitized debt	(500.0)	(302.5)
Repayment of senior notes	—	(300.0)
(Distributions to) contributions from noncontrolling interest holders, net (1)	(0.3)	265.4
Distributions paid on common and preferred stock	(323.2)	(277.2)
Purchases of common stock	—	(147.2)
_______________
(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Securitizations

Repayment of Series 2013-1A Securities. On the March 2018 payment date, we repaid the $500.0 million aggregate principal amount outstanding under the Secured Tower Revenue Securities, Series 2013-1A (the “Series 2013-1A Securities”), pursuant to the terms of the agreements governing such securities. The repayment was funded with borrowings under the 2014 Credit Facility and cash on hand.

Secured Tower Revenue Securities, Series 2018-1, Subclass A and Series 2018-1, Subclass R. On March 29, 2018, we completed a securitization transaction (the “2018 Securitization”), in which the American Tower Trust I (the “Trust”) issued $500.0 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of our affiliates purchased, $26.4 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Securities.

The assets of the Trust consist of a nonrecourse loan (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,116 broadcast and wireless communications towers and related assets (the “Trust Sites”).

The 2018 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Amended and Restated Loan and Security Agreement among the Trust and the AMT Asset Subs, dated as of March 29, 2018 (the “Loan Agreement”) and were issued in two separate subclasses of the same series. The 2018 Securities represent a pass-through interest in the components of the Loan corresponding to the 2018 Securities. The Series 2018-1A Securities have an interest rate of 3.652% and the Series 2018-1R Securities have an interest rate of 4.459%. The 2018 Securities have an expected life of approximately ten years with a final repayment date in March 2048.

The AMT Asset Subs may prepay the Loan at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within thirty-six months of the anticipated repayment date for the 2018 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2018 Securities will be due in March 2048.

The Loan is secured by (1) mortgages, deeds of trust and deeds to secure debt on substantially all of the Trust Sites and their operating cash flows, (2) a security interest in substantially all of the AMT Asset Subs’ personal property and fixtures and (3) the AMT Asset Subs’ rights under that certain management agreement among the AMT Asset Subs and SpectraSite Communications, LLC entered into in March 2013. American Tower Holding Sub, LLC (the “Guarantor”), whose only material assets are its equity interests in each of the AMT Asset Subs, and American Tower Guarantor Sub, LLC whose only material asset is its equity interests in the Guarantor, have each guaranteed repayment of the Loan and pledged their equity interests in their respective subsidiary or subsidiaries as security for such payment obligations.

The Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”) issued in a securitization transaction in March 2013 (the “2013 Securitization” and, together with the 2018 Securitization, the “Trust Securitizations”) remain outstanding and are subject to the terms of the Second Amended and Restated Trust and Servicing Agreement entered into in connection with the 2018 Securitization. The component of the Loan corresponding to the Series 2013-2A Securities also remains outstanding and is subject to the terms of the Loan Agreement.

For more information regarding the Trust Securitizations, see “—Factors Affecting Sources of Liquidity” below.

Bank Facilities

2013 Credit Facility. During the three months ended March 31, 2018, we borrowed an aggregate of $620.0 million and repaid an aggregate of $1.1 billion of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions and for general corporate purposes. We currently have $4.0 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the three months ended March 31, 2018, we borrowed an aggregate of $1.1 billion and repaid an aggregate of $945.0 million of revolving indebtedness under the 2014 Credit Facility. We used the borrowings to repay existing indebtedness, including the Series 2013-1A Securities, and for general corporate purposes. We currently have $6.3 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

2018 Term Loan. On March 29, 2018, we entered into a $1.5 billion unsecured term loan (the “2018 Term Loan”), the net proceeds of which were used to repay $1.1 billion of outstanding indebtedness under the 2013 Credit Facility and $445.0 million of outstanding indebtedness under the 2014 Credit Facility. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.

Our $1.0 billion unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”), the 2013 Credit Facility, the 2014 Credit Facility and the 2018 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the London Interbank Offered Rate (“LIBOR”) as the applicable base rate for borrowings under these bank facilities.

As of March 31, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance		Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2013 Credit Facility	$1,641.8	(3)	June 28, 2021	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2014 Credit Facility	$600.0		January 31, 2023	(4)	1.000% - 2.000%	0.000% - 1.000%	1.250% and 0.250%
2013 Term Loan	$1,000.0		January 31, 2023		1.000% - 2.000%	0.000% - 1.000%	1.250% and 0.250%
2018 Term Loan	$1,500.0		March 29, 2019		0.625% - 1.500%	0.000% - 0.500%	0.875% and 0.000%
_______________
(1)    Currently borrowed at LIBOR, except where noted.

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(3)    Includes $140.0 million borrowed at the base rate of 4.750% plus a margin of 0.125%.

(4)	Subject to two optional renewal periods.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2013 Credit Facility and the 2014 Credit Facility. The commitment fee for the 2013 Credit Facility ranges from 0.100% to 0.350% per annum, based upon our debt ratings, and is currently 0.125%. The commitment fee for the 2014 Credit Facility ranges from 0.100% to 0.400% per annum, based upon our debt ratings, and is currently 0.150%.
The loan agreements for each of the 2013 Term Loan, the 2013 Credit Facility, the 2014 Credit Facility and the 2018 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Stock Repurchase Programs. In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In December 2017, our Board of Directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback” and, together with the 2011 Buyback, the “Buyback Programs”).
During the three months ended March 31, 2018, we had no repurchases under either program.

We expect to continue managing the pacing of the remaining $2.3 billion (as of April 24, 2018) under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to us having available cash to fund repurchases.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the three months ended March 31, 2018, we received an aggregate of $20.0 million in proceeds upon exercises of stock options.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $4.6 billion to our common stockholders, including the dividend paid in April 2018, primarily classified as ordinary income.
During the three months ended March 31, 2018, we paid $0.70 per share, or $300.2 million, to common stockholders of record. In addition, we declared a distribution of $0.75 per share, or $331.2 million, paid on April 27, 2018 to our common stockholders of record at the close of business on April 11, 2018.
The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors and will depend on various factors, a number of which may be beyond our control, including our financial condition and operating cash flows, the amount required to maintain our qualification for taxation as a REIT and reduce any income and excise taxes that we otherwise would be required to pay, limitations on distributions in our existing and future debt, our ability to utilize NOLs to offset our distribution requirements, limitations on our ability to fund distributions using cash generated through our taxable REIT subsidiaries and other factors that our Board of Directors may deem relevant.

During the three months ended March 31, 2018, all outstanding shares of our 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), converted automatically at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into an aggregate of 12,020,064 shares of our common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock.
During the three months ended March 31, 2018, we paid the final dividend of $13.75 per share, or $18.9 million, to holders of the Series B Preferred Stock of record at the close of business on February 1, 2018.

We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2018, the amount accrued for distributions payable related to unvested restricted stock units was $7.1 million. During the three months ended March 31, 2018, we paid $4.1 million of distributions upon the vesting of restricted stock units.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of the 2017 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must also maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of March 31, 2018, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2018 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $4.4	~ $0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $9.3 (4)	~ $3.1
_______________

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our debt levels.

(4)	Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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

Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations. The indenture and related supplemental indentures governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP

Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the Loan Agreement include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, the AMT Asset Subs and GTP Acquisition Partners are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes and the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2018, $105.5 million held in such reserve accounts was classified as restricted cash.

Certain information with respect to the 2015 Securitization and the Trust Securitizations is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the 2015 Notes or the Loan, as applicable, that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2018	DSCR as of March 31, 2018	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$51.1	8.35x	$188.2	$192.3
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$199.8	10.38x	$542.3	$551.3
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of March 31, 2018 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,584 communications sites that secure the 2015 Notes or the 5,116 sites that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2017 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2017 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, stock-based compensation, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2017 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2018. We have made no material changes to the critical accounting policies described in the 2017 Form 10-K.
During the quarter ended March 31, 2018, no potential impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately $156.5 million, or 4%. As a result of the telecommunications carrier consolidation occurring in the India market, including the impact of Aircel’s filing for bankruptcy protection, we lowered our discounted cash flow projections, which increases the sensitivity of these projections to changes in the key assumptions used in determining the fair value of the India reporting unit as of March 31, 2018. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.

For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that (i) a 7% reduction on projected revenues, (ii) a 35 basis point increase in the weighted-average cost of capital or (iii) a 16% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. Events that could negatively affect our India reporting units financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2017 Form 10-K.
The carrying value of goodwill in the India reporting unit was $1,073.1 million as of March 31, 2018, which represents 19% of our consolidated balance of $5,647.1 million.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of March 31, 2018, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $23.8 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2018 consisted of $600.0 million under the 2014 Credit Facility, $1,641.8 million under the 2013 Credit Facility, $1.0 billion under the 2013 Term Loan, $1.5 billion under the 2018 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $67.6 million under the South African credit facility, $23.8 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $90.6 million under the BR Towers debentures and $35.3 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $4.8 million of interest expense for the three months ended March 31, 2018.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the three months ended March 31, 2018, 44% of our revenues and 56% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2018, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $90.2 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2018 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors discussed in Item 1A of the 2017 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.1
Term Loan Agreement, dated March 29, 2018, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, joint lead arranger and joint bookrunner, Royal Bank of Canada and TD Securities (USA) LLC, as co-syndication agents, and RBC Capital Markets and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners

10.2
Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender

10.3
Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, successor to The Bank of New York Mellon, as Servicer, and U.S. Bank National Association, as Trustee

10.4
Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager

10.5	Amended and Restated Letter Agreement, dated April 12, 2018, by and between the Company and William H. Hess

12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications filed pursuant to 18. U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: May 1, 2018	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)