Form 10-Q
period 2018-06-30
AMERICAN TOWER CORP /MA/
filed 2018-07-31
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 24, 2018, there were 440,835,058 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$834.5	$802.1
Restricted cash	135.6	152.8
Short-term investments	80.8	1.0
Accounts receivable, net	506.9	513.6
Prepaid and other current assets	569.3	568.6
Total current assets	2,127.1	2,038.1
PROPERTY AND EQUIPMENT, net	11,067.0	11,101.0
GOODWILL	5,526.6	5,638.4
OTHER INTANGIBLE ASSETS, net	11,758.2	11,783.3
DEFERRED TAX ASSET	183.7	204.4
DEFERRED RENT ASSET	1,518.6	1,499.0
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	1,024.5	950.1
TOTAL	$33,205.7	$33,214.3
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$137.0	$142.9
Accrued expenses	782.5	854.3
Distributions payable	344.9	304.4
Accrued interest	178.1	166.9
Current portion of long-term obligations	2,791.8	774.8
Unearned revenue	328.6	268.8
Total current liabilities	4,562.9	2,512.1
LONG-TERM OBLIGATIONS	18,322.0	19,430.3
ASSET RETIREMENT OBLIGATIONS	1,185.8	1,175.3
DEFERRED TAX LIABILITY	752.2	898.1
OTHER NON-CURRENT LIABILITIES	1,246.9	1,244.2
Total liabilities	26,069.8	25,260.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,009.3	1,126.2
EQUITY (shares in thousands):
Preferred stock: $.01 par value; 20,000 shares authorized;
5.50%, Series B, 1,375 shares issued, 0 and 1,375 shares outstanding; aggregate liquidation value of $0.0 and $1.4, respectively	—	0.0
Common stock: $.01 par value; 1,000,000 shares authorized; 450,817 and 437,729 shares issued; and 441,186 and 428,820 shares outstanding, respectively	4.5	4.4
Additional paid-in capital	10,251.9	10,247.5
Distributions in excess of earnings	(1,121.6)	(1,058.1)
Accumulated other comprehensive loss	(2,510.1)	(1,978.3)
Treasury stock (9,631 and 8,909 shares at cost, respectively)	(1,074.0)	(974.0)
Total American Tower Corporation equity	5,550.7	6,241.5
Noncontrolling interests	575.9	586.6
Total equity	6,126.6	6,828.1
TOTAL	$33,205.7	$33,214.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Property	$1,749.4	$1,638.1	$3,459.8	$3,232.2
Services	31.5	24.4	62.9	46.5
Total operating revenues	1,780.9	1,662.5	3,522.7	3,278.7
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $0.5, $0.6, $1.2 and $1.3, respectively)	547.2	507.2	1,054.6	993.4
Services (including stock-based compensation expense of $0.2, $0.2, $0.5 and $0.4, respectively)	13.1	10.0	25.6	16.5
Depreciation, amortization and accretion	449.7	396.4	896.0	817.5
Selling, general, administrative and development expense (including stock-based compensation expense of $24.1, $25.0, $65.8 and $60.3, respectively)	157.9	153.1	362.8	317.9
Other operating expenses	67.0	18.9	234.8	25.1
Total operating expenses	1,234.9	1,085.6	2,573.8	2,170.4
OPERATING INCOME	546.0	576.9	948.9	1,108.3
OTHER INCOME (EXPENSE):
Interest (expense) income, TV Azteca (net of interest expense of $0.0, $0.3, $0.3 and $0.6, respectively)	(3.4)	2.8	(0.7)	5.5
Interest income	18.4	8.3	33.8	18.2
Interest expense	(207.9)	(187.0)	(407.5)	(370.7)
Loss on retirement of long-term obligations	—	(0.3)	—	(55.7)
Other (expense) income (including unrealized foreign currency (losses) gains of ($39.1), $7.7, ($14.2) and $35.7, respectively)	(34.8)	11.7	(7.0)	41.0
Total other expense	(227.7)	(164.5)	(381.4)	(361.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	318.3	412.4	567.5	746.6
Income tax (provision) benefit	(3.9)	(23.9)	27.2	(50.7)
NET INCOME	314.4	388.5	594.7	695.9
Net income attributable to noncontrolling interests	(7.7)	(21.5)	(2.8)	(12.8)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	306.7	367.0	591.9	683.1
Dividends on preferred stock	—	(22.8)	(9.4)	(49.6)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$306.7	$344.2	$582.5	$633.5
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.69	$0.81	$1.33	$1.48
Diluted net income attributable to American Tower Corporation common stockholders	$0.69	$0.80	$1.32	$1.47
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	441,497	427,298	438,328	427,288
DILUTED	444,362	430,487	441,513	430,444
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.77	$0.64	$1.52	$1.26
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$314.4	$388.5	$594.7	$695.9
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax expense of $0	0.0	(0.2)	0.0	(0.3)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax expense of $0	0.1	0.0	0.2	(0.1)
Adjustment to redeemable noncontrolling interest	—	—	78.8	—
Purchase of noncontrolling interest	0.5	—	0.5	—
Foreign currency translation adjustments, net of tax (benefit) expense of ($5.4), ($1.1), ($3.8) and $2.4, respectively	(766.2)	(54.5)	(708.6)	239.4
Other comprehensive (loss) income	(765.6)	(54.7)	(629.1)	239.0
Comprehensive (loss) income	(451.2)	333.8	(34.4)	934.9
Comprehensive loss (income) attributable to noncontrolling interests	82.4	(56.1)	94.5	(101.3)
Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(368.8)	$277.7	$60.1	$833.6

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$594.7	$695.9
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	896.0	817.5
Stock-based compensation expense	67.5	62.0
Loss on early retirement of long-term obligations	—	55.7
Other non-cash items reflected in statements of operations	206.0	(50.2)
Increase in net deferred rent balances	(10.7)	(71.5)
Increase in assets	(68.9)	(102.0)
Increase in liabilities	47.2	65.4
Cash provided by operating activities	1,731.8	1,472.8
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(424.9)	(371.5)
Payments for acquisitions, net of cash acquired	(1,336.5)	(857.2)
Proceeds from sale of short-term investments and other non-current assets	894.5	7.2
Payments for short-term investments	(952.8)	—
Deposits and other	(23.3)	7.0
Cash used for investing activities	(1,843.0)	(1,214.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	2,663.3	2,508.6
Proceeds from issuance of senior notes, net	584.9	1,279.4
Proceeds from term loan	1,500.0	—
Proceeds from issuance of securities in securitization transaction	500.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt and capital leases	(4,257.4)	(3,126.7)
(Distributions to) contributions from noncontrolling interest holders, net	(13.9)	265.3
Purchases of common stock	(98.6)	(641.4)
Proceeds from stock options and ESPP	40.2	82.6
Distributions paid on common stock	(635.6)	(514.9)
Distributions paid on preferred stock	(18.9)	(53.6)
Payment for early retirement of long-term obligations	—	(61.8)
Deferred financing costs and other financing activities	(55.1)	(28.1)
Purchase of noncontrolling interest	(20.5)	—
Cash provided by (used for) financing activities	188.4	(290.6)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(62.0)	9.1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	15.2	(23.2)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	954.9	936.5
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$970.1	$913.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $23.7 AND $17.3, RESPECTIVELY)	$44.6	$60.4
CASH PAID FOR INTEREST	$382.5	$352.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(44.2)	$8.7
Purchases of property and equipment under capital leases	$26.5	$22.0
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2017	6,000	$0.1	1,375	$0.0	429,913	$4.3	(2,810)	$(207.7)	$10,043.5	$(1,999.3)	$(1,077.0)	$212.3	$6,976.2
Stock-based compensation related activity	—	—	—	—	1,617	0.0	—	—	117.2	—	—	—	117.2
Issuance of common stock—stock purchase plan	—	—	—	—	53	0.0	—	—	4.6	—	—	—	4.6
Conversion of preferred stock	(6,000)	(0.1)	0	0.0	5,602	0.1	—	—	(0.0)	—	—	—	—
Treasury stock activity	—	—	—	—	—	—	(5,200)	(641.4)		—	—	—	(641.4)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.3)	—	—	(0.3)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	150.9	—	32.8	183.7
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	314.1	314.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(541.8)	—	(541.8)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(53.5)	—	(53.5)
Net income	—	—	—	—	—	—	—	—	—	—	683.1	3.9	687.0
BALANCE, JUNE 30, 2017	—	$—	1,375	$0.0	437,185	$4.4	(8,010)	$(849.1)	$10,165.3	$(1,848.8)	$(989.2)	$562.5	$7,045.1

BALANCE, JANUARY 1, 2018	—	$—	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	—	—	1,023	0.0	—	—	66.4	—	—	—	66.4
Issuance of common stock—stock purchase plan	—	—	—	—	45	0.0	—	—	5.3	—	—	—	5.3
Conversion of preferred stock	—	—	(1,375)	0.0	12,020	0.1	—	—	(0.1)	—	—	—	—
Treasury stock activity	—	—	—	—	—	—	(722)	(100.0)	—	—	—	—	(100.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(611.3)	—	(23.8)	(635.1)
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(50.7)	78.8		—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(16.5)	0.5	—	(4.5)	(20.5)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—		—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(674.9)	—	(674.9)
Preferred stock dividends declared	—	—	—	—	—	—					(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	—	—	591.9	18.1	610.0
BALANCE, JUNE 30, 2018	—	$—	—	$—	450,817	$4.5	(9,631)	$(1,074.0)	$10,251.9	$(2,510.1)	$(1,121.6)	$575.9	$6,126.6

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

The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not required to pay U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers, as it receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of June 30, 2018, the Company’s REIT-qualified businesses included its U.S. tower leasing business, its operations in Nigeria, most of its operations in Costa Rica and Mexico, a majority of its operations in Germany and a majority of its indoor DAS networks business and services segment.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of June 30, 2018, the Company holds (i) a 51% controlling interest, and MTN Group Limited holds a 49% noncontrolling interest, in each of two joint ventures, one in Ghana and one in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Uganda, (ii) a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture that primarily consists of operations in Germany and France, (iii) an approximate 81% controlling interest, and South African investors hold an approximate 19% noncontrolling interest, in a subsidiary of the Company in South Africa and (iv) a 63% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

During the three months ended June 30, 2018, the Company purchased approximately 6% of the interest in a subsidiary of the Company in South Africa from one of its local partners for $20.5 million, which resulted in an increase in the Company’s controlling interest from approximately 75% to 81%. The purchase is reflected in the consolidated statements of equity as a reduction of Additional paid-in capital of $16.5 million, a decrease in Accumulated other comprehensive loss of $0.5 million and a reduction in Noncontrolling interest of $4.5 million.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2017 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018, except the adoption of new revenue recognition guidance, as discussed below.

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

Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$834.5	$770.0
Restricted cash	135.6	143.3
Total cash and cash equivalents and restricted cash	$970.1	$913.3

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

The Company recorded a net reduction to opening Distributions in excess of earnings in its consolidated balance sheet of $38.4 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard. The impact is primarily related to the Company’s site inspection revenue, which is now recognized at the point in time when the inspection service is completed. The impact to revenues for the three and six months ended June 30, 2018 as a result of applying the new standard was an increase of $2.9 million and $5.5 million, respectively.

The adoption of the new revenue recognition accounting standard did not have a material impact on the Company’s revenue recognition patterns. Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue. A small portion of the Company’s revenue is either derived from non-lease performance obligations within the lease arrangements or from other agreements with its tenants. This revenue, designated non-lease revenue, is recognized when control of the promised goods or services is transferred to the tenants in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Since most of the Company’s contracts are leases, costs to enter into lease arrangements are capitalized under the applicable lease accounting guidance. Costs incurred to obtain non-lease contracts that are capitalized primarily relate to DAS and are not material to the consolidated financial statements. The Company has excluded sales tax, value-added tax and similar taxes from non-lease revenue.
Non-lease revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 14 to the consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of non-lease revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2018	U.S.	Asia	EMEA	Latin America	Total
Power and fuel pass-through revenue	$—	$113.4	$32.9	$4.5	$150.8
Other non-lease revenue	69.0	1.5	0.1	24.6	95.2
Total non-lease property revenue	$69.0	$114.9	$33.0	$29.1	$246.0
Services revenue	31.5	—	—	—	31.5
Total non-lease revenue	$100.5	$114.9	$33.0	$29.1	$277.5
Property lease revenue	888.0	193.0	133.7	288.7	1,503.4
Total revenue	$988.5	$307.9	$166.7	$317.8	$1,780.9

Six Months Ended June 30, 2018	U.S.	Asia	EMEA	Latin America	Total
Power and fuel pass-through revenue	$—	$205.7	$67.8	$9.0	$282.5
Other non-lease revenue	136.7	3.4	0.7	48.3	189.1
Total non-lease property revenue	$136.7	$209.1	$68.5	$57.3	$471.6
Services revenue	62.9	—	—	—	62.9
Total non-lease revenue	$199.6	$209.1	$68.5	$57.3	$534.5
Property lease revenue	1,751.7	371.8	272.4	592.3	2,988.2
Total revenue	$1,951.3	$580.9	$340.9	$649.6	$3,522.7

Power and fuel pass-through revenue—Most of the Company’s leasing arrangements outside of the U.S. require that the Company provide power to the communications site through an electrical grid connection, diesel fuel generators or other sources and permit the Company to pass through the costs of, or otherwise charge for, these services. The Company recognizes revenue received in connection with such services as power and fuel pass-through revenue. Many arrangements require that the communications site has power for a specified percentage of time. In most such cases, if delivery of power falls below the specified service level, a corresponding reduction in revenue is recorded. The Company has determined that this performance obligation is satisfied over time for the duration of the arrangement.
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
Services revenue—The Company offers tower-related services in the United States. These services include AZP and structural analysis services. There is a single performance obligation related to AZP, and revenue is recognized over time based on milestones achieved, which are determined based on costs incurred. Structural analysis services may have more

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.

Some of the Company’s contracts with tenants contain multiple performance obligations. For these arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is typically based on the price charged to tenants.

Information about receivables, contract assets and contract liabilities from contracts with tenants is as follows:

	January 1, 2018	June 30, 2018
Accounts receivable	$222.2	$240.8
Prepaids and other current assets	79.7	131.2
Notes receivable and other non-current assets	24.2	22.7
Unearned revenue	26.6	32.2
Other non-current liabilities	68.5	56.3

The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. The increase in the Unearned revenue for the three and six months ended June 30, 2018 is due to payments received, offset by $19.6 million and $37.5 million of revenue recognized in the three months and six months ended June 30, 2018, respectively, that was included in the Unearned revenue balance as of January 1, 2018. There was $0.1 million and $0.2 million of revenue recognized from Other non-current liabilities during the three and six months ended June 30, 2018, respectively.

The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The decrease in unbilled receivables attributable to revenue recognized during the three and six months ended June 30, 2018 was $0.3 million and $0.4 million, respectively. The decrease in contract assets attributable to revenue recognized during the three and six months ended June 30, 2018 was $0.0 million and $0.1 million, respectively.

The Company does not disclose the value of unsatisfied performance obligations for agreements (i) with an original expected length of one year or less or (ii) for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Accounting Standards Updates—In January 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on the recognition and measurement of financial assets and financial liabilities. The guidance amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities for leases with terms greater than twelve months in the statement of financial position. Under the new guidance, lessor accounting is largely unchanged.

In January 2018, the FASB issued guidance on the treatment of land easements. The guidance provides a practical expedient to not evaluate existing or expired land easements under the new lease accounting standards if those easements were not previously accounted for as leases under the existing lease guidance. The Company does not expect the adoption of this guidance to have a material impact on its financial statements or its adoption of the lease accounting guidance.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method by allowing entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if the non-lease components would otherwise be accounted for under the new revenue recognition standard and both the timing and pattern of transfer are the same for the non-lease components and associated lease component and, if accounted for separately, the lease component would be classified as an operating lease.

The lease accounting guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company (i) has established a multidisciplinary team to assess and implement the guidance, (ii) expects the guidance to have a material impact on its consolidated balance sheets due to the recording of right of use assets and lease liabilities for leases in which it is a lessee and which it currently treats as operating leases and (iii) continues to evaluate the impact of the new guidance.

In January 2017, the FASB issued guidance on accounting for goodwill impairments. The guidance eliminates Step 2 from the goodwill impairment test and requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In August 2017, the FASB issued guidance on hedge and derivative accounting. The guidance simplifies accounting rules around hedge accounting and the disclosures of hedging arrangements. Among other things, the guidance eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In February 2018, the FASB issued guidance on the treatment of tax effects that are presented in other comprehensive income. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the December 2017 legislation commonly referred to as the Tax Cuts and Jobs Act. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Unbilled receivables	$152.6	$107.9
Prepaid operating ground leases	151.1	148.6
Prepaid income tax	103.6	136.5
Value added tax and other consumption tax receivables	65.2	64.2
Prepaid assets	56.3	39.6
Other miscellaneous current assets	40.5	71.8
Prepaid and other current assets	$569.3	$568.6

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2018	$3,379.2	$1,095.0	$404.9	$757.3	$2.0	$5,638.4
Additions and adjustments (1)	—	50.6	—	(5.8)	—	44.8
Effect of foreign currency translation	—	(74.3)	(15.8)	(66.5)	—	(156.6)
Balance as of June 30, 2018	$3,379.2	$1,071.3	$389.1	$685.0	$2.0	$5,526.6

___________

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2018			As of December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (1)	Up to 20	$4,874.1	$(1,614.5)	$3,259.6	$4,858.8	$(1,525.3)	$3,333.5
Acquired tenant-related intangibles	15-20	11,417.6	(2,963.4)	8,454.2	11,150.9	(2,754.7)	8,396.2
Acquired licenses and other intangibles	3-20	54.7	(13.3)	41.4	58.8	(8.1)	50.7
Economic Rights, TV Azteca	70	14.5	(11.5)	3.0	14.5	(11.6)	2.9
Total other intangible assets		$16,360.9	$(4,602.7)	$11,758.2	$16,083.0	$(4,299.7)	$11,783.3
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2018, the remaining weighted average amortization period of the Company’s intangible assets, excluding the TV Azteca Economic Rights detailed in note 5 to the Company’s consolidated financial statements included in the 2017 Form 10-K, was 15 years. Amortization of intangible assets for the three and six months ended June 30, 2018 was $205.2 million and $407.6 million, respectively, and amortization of intangible assets for the three and six months ended June 30, 2017 was $192.2 million and $375.4 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Remainder of 2018	$409.5
2019	815.9
2020	796.5
2021	780.7
2022	776.5
2023	772.4

4.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Accrued property and real estate taxes	$160.4	$154.4
Accrued pass-through costs	68.4	59.7
Payroll and related withholdings	62.3	82.2
Accrued rent	58.4	54.0
Amounts payable to tenants	48.7	60.8
Accrued construction costs	19.5	31.9
Accrued pass-through taxes	12.3	25.3
Accrued treasury stock purchases	1.4	—
Accrued income tax payable	1.4	15.3
Other accrued expenses	349.7	370.7
Total accrued expenses	$782.5	$854.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	June 30, 2018	December 31, 2017	Maturity Date
2018 Term Loan (1)	$1,499.4	$—	March 29, 2019
2013 Credit Facility (1)	1,605.0	2,075.6	June 28, 2021
2013 Term Loan (1)	995.0	994.5	January 31, 2023
2014 Credit Facility (1)	—	495.0	January 31, 2023
3.40% senior notes	999.9	999.8	February 15, 2019
2.800% senior notes	747.1	746.3	June 1, 2020
5.050% senior notes	698.4	698.0	September 1, 2020
3.300% senior notes	746.6	746.0	February 15, 2021
3.450% senior notes	645.7	645.1	September 15, 2021
5.900% senior notes	498.1	497.8	November 1, 2021
2.250% senior notes	562.9	572.4	January 15, 2022
4.70% senior notes	697.1	696.7	March 15, 2022
3.50% senior notes	991.7	990.9	January 31, 2023
3.000% senior notes	679.1	692.5	June 15, 2023
5.00% senior notes	1,002.3	1,002.4	February 15, 2024
1.375% senior notes	574.1	589.1	April 4, 2025
4.000% senior notes	741.5	741.0	June 1, 2025
4.400% senior notes	495.9	495.6	February 15, 2026
1.950% senior notes	576.4	—	May 22, 2026
3.375% senior notes	985.6	984.8	October 15, 2026
3.125% senior notes	397.2	397.1	January 15, 2027
3.55% senior notes	743.1	742.8	July 15, 2027
3.600% senior notes	691.5	691.1	January 15, 2028
Total American Tower Corporation debt	17,573.6	16,494.5

Series 2013-1A securities (2)	—	499.8	N/A
Series 2013-2A securities (3)	1,292.6	1,291.8	March 15, 2023
Series 2018-1A securities (3)	493.2	—	March 15, 2028
Series 2015-1 notes (4)	348.4	348.0	June 15, 2020
Series 2015-2 notes (5)	520.4	520.1	June 16, 2025
India indebtedness (6)	392.2	512.6	Various
India preference shares (7)	24.3	26.1	March 2, 2020
Shareholder loans (8)	93.4	100.6	Various
Other subsidiary debt (1) (9)	199.4	246.1	Various
Total American Tower subsidiary debt	3,363.9	3,545.1
Other debt, including capital lease obligations	176.3	165.5
Total	21,113.8	20,205.1
Less current portion of long-term obligations	(2,791.8)	(774.8)
Long-term obligations	$18,322.0	$19,430.3
_______________

(1)	Accrues interest at a variable rate.

(2)	Repaid in full on the March 2018 payment date.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

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

(7)	Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. The Preference Shares have a dividend rate of 10.25% per annum. Denominated in INR.

(8)	Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan is denominated in Ugandan Shillings.

(9)
Includes the publicly issued simple debentures issued by BR Towers S.A. and the Brazil credit facility, which are denominated in Brazilian Reais and amortize through October 15, 2023 and January 15, 2022, respectively, the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020 and the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) 14.6 billion INR ($212.8 million) of India indebtedness, (ii) $1.5 billion under its unsecured term loan entered into on March 29, 2018 (the “2018 Term Loan”) and (iii) $999.9 million under the 3.40% senior unsecured notes due 2019.

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

Senior Notes
1.950% Senior Notes Offering—On May 22, 2018, the Company completed a registered public offering of 500.0 million Euros ($589.0 million at the date of issuance) aggregate principal amount of 1.950% senior unsecured notes due 2026 (the “1.950% Notes”). The net proceeds from this offering were approximately 493.2 million Euros (approximately $581.0 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

The 1.950% Notes will mature on May 22, 2026 and bear interest at a rate of 1.950% per annum. Accrued and unpaid interest on the 1.950% Notes will be payable in Euros in arrears on May 22 of each year, beginning on May 22, 2019. Interest on the 1.950% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the 1.950% Notes and commenced accruing on May 22, 2018.

The Company may redeem the 1.950% Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 1.950% Notes on or after February 22, 2026, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture, it may be required to repurchase all of the notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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
Under the Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement, all rental cash receipts received each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $75.7 million held in the reserve accounts as of June 30, 2018 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.
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

Bank Facilities

2013 Credit Facility—During the six months ended June 30, 2018, the Company borrowed an aggregate of $1.5 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. The Company used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—During the six months ended June 30, 2018, the Company borrowed an aggregate of $1.1 billion and repaid an aggregate of $1.5 billion of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). The Company used the borrowings to repay existing indebtedness, including the Secured Tower Revenue Securities, Series 2013-1A, and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

2018 Term Loan—During the six months ended June 30, 2018, the Company entered into the 2018 Term Loan, the net proceeds of which were used to repay $1.1 billion of outstanding indebtedness under the 2013 Credit Facility and $445.0 million of outstanding indebtedness under the 2014 Credit Facility.
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

As of June 30, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the Company’s unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) and the 2018 Term Loan were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$1,605.0	$3.5	June 28, 2021	(3)	1.125%	0.125%
2014 Credit Facility	$—	$6.3	January 31, 2023	(3)	1.250%	0.150%
2013 Term Loan	$1,000.0	N/A	January 31, 2023		1.250%	N/A
2018 Term Loan	$1,500.0	N/A	March 29, 2019		0.875%	N/A
_______________
(1)    LIBOR means the London Interbank Offered Rate.
(2)    Fee on undrawn portion of the applicable credit facility.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2018			December 31, 2017
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$—	$80.8	—	$1.0	—	—
Embedded derivative in lease agreement	—	—	$12.0	—	—	$12.4
Liabilities:
Interest rate swap agreements	—	$51.2	—	—	$29.0	—
Acquisition-related contingent consideration	—	—	$0.9	—	—	$10.1
Fair value of debt related to interest rate swap agreements	$(48.4)	—	—	$(24.5)	—	—
_______________

(1)	Consists of mutual funds with a portfolio duration of approximately 90 days and highly liquid investments with original maturities in excess of three months.

As of June 30, 2018, the Company had marketable securities with a cost basis of $80.2 million and recognized unrealized gains of $0.6 million on these securities. During the six months ended June 30, 2018, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2017 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the six months ended June 30, 2018 and 2017 were not material to the consolidated financial statements. As of June 30, 2018, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $0.9 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2018 or 2017.

On February 28, 2018, one of the Company’s tenants in Asia, Aircel Ltd. (“Aircel”), filed for bankruptcy protection with the National Company Law Tribunal of India. The bankruptcy process is ongoing and the ultimate outcome has yet to be determined. The Company performed an impairment test based on current expectations of the impact of the bankruptcy on projected cash flows for assets related to Aircel. These assets consisted primarily of towers, which typically are assessed on an individual basis, network location intangibles, which relate directly to towers, and tenant-related intangibles. As a result, an impairment of $40.1 million was taken on the tower and network intangible assets. The Company also fully impaired the tenant-related intangible asset for Aircel, which resulted in an impairment of $107.3 million during the six months ended June 30, 2018.

The Company recorded an additional $28.9 million of impairments on tower and netwok intangible assets related to other carrier consolidation-driven churn in India during the three months ended June 30, 2018. All such impairments were recorded in Other operating expenses in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

In October 2017, one of the Company’s tenants in Asia, Tata Teleservices Limited (“Tata Teleservices”), informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. The Company considered the recent developments regarding these events, including ongoing negotiations with Tata Teleservices, when updating its impairment test for the Tata Teleservices tenant relationship, which did not result in an impairment since the estimated probability-weighted undiscounted cash flows were in excess of the carrying value of this asset. However, the Company will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates. Changes in estimated cash flows from Tata Teleservices could impact previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles, which have a current net book value of $386.7 million as of June 30, 2018.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2018 and December 31, 2017 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2018 and December 31, 2017, the carrying value of long-term obligations, including the current portion, was $21.1 billion and $20.2 billion, respectively. As of June 30, 2018, the fair value of long-term obligations, including the current portion, was $21.0 billion, of which $13.4 billion was measured using Level 1 inputs and $7.6 billion was measured using Level 2 inputs. As of December 31, 2017, the fair value of long-term obligations, including the current portion, was $20.6 billion, of which $13.3 billion was measured using Level 1 inputs and $7.3 billion was measured using Level 2 inputs.

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

The change in the income tax (provision) benefit for the three months ended June 30, 2018 was primarily attributable to the tax effect of an increase in impairment charges in the Company’s Asia property segment. The change in income tax (provision) benefit for the six months ended June 30, 2018 was primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in the Company’s Asia property segment. Both the three and six-month periods ended June 30, 2017 were favorably impacted by a clarification in income tax law in Ghana.
As of June 30, 2018 and December 31, 2017, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $96.3 million and $105.8 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2018 includes additions to the Company’s existing tax positions of $1.5 million and $3.6 million, respectively, reductions due to foreign currency fluctuations of $7.5 million in each period and the expiration of the statute of limitations and settlements of $0.0 million and $4.3 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2017 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $8.1 million.
The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2018 and 2017:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Penalties and income tax-related interest expense	$0.7	$1.0	$1.7	$2.3
As of June 30, 2018 and December 31, 2017, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $27.1 million and $29.0 million, respectively.

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire 10 years from the date of grant. As of June 30, 2018, the Company had the ability to grant stock-based awards with respect to an aggregate of 7.6 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2018 and 2017, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation expense	$24.8	$25.8	$67.5	$62.0
Stock-based compensation expense capitalized as property and equipment	$0.5	$0.5	$1.0	$1.0
Stock Options—As of June 30, 2018, total unrecognized compensation expense related to unvested stock options was $8.2 million, which is expected to be recognized over a weighted average period of approximately one year.
The Company’s option activity for the six months ended June 30, 2018 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2018	5,557,561
Granted	—
Exercised	(497,008)
Forfeited	(6,872)
Expired	—
Outstanding as of June 30, 2018	5,053,681

Restricted Stock Units—As of June 30, 2018, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $147.2 million and is expected to be recognized over a weighted average period of approximately three years.
Performance-Based Restricted Stock Units—During the six months ended June 30, 2018, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 131,311 PSUs (the “2018 PSUs”), 154,520 PSUs (the “2017 PSUs”) and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2018 PSUs, the 2017 PSUs and the 2016 PSUs, and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment. PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2018 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2018 (1)	1,742,725	444,031
Granted (2)	675,985	131,311
Vested (3)	(663,531)	(120,171)
Forfeited	(38,083)	—
Outstanding as of June 30, 2018	1,717,096	455,171
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

During the three and six months ended June 30, 2018, the Company recorded $6.4 million and $15.2 million, respectively, in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2018 was $35.3 million based on the Company’s current assessment of the probability of achieving the performance goals. On July 26, 2018, the Company changed the vesting terms of the PSU award agreements in the event of a participant’s death, disability or qualified retirement (each as defined in the applicable award agreement) for all plan participants with the exception of the Chief Executive Officer. As a result, the weighted average period over which the cost will be recognized is less than one year.

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

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited, Tata Teleservices, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). During the six months ended June 30, 2018, pursuant to the terms of the Shareholders Agreement, the Company received regulatory approval to merge its other wholly-owned India subsidiaries into ATC TIPL. As a result, the Company’s controlling interest in ATC TIPL increased from 51% to 63%, which resulted in an increase in the Company’s additional paid-in capital of $28.1 million. Similarly, the noncontrolling interest was reduced from 49% to 37%, and a corresponding adjustment to reduce the redeemable noncontrolling interest value by $28.1 million was recorded during the six months ended June 30, 2018. In addition, the Company reclassified $78.8 million of previously recorded accumulated other comprehensive loss to additional paid-in capital due to the change in ownership of ATC TIPL.

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

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, and (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Distributions in excess of earnings. Due to the impact of impairment charges on net income, the Company adjusted certain noncontrolling interests, which are subject to minimum redemption values, by $33.4 million for the six months ended June 30, 2018.

The put options may be exercised, requiring the Company to purchase the Remaining Shareholders’ equity interests, on specified dates beginning April 1, 2018 through March 31, 2021.

The changes in Redeemable noncontrolling interests for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Balance as of January 1,	$1,126.2	$1,091.3
Net (loss) income attributable to noncontrolling interests	(48.7)	8.9
Adjustment to noncontrolling interest redemption value	33.4	—
Adjustment to noncontrolling interest due to merger	(28.1)	—
Foreign currency translation adjustment attributable to noncontrolling interests	(73.5)	55.7
Balance as of June 30,	$1,009.3	$1,155.9

10.    EQUITY

Series B Preferred Stock—In March 2015, the Company issued 1,375,000 shares of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”). During the six months ended June 30, 2018, all outstanding shares of the Series B Preferred Stock converted at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into an aggregate of 12,020,064 shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock. The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

On February 15, 2018, the Company paid the final dividend of $18.9 million to holders of the Series B Preferred Stock at the close of business on February 1, 2018.

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the six months ended June 30, 2018, the Company received an aggregate of $40.2 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

Stock Repurchase Programs—In March 2011, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”). In December 2017, the Board of Directors approved an additional stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock (the “2017 Buyback” and, together with the 2011 Buyback, the “Buyback Programs”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

During the six months ended June 30, 2018, the Company repurchased 722,032 shares of its common stock under the 2011 Buyback for an aggregate of $100.0 million (of which $1.4 million was accrued as of June 30, 2018), including commissions and fees. As of June 30, 2018, the Company had repurchased a total of 13,078,086 shares of its common stock under the 2011 Buyback for an aggregate of $1.3 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
Under the Buyback Programs, the Company is authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements and subject to market conditions and other factors.

The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the Buyback Programs are subject to the Company having available cash to fund repurchases.

Distributions—During the six months ended June 30, 2018, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
December 6, 2017	January 16, 2018	December 28, 2017	$0.70	$300.2
March 8, 2018	April 27, 2018	April 11, 2018	$0.75	$331.2
May 24, 2018	July 13, 2018	June 19, 2018	$0.77	$339.8

Series B Preferred Stock
January 22, 2018	February 15, 2018	February 1, 2018	$13.75	$18.9
_______________

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2018, the amount accrued for distributions payable related to unvested restricted stock units was $9.9 million. During the six months ended June 30, 2018, the Company paid $4.2 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (shares in thousands, per share data reflects actual amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to American Tower Corporation stockholders	$306.7	$367.0	$591.9	$683.1
Dividends on preferred stock	—	(22.8)	(9.4)	(49.6)
Net income attributable to American Tower Corporation common stockholders	306.7	344.2	582.5	633.5
Basic weighted average common shares outstanding	441,497	427,298	438,328	427,288
Dilutive securities	2,865	3,189	3,185	3,156
Diluted weighted average common shares outstanding	444,362	430,487	441,513	430,444
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.69	$0.81	$1.33	$1.48
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.69	$0.80	$1.32	$1.47

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	4	—	2	—
Stock options	—	5	—	33
Preferred stock	—	14,528	2,936	16,041

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,340 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2018, the Company has purchased an aggregate of 88 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $871.3 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. During the year ended December 31, 2016, the Company exercised the purchase options for 1,523 towers and provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of June 30, 2018, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of June 30, 2018.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at June 30, 2018 were as follows (in billions):

Remainder of 2018	$2.6
2019	5.0
2020	4.7
2021	4.2
2022	3.4
Thereafter	11.3
Total	$31.2
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
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at June 30, 2018 are as follows (in billions):

Remainder of 2018	$0.5
2019	0.9
2020	0.9
2021	0.8
2022	0.8
Thereafter	6.8
Total	$10.7
13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

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

During the six months ended June 30, 2018 and 2017, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Acquisition and merger related expenses	$4.5	$2.4	$5.9	$8.1
Integration costs	$4.7	$3.8	$5.2	$8.4

2018 Transactions

The estimated aggregate impact of the acquisitions completed in 2018 on the Company’s revenues and gross margin for the three months ended June 30, 2018 was approximately $54.1 million and $19.7 million, respectively, and for the six months ended June 30, 2018 was approximately $55.0 million and $20.3 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

Idea Acquisition—On May 31, 2018, the Company acquired 100% of the outstanding shares of Idea Cellular Infrastructure Services Limited, a telecommunications company that owns and operates approximately 9,700 communications sites in India, for total consideration of approximately 42.8 billion INR ($635.5 million at the date of acquisition). Of the total consideration, $22.3 million is reflected in Accounts payable in the consolidated balance sheet as of June 30, 2018 and is considered a non-cash investing activity for cash flow purposes. This acquisition was accounted for as a business combination and is subject to post-closing adjustments.

Vodafone Acquisition—On March 31, 2018, the Company acquired approximately 10,200 communications sites from Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”) for an aggregate total purchase price of 38.3 billion INR ($587.9 million at the date of acquisition). Of the aggregate purchase price, $1.1 million is reflected in Accounts payable in the consolidated balance sheet as of June 30, 2018. This acquisition was accounted for as an asset acquisition.

Other Acquisitions—During the six months ended June 30, 2018, the Company acquired a total of 761 communications sites in the United States, Colombia, Mexico, Paraguay and Peru for an aggregate purchase price of $153.5 million. Of the aggregate purchase price, $1.6 million is reflected in Accounts payable in the consolidated balance sheet as of June 30, 2018. These acquisitions were accounted for as asset acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

The following table summarizes the allocations of the purchase prices for the fiscal year 2018 acquisitions based upon their estimated fair value at the date of acquisition:

	Asia
	Idea	Vodafone (1)	Other (2)
Current assets	$100.7	$15.1	$2.3
Non-current assets	2.6	5.8	3.9
Property and equipment	161.2	194.6	55.4
Intangible assets (3):
Tenant-related intangible assets	321.2	309.5	65.2
Network location intangible assets	82.9	88.5	33.3
Current liabilities	(52.5)	(13.1)	(0.7)
Deferred tax liability	(20.7)	—	—
Other non-current liabilities	(10.5)	(12.5)	(5.9)
Net assets acquired	584.9	587.9	153.5
Goodwill (4)	50.6	—	—
Fair value of net assets acquired	635.5	587.9	153.5
Debt assumed	—	—	—
Purchase price	$635.5	$587.9	$153.5
_______________

(1)	Includes $1.3 million in acquisition and merger related expenses that were capitalized as part of the purchase price.

(2)	Includes 44 sites in Peru held pursuant to long-term capital leases.

(3)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(4)	The Company expects goodwill to be deductible for tax purposes.

2017 Transactions
During the six months ended June 30, 2018, post-closing adjustments impacted the following acquisition completed in 2017:
Mexico Acquisition—On November 17, 2017, the Company acquired 100% of the outstanding shares of entities holding urban telecommunications assets in Mexico, including more than 50,000 concrete poles and approximately 2,100 route miles of fiber, for total initial consideration of $505.8 million, including value-added tax. During the six months ended June 30, 2018, the purchase price was reduced to $499.7 million.

The following table summarizes the preliminary and updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of June 30, 2018.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Latin America
	Mexico
	Preliminary Allocation	Updated Allocation
Current assets	$44.4	$42.5
Non-current assets	—	—
Property and equipment	94.0	94.0
Intangible assets (1):
Tenant-related intangible assets	153.3	153.3
Network location intangible assets	—	—
Other intangible assets	22.0	22.0
Current liabilities	(28.8)	(27.2)
Deferred tax liability	(38.8)	(38.8)
Other non-current liabilities	(4.5)	(4.5)
Net assets acquired	241.6	241.3
Goodwill (2)	264.2	258.4
Fair value of net assets acquired	505.8	499.7
Debt assumed	—	—
Purchase price	$505.8	$499.7
_______________

(1)	Tenant-related intangible assets, network location intangible assets and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(2)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes.

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the acquisitions completed in 2018 had occurred on January 1, 2017 and acquisitions completed in 2017 had occurred on January 1, 2016. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pro forma revenues	$1,806.6	$1,771.0	$3,627.4	$3,498.8
Pro forma net income attributable to American Tower Corporation common stockholders	$306.3	$339.5	$581.4	$623.5
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.69	$0.79	$1.33	$1.46
Diluted net income attributable to American Tower Corporation common stockholders	$0.69	$0.79	$1.32	$1.45

Other Signed Acquisitions

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

14.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of June 30, 2018, consisted of the following:

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
The Company’s services segment offers tower-related services in the United States, including AZP and structural analysis, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites. The services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income (expense), TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Three Months Ended June 30, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$957.0	$307.9	$166.7	$317.8	$1,749.4	$31.5		$1,780.9
Segment operating expenses (1)	198.8	180.1	58.5	109.3	546.7	12.9		559.6
Interest expense, TV Azteca, net (2)	—	—	—	(3.4)	(3.4)	—		(3.4)
Segment gross margin	758.2	127.8	108.2	205.1	1,199.3	18.6		1,217.9
Segment selling, general, administrative and development expense (1)	43.8	15.1	17.6	19.1	95.6	2.9		98.5
Segment operating profit	$714.4	$112.7	$90.6	$186.0	$1,103.7	$15.7		$1,119.4
Stock-based compensation expense							$24.8	24.8
Other selling, general, administrative and development expense							35.3	35.3
Depreciation, amortization and accretion							449.7	449.7
Other expense (3)							291.3	291.3
Income from continuing operations before income taxes								$318.3
Total assets	$18,759.4	$5,498.7	$3,113.6	$5,555.6	$32,927.3	$45.0	$233.4	$33,205.7
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $24.1 million, respectively.

(2)	Represents reversal of interest income recognized in the prior period due to nonpayment.

(3)	Primarily includes interest expense and $33.2 million in impairment charges.

	Property				Total Property	Services	Other	Total
Three Months Ended June 30, 2017	U.S.	Asia	EMEA	Latin America
Segment revenues	$897.3	$294.6	$159.6	$286.6	$1,638.1	$24.4		$1,662.5
Segment operating expenses (1)	183.6	168.0	59.0	96.0	506.6	9.8		516.4
Interest income, TV Azteca, net	—	—	—	2.8	2.8	—		2.8
Segment gross margin	713.7	126.6	100.6	193.4	1,134.3	14.6		1,148.9
Segment selling, general, administrative and development expense (1)	36.3	16.6	17.9	19.4	90.2	3.5		93.7
Segment operating profit	$677.4	$110.0	$82.7	$174.0	$1,044.1	$11.1		$1,055.2
Stock-based compensation expense							$25.8	25.8
Other selling, general, administrative and development expense							34.4	34.4
Depreciation, amortization and accretion							396.4	396.4
Other expense (2)							186.2	186.2
Income from continuing operations before income taxes								$412.4
Total assets	$18,717.1	$4,808.6	$3,189.4	$5,100.4	$31,815.5	$43.4	$279.3	$32,138.2
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.8 million and $25.0 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Six Months Ended June 30, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$1,888.4	$580.9	$340.9	$649.6	$3,459.8	$62.9		$3,522.7
Segment operating expenses (1)	385.1	338.0	117.6	212.7	1,053.4	25.1		1,078.5
Interest expense, TV Azteca, net (2)	—	—	—	(0.7)	(0.7)	—		(0.7)
Segment gross margin	1,503.3	242.9	223.3	436.2	2,405.7	37.8		2,443.5
Segment selling, general, administrative and development expense (1)	79.2	59.3	34.4	43.7	216.6	6.4		223.0
Segment operating profit	$1,424.1	$183.6	$188.9	$392.5	$2,189.1	$31.4		$2,220.5
Stock-based compensation expense							$67.5	67.5
Other selling, general, administrative and development expense							74.0	74.0
Depreciation, amortization and accretion							896.0	896.0
Other expense (3)							615.5	615.5
Income from continuing operations before income taxes								$567.5
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.7 million and $65.8 million, respectively.

(2)	Consists of interest expense. Due to nonpayment, no interest income has been recognized in the period.

(3)	Primarily includes interest expense and $180.6 million in impairment charges.

	Property				Total Property	Services	Other	Total
Six Months Ended June 30, 2017	U.S.	Asia	EMEA	Latin America
Segment revenues	$1,789.2	$570.1	$310.0	$562.9	$3,232.2	$46.5		$3,278.7
Segment operating expenses (1)	365.0	317.4	120.5	189.2	992.1	16.1		1,008.2
Interest income, TV Azteca, net	—	—	—	5.5	5.5	—		5.5
Segment gross margin	1,424.2	252.7	189.5	379.2	2,245.6	30.4		2,276.0
Segment selling, general, administrative and development expense (1)	70.9	37.1	34.4	38.0	180.4	6.6		187.0
Segment operating profit	$1,353.3	$215.6	$155.1	$341.2	$2,065.2	$23.8		$2,089.0
Stock-based compensation expense							$62.0	62.0
Other selling, general, administrative and development expense							70.6	70.6
Depreciation, amortization and accretion							817.5	817.5
Other expense (2)							392.3	392.3
Income from continuing operations before income taxes								$746.6
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.7 million and $60.3 million, respectively.

(2)	Primarily includes interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the six months ended June 30, 2018 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2018:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	24,265	15,982	384
Asia:
India	75,500	—	1,055
EMEA:
France	2,170	307	9
Germany	2,208	—	—
Ghana	2,252	—	24
Nigeria	4,757	—	—
South Africa (2)	2,575	—	—
Uganda	1,490	—	—
EMEA total	15,452	307	33
Latin America:
Argentina (3)	12	—	1
Brazil	16,548	2,257	84
Chile	1,295	—	12
Colombia	3,895	777	1
Costa Rica	500	—	2
Mexico (4)	8,985	199	79
Paraguay	1,266	—	—
Peru	677	171	—
Latin America total	33,178	3,404	179
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In South Africa, we also own fiber.

(3)	In Argentina, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.

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

In most of our markets, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and six months ended June 30, 2018 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2018, we expect to generate over $31 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, historically has not had a material adverse effect on the revenues generated by our property operations. This was again the case during the six months ended June 30, 2018, in which loss of tenant billings from tenant lease cancellations, non-renewal or renegotiations represented approximately 3% of our tenant billings.

We are experiencing, and expect to continue to experience, an increase in revenue lost from cancellations or non-renewals in 2018 primarily due to carrier consolidation-driven churn in India, which we expect will continue to result in a higher impact on our revenues, including tenant billings, as compared to the historical average, particularly in our Asia property segment. We also expect this churn will compress our gross margin and operating profit for the duration of the carrier consolidation process, particularly in our Asia property segment, although we expect this to be partially offset by lower expenses due to reduced tenancy on existing sites. In addition, we expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of impairment expense or other similar charges. For more information, please see Item 7 of the 2017 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

For the six months ended June 30, 2018, carrier consolidation-driven churn in India negatively impacted our consolidated property revenue by $62.1 million, including approximately $22.1 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $38.8 million. We have also recorded impairment charges of $176.3 million, primarily as a result of Aircel Ltd.’s (“Aircel”) filing for bankruptcy protection in February 2018. For the full year ending December 31, 2018, we expect carrier consolidation-driven churn in India to negatively impact our consolidated property revenue by approximately $180.0 million, including $60.0 million in pass-through revenue, and our operating profit by approximately $115.0 million.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 129,100 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

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

Results of Operations
Three and Six Months Ended June 30, 2018 and 2017
(in millions, except percentages)

We are now disclosing our results in millions rather than thousands and, as a result, certain rounding adjustments have been made to prior-period amounts.

Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$957.0	$897.3	7%	$1,888.4	$1,789.2	6%
Asia	307.9	294.6	5	580.9	570.1	2
EMEA	166.7	159.6	4	340.9	310.0	10
Latin America	317.8	286.6	11	649.6	562.9	15
Total property	1,749.4	1,638.1	7	3,459.8	3,232.2	7
Services	31.5	24.4	29	62.9	46.5	35
Total revenues	$1,780.9	$1,662.5	7%	$3,522.7	$3,278.7	7%

Three Months Ended June 30, 2018

U.S. property segment revenue growth of $59.7 million was attributable to:

•	Tenant billings growth of $67.4 million, which was driven by:

•	$46.3 million due to colocations and amendments;

•	$16.0 million from contractual escalations, net of churn; and

•	$6.2 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $1.1 million from other tenant billings; and

•	A decrease of $7.7 million in other revenue, which includes a $23.5 million decrease due to straight-line accounting.

Asia property segment revenue growth of $13.3 million was attributable to:

•	Tenant billings growth of $11.8 million, which was driven by:

•
$30.0 million generated from newly acquired or constructed sites, including $28.6 million due to the transactions with Vodafone India Limited and Vodafone Mobile Services Limited (the “Vodafone Acquisition”) and Idea Cellular Limited (the “Idea Acquisition”) in India;

•	$11.1 million due to colocations and amendments; and

•	$0.2 million from other tenant billings;

•	Partially offset by a decrease of $29.5 million resulting from churn in excess of contractual escalations, including $24.5 million due to carrier consolidation-driven churn in India;

•	Pass-through revenue growth of $13.1 million; and

•	A decrease of $0.5 million in other revenue.

Segment revenue growth was partially offset by a decrease of $11.1 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupees (“INR”).

EMEA property segment revenue growth of $7.1 million was attributable to:

•	Tenant billings growth of $9.5 million, which was driven by:

•	$4.2 million due to colocations and amendments;

•	$4.0 million from contractual escalations, net of churn; and

•	$1.3 million generated from newly acquired or constructed sites;

•	An increase of $0.6 million in other revenue; and

•	A decrease in pass-through revenue of $2.3 million.

Segment revenue growth was partially offset by a decrease of $0.7 million attributable to the negative impact of foreign currency translation, which included, among others, $3.0 million related to fluctuations in the Nigerian Naira (“NGN”) and $1.7 million related to fluctuations in Ghanaian Cedi (“GHS”), and was partially offset by an increase of $2.8 million related to fluctuations in the Euro and an increase of $1.3 million related to fluctuations in South African Rand (“ZAR”).

Latin America property segment revenue growth of $31.2 million was attributable to:

•	Tenant billings growth of $31.8 million, which was driven by:

•	$14.0 million due to colocations and amendments;

•	$8.4 million from contractual escalations, net of churn;

•	$7.3 million generated from newly acquired or constructed sites; and

•	$2.1 million from other tenant billings;

•	Pass-through revenue growth of $7.2 million; and

•	An increase of $13.9 million in other revenue, due to $14.6 million from our newly acquired fiber business, partially offset by a decrease of $0.7 million in other revenue.

Segment revenue growth was partially offset by a decrease of $21.7 million attributable to the negative impact of foreign currency translation, which included, among others, $16.6 million related to fluctuations in Brazilian Real (“BRL”), $3.9 million related to fluctuations in Mexican Peso (“MXN”) and $2.8 million related to fluctuations in Argentinean Peso (“ARS”).

The increase in services segment revenue of $7.1 million was primarily attributable to an increase in site acquisition projects.

Six Months Ended June 30, 2018
U.S. property segment revenue growth of $99.2 million was attributable to:

•	Tenant billings growth of $126.3 million, which was driven by:

•	$83.9 million due to colocations and amendments;

•	$31.3 million from contractual escalations, net of churn; and

•	$13.6 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $2.5 million from other tenant billings; and

•	A decrease of $27.1 million in other revenue, which includes a $48.8 million decrease due to straight-line accounting.

Asia property segment revenue growth of $10.8 million was attributable to:

•	Tenant billings growth of $5.5 million, which was driven by:

•	$31.7 million generated from newly acquired or constructed sites, including $28.8 million from the Vodafone Acquisition and the Idea Acquisition;

•	$22.7 million due to colocations and amendments; and

•	An increase of $0.2 million from other tenant billings;

•	Partially offset by a decrease of $49.1 million resulting from churn in excess of contractual escalations, including $38.8 million due to carrier consolidation-driven churn in India;

•	Pass-through revenue growth of $8.5 million; and

•	A decrease of $4.2 million in other revenue, primarily due to an increase of $5.4 million in revenue reserves.

Segment revenue also increased by $1.0 million attributable to the positive impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $30.9 million was attributable to:

•	Tenant billings growth of $23.5 million, which was driven by:

•	$8.3 million from contractual escalations, net of churn;

•	$7.9 million due to colocations and amendments;

•	$7.0 million generated from newly acquired or constructed sites, primarily due to the acquisition of FPS Towers in France through our European joint venture (the “FPS Acquisition”); and

•	$0.3 million from other tenant billings;

•	An increase of $5.8 million in other revenue; and

•	A decrease in pass-through revenue of $1.6 million.

Segment growth also increased by $3.2 million attributable to the positive impact of foreign currency translation, which included, among others, $7.5 million related to fluctuations in the Euro and $4.8 million related to fluctuations in ZAR, and was partially offset by a decrease of $6.8 million related to fluctuations in NGN.

Latin America property segment revenue growth of $86.7 million was attributable to:

•	Tenant billings growth of $60.8 million, which was driven by:

•	$25.9 million due to colocations and amendments;

•	$17.4 million from contractual escalations, net of churn;

•	$13.7 million generated from newly acquired or constructed sites; and

•	$3.8 million from other tenant billings;

•	Pass-through revenue growth of $14.6 million; and

•
$28.8 million of other revenue growth, due in part to $29.9 million from our newly acquired fiber business and a $6.0 million reduction in revenue reserves from a settlement related to the judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $17.5 million attributable to the negative impact of foreign currency translation, which included, among others, $21.2 million related to fluctuations in BRL and $3.9 million related to fluctuations in ARS, and was partially offset by an increase of $4.7 million related to fluctuations in MXN.

The increase in services segment revenue of $16.4 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$758.2	$713.7	6%	$1,503.3	$1,424.2	6%
Asia	127.8	126.6	1	242.9	252.7	(4)
EMEA	108.2	100.6	8	223.3	189.5	18
Latin America	205.1	193.4	6	436.2	379.2	15
Total property	1,199.3	1,134.3	6	2,405.7	2,245.6	7
Services	18.6	14.6	27%	37.8	30.4	24%

Three Months Ended June 30, 2018

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $15.2 million.

•
The slight increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $6.5 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $18.6 million as a result of the Vodafone Acquisition and the Idea Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $2.5 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $2.0 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $7.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by a reduction of $6.2 million in interest income due to nonpayment by TV Azteca and an increase in direct expenses of $20.6 million.

•	The increase in services segment gross margin was primarily due to increased project volume.

Six Months Ended June 30, 2018

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $20.1 million.

•
The decrease in Asia property segment gross margin was attributable to an increase in direct expenses of $20.2 million, primarily due to the Vodafone Acquisition and the Idea Acquisition, partially offset by the increase in revenue described above. Direct expenses increased an additional $0.4 million attributable to the impact of foreign currency translation.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $3.8 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $0.9 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $6.4 million attributable to the impact of foreign currency translation on direct expenses, partially offset by a reduction of $6.2 million in interest income due to nonpayment by TV Azteca and an increase in direct expenses of $29.9 million.

•	The increase in services segment gross margin was primarily due to increased project volume.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$43.8	$36.3	21%	$79.2	$70.9	12%
Asia	15.1	16.6	(9)	59.3	37.1	60
EMEA	17.6	17.9	(2)	34.4	34.4	—
Latin America	19.1	19.4	(2)	43.7	38.0	15
Total property	95.6	90.2	6	216.6	180.4	20
Services	2.9	3.5	(17)	6.4	6.6	(3)
Other	59.4	59.4	—	139.8	130.9	7
Total selling, general, administrative and development expense	$157.9	$153.1	3%	$362.8	$317.9	14%

Three Months Ended June 30, 2018

•	The increase in our U.S. property segment SG&A was primarily driven by an increase in site development costs and increased personnel costs to support our business.

•	The decrease in our Asia property segment SG&A was primarily driven by a decrease in office-related costs.

•	The decrease in our services segment SG&A was primarily attributable to a decrease in personnel costs within our tower services group.

Six Months Ended June 30, 2018

•
The increases in each of our U.S. and Latin America property segments’ SG&A were primarily driven by increased personnel costs to support our business, including our acquisition of urban telecommunications assets in our Latin America property segment. The increase in our U.S. property segment was also attributable to an increase in project costs.

•	The increase in our Asia property segment’s SG&A was primarily driven by an increase in bad debt expense of $23.3 million as a result of receivable reserves with certain tenants, including Aircel.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $5.5 million and an increase in corporate SG&A.

Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$714.4	$677.4	5%	$1,424.1	$1,353.3	5%
Asia	112.7	110.0	2	183.6	215.6	(15)
EMEA	90.6	82.7	10	188.9	155.1	22
Latin America	186.0	174.0	7	392.5	341.2	15
Total property	1,103.7	1,044.1	6	2,189.1	2,065.2	6
Services	15.7	11.1	41%	31.4	23.8	32%

•
The increase in operating profit for the three and six months ended June 30, 2018 for each of our U.S., EMEA and Latin America property segments, as well as our services segment, was primarily attributable to an increase in our segment gross margin.

•
The increase in operating profit for the three months ended June 30, 2018 for our Asia property segment was primarily attributable to a decrease in our segment SG&A and an increase in our segment gross margin.

•
The decrease in operating profit for the six months ended June 30, 2018 in our Asia property segment was attributable to an increase in our segment SG&A, which was primarily driven by a $23.3 million increase in bad debt expense, and a decrease in our segment gross margin.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Depreciation, amortization and accretion	$449.7	$396.4	13%	$896.0	$817.5	10%

The increases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2018 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in increases in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Other operating expenses	$67.0	$18.9	254%	$234.8	$25.1	835%

The increase in other operating expenses for the three months ended June 30, 2018 was primarily attributable to an increase in impairment charges of $33.2 million. These charges included $28.9 million related to tower and network intangible assets in our Asia property segment due to carrier consolidation-driven churn in India. The increase was also attributable to an increase in acquisition-related expenses of $3.1 million.

The increase in other operating expenses for the six months ended June 30, 2018 was primarily attributable to an increase in impairment charges of $178.5 million. These charges included $69.0 million related to tower and network intangible assets and $107.3 million related to tenant-related intangible assets in our Asia property segment due to Aircel’s filing for bankruptcy protection and other carrier consolidation-driven churn in India. The increase was also attributable to the nonrecurrence of a $21.5 million refund of acquisition costs recorded in the prior-year period related to an acquisition in Brazil, partially offset by $10.0 million to fund our charitable foundation in the prior-year period.

Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Total other expense	$227.7	$164.5	38%	$381.4	$361.7	5%

The increase in total other expense during the three months ended June 30, 2018 was primarily due to foreign currency losses of $40.4 million in the current period, compared to foreign currency gains of $6.9 million in the prior-year period. The increase was also attributable to an incremental net interest expense of $10.8 million due to a $2.2 billion increase in our average debt outstanding.

The increase in total other expense during the six months ended June 30, 2018 was primarily due to foreign currency losses of $17.1 million in the current period, compared to foreign currency gains of $35.0 million in the prior-year period and additional net interest expense of $21.2 million due to a $2.2 billion increase in our average debt outstanding. The increase was partially offset by a loss on retirement of long-term obligations of $55.7 million recorded in the prior-year period attributable to the redemption of the 7.25% senior unsecured notes due 2019 and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F.

Income Tax Provision (Benefit)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Income tax provision (benefit)	$3.9	$23.9	(84)%	$(27.2)	$50.7	(154)%
Effective tax rate	1.2%	5.8%		(4.8)%	6.8%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and six months ended June 30, 2018 and 2017 differs from the federal statutory rate.

The decrease in the income tax provision for the three months ended June 30, 2018 was primarily attributable to the tax impact of an increase in impairment charges in our Asia property segment offset by the nonrecurrence of a prior-year benefit from a clarification in income tax law in Ghana. The change in the income tax provision (benefit) for the six months ended June 30, 2018 was primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in our Asia property segment.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Net income	$314.4	$388.5	(19)%	$594.7	$695.9	(15)%
Income tax provision (benefit)	3.9	23.9	(84)	(27.2)	50.7	(154)
Other expense (income)	34.8	(11.7)	(397)	7.0	(41.0)	(117)
Loss on retirement of long-term obligations	—	0.3	(100)	—	55.7	(100)
Interest expense	207.9	187.0	11	407.5	370.7	10
Interest income	(18.4)	(8.3)	122	(33.8)	(18.2)	86
Other operating expenses	67.0	18.9	254	234.8	25.1	835
Depreciation, amortization and accretion	449.7	396.4	13	896.0	817.5	10
Stock-based compensation expense	24.8	25.8	(4)	67.5	62.0	9
Adjusted EBITDA	$1,084.1	$1,020.8	6%	$2,146.5	$2,018.4	6%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Net income	$314.4	$388.5	(19)%	$594.7	$695.9	(15)%
Real estate related depreciation, amortization and accretion	400.1	352.5	14	797.4	730.5	9
Losses from sale or disposal of real estate and real estate related impairment charges	56.7	12.3	361	223.0	19.7	1,032
Dividends on preferred stock	—	(22.8)	(100)	(9.4)	(49.6)	(81)
Adjustments for unconsolidated affiliates and noncontrolling interests	(60.2)	(51.2)	18	(147.1)	(82.9)	77
Nareit FFO attributable to American Tower Corporation common stockholders	$711.0	$679.3	5%	$1,458.6	$1,313.6	11%
Straight-line revenue	(27.5)	(50.9)	(46)	(45.3)	(102.8)	(56)
Straight-line expense	20.6	14.3	44	34.6	31.3	11
Stock-based compensation expense	24.8	25.8	(4)	67.5	62.0	9
Deferred portion of income tax (1)	(16.0)	(13.4)	19	(71.8)	(9.7)	640
Non-real estate related depreciation, amortization and accretion	49.6	43.9	13	98.6	87.0	13
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	6.1	8.2	(26)	9.0	14.2	(37)
Other expense (income) (2)	34.8	(11.7)	(397)	7.0	(41.0)	(117)
Loss on retirement of long-term obligations	—	0.3	(100)	—	55.7	(100)
Other operating expense (3)	10.3	6.4	61	11.8	5.2	127
Capital improvement capital expenditures	(27.6)	(24.8)	11	(61.3)	(45.3)	35
Corporate capital expenditures	(2.3)	(3.5)	(34)	(4.7)	(6.7)	(30)
Adjustments for unconsolidated affiliates and noncontrolling interests	60.2	51.2	18	147.1	82.9	77
Consolidated AFFO	$844.0	$725.1	16%	$1,651.1	$1,446.4	14%
Adjustments for unconsolidated affiliates and noncontrolling interests (4)	(69.3)	(43.9)	58%	(117.1)	(84.7)	38%
AFFO attributable to American Tower Corporation common stockholders	$774.7	$681.2	14%	$1,534.0	$1,361.7	13%
_______________

(1)
For the six months ended June 30, 2018, amount includes a tax benefit primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in our Asia property segment.

(2)	Includes unrealized losses (gains) on foreign currency exchange rate fluctuations of $39.1 million, ($7.7 million), $14.2 million and ($35.7 million), respectively.

(3)	Includes integration and acquisition-related costs.

(4)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Three Months Ended June 30, 2018
The decrease in net income was primarily attributable to increases in depreciation, amortization and accretion expense and impairment charges and an increase in other expenses primarily due to foreign currency exchange rate losses of $40.4 million, partially offset by an increase in our operating profit.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $5.7 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by an increase in cash paid for interest.

Six Months Ended June 30, 2018
The decrease in net income was primarily due to an increase in other operating expenses, primarily related to an increase in impairment charges of $178.5 million, an increase in depreciation, amortization and accretion expense, foreign currency losses and the change in the income tax provision (benefit), partially offset by an increase in our operating profit and the nonrecurrence of a loss on retirement of long-term obligations of $55.7 million recorded in the prior-year period.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $39.4 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by increases in cash paid for interest and corporate SG&A.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2018 the “Liquidity and Capital Resources” section of the 2017 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2018
Available under the 2013 Credit Facility	$1,145.0
Available under the 2014 Credit Facility	2,000.0
Letters of credit	(9.8)
Total available under credit facilities, net	3,135.2
Cash and cash equivalents	834.5
Total liquidity	$3,969.7
Subsequent to June 30, 2018, we borrowed a net amount of $250.0 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), which we used for general corporate purposes.
Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used for):
Operating activities	$1,731.8	$1,472.8
Investing activities	(1,843.0)	(1,214.5)
Financing activities	188.4	(290.6)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(62.0)	9.1
Net increase (decrease) in cash and cash equivalents, and restricted cash	$15.2	$(23.2)
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
As of June 30, 2018, we had total outstanding principal indebtedness of $21.3 billion, with a current portion of $2.8 billion. During the six months ended June 30, 2018, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2018, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of June 30, 2018, we had $742.3 million of cash and cash equivalents held by our foreign subsidiaries, of which $313.1 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the six months ended June 30, 2018 was attributable to an increase in the operating profit of most of our property segments, a decrease in the impact of straight-line revenue and an increase in interest income, partially offset by an increase in cash used for working capital.

Cash Flows from Investing Activities

Our significant investing activities during the six months ended June 30, 2018 are highlighted below:

•	We spent $1,336.5 million for acquisitions, primarily to fund the Vodafone Acquisition and the Idea Acquisition.

•	We spent $434.5 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$139.0
Ground lease purchases	75.6
Capital improvements and corporate expenditures (2)	66.0
Redevelopment	106.4
Start-up capital projects	47.5
Total capital expenditures (3)	$434.5
_______________

(1)	Includes the construction of 769 communications sites globally.

(2)
Includes $16.0 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, secured debt and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

(3)	Net of purchase credits of $6.4 million on certain assets, which are reported in operating activities in our condensed consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. A review is also being conducted of our tower portfolios as to whether any additional capital expenditures are required to upgrade our towers in certain jurisdictions to our structural standards or address capacity, structural or permitting issues. We expect that our 2018 total capital expenditures will be between $850 million and $950 million, as follows (in millions):

Discretionary capital projects (1)	$250	to	$290
Ground lease purchases	150	to	170
Capital improvements and corporate expenditures	150	to	160
Redevelopment	210	to	230
Start-up capital projects	90	to	100
Total capital expenditures	$850	to	$950
_______________
(1)    Includes the construction of approximately 2,000 to 3,000 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2018	2017
Proceeds from issuance of senior notes, net	$584.9	$1,279.4
(Repayments of) proceeds from credit facilities, net	(965.9)	93.6
Proceeds from term loan	1,500.0	—
Proceeds from issuance of securities in securitization transaction	500.0	—
Repayments of securitized debt	(500.0)	(302.5)
Repayment of senior notes	—	(300.0)
(Distributions to) contributions from noncontrolling interest holders, net (1)	(13.9)	265.3
Distributions paid on common and preferred stock	(654.5)	(568.5)
Purchases of common stock	(98.6)	(641.4)
_______________
(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Senior Notes
1.950% Senior Notes Offering—On May 22, 2018, we completed a registered public offering of 500.0 million Euros ($589.0 million at the date of issuance) aggregate principal amount of 1.950% senior unsecured notes due 2026 (the “1.950% Notes”). The net proceeds from this offering were approximately 493.2 million Euros (approximately $581.0 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 1.950% Notes will mature on May 22, 2026 and bear interest at a rate of 1.950% per annum. Accrued and unpaid interest on the 1.950% Notes will be payable in Euros in arrears on May 22 of each year, beginning on May 22, 2019. Interest on the 1.950% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the 1.950% Notes and commenced accruing on May 22, 2018.

We may redeem the 1.950% Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 1.950% Notes on or after February 22, 2026, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the supplemental indenture, we may be required to repurchase all of the notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Securitizations

Repayment of Series 2013-1A Securities. On the March 2018 payment date, we repaid the $500.0 million aggregate principal amount outstanding under the Secured Tower Revenue Securities, Series 2013-1A (the “Series 2013-1A Securities”), pursuant to the terms of the agreements governing such securities. The repayment was funded with borrowings under our multicurrency senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and cash on hand.

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

Bank Facilities

2013 Credit Facility. During the six months ended June 30, 2018, we borrowed an aggregate of $1.5 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the six months ended June 30, 2018, we borrowed an aggregate of $1.1 billion and repaid an aggregate of $1.5 billion of revolving indebtedness under the 2014 Credit Facility. We used the borrowings to repay existing indebtedness, including the Series 2013-1A Securities, and for general corporate purposes. We currently have $6.3 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

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

As of June 30, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2013 Credit Facility	$1,605.0	June 28, 2021	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2014 Credit Facility	$—	January 31, 2023	(3)	1.000% - 2.000%	0.000% - 1.000%	1.250% and 0.250%
2013 Term Loan	$1,000.0	January 31, 2023		1.000% - 2.000%	0.000% - 1.000%	1.250% and 0.250%
2018 Term Loan	$1,500.0	March 29, 2019		0.625% - 1.500%	0.000% - 0.500%	0.875% and 0.000%
_______________
(1)    Currently borrowed at LIBOR.

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.

(3)	Subject to two optional renewal periods.

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
During the six months ended June 30, 2018, we repurchased 722,032 shares of our common stock under the 2011 Buyback for an aggregate of $100.0 million, including commissions and fees. We had no repurchases under the 2017 Buyback.

We expect to continue managing the pacing of the remaining $2.2 billion (as of July 24, 2018) under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to us having available cash to fund repurchases.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the six months ended June 30, 2018, we received an aggregate of $40.2 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $5.0 billion to our common stockholders, including the dividend paid in July 2018, primarily classified as ordinary income.
During the six months ended June 30, 2018, we paid $1.45 per share, or $631.4 million, to common stockholders of record. In addition, we declared a distribution of $0.77 per share, or $339.8 million, paid on July 13, 2018 to our common stockholders of record at the close of business on June 19, 2018.
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

During the six months ended June 30, 2018, all outstanding shares of our 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), converted automatically at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into an aggregate of 12,020,064 shares of our common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock.
During the six months ended June 30, 2018, we paid the final dividend of $13.75 per share, or $18.9 million, to holders of the Series B Preferred Stock of record at the close of business on February 1, 2018.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2018, the amount accrued for distributions payable related to unvested restricted stock units was $9.9 million. During the six months ended June 30, 2018, we paid $4.2 million of distributions upon the vesting of restricted stock units.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must also maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of June 30, 2018, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2018 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $5.1	~ $0.9
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $9.8 (4)	~ $3.3
_______________

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our debt levels.

(4)	Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes and the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of June 30, 2018, $92.7 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2018	DSCR as of June 30, 2018	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$102.8	8.32x	$187.4	$191.4
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$339.8	10.50x	$549.8	$558.8
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of June 30, 2018 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,573 communications sites that secure the 2015 Notes or the 5,116 sites that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2018. We have made no material changes to the critical accounting policies described in the 2017 Form 10-K.
During the six months ended June 30, 2018, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future cash flows (the income approach) exceeded the carrying value by approximately $293.3 million, or 7%. As a result of the telecommunications carrier consolidation occurring in the India market, including the impact of Aircel’s filing for bankruptcy protection, we lowered our discounted cash flow projections, which increases the sensitivity of these projections to changes in the key assumptions used in determining the fair value of the India reporting unit as of June 30, 2018. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.
For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of December 31, 2017 and determined that a (i) 6% reduction on projected revenues, (ii) 21 basis point increase in the weighted-average cost of capital or (iii) 10% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the six months ended June 30, 2018. Events that could negatively affect our India reporting unit’s financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2017 Form 10-K.
The carrying value of goodwill in the India reporting unit was $1,071.3 million as of June 30, 2018, which represents 19% of our consolidated balance of $5,526.6 million.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of June 30, 2018, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $21.3 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2018 consisted of $1,605.0 million under the 2013 Credit Facility, $1.0 billion under the 2013 Term Loan, $1.5 billion under the 2018 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $53.0 million under the South African credit facility, $21.3 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $76.3 million under the publicly issued simple debentures issued by BR Towers S.A. and $28.6 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $9.0 million of interest expense for the six months ended June 30, 2018.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the six months ended June 30, 2018, 44% of our revenues and 55% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2018, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $97.1 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2018 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factors regarding the impact of changes in laws or regulations and our expansion initiatives. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the 2017 Form 10-K.

Our business is subject to government and tax regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do or impact our competitive landscape.

Our business and that of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively, which could require that we modify or dismantle existing towers at significant cost. Zoning authorities and community organizations are often opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing or new regulatory policies, zoning regulations or construction laws may materially and adversely affect the timing, cost or completion of construction projects associated with our communications sites. Noncompliance could result in the imposition of fines or an award of damages to private litigants, or result in decreased revenue due to removal of towers to ensure compliance or resulting changes in the competitive landscape that may negatively affect our business. In addition, in certain jurisdictions, we are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal. Furthermore, the tax laws, regulations and interpretations governing our business in jurisdictions where we operate may change at any time, potentially with retroactive effect. This includes changes in tax laws or official interpretations thereof. In addition, some of these changes could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of taxable REIT subsidiaries. These factors could materially and adversely affect our business, results of operations or financial condition.

Our expansion initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.

As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, and conflicting policies, procedures and operations. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, acquiring permits and visiting, inspecting, engineering and upgrading tower sites, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired tower portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, in addition to additional capital expenditures, general liability risks associated with such towers will exist until such time as those towers can be upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations will be adversely affected. Our international expansion initiatives are subject to additional risks such as those described in the preceding risk factor.

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

Issuer Purchases of Equity Securities

During the three months ended June 30, 2018, we repurchased a total of 722,032 shares of our common stock for an aggregate of $100.0 million, including commissions and fees, pursuant to the 2011 Buyback. We had no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
April 1, 2018 - April 30, 2018	—	$—	—	$344.8
May 1, 2018 - May 31, 2018	362,157	$137.18	362,157	$295.1
June 1, 2018 - June 30, 2018	359,875	$139.79	359,875	$244.8
Total Second Quarter	722,032	$138.48	722,032	$244.8
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

We continued to repurchase shares of our common stock pursuant to the 2011 Buyback subsequent to June 30, 2018. Between July 1, 2018 and July 24, 2018, we repurchased an additional 402,793 shares of our common stock for an aggregate of $57.3 million, including commissions and fees. As a result, as of July 24, 2018, we had repurchased a total of 13.5 million shares of our common stock under the 2011 Buyback for an aggregate of $1.3 billion, including commissions and fees.

We expect to continue to manage the pacing of the remaining $2.2 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback and the 2017 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

4.1
Supplemental Indenture No. 10, dated as of May 22, 2018, by and among American Tower Corporation, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 22, 2018, and incorporated herein by reference)

10.1
Form of Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 31, 2018, and incorporated herein by reference)

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

AMERICAN TOWER CORPORATION

Date: July 31, 2018	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)