Form 10-Q
period 2018-09-30
AMERICAN TOWER CORP /MA/
filed 2018-10-30
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2018.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
116 Huntington Avenue
Boston, Massachusetts 02116
(Address of principal executive offices)
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 23, 2018, there were 440,487,861 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,026.5	$802.1
Restricted cash	266.8	152.8
Short-term investments	68.2	1.0
Accounts receivable, net	511.1	513.6
Prepaid and other current assets	564.4	568.6
Total current assets	2,437.0	2,038.1
PROPERTY AND EQUIPMENT, net	10,996.3	11,101.0
GOODWILL	5,463.4	5,638.4
OTHER INTANGIBLE ASSETS, net	11,481.7	11,783.3
DEFERRED TAX ASSET	173.1	204.4
DEFERRED RENT ASSET	1,547.4	1,499.0
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	978.3	950.1
TOTAL	$33,077.2	$33,214.3
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$122.9	$142.9
Accrued expenses	863.1	854.3
Distributions payable	354.2	304.4
Accrued interest	121.6	166.9
Current portion of long-term obligations	2,841.3	774.8
Unearned revenue	276.6	268.8
Total current liabilities	4,579.7	2,512.1
LONG-TERM OBLIGATIONS	18,422.9	19,430.3
ASSET RETIREMENT OBLIGATIONS	1,196.5	1,175.3
DEFERRED TAX LIABILITY	706.2	898.1
OTHER NON-CURRENT LIABILITIES	1,288.4	1,244.2
Total liabilities	26,193.7	25,260.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	954.8	1,126.2
EQUITY (shares in thousands):
Preferred stock: $.01 par value; 20,000 shares authorized;
5.50%, Series B, 1,375 shares issued, 0 and 1,375 shares outstanding; aggregate liquidation value of $0.0 and $1.4, respectively	—	0.0
Common stock: $.01 par value; 1,000,000 shares authorized; 451,030 and 437,729 shares issued; and 440,775 and 428,820 shares outstanding, respectively	4.5	4.4
Additional paid-in capital	10,310.0	10,247.5
Distributions in excess of earnings	(1,104.3)	(1,058.1)
Accumulated other comprehensive loss	(2,696.3)	(1,978.3)
Treasury stock (10,255 and 8,909 shares at cost, respectively)	(1,163.2)	(974.0)
Total American Tower Corporation equity	5,350.7	6,241.5
Noncontrolling interests	578.0	586.6
Total equity	5,928.7	6,828.1
TOTAL	$33,077.2	$33,214.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Property	$1,751.6	$1,655.4	$5,211.4	$4,887.6
Services	33.9	25.3	96.8	71.8
Total operating revenues	1,785.5	1,680.7	5,308.2	4,959.4
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $0.8, $0.5, $2.0 and $1.8, respectively)	543.1	511.2	1,597.7	1,504.6
Services (including stock-based compensation expense of $0.2, $0.2, $0.7 and $0.6, respectively)	13.6	8.6	39.2	25.1
Depreciation, amortization and accretion	448.9	432.3	1,344.9	1,249.8
Selling, general, administrative and development expense (including stock-based compensation expense of $42.8, $23.7, $108.6 and $84.0, respectively)	177.9	148.0	540.7	465.9
Other operating expenses	34.8	19.5	269.6	44.6
Total operating expenses	1,218.3	1,119.6	3,792.1	3,290.0
OPERATING INCOME	567.2	561.1	1,516.1	1,669.4
OTHER INCOME (EXPENSE):
Interest income (expense), TV Azteca (net of interest expense of $0.9, $0.3, $1.2 and $0.9, respectively)	0.6	2.7	(0.1)	8.2
Interest income	10.1	8.4	43.9	26.6
Interest expense	(209.2)	(188.8)	(616.7)	(559.5)
Loss on retirement of long-term obligations	—	(14.2)	—	(69.9)
Other income (expense) (including unrealized foreign currency gains (losses) of $7.4, ($5.3), ($6.8) and $30.4, respectively)	21.1	(1.1)	14.1	39.9
Total other expense	(177.4)	(193.0)	(558.8)	(554.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	389.8	368.1	957.3	1,114.7
Income tax (provision) benefit	(12.5)	(33.4)	14.7	(84.1)
NET INCOME	377.3	334.7	972.0	1,030.6
Net income attributable to noncontrolling interests	(10.4)	(17.4)	(13.2)	(30.2)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	366.9	317.3	958.8	1,000.4
Dividends on preferred stock	—	(18.9)	(9.4)	(68.5)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$366.9	$298.4	$949.4	$931.9
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.83	$0.70	$2.16	$2.18
Diluted net income attributable to American Tower Corporation common stockholders	$0.83	$0.69	$2.15	$2.16
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	440,889	429,281	439,191	427,960
DILUTED	444,121	432,831	442,468	431,319
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.79	$0.66	$2.31	$1.92
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$377.3	$334.7	$972.0	$1,030.6
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, net of tax expense of $0.0 for all periods	0.0	0.0	0.0	(0.3)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax expense of $0.0 for all periods	0.0	0.0	0.2	(0.1)
Adjustment to redeemable noncontrolling interest	—	—	78.8	—
Purchase of noncontrolling interest	—	—	0.5	—
Foreign currency translation adjustments, net of tax expense (benefit) of $1.0, $2.3, ($2.8) and $4.7, respectively	(248.5)	12.6	(957.1)	252.0
Other comprehensive (loss) income	(248.5)	12.6	(877.6)	251.6
Comprehensive income	128.8	347.3	94.4	1,282.2
Comprehensive loss (income) attributable to noncontrolling interests	51.9	(20.2)	146.4	(121.5)
Comprehensive income attributable to American Tower Corporation stockholders	$180.7	$327.1	$240.8	$1,160.7

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$972.0	$1,030.6
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,344.9	1,249.8
Stock-based compensation expense	111.3	86.4
Loss on early retirement of long-term obligations	—	69.9
Other non-cash items reflected in statements of operations	194.5	(6.6)
Increase in net deferred rent balances	(23.9)	(106.0)
Increase in assets	(143.6)	(265.6)
Increase in liabilities	29.9	78.1
Cash provided by operating activities	2,485.1	2,136.6
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(610.4)	(555.0)
Payments for acquisitions, net of cash acquired	(1,437.8)	(956.9)
Proceeds from sale of short-term investments and other non-current assets	1,097.0	10.1
Payments for short-term investments	(1,072.2)	—
Deposits and other	(31.7)	(8.7)
Cash used for investing activities	(2,055.1)	(1,510.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	2,913.3	3,667.0
Proceeds from issuance of senior notes, net	584.9	1,279.4
Proceeds from term loan	1,500.0	—
Proceeds from issuance of securities in securitization transaction	500.0	—
Repayments of notes payable, credit facilities, senior notes, secured debt and capital leases	(4,329.2)	(4,295.7)
(Distributions to) contributions from noncontrolling interest holders, net	(14.3)	264.7
Purchases of common stock	(181.2)	(669.7)
Proceeds from stock options and ESPP	54.1	105.7
Distributions paid on common stock	(975.1)	(789.5)
Distributions paid on preferred stock	(18.9)	(72.5)
Payment for early retirement of long-term obligations	—	(75.3)
Deferred financing costs and other financing activities	(47.4)	(28.0)
Purchase of noncontrolling interest	(20.5)	—
Cash used for financing activities	(34.3)	(613.9)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(57.3)	6.0
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	338.4	18.2
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	954.9	936.5
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,293.3	$954.7
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $24.9 AND $19.8, RESPECTIVELY)	$75.3	$87.7
CASH PAID FOR INTEREST	$640.8	$584.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(22.9)	$21.0
Purchases of property and equipment under capital leases	$39.4	$33.7
Acquisition of Commercialization Rights	$24.8	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2017	6,000	$0.1	1,375	$0.0	429,913	$4.3	(2,810)	$(207.7)	$10,043.5	$(1,999.3)	$(1,077.0)	$212.3	$6,976.2
Stock-based compensation related activity	—	—	—	—	1,942	0.0	—	—	164.4	—	—	—	164.4
Issuance of common stock—stock purchase plan	—	—	—	—	53	0.0	—	—	4.6	—	—	—	4.6
Conversion of preferred stock	(6,000)	(0.1)	0	0.0	5,602	0.1	—	—	(0.0)	—	—	—	0.0
Treasury stock activity	—	—	—	—	—	—	(5,457)	(676.9)	—	—	—	—	(676.9)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.3)	—	—	(0.3)
Reclassification of unrealized gains on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	160.7	—	47.9	208.6
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	314.1	314.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(826.1)	—	(826.1)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(72.5)	—	(72.5)
Net income	—	—	—	—	—	—	—	—	—	—	1,000.4	18.0	1,018.4
BALANCE, SEPTEMBER 30, 2017	—	$—	1,375	$0.0	437,510	$4.4	(8,267)	$(884.6)	$10,212.5	$(1,839.0)	$(975.2)	$591.5	$7,109.6

BALANCE, JANUARY 1, 2018	—	$—	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	—	—	1,236	0.0	—	—	124.5	—	—	—	124.5
Issuance of common stock—stock purchase plan	—	—	—	—	45	0.0	—	—	5.3	—	—	—	5.3
Conversion of preferred stock	—	—	(1,375)	0.0	12,020	0.1	—	—	(0.1)	—	—	—	—
Treasury stock activity	—	—	—	—	—	—	(1,346)	(189.2)	—	—	—	—	(189.2)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income	—	—	—	—	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(797.5)	—	(30.1)	(827.6)
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(16.5)	0.5	—	(4.5)	(20.5)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—	—	—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,024.5)	—	(1,024.5)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	—	—	958.8	27.0	985.8
BALANCE, SEPTEMBER 30, 2018	—	$—	—	$—	451,030	$4.5	(10,255)	$(1,163.2)	$10,310.0	$(2,696.3)	$(1,104.3)	$578.0	$5,928.7

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

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of September 30, 2018, the Company’s REIT-qualified businesses included its U.S. tower leasing business, its operations in Nigeria, most of its operations in Costa Rica and Mexico, a majority of its operations in Germany and a majority of its indoor DAS networks business and services segment.

The accompanying consolidated and condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of September 30, 2018, the Company holds (i) a 51% controlling interest, and MTN Group Limited holds a 49% noncontrolling interest, in each of two joint ventures, one in Ghana and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

one in Uganda, (ii) a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture that primarily consists of operations in Germany and France, (iii) an approximate 81% controlling interest, and South African investors hold an approximate 19% noncontrolling interest, in a subsidiary of the Company in South Africa and (iv) a 63% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

During the nine months ended September 30, 2018, the Company purchased approximately 6% of the interest in a subsidiary of the Company in South Africa from one of its local partners for $20.5 million, which resulted in an increase in the Company’s controlling interest from approximately 75% to approximately 81%. The purchase is reflected in the consolidated statements of equity as a reduction of Additional paid-in capital of $16.5 million, a decrease in Accumulated other comprehensive loss of $0.5 million and a reduction in Noncontrolling interest of $4.5 million.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2017 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, except the adoption of new revenue recognition guidance, as discussed below.

Adoption of Highly Inflationary Accounting in Argentina—The Argentinean economy was deemed to be highly inflationary as of the second quarter of 2018 and, as a result, the Company adopted highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of its subsidiary in Argentina became the U.S. Dollar. All monetary and non-monetary assets and liabilities were remeasured at the U.S. Dollar to Argentinean Peso exchange rate of 1 to 29.4 as of June 30, 2018. These amounts became the new basis for those assets and liabilities as of July 1, 2018. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the historical exchange rate. This change did not have a material impact on the Company’s financial statements as Argentina’s assets and revenue are each less than 1% of consolidated assets and revenue, respectively.

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

Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amount shown in the statement of cash flows is as follows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$1,026.5	$799.5
Restricted cash	266.8	155.2
Total cash and cash equivalents and restricted cash	$1,293.3	$954.7

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan had an interest rate of 13.11%, payable quarterly, which at the time of issuance was determined to be below market and therefore the Company recorded a corresponding discount. The term of the loan was 70 years, and the Company amortized the discount on the loan to Interest income, TV Azteca, net of interest expense on its consolidated statements of operations using the effective interest method over the term of the loan. As of December 31, 2017, the outstanding balance on the loan was $91.8 million, or $82.9 million, net of discount. On September 25, 2018, TV Azteca paid $59.5 million to extinguish this loan and simultaneously restructured its Economic Rights agreement, which the Company estimates has a fair value of $24.8 million.
In exchange for the issuance of the below market interest rate loan described above and the annual payment of $1.5 million to TV Azteca, which the Company accounted for as a capital lease, the Company had the right to market and lease the unused tower space on the broadcast towers (the “Economic Rights”).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

TV Azteca Economic Rights and Commercialization Rights—In conjunction with the note extinguishment described above, the Company restructured the Economic Rights Agreement, as described in note 5 in the 2017 Form 10-K, into a Commercialization Rights agreement. Under this agreement, the Company has the exclusive right to commercialize available space on approximately 190 TV Azteca broadcast towers for the installation, licensing and operation of equipment for wireless telecommunications service, radio and television broadcasting on the towers (the “Commercialization Rights”) until September 2038, during which time the Company is entitled to all revenues derived from the Commercialization Rights. Subsequent to 2038, the Company is required to pay quarterly to TV Azteca a market rate of 25% of the gross revenues associated with the Commercialization Rights, and annually, TV Azteca has the right to repurchase the Commercialization Rights for the then-market price.

As a result of entering into the Commercialization Rights agreement, the obligations under the capital lease were cancelled and the remaining capital lease liability of $14.1 million, the deferred financing costs of $1.5 million, and the net carrying value of the original Economic Rights asset of $3.0 million were written off, which resulted in a gain of $9.7 million which was recorded in Other income (expense).

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

The Company recorded a net reduction to opening Distributions in excess of earnings in its consolidated balance sheet of $38.4 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard. The impact is primarily related to the Company’s site inspection revenue, which is now recognized at the point in time when the inspection service is completed. For the three and nine months ended September 30, 2018, the impact of applying the new standard was a decrease of $0.6 million and an increase of $4.9 million, respectively.

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
Non-lease revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 14 to the consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A summary of non-lease revenue disaggregated by source and geography is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended September 30, 2018	U.S.	Asia	EMEA	Latin America	Total
Power and fuel pass-through revenue	$—	$120.2	$34.3	$3.8	$158.3
Other non-lease revenue	66.7	1.6	0.4	23.6	92.3
Total non-lease property revenue	$66.7	$121.8	$34.7	$27.4	$250.6
Services revenue	33.9	—	—	—	33.9
Total non-lease revenue	$100.6	$121.8	$34.7	$27.4	$284.5
Property lease revenue	891.0	201.3	131.9	276.8	1,501.0
Total revenue	$991.6	$323.1	$166.6	$304.2	$1,785.5

Nine Months Ended September 30, 2018	U.S.	Asia	EMEA	Latin America	Total
Power and fuel pass-through revenue	$—	$325.9	$102.1	$12.8	$440.8
Other non-lease revenue	203.4	5.0	1.1	71.9	281.4
Total non-lease property revenue	$203.4	$330.9	$103.2	$84.7	$722.2
Services revenue	96.8	—	—	—	96.8
Total non-lease revenue	$300.2	$330.9	$103.2	$84.7	$819.0
Property lease revenue	2,642.7	573.1	404.3	869.1	4,489.2
Total revenue	$2,942.9	$904.0	$507.5	$953.8	$5,308.2

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

Information about receivables, contract assets and contract liabilities from contracts with tenants is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	January 1, 2018	September 30, 2018
Accounts receivable	$222.2	$269.1
Prepaids and other current assets	79.7	134.2
Notes receivable and other non-current assets	24.2	22.0
Unearned revenue	26.6	36.6
Other non-current liabilities	68.5	55.7

The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. The increase in the Unearned revenue for the three and nine months ended September 30, 2018 is due to payments received, offset by $23.6 million and $61.1 million of revenue recognized in the three months and nine months ended September 30, 2018, respectively, that was included in the Unearned revenue balance as of January 1, 2018. There was $0.2 million and $0.4 million of revenue recognized from Other non-current liabilities during the three and nine months ended September 30, 2018, respectively.

The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The decrease in unbilled receivables attributable to revenue recognized during the three and nine months ended September 30, 2018 was $0.4 million and $0.8 million, respectively. The change in contract assets attributable to revenue recognized during each of the three and nine months ended September 30, 2018 was less than $0.1 million.

The Company does not disclose the value of unsatisfied performance obligations for agreements (i) with an original expected length of one year or less or (ii) for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Accounting Standards Updates

Lease Accounting—In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on the accounting for leases. The guidance amends the existing accounting standards for lease accounting, including the requirement that lessees recognize right of use assets and lease liabilities for leases with terms greater than twelve months in the statement of financial position. Under the new guidance, lessor accounting is largely unchanged.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Other Updates

In January 2016, the FASB issued guidance on the recognition and measurement of financial assets and financial liabilities. The guidance amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued guidance on fair value disclosures. The guidance modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Other Disclosure Requirement Updates

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. Among other amendments, the final rule extends to interim periods the annual disclosure requirement of presenting changes in stockholders’ equity and the amount of dividends per share for each class of shares and deletes the provisions of the rules that require the presentation of dividends per share on the face of the income statement for interim periods, moving the required disclosure to the analysis of changes in stockholders’ equity. The final rule will be effective as of November 5, 2018. The Company does not expect these requirements to have a material impact on its financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Unbilled receivables	$149.8	$107.9
Prepaid operating ground leases	150.9	148.6
Prepaid income tax	72.4	136.5
Value added tax and other consumption tax receivables	83.2	64.2
Prepaid assets	47.9	39.6
Other miscellaneous current assets	60.2	71.8
Prepaid and other current assets	$564.4	$568.6

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2018	$3,379.2	$1,095.0	$404.9	$757.3	$2.0	$5,638.4
Additions and adjustments (1)	—	45.0	—	(5.8)	—	39.2
Effect of foreign currency translation	—	(133.3)	(19.9)	(61.0)	—	(214.2)
Balance as of September 30, 2018	$3,379.2	$1,006.7	$385.0	$690.5	$2.0	$5,463.4
___________

(1)	Balances have been revised to reflect purchase accounting measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2018			As of December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (1)	Up to 20	$4,840.2	$(1,669.2)	$3,171.0	$4,858.8	$(1,525.3)	$3,333.5
Acquired tenant-related intangibles	15-20	11,337.5	(3,092.8)	8,244.7	11,150.9	(2,754.7)	8,396.2
Acquired licenses and other intangibles	3-20	79.8	(13.8)	66.0	58.8	(8.1)	50.7
Economic Rights, TV Azteca (2)	70	—	—	—	14.5	(11.6)	2.9
Total other intangible assets		$16,257.5	$(4,775.8)	$11,481.7	$16,083.0	$(4,299.7)	$11,783.3
_______________

(1)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

(2)
As discussed in note 1, in conjunction with the extinguishment of a note from TV Azteca, the Company restructured the Economic Rights Agreement and wrote off the corresponding asset. The intangible asset related to the Commercialization Rights agreement with TV Azteca is included in Acquired licenses and other intangibles.

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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2018, the remaining weighted average amortization period of the Company’s intangible assets was 14 years. Amortization of intangible assets for the three and nine months ended September 30, 2018 was $207.4 million and $615.0 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2017 was $203.6 million and $579.0 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Remainder of 2018 (1)	$514.3
2019	773.6
2020	754.4
2021	738.5
2022	734.4
2023	730.3

(1)	Reflects the revised amortization for the Tata Teleservices Limited (“Tata Teleservices”) tenant-related intangible asset as discussed in note 15. Subsequent periods have been adjusted accordingly.
4.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Accrued property and real estate taxes	$166.5	$154.4
Accrued pass-through costs	74.0	59.7
Payroll and related withholdings	76.1	82.2
Accrued rent	61.6	54.0
Amounts payable to tenants	58.8	60.8
Accrued construction costs	27.0	31.9
Accrued pass-through taxes	5.9	25.3
Accrued treasury stock purchases	8.0	—
Accrued income tax payable	4.7	15.3
Other accrued expenses	380.5	370.7
Total accrued expenses	$863.1	$854.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

5.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	September 30, 2018	December 31, 2017	Maturity Date
2018 Term Loan (1)	$1,499.6	$—	March 29, 2019
2013 Credit Facility (1)	1,855.0	2,075.6	June 28, 2021
2013 Term Loan (1)	995.3	994.5	January 31, 2023
2014 Credit Facility (1)	—	495.0	January 31, 2023
3.40% senior notes	999.9	999.8	February 15, 2019
2.800% senior notes	747.5	746.3	June 1, 2020
5.050% senior notes	698.6	698.0	September 1, 2020
3.300% senior notes	746.9	746.0	February 15, 2021
3.450% senior notes	646.0	645.1	September 15, 2021
5.900% senior notes	498.2	497.8	November 1, 2021
2.250% senior notes	562.2	572.4	January 15, 2022
4.70% senior notes	697.2	696.7	March 15, 2022
3.50% senior notes	992.1	990.9	January 31, 2023
3.000% senior notes	676.1	692.5	June 15, 2023
5.00% senior notes	1,002.2	1,002.4	February 15, 2024
1.375% senior notes	570.5	589.1	April 4, 2025
4.000% senior notes	741.8	741.0	June 1, 2025
4.400% senior notes	496.0	495.6	February 15, 2026
1.950% senior notes	572.7	—	May 22, 2026
3.375% senior notes	986.0	984.8	October 15, 2026
3.125% senior notes	397.3	397.1	January 15, 2027
3.55% senior notes	743.3	742.8	July 15, 2027
3.600% senior notes	691.7	691.1	January 15, 2028
Total American Tower Corporation debt	17,816.1	16,494.5

Series 2013-1A securities (2)	—	499.8	N/A
Series 2013-2A securities (3)	1,293.0	1,291.8	March 15, 2023
Series 2018-1A securities (3)	493.4	—	March 15, 2028
Series 2015-1 notes (4)	348.6	348.0	June 15, 2020
Series 2015-2 notes (5)	520.6	520.1	June 16, 2025
India indebtedness (6)	357.4	512.6	Various
India preference shares (7)	23.0	26.1	March 2, 2020
Shareholder loans (8)	59.3	100.6	Various
Other subsidiary debt (1) (9)	182.5	246.1	Various
Total American Tower subsidiary debt	3,277.8	3,545.1
Other debt, including capital lease obligations	170.3	165.5
Total	21,264.2	20,205.1
Less current portion of long-term obligations	(2,841.3)	(774.8)
Long-term obligations	$18,422.9	$19,430.3
_______________

(1)	Accrues interest at a variable rate.

(2)	Repaid in full on the March 2018 payment date.

(3)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

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

(8)
At December 31, 2017, reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi and the Uganda loan was denominated in Ugandan Shillings. On August 30, 2018, the Company repaid the remaining 127.2 billion UGX ($33.8 million) under the Uganda loan, including principal and accrued unpaid interest. As a result, no amounts were outstanding under the Uganda loan as of September 30, 2018.

(9)
Includes the publicly issued simple debentures issued by BR Towers S.A. (the “Brazil Debentures”) and the Brazil credit facility, which are denominated in Brazilian Reais (“BRL”) and have an original amortization through October 15, 2023 and January 15, 2022, respectively, the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020 and the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021. On October 15, 2018, the Brazil Debentures were repaid in full.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) 14.6 billion INR ($201.0 million) of India indebtedness, (ii) 288.1 million BRL ($72.0 million) of the Brazil Debentures, (iii) $1.5 billion under its unsecured term loan entered into on March 29, 2018 (the “2018 Term Loan”) and (iv) $999.9 million under the 3.40% senior unsecured notes due 2019.

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

Senior Notes
1.950% Senior Notes Offering—On May 22, 2018, the Company completed a registered public offering of 500.0 million Euros (“EUR”) ($589.0 million at the date of issuance) aggregate principal amount of 1.950% senior unsecured notes due 2026 (the “1.950% Notes”). The net proceeds from this offering were approximately 493.2 million EUR (approximately $581.0 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”).

The 1.950% Notes will mature on May 22, 2026 and bear interest at a rate of 1.950% per annum. Accrued and unpaid interest on the 1.950% Notes will be payable in EUR in arrears on May 22 of each year, beginning on May 22, 2019. Interest on the 1.950% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the 1.950% Notes and commenced accruing on May 22, 2018.

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
Under the Loan Agreement, the AMT Asset Subs are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, in certain circumstances, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement, all rental cash receipts received each month are reserved for the succeeding month and held in an account controlled by the trustee and then released. The $63.5 million held in the reserve accounts as of September 30, 2018 is classified as restricted cash on the Company’s accompanying consolidated balance sheet.
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

Bank Facilities

2013 Credit Facility—During the nine months ended September 30, 2018, the Company borrowed an aggregate of $1.8 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. The Company used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

2014 Credit Facility—During the nine months ended September 30, 2018, the Company borrowed an aggregate of $1.1 billion and repaid an aggregate of $1.5 billion of revolving indebtedness under its senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). The Company used the borrowings to repay existing indebtedness, including the Secured Tower Revenue Securities, Series 2013-1A, and for general corporate purposes.

2018 Term Loan—During the nine months ended September 30, 2018, the Company entered into the 2018 Term Loan, the net proceeds of which were used to repay $1.1 billion of outstanding indebtedness under the 2013 Credit Facility and $445.0 million of outstanding indebtedness under the 2014 Credit Facility.
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

As of September 30, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the Company’s unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) and the 2018 Term Loan were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$1,855.0	$3.5	June 28, 2021	(3)	1.125%	0.125%
2014 Credit Facility	$—	$6.2	January 31, 2023	(3)	1.250%	0.150%
2013 Term Loan	$1,000.0	N/A	January 31, 2023		1.250%	N/A
2018 Term Loan	$1,500.0	N/A	March 29, 2019		0.875%	N/A
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2018			December 31, 2017
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$—	$68.2	—	$1.0	—	—
Embedded derivative in lease agreement	—	—	$11.7	—	—	$12.4
Liabilities:
Interest rate swap agreements	—	$55.1	—	—	$29.0	—
Acquisition-related contingent consideration	—	—	$0.9	—	—	$10.1
Fair value of debt related to interest rate swap agreements (2)	$(52.6)	—	—	$(24.5)	—	—
_______________

(1)	Consists of mutual funds with a portfolio duration of approximately 90 days and highly liquid investments with original maturities in excess of three months.

(2)	Included in the carrying values of the corresponding debt obligations.

As of September 30, 2018, the Company had marketable securities with a cost basis of $67.7 million and recognized unrealized gains of $0.5 million on these securities. During the nine months ended September 30, 2018, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2017 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and acquisition-related contingent consideration. The changes in fair value during the nine months ended September 30, 2018 and 2017 were not material to the consolidated financial statements. As of September 30, 2018, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $0.9 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018 or 2017.

On February 28, 2018, one of the Company’s tenants in Asia, Aircel Ltd. (“Aircel”), filed for bankruptcy protection with the National Company Law Tribunal of India. The bankruptcy process is ongoing and the ultimate outcome has yet to be determined. The Company performed an impairment test based on current expectations of the impact of the bankruptcy on projected cash flows for assets related to Aircel. These assets consisted primarily of towers, which typically are assessed on an individual basis, network location intangibles, which relate directly to towers, and tenant-related intangibles. As a result, an impairment of $40.1 million was taken on the tower and network intangible assets. The Company also fully impaired the tenant-related intangible asset for Aircel, which resulted in an impairment of $107.3 million during the nine months ended September 30, 2018.

The Company recorded an additional $29.5 million of impairments on tower and network intangible assets related to other carrier consolidation-driven churn in India during the nine months ended September 30, 2018. All such impairments were recorded in Other operating expenses in the consolidated statements of operations.

In October 2017, one of the Company’s tenants in Asia, Tata Teleservices, informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. The Company considered the developments regarding these events, including ongoing negotiations with Tata Teleservices, when updating its impairment test for the Tata Teleservices tenant relationship, and concluded that there was no impairment because the estimated probability-weighted undiscounted cash flows were in excess of the carrying value of this asset, which was $355.7 million as of September 30, 2018. Developments subsequent to September 30, 2018 are discussed in note 15.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2018 and December 31, 2017 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2018 and December 31, 2017, the carrying value of long-term obligations, including the current portion, was $21.3 billion and $20.2 billion, respectively. As of September 30, 2018, the fair value of long-term obligations, including the current portion, was $21.2 billion, of which $13.5 billion was measured using Level 1 inputs and $7.7 billion was measured using Level 2 inputs. As of December 31, 2017, the fair value of long-term obligations, including the current portion, was $20.6 billion, of which $13.3 billion was measured using Level 1 inputs and $7.3 billion was measured using Level 2 inputs.

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

The decrease in the income tax provision for the three months ended September 30, 2018 was primarily attributable to a decrease in foreign earnings. The change in income tax (provision) benefit for the nine months ended September 30, 2018 was primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in the Company’s Asia property segment. The nine-month period ended September 30, 2017 was favorably impacted by a clarification in income tax law in Ghana.
As of September 30, 2018 and December 31, 2017, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $94.5 million and $105.8 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2018 includes additions to the Company’s existing tax positions of $1.4 million and $5.0 million, respectively, reductions due to foreign currency fluctuations of $2.4 million and $9.9 million, respectively, and the expiration of the statute of limitations and settlements of $0.5 million and $4.8 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2017 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $8.6 million.
The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Penalties and income tax-related interest expense	$1.0	$1.1	$2.7	$3.4
As of September 30, 2018 and December 31, 2017, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets was $27.7 million and $29.0 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

8.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire 10 years from the date of grant. As of September 30, 2018, the Company had the ability to grant stock-based awards with respect to an aggregate of 7.6 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2018 and 2017, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$43.8	$24.4	$111.3	$86.4
Stock-based compensation expense capitalized as property and equipment	$0.6	$0.3	$1.6	$1.3
Stock Options—As of September 30, 2018, total unrecognized compensation expense related to unvested stock options was $6.3 million, which is expected to be recognized over a weighted average period of approximately one year.
The Company’s option activity for the nine months ended September 30, 2018 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2018	5,557,561
Granted	—
Exercised	(707,018)
Forfeited	(23,416)
Expired	—
Outstanding as of September 30, 2018	4,827,127

Restricted Stock Units—As of September 30, 2018, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $129.8 million and is expected to be recognized over a weighted average period of approximately two years.
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2018, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 131,311 PSUs (the “2018 PSUs”), 154,520 PSUs (the “2017 PSUs”) and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2018 PSUs, the 2017 PSUs and the 2016 PSUs, and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2018 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2018 (1)	1,742,725	444,031
Granted (2)	686,789	131,311
Vested (3)	(667,486)	(120,171)
Forfeited	(66,703)	—
Outstanding as of September 30, 2018	1,695,325	455,171
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

On July 26, 2018, the Company changed the vesting terms of the PSU award agreements in the event of a participant’s death, disability or qualified retirement (each as defined in the applicable award agreement) for all plan participants with the exception of the Chief Executive Officer. During the three and nine months ended September 30, 2018, the Company recorded $26.6 million and $41.8 million, respectively, in stock-based compensation expense for equity awards in which the performance goals had been established and were probable of being achieved. These amounts included $19.1 million of compensation that was accelerated due to the changes in vesting terms. The remaining unrecognized compensation expense related to these awards at September 30, 2018 was $10.0 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

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

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited (“Tata Sons”), Tata Teleservices, IDFC Private Equity Fund III (“IDFC”), Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). During the nine months ended September 30, 2018, pursuant to the terms of the Shareholders Agreement, the Company merged its other wholly-owned India subsidiaries into ATC TIPL. As a result, the Company’s controlling interest in ATC TIPL increased from 51% to 63%, which resulted in an increase in the Company’s additional paid-in capital of $28.1 million. Similarly, the noncontrolling interest was reduced from 49% to 37%, and a corresponding adjustment to reduce the redeemable noncontrolling interest value by $28.1 million was recorded during the nine months ended September 30, 2018. In addition, the Company reclassified $78.8 million of previously recorded accumulated other comprehensive loss to additional paid-in capital due to the change in ownership of ATC TIPL.

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

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, and (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Distributions in excess of earnings. Due to the impact of impairment charges on net income, the Company adjusted certain noncontrolling interests, which are subject to minimum redemption values, by $28.6 million for the nine months ended September 30, 2018.

The put options may be exercised, requiring the Company to purchase the Remaining Shareholders’ equity interests, on specified dates beginning April 1, 2018 through March 31, 2021. Developments subsequent to September 30, 2018 are discussed in note 15.

The changes in Redeemable noncontrolling interests for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Balance as of January 1,	$1,126.2	$1,091.3
Net (loss) income attributable to noncontrolling interests	(42.4)	12.2
Adjustment to noncontrolling interest redemption value	28.6	—
Adjustment to noncontrolling interest due to merger	(28.1)	—
Foreign currency translation adjustment attributable to noncontrolling interests	(129.5)	43.4
Balance as of September 30,	$954.8	$1,146.9

10.    EQUITY

Series B Preferred Stock—In March 2015, the Company issued 1,375,000 shares of its 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”). During the nine months ended September 30, 2018, all outstanding shares of the Series B Preferred Stock converted at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into an aggregate of 12,020,064 shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock. The Company paid cash in lieu of fractional shares of the Company’s common stock. These payments were recorded as a reduction to Additional paid-in capital.

On February 15, 2018, the Company paid the final dividend of $18.9 million to holders of the Series B Preferred Stock at the close of business on February 1, 2018.

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the nine months ended September 30, 2018, the Company received an aggregate of $54.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

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

During the nine months ended September 30, 2018, the Company repurchased 1,345,543 shares of its common stock under the 2011 Buyback for an aggregate of $189.2 million (of which $8.0 million was accrued as of September 30, 2018), including commissions and fees. As of September 30, 2018, the Company had repurchased a total of 13,701,597

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

shares of its common stock under the 2011 Buyback for an aggregate of $1.3 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
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

Distributions—During the nine months ended September 30, 2018, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
December 6, 2017	January 16, 2018	December 28, 2017	$0.70	$300.2
March 8, 2018	April 27, 2018	April 11, 2018	$0.75	$331.2
May 24, 2018	July 13, 2018	June 19, 2018	$0.77	$339.8
September 6, 2018	October 17, 2018	September 28, 2018	$0.79	$348.3

Series B Preferred Stock
January 22, 2018	February 15, 2018	February 1, 2018	$13.75	$18.9
_______________

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2018, the amount accrued for distributions payable related to unvested restricted stock units was $11.5 million. During the nine months ended September 30, 2018, the Company paid $4.2 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

11.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (shares in thousands, per share data reflects actual amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to American Tower Corporation stockholders	$366.9	$317.3	$958.8	$1,000.4
Dividends on preferred stock	—	(18.9)	(9.4)	(68.5)
Net income attributable to American Tower Corporation common stockholders	366.9	298.4	949.4	931.9
Basic weighted average common shares outstanding	440,889	429,281	439,191	427,960
Dilutive securities	3,232	3,550	3,277	3,359
Diluted weighted average common shares outstanding	444,121	432,831	442,468	431,319
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.83	$0.70	$2.16	$2.18
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.83	$0.69	$2.15	$2.16

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	3	—	2	3
Stock options	—	—	—	11
Preferred stock	—	11,993	1,947	14,693

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,340 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2018, the Company has purchased an aggregate of 88 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $892.5 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. During the year ended December 31, 2016, the Company exercised the purchase options for 1,523 towers and provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of September 30, 2018, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of September 30, 2018.
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
On December 5, 2016, the Company received an income tax assessment of Essar Telecom Infrastructure Private Limited (“ETIPL”) from the India Income Tax Department (the “Tax Department”) for the fiscal year ending 2008 in the amount of 4.75 billion INR ($69.8 million on the date of assessment) related to capital contributions. The Company challenged the assessment before the Office of Commissioner of Income Tax - Appeals, which ruled in the Company’s favor in January 2018. However, the Tax Department has appealed this ruling at a higher appellate authority. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. Additionally, the assessment was made with respect to transactions that took place in the tax year commencing in 2007, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement of ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010.
Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and generally have initial terms of ten years with multiple renewal terms at the option of the tenant.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at September 30, 2018 were as follows (in billions):

Remainder of 2018 (1)	$1.3
2019	5.0
2020	4.8
2021	4.4
2022	3.5
Thereafter	11.9
Total	$30.9
(1) Does not reflect the impact of the Tata Teleservices settlement as discussed in note 15.

Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to a consumer price index or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the applicable lease.
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at September 30, 2018 are as follows (in billions):

Remainder of 2018	$0.2
2019	0.9
2020	0.9
2021	0.8
2022	0.8
Thereafter	6.8
Total	$10.4
13.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

convert data, retain employees and otherwise enable the Company to operate acquired businesses or assets efficiently. The Company records acquisition and merger related expenses for business combinations, as well as integration costs for all acquisitions, in Other operating expenses in the consolidated statements of operations.

During the three and nine months ended September 30, 2018 and 2017, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acquisition and merger related expenses	$0.9	$4.2	$6.8	$12.3
Integration costs	$9.8	$2.8	$15.0	$11.2

2018 Transactions

The estimated aggregate impact of the acquisitions completed in 2018 on the Company’s revenues and gross margin for the three months ended September 30, 2018 was approximately $81.5 million and $27.4 million, respectively, and for the nine months ended September 30, 2018 was approximately $136.5 million and $47.7 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

Idea Acquisition—On May 31, 2018, the Company acquired 100% of the outstanding shares of Idea Cellular Infrastructure Services Limited, a telecommunications company that owns and operates approximately 9,700 communications sites in India, for total consideration of approximately 42.8 billion INR ($635.5 million at the date of acquisition). This acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the three months ended September 30, 2018, the purchase price was reduced to approximately 42.2 billion INR ($625.9 million at the date of acquisition).

Vodafone Acquisition—On March 31, 2018, the Company acquired approximately 10,200 communications sites from Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”) for an aggregate total purchase price of 38.3 billion INR ($587.9 million at the date of acquisition). Of the aggregate purchase price, $1.1 million is reflected in Accounts payable in the consolidated balance sheet as of September 30, 2018. This acquisition was accounted for as an asset acquisition.

Other Acquisitions—During the nine months ended September 30, 2018, the Company acquired a total of 1,114 communications sites in the United States, Colombia, Mexico, Paraguay and Peru for an aggregate purchase price of $259.2 million. Of the aggregate purchase price, $7.8 million is reflected in Accounts payable in the consolidated balance sheet as of September 30, 2018. These acquisitions were accounted for as asset acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

The following table summarizes the allocations of the purchase prices for the fiscal year 2018 acquisitions based upon their estimated fair value at the date of acquisition:

	Asia
	Idea		Vodafone (1)	Other (2)
	Preliminary Allocation	Updated Allocation
Current assets	$100.7	$82.1	$15.1	$2.8
Non-current assets	2.6	11.6	5.8	4.9
Property and equipment	161.2	161.2	194.6	94.4
Intangible assets (3):
Tenant-related intangible assets	321.2	323.4	309.5	104.2
Network location intangible assets	82.9	83.5	88.5	62.3
Current liabilities	(52.5)	(47.4)	(13.1)	(1.5)
Deferred tax liability	(20.7)	(17.4)	—	—
Other non-current liabilities	(10.5)	(16.1)	(12.5)	(7.9)
Net assets acquired	584.9	580.9	587.9	259.2
Goodwill (4)	50.6	45.0	—	—
Fair value of net assets acquired	635.5	625.9	587.9	259.2
Debt assumed	—	—	—	—
Purchase price	$635.5	$625.9	$587.9	$259.2
_______________

(1)	Includes $1.3 million in acquisition and merger related expenses that were capitalized as part of the purchase price.

(2)	Includes 99 sites in Peru held pursuant to long-term capital leases.

(3)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(4)	The Company expects the majority of goodwill to be deductible for tax purposes.

2017 Transactions
During the nine months ended September 30, 2018, post-closing adjustments impacted the following acquisition completed in 2017:
Mexico Acquisition—On November 17, 2017, the Company acquired 100% of the outstanding shares of entities holding urban telecommunications assets in Mexico, including more than 50,000 concrete poles and approximately 2,100 route miles of fiber, for total initial consideration of $505.8 million, including value-added tax. During the nine months ended September 30, 2018, the purchase price was reduced to $499.7 million.

The following table summarizes the preliminary and updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pro forma revenues	$1,786.7	$1,791.1	$5,416.8	$5,292.4
Pro forma net income attributable to American Tower Corporation common stockholders	$366.6	$294.4	$947.4	$917.2
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.83	$0.69	$2.16	$2.14
Diluted net income attributable to American Tower Corporation common stockholders	$0.83	$0.68	$2.14	$2.13

Other Signed Acquisitions

Kenya Acquisition—On April 3, 2018, the Company, through its recently formed Kenyan subsidiary, entered into a definitive agreement to acquire over 700 communications sites in Kenya. The transaction closed on October 1, 2018 (see note 15).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Cemig Acquisition—On August 24, 2018, the Company, through one of its Brazilian subsidiaries, entered into a definitive agreement with Cia Energetica de Minas Gerais SA (“Cemig”), pursuant to which it may acquire a portfolio of fiber assets and the right to use certain telecommunication poles in Brazil for total consideration of approximately 571.0 million Brazilian Reais ($138.9 million at the date of signing). The transaction is expected to close in the fourth quarter of 2018, subject to customary closing conditions. The purchase price was held in escrow as of September 30, 2018 and is reported within Restricted cash.

14.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of September 30, 2018, consisted of the following:

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
The accounting policies applied in compiling segment information below are similar to those described in note 1 in the 2017 form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, the Latin America property segment gross margin and segment operating profit also include Interest income (expense), TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$957.7	$323.1	$166.6	$304.2	$1,751.6	$33.9		$1,785.5
Segment operating expenses (1)	193.3	194.7	57.5	96.8	542.3	13.4		555.7
Interest income, TV Azteca, net	—	—	—	0.6	0.6	—		0.6
Segment gross margin	764.4	128.4	109.1	208.0	1,209.9	20.5		1,230.4
Segment selling, general, administrative and development expense (1)	37.9	13.5	16.2	20.7	88.3	6.3		94.6
Segment operating profit	$726.5	$114.9	$92.9	$187.3	$1,121.6	$14.2		$1,135.8
Stock-based compensation expense							$43.8	43.8
Other selling, general, administrative and development expense							40.5	40.5
Depreciation, amortization and accretion							448.9	448.9
Other expense (2)							212.8	212.8
Income from continuing operations before income taxes								$389.8
Total assets	$18,664.5	$5,093.7	$3,272.7	$5,677.5	$32,708.4	$50.6	$318.2	$33,077.2
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.0 million and $42.8 million, respectively.

(2)	Primarily includes interest expense and $1.8 million in impairment charges.

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2017	U.S.	Asia	EMEA	Latin America
Segment revenues	$904.2	$297.5	$155.5	$298.2	$1,655.4	$25.3		$1,680.7
Segment operating expenses (1)	187.6	164.9	59.9	98.3	510.7	8.4		519.1
Interest income, TV Azteca, net	—	—	—	2.7	2.7	—		2.7
Segment gross margin	716.6	132.6	95.6	202.6	1,147.4	16.9		1,164.3
Segment selling, general, administrative and development expense (1)	41.4	12.4	15.2	18.6	87.6	3.6		91.2
Segment operating profit	$675.2	$120.2	$80.4	$184.0	$1,059.8	$13.3		$1,073.1
Stock-based compensation expense							$24.4	24.4
Other selling, general, administrative and development expense							33.1	33.1
Depreciation, amortization and accretion							432.3	432.3
Other expense (2)							215.2	215.2
Income from continuing operations before income taxes								$368.1
Total assets	$18,639.0	$4,851.5	$3,137.6	$5,391.3	$32,019.4	$47.9	$252.0	$32,319.3
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $23.7 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$2,846.1	$904.0	$507.5	$953.8	$5,211.4	$96.8		$5,308.2
Segment operating expenses (1)	578.4	532.7	175.1	309.5	1,595.7	38.5		1,634.2
Interest expense, TV Azteca, net	—	—	—	(0.1)	(0.1)	—		(0.1)
Segment gross margin	2,267.7	371.3	332.4	644.2	3,615.6	58.3		3,673.9
Segment selling, general, administrative and development expense (1)	117.1	72.8	50.6	64.4	304.9	12.7		317.6
Segment operating profit	$2,150.6	$298.5	$281.8	$579.8	$3,310.7	$45.6		$3,356.3
Stock-based compensation expense							$111.3	111.3
Other selling, general, administrative and development expense							114.5	114.5
Depreciation, amortization and accretion							1,344.9	1,344.9
Other expense (2)							828.3	828.3
Income from continuing operations before income taxes								$957.3
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.7 million and $108.6 million, respectively.

(2)	Primarily includes interest expense and $182.4 million in impairment charges.

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2017	U.S.	Asia	EMEA	Latin America
Segment revenues	$2,693.4	$867.6	$465.5	$861.1	$4,887.6	$71.8		$4,959.4
Segment operating expenses (1)	552.6	482.3	180.4	287.5	1,502.8	24.5		1,527.3
Interest income, TV Azteca, net	—	—	—	8.2	8.2	—		8.2
Segment gross margin	2,140.8	385.3	285.1	581.8	3,393.0	47.3		3,440.3
Segment selling, general, administrative and development expense (1)	112.3	49.5	49.6	56.6	268.0	10.2		278.2
Segment operating profit	$2,028.5	$335.8	$235.5	$525.2	$3,125.0	$37.1		$3,162.1
Stock-based compensation expense							$86.4	86.4
Other selling, general, administrative and development expense							103.7	103.7
Depreciation, amortization and accretion							1,249.8	1,249.8
Other expense (2)							607.5	607.5
Income from continuing operations before income taxes								$1,114.7
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.4 million and $84.0 million, respectively.

(2)	Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

15.    SUBSEQUENT EVENTS

Kenya Acquisition—On October 1, 2018, the Company acquired over 700 sites in Kenya for total consideration of $171.6 million, including value added tax, a portion of which was paid in cash and a portion of which will be paid in future installments subject to the satisfaction of specified conditions. A preliminary purchase price allocation is not available due to the timing of the closing.

Tata Teleservices Agreements—On October 23, 2018, the Company entered into agreements with Tata Teleservices and related entities for a settlement and release of certain contractual lease obligations effective November 1, 2018. As part of the arrangement, the Company will receive an upfront one-time INR-denominated cash payment equal to approximately $320.0 million for the termination of lease obligations with Tata Teleservices in India. In addition, the Company entered into new leasing arrangements with a number of Tata-affiliated entities. The Company expects the net impact of these two transactions to represent an approximate 80% reduction in the contracted tenant revenues generated from the terminated leases. In connection with the acceleration of the contractual arrangements, the Company will also revise the amortization of its tenant-related intangible asset with Tata Teleservices.
Exercise of Put Options— Tata Teleservices delivered to the Company notice of exercise of their put options under the Shareholders Agreement with respect to 50% of their combined holdings with Tata Sons of ATC TIPL. Additionally, IDFC delivered notice to the Company of exercise of its put option under the Shareholders Agreement with respect of 100% of its holdings of ATC TIPL. The Company expects to complete the redemption of the put shares, subject to regulatory approval, for total consideration of INR 29.4 billion (approximately $400.0 million) in the first quarter of 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the nine months ended September 30, 2018 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment. In October 2018, we expanded into a new market through our acquisition of communications sites in Kenya.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2018:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	24,305	15,975	388
Asia:
India	75,355	—	1,057
EMEA:
France	2,173	307	10
Germany	2,209	—	—
Ghana	2,270	—	24
Nigeria	4,758	—	—
South Africa (2)	2,608	—	—
Uganda	1,508
EMEA total	15,526	307	34
Latin America:
Argentina (3)	14	—	1
Brazil	16,580	2,257	88
Chile	1,297	—	12
Colombia	4,093	777	1
Costa Rica	517	—	2
Mexico (4)	9,019	186	84
Paraguay	1,276	—	—
Peru	747	226	—
Latin America total	33,543	3,446	188
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In South Africa, we also own fiber.

(3)	In Argentina, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.

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

In most of our markets, our tenant leases with wireless carriers have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and nine months ended September 30, 2018 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2018, we expect to generate nearly $31 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting and the settlement discussed below. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, historically has not had a material adverse effect on the revenues generated by our property operations. This was again the case during the nine months ended September 30, 2018, in which loss of tenant billings from tenant lease cancellations, non-renewal or renegotiations represented approximately 3% of our tenant billings.

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

In October 2018, we entered into agreements with one of our tenants in India, Tata Teleservices Limited and related entities (collectively, “Tata”), for a settlement and release of certain contractual lease obligations of Tata.

For the nine months ended September 30, 2018, carrier consolidation-driven churn in India negatively impacted our consolidated property revenue by $109.8 million, including approximately $40.5 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $66.0 million. We have also recorded impairment charges of $176.9 million, primarily as a result of Aircel Ltd.’s (“Aircel”) filing for bankruptcy protection in February 2018. For the full year ending December 31, 2018, after taking into account an additional $20.0 million in churn as a result of the settlement with Tata, we expect carrier consolidation-driven churn in India to negatively impact our consolidated property revenue by approximately $200.0 million, including approximately $60.0 million in pass-through revenue, and our operating profit by approximately $135.0 million.

The effects of carrier consolidation-driven churn described above are expected to be more than offset by the impact of the settlement payment from Tata in the fourth quarter of 2018, which we anticipate will result in a positive impact to property revenue and operating profit of $320.0 million.

On a net basis, carrier consolidation-driven churn and our settlement with Tata are expected to positively impact our full year 2018 consolidated property revenue by $120.0 million and our full year 2018 operating profit by $185.0 million. We expect the balance of the anticipated churn related to the settlement agreement with Tata of approximately $100.0 million to occur in 2019.
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

•
Next generation technologies requiring wireless connectivity have the potential to provide incremental revenue opportunities for us. These technologies may include autonomous vehicle networks and a number of other internet-of-things, or IoT, applications, as well as other potential use cases for wireless services.

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

In emerging markets, such as Ghana, India, Kenya, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, while advanced device penetration remains low. In more developed urban locations within these markets, data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.

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

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will ultimately be replicated in our less advanced international markets. As a result, we expect to be able to leverage our extensive international portfolio of approximately 129,500 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

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

Results of Operations
Three and Nine Months Ended September 30, 2018 and 2017
(in millions, except percentages)

We are now disclosing our results in millions rather than thousands and, as a result, certain rounding adjustments have been made to prior-period amounts.

Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$957.7	$904.2	6%	$2,846.1	$2,693.4	6%
Asia	323.1	297.5	9	904.0	867.6	4
EMEA	166.6	155.5	7	507.5	465.5	9
Latin America	304.2	298.2	2	953.8	861.1	11
Total property	1,751.6	1,655.4	6	5,211.4	4,887.6	7
Services	33.9	25.3	34	96.8	71.8	35
Total revenues	$1,785.5	$1,680.7	6%	$5,308.2	$4,959.4	7%

Three Months Ended September 30, 2018

U.S. property segment revenue growth of $53.5 million was attributable to:

•	Tenant billings growth of $67.5 million, which was driven by:

•	$49.6 million due to colocations and amendments;

•	$13.7 million from contractual escalations, net of churn; and

•	$5.5 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $1.3 million from other tenant billings; and

•	A decrease of $14.0 million in other revenue, which includes a $20.6 million decrease due to straight-line accounting.

Asia property segment revenue growth of $25.6 million was attributable to:

•	Tenant billings growth of $24.1 million, which was driven by:

•
$46.0 million generated from newly acquired or constructed sites, including $44.6 million from the transactions with Vodafone India Limited and Vodafone Mobile Services Limited (the “Vodafone Acquisition”) and Idea Cellular Limited (the “Idea Acquisition”);

•	$12.2 million due to colocations and amendments; and

•	$0.1 million from other tenant billings;

•	Partially offset by a decrease of $34.2 million resulting from churn in excess of contractual escalations, including $31.0 million due to carrier consolidation-driven churn in India;

•	Pass-through revenue growth of $21.4 million; and

•	An increase of $7.6 million in other revenue, primarily due to a decrease in revenue reserves.

Segment revenue growth was partially offset by a decrease of $27.5 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupees (“INR”).

In the fourth quarter of 2018, we expect the net impact of our settlement agreements with Tata to contribute $300.0 million to property revenue, as a result of the approximately $320.0 million cash payment, partially offset by incremental churn, the impact of straight-line accounting and other amounts directly related to the agreements.

EMEA property segment revenue growth of $11.1 million was attributable to:

•	Tenant billings growth of $9.3 million, which was driven by:

•	$4.4 million due to colocations and amendments;

•	$3.3 million from contractual escalations, net of churn;

•	$1.2 million generated from newly acquired or constructed sites; and

•	$0.4 million from other tenant billings;

•	An increase of $2.5 million in other revenue; and

•	Pass-through revenue growth of $6.0 million.

Segment revenue growth was partially offset by a decrease of $6.7 million attributable to the negative impact of foreign currency translation, which included, among others, $2.6 million related to fluctuations in Ghanaian Cedi (“GHS”), $1.8 million related to fluctuations in South African Rand (“ZAR”) and $1.4 million related to fluctuations in the Nigerian Naira (“NGN”).

Latin America property segment revenue growth of $6.0 million was attributable to:

•	Tenant billings growth of $30.6 million, which was driven by:

•	$11.6 million due to colocations and amendments;

•	$9.3 million from contractual escalations, net of churn;

•	$6.8 million generated from newly acquired or constructed sites; and

•	$2.9 million from other tenant billings;

•	Pass-through revenue growth of $5.9 million; and

•	An increase of $13.6 million in other revenue, due to $16.9 million from our newly acquired fiber business, partially offset by a decrease of $3.3 million in other revenue.

Segment revenue growth was partially offset by a decrease of $44.1 million attributable to the negative impact of foreign currency translation, which included, among others, $33.1 million related to fluctuations in Brazilian Real (“BRL”), $7.2 million related to fluctuations in Mexican Peso (“MXN”) and $3.4 million related to fluctuations in Argentinean Peso (“ARS”).

The increase in services segment revenue of $8.6 million was primarily attributable to an increase in site acquisition projects.

Nine Months Ended September 30, 2018
U.S. property segment revenue growth of $152.7 million was attributable to:

•	Tenant billings growth of $193.9 million, which was driven by:

•	$133.5 million due to colocations and amendments;

•	$44.9 million from contractual escalations, net of churn; and

•	$19.1 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $3.6 million from other tenant billings; and

•	A decrease of $41.2 million in other revenue, which includes a $69.3 million decrease due to straight-line accounting.

Asia property segment revenue growth of $36.4 million was attributable to:

•	Tenant billings growth of $29.6 million, which was driven by:

•	$77.6 million generated from newly acquired or constructed sites, including $73.4 million from the Vodafone Acquisition and the Idea Acquisition.

•	$35.0 million due to colocations and amendments; and

•	$0.2 million from other tenant billings;

•	Partially offset by a decrease of $83.2 million resulting from churn in excess of contractual escalations, including $69.8 million due to carrier consolidation-driven churn in India;

•	Pass-through revenue growth of $29.9 million; and

•	An increase of $3.4 million in other revenue.

Segment revenue growth was partially offset by a decrease of $26.5 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $42.0 million was attributable to:

•	Tenant billings growth of $32.9 million, which was driven by:

•	$12.4 million due to colocations and amendments;

•	$11.6 million from contractual escalations, net of churn;

•	$8.2 million generated from newly acquired or constructed sites, primarily due to the acquisition of FPS Towers in France through our European joint venture (the “FPS Acquisition”); and

•	$0.7 million from other tenant billings;

•	An increase of $8.3 million in other revenue; and

•	Pass-through revenue growth of $4.3 million.

Segment growth was partially offset by a decrease of $3.5 million attributable to the negative impact of foreign currency translation, which included, among others, $8.2 million related to fluctuations in NGN and $4.7 million related to fluctuations in GHS, and was partially offset by an increase of $7.2 million related to fluctuations in the Euro (“EUR”) and $3.0 million related to fluctuations in ZAR.

Latin America property segment revenue growth of $92.7 million was attributable to:

•	Tenant billings growth of $91.3 million, which was driven by:

•	$37.5 million due to colocations and amendments;

•	$26.7 million from contractual escalations, net of churn;

•	$20.5 million generated from newly acquired or constructed sites; and

•	$6.6 million from other tenant billings;

•	Pass-through revenue growth of $20.5 million; and

•
An increase of $42.4 million in other revenue, due in part to $46.6 million from our newly acquired fiber business and a $6.0 million reduction in revenue reserves from a settlement related to the judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $61.5 million attributable to the negative impact of foreign currency translation, which included, among others, $54.4 million related to fluctuations in BRL, $7.4 million related to fluctuations in ARS and $2.5 million related to fluctuations in MXN.

The increase in services segment revenue of $25.0 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$764.4	$716.6	7%	$2,267.7	$2,140.8	6%
Asia	128.4	132.6	(3)	371.3	385.3	(4)
EMEA	109.1	95.6	14	332.4	285.1	17
Latin America	208.0	202.6	3	644.2	581.8	11
Total property	1,209.9	1,147.4	5	3,615.6	3,393.0	7
Services	20.5	16.9	21%	58.3	47.3	23%

Three Months Ended September 30, 2018

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.7 million.

•
As discussed above, Asia property segment gross margin was negatively impacted by carrier consolidation-driven churn. The decrease was also due to an increase in direct expenses of $46.4 million as a result of the Vodafone Acquisition and the Idea Acquisition, partially offset by the increase in revenue described above and a benefit of $16.6 million attributable to the impact of foreign currency translation on direct expenses.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $3.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $0.9 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $14.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $12.8 million and a reduction of $2.1 million in interest income related to TV Azteca.

•	The increase in services segment gross margin was primarily due to an increase in revenue, as described above.

Nine Months Ended September 30, 2018

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $25.8 million.

•
As discussed above, Asia property segment gross margin was negatively impacted by carrier consolidation-driven churn. The decrease was also due to an increase in direct expenses of $66.6 million, primarily due to the Vodafone Acquisition and the Idea Acquisition, partially offset by the increase in revenue described above and a benefit of $16.2 million attributable to the impact of foreign currency translation on direct expenses.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $7.1 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $1.8 million.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $20.6 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $42.6 million and a reduction of $8.3 million in interest income related to TV Azteca.

•	The increase in services segment gross margin was primarily due to an increase in revenue, as described above.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$37.9	$41.4	(8)%	$117.1	$112.3	4%
Asia	13.5	12.4	9	72.8	49.5	47
EMEA	16.2	15.2	7	50.6	49.6	2
Latin America	20.7	18.6	11	64.4	56.6	14
Total property	88.3	87.6	1	304.9	268.0	14
Services	6.3	3.6	75	12.7	10.2	25
Other	83.3	56.8	47	223.1	187.7	19
Total selling, general, administrative and development expense	$177.9	$148.0	20%	$540.7	$465.9	16%

Three Months Ended September 30, 2018

•	The decrease in our U.S. property segment SG&A was primarily driven by a decrease in costs associated with site development activities.

•	The increases in our Asia and EMEA property segment SG&A were primarily driven by increases in bad debt expense.

•	The increase in our Latin America property segment SG&A was primarily driven by an increase in personnel costs.

•	The increase in our services segment SG&A was primarily attributable to an increase in personnel costs within our tower services group.

•
The increase in other SG&A was primarily attributable to a $19.1 million increase in stock-based compensation expense due to the acceleration of expense associated with amendments to existing grants as well as an increase in corporate SG&A.

Nine Months Ended September 30, 2018

•
The increases in each of our U.S., EMEA and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisition of urban telecommunications assets in our Latin America property segment. The increase in our U.S. property segment was also attributable to an increase in project costs.

•	The increase in our Asia property segment SG&A was primarily driven by an increase in bad debt expense of $26.4 million as a result of receivable reserves with certain tenants, including Aircel.

•	The increase in our services segment SG&A was primarily attributable to an increase in the allocation of personnel costs to our tower services group.

•
The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $24.6 million, principally due to the acceleration of expense associated with amendments to existing grants, and an increase in corporate SG&A.

Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Property
U.S.	$726.5	$675.2	8%	$2,150.6	$2,028.5	6%
Asia	114.9	120.2	(4)	298.5	335.8	(11)
EMEA	92.9	80.4	16	281.8	235.5	20
Latin America	187.3	184.0	2	579.8	525.2	10
Total property	1,121.6	1,059.8	6	3,310.7	3,125.0	6
Services	14.2	13.3	7%	45.6	37.1	23%

•
The increases in operating profit for the three and nine months ended September 30, 2018 for each of our U.S., EMEA and Latin America property segments, as well as our services segment, were primarily attributable to an increase in our segment gross margin.

•
The decreases in operating profit for the three and nine months ended September 30, 2018 in our Asia property segment were attributable to increases in our segment SG&A, which were primarily driven by $3.0 million and $26.4 million increases in bad debt expense, respectively, and decreases in our segment gross margin.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Depreciation, amortization and accretion	$448.9	$432.3	4%	$1,344.9	$1,249.8	8%

The increases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2018 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in increases in property and equipment and intangible assets subject to amortization.

We expect amortization expense to increase by approximately $312.0 million in the fourth quarter of 2018 as a result of revised amortization of tenant-related intangibles in India.

Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Other operating expenses	$34.8	$19.5	78%	$269.6	$44.6	504%

The increase in other operating expenses for the three months ended September 30, 2018 was primarily attributable to an increase of $9.7 million in losses on sales or disposals of assets and impairment charges and an increase in acquisition-related expenses of $3.7 million.

The increase in other operating expenses for the nine months ended September 30, 2018 was primarily attributable to an increase in impairment charges of $180.2 million and an increase of $33.0 million in losses on sales or disposals of assets. The impairment charges included $69.6 million related to tower and network intangible assets and $107.3 million related to tenant-related intangible assets in our Asia property segment due to Aircel’s filing for bankruptcy protection and other carrier consolidation-driven churn in India. The increase was also attributable to the nonrecurrence of a $22.2 million refund of acquisition costs recorded in the prior-year period related to an acquisition in Brazil, partially offset by $10.0 million to fund our charitable foundation in the prior-year period.

Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Total other expense	$177.4	$193.0	(8)%	$558.8	$554.7	1%

The decrease in total other expense during the three months ended September 30, 2018 was primarily due to an increase in other income of $15.7 principally due to the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca, S.A. de C.V. (“TV Azteca”) (as described in note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), a loss on retirement of long-term obligations of $14.2 million recorded in the prior-year period primarily attributable to the redemption of the 4.500% senior unsecured notes due 2018 and foreign currency gains of $2.2 million in the current period, compared to foreign currency losses of $4.3 million in the prior-year period. These were partially offset by incremental interest expense of $20.4 million due to a $2.0 billion increase in our average debt outstanding.

The increase in total other expense during the nine months ended September 30, 2018 was primarily due to additional interest expense of $57.2 million due to a $2.2 billion increase in our average debt outstanding and foreign currency losses of $14.9 million in the current period, compared to foreign currency gains of $30.7 million in the prior-year period. The increase was partially offset by (i) the nonrecurrence of a loss on retirement of long-term obligations of $69.9 million recorded in the prior-year period attributable to the redemption of the 7.25% senior unsecured notes due 2019 and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F and (ii) an increase in other income of $19.8 primarily due to the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca.

Income Tax Provision (Benefit)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Income tax provision (benefit)	$12.5	$33.4	(63)%	$(14.7)	$84.1	(117)%
Effective tax rate	3.2%	9.1%		(1.5)%	7.5%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2018 and 2017 differs from the federal statutory rate.

The decrease in the income tax provision for the three months ended September 30, 2018 was primarily attributable a decrease in foreign earnings. The change in the income tax provision (benefit) for the nine months ended September 30, 2018 was primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in our Asia property segment offset by the nonrecurrence of prior-year benefit from a clarification in income tax law in Ghana.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Net income	$377.3	$334.7	13%	$972.0	$1,030.6	(6)%
Income tax provision (benefit)	12.5	33.4	(63)	(14.7)	84.1	(117)
Other (income) expense	(21.1)	1.1	(2,018)	(14.1)	(39.9)	(65)
Loss on retirement of long-term obligations	—	14.2	(100)	—	69.9	(100)
Interest expense	209.2	188.8	11	616.7	559.5	10
Interest income	(10.1)	(8.4)	20	(43.9)	(26.6)	65
Other operating expenses	34.8	19.5	78	269.6	44.6	504
Depreciation, amortization and accretion	448.9	432.3	4	1,344.9	1,249.8	8
Stock-based compensation expense	43.8	24.4	80	111.3	86.4	29
Adjusted EBITDA	$1,095.3	$1,040.0	5%	$3,241.8	$3,058.4	6%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2018	2017		2018	2017
Net income	$377.3	$334.7	13%	$972.0	$1,030.6	(6)%
Real estate related depreciation, amortization and accretion	399.7	387.1	3	1,197.1	1,117.6	7
Losses from sale or disposal of real estate and real estate related impairment charges	22.5	12.9	74	245.5	32.6	653
Dividends on preferred stock	—	(18.9)	(100)	(9.4)	(68.5)	(86)
Adjustments for unconsolidated affiliates and noncontrolling interests	(51.1)	(47.8)	7	(198.2)	(130.7)	52
Nareit FFO attributable to American Tower Corporation common stockholders	$748.4	$668.0	12%	$2,207.0	$1,981.6	11%
Straight-line revenue	(25.4)	(48.6)	(48)	(70.7)	(151.4)	(53)
Straight-line expense	12.1	14.1	(14)	46.7	45.4	3
Stock-based compensation expense	43.8	24.4	80	111.3	86.4	29
Deferred portion of income tax (1)	(18.2)	6.1	(398)	(90.0)	(3.6)	2,400
Non-real estate related depreciation, amortization and accretion	49.2	45.2	9	147.8	132.2	12
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	3.6	7.2	(50)	12.6	21.4	(41)
Other (income) expense (2)	(21.1)	1.1	(2,018)	(14.1)	(39.9)	(65)
Loss on retirement of long-term obligations	—	14.2	(100)	—	69.9	(100)
Other operating expense (3)	12.3	6.8	81	24.1	12.0	101
Capital improvement capital expenditures	(32.0)	(32.6)	(2)	(93.3)	(77.9)	20
Corporate capital expenditures	(2.4)	(5.7)	(58)	(7.1)	(12.4)	(43)
Adjustments for unconsolidated affiliates and noncontrolling interests	51.1	47.8	7	198.2	130.7	52
Consolidated AFFO	$821.4	$748.0	10%	$2,472.5	$2,194.4	13%
Adjustments for unconsolidated affiliates and noncontrolling interests (4)	(41.8)	(43.3)	(3)%	(158.9)	(128.0)	24%
AFFO attributable to American Tower Corporation common stockholders	$779.6	$704.7	11%	$2,313.6	$2,066.4	12%
_______________

(1)
For the nine months ended September 30, 2018, amount includes a tax benefit primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in our Asia property segment.

(2)	Includes unrealized (gains) losses on foreign currency exchange rate fluctuations of ($7.4 million), $5.3 million, $6.8 million and ($30.4 million), respectively.

(3)	Includes integration and acquisition-related costs.

(4)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Three Months Ended September 30, 2018
The increase in net income was primarily attributable to an increase in our operating profit and a decrease in our other expenses primarily due to the write-off of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca and the absence of a loss on retirement of long-term obligations of $14.2 million recorded in the prior-year period, partially offset by increases in interest expense and depreciation, amortization and accretion expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $10.8 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by an increase in cash paid for interest.

We expect our agreement with Tata to result in increases in Adjusted EBITDA and AFFO in the fourth quarter of 2018 of $300.0 million and $250.0 million, respectively. We do not expect the impact to net income to be material.

Nine Months Ended September 30, 2018
The decrease in net income was primarily due to an increase in other operating expenses, primarily related to an increase in impairment charges of $180.2 million, and increases in depreciation, amortization and accretion expense and interest expense, partially offset by an increase in our operating profit, the change in the income tax provision (benefit) and the nonrecurrence of a loss on retirement of long-term obligations of $69.9 million recorded in the prior-year period.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $50.2 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by increases in cash paid for interest and corporate SG&A.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2018 the “Liquidity and Capital Resources” section of the 2017 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2018
Available under the 2013 Credit Facility	$895.0
Available under the 2014 Credit Facility	2,000.0
Letters of credit	(9.7)
Total available under credit facilities, net	2,885.3
Cash and cash equivalents	1,026.5
Total liquidity	$3,911.8
Subsequent to September 30, 2018, we borrowed an additional $350.0 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), which we used for general corporate purposes.
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used for):
Operating activities	$2,485.1	$2,136.6
Investing activities	(2,055.1)	(1,510.5)
Financing activities	(34.3)	(613.9)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(57.3)	6.0
Net increase in cash and cash equivalents, and restricted cash	$338.4	$18.2
We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended. We may also repay or repurchase our existing indebtedness or equity from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions. Two of our minority holders in India have exercised their put options with respect to shares in our Indian subsidiary, ATC Telecom Infrastructure Private Limited (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Accordingly, we expect to pay an amount equivalent to approximately $400.0 million to redeem the put shares in the first quarter of 2019.
As of September 30, 2018, we had total outstanding principal indebtedness of $21.4 billion, with a current portion of $2.8 billion. During the nine months ended September 30, 2018, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2018, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of September 30, 2018, we had $899.0 million of cash and cash equivalents held by our foreign subsidiaries, of which $339.7 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the nine months ended September 30, 2018 was attributable to an increase in the operating profit of most of our property segments, a decrease in the impact of straight-line revenue and an increase in interest income, partially offset by an increase in cash used for working capital.

Cash Flows from Investing Activities

Our significant investing activities during the nine months ended September 30, 2018 are highlighted below:

•	We spent $1,437.8 million for acquisitions, primarily to fund the Vodafone Acquisition and the Idea Acquisition.

•	We spent $626.4 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$175.6
Ground lease purchases	116.7
Capital improvements and corporate expenditures (2)	100.4
Redevelopment	160.4
Start-up capital projects	73.3
Total capital expenditures (3)	$626.4
_______________

(1)	Includes the construction of 1,468 communications sites globally.

(2)
Includes $22.4 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, secured debt and capital leases in the cash flow from financing activities in our condensed consolidated statements of cash flows.

(3)	Net of purchase credits of $6.4 million on certain assets, which are reported in investing activities in our condensed consolidated statements of cash flows.

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

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2018	2017
Proceeds from issuance of senior notes, net	$584.9	$1,279.4
(Repayments of) proceeds from credit facilities, net	(715.9)	1,073.6
Proceeds from term loan	1,500.0	—
Proceeds from issuance of securities in securitization transaction	500.0	—
Repayments of securitized debt	(500.0)	(302.5)
Repayment of senior notes	—	(1,300.0)
(Distributions to) contributions from noncontrolling interest holders, net (1)	(14.3)	264.7
Distributions paid on common and preferred stock	(994.0)	(862.0)
Purchases of common stock	(181.2)	(669.7)
_______________
(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Senior Notes
1.950% Senior Notes Offering—On May 22, 2018, we completed a registered public offering of 500.0 million EUR ($589.0 million at the date of issuance) aggregate principal amount of 1.950% senior unsecured notes due 2026 (the “1.950% Notes”). The net proceeds from this offering were approximately 493.2 million EUR (approximately $581.0 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

The 1.950% Notes will mature on May 22, 2026 and bear interest at a rate of 1.950% per annum. Accrued and unpaid interest on the 1.950% Notes will be payable in EUR in arrears on May 22 of each year, beginning on May 22, 2019. Interest on the 1.950% Notes will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the 1.950% Notes and commenced accruing on May 22, 2018.

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

Bank Facilities

2013 Credit Facility. During the nine months ended September 30, 2018, we borrowed an aggregate of $1.8 billion and repaid an aggregate of $2.0 billion of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the nine months ended September 30, 2018, we borrowed an aggregate of $1.1 billion and repaid an aggregate of $1.5 billion of revolving indebtedness under the 2014 Credit Facility. We used the borrowings to repay existing indebtedness, including the Series 2013-1A Securities, and for general corporate purposes. We currently have $6.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

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

As of September 30, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2013 Credit Facility	$1,855.0	June 28, 2021	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2014 Credit Facility	$—	January 31, 2023	(3)	1.000% - 2.000%	0.000% - 1.000%	1.250% and 0.250%
2013 Term Loan	$1,000.0	January 31, 2023		1.000% - 2.000%	0.000% - 1.000%	1.250% and 0.250%
2018 Term Loan	$1,500.0	March 29, 2019		0.625% - 1.500%	0.000% - 0.500%	0.875% and 0.000%
_______________
(1)    Currently borrowed at LIBOR.

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.

(3)	Subject to two optional renewal periods.

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
During the nine months ended September 30, 2018, we repurchased 1,345,543 shares of our common stock under the 2011 Buyback for an aggregate of $189.2 million, including commissions and fees. We had no repurchases under the 2017 Buyback.

We expect to continue managing the pacing of the remaining $2.1 billion (as of October 23, 2018) under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to us having available cash to fund repurchases.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the nine months ended September 30, 2018, we received an aggregate of $54.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $5.3 billion to our common stockholders, including the dividend paid in October 2018, primarily classified as ordinary income.
During the nine months ended September 30, 2018, we paid $2.22 per share, or $971.2 million, to common stockholders of record. In addition, we declared a distribution of $0.79 per share, or $348.3 million, paid on October 17, 2018 to our common stockholders of record at the close of business on September 28, 2018.
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

During the nine months ended September 30, 2018, all outstanding shares of our 5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), converted automatically at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into an aggregate of 12,020,064 shares of our common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock.
During the nine months ended September 30, 2018, we paid the final dividend of $13.75 per share, or $18.9 million, to holders of the Series B Preferred Stock of record at the close of business on February 1, 2018.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2018, the amount accrued for distributions payable related to unvested restricted stock units was $11.5 million. During the nine months ended September 30, 2018, we paid $4.2 million of distributions upon the vesting of restricted stock units.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must also maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of September 30, 2018, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2018 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $5.1	~ $0.9
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $9.9 (4)	~ $3.3
_______________

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our debt levels.

(4)	Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes and the assets securing the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2018, $79.9 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2018	DSCR as of September 30, 2018	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$154.7	8.58x	$194.5	$198.5
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$481.3	10.38x	$542.7	$551.6
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of September 30, 2018 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,556 communications sites that secure the 2015 Notes or the 5,116 sites that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2018. We have made no material changes to the critical accounting policies described in the 2017 Form 10-K.
During the nine months ended September 30, 2018, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future cash flows (the income approach) exceeded the carrying value by approximately $129.8 million, or 3%. As a result of the telecommunications carrier consolidation occurring in the India market, we lowered our discounted cash flow projections, which increases the sensitivity of these projections to changes in the key assumptions used in determining the fair value of the India reporting unit as of September 30, 2018. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.
For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of September 30, 2018 and determined that a (i) 2% reduction on projected revenues, (ii) 25 basis point increase in the weighted-average cost of capital or (iii) 12% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the nine months ended September 30, 2018. Events that could negatively affect our India reporting unit’s financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2017 Form 10-K.
The carrying value of goodwill in the India reporting unit was $1,006.7 million as of September 30, 2018, which represents 18% of our consolidated balance of $5,463.4 million.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of September 30, 2018, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $19.8 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2018 consisted of $1,855.0 million under the 2013 Credit Facility, $1.0 billion under the 2013 Term Loan, $1.5 billion under the 2018 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $46.3 million under the South African credit facility, $19.8 million under the Colombian credit facility after giving effect to our interest rate swap agreement, $72.0 million under the publicly issued simple debentures issued by BR Towers S.A. and $25.7 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $14.4 million of interest expense for the nine months ended September 30, 2018.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the nine months ended September 30, 2018, 44% of our revenues and 53% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2018, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $116.3 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2018 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes to the risk factors discussed in Item 1A of the 2017 Form 10-K, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended September 30, 2018, we repurchased a total of 623,511 shares of our common stock for an aggregate of $89.2 million, including commissions and fees, pursuant to the 2011 Buyback. We had no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
July 1, 2018 - July 31, 2018	508,634	$142.61	508,634	$172.3
August 1, 2018 - August 31, 2018	—	$—	—	$172.3
September 1, 2018 - September 30, 2018	114,877	$144.93	114,877	$155.6
Total Third Quarter	623,511	$143.03	623,511	$155.6
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

We continued to repurchase shares of our common stock pursuant to the 2011 Buyback subsequent to September 30, 2018. Between October 1, 2018 and October 23, 2018, we repurchased an additional 301,946 shares of our common stock for an aggregate of $43.6 million, including commissions and fees. As a result, as of October 23, 2018, we had repurchased a total of 14.0 million shares of our common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees.

We expect to continue to manage the pacing of the remaining $2.1 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback and the 2017 Buyback are subject to our having available cash to fund repurchases.

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

AMERICAN TOWER CORPORATION

Date: October 30, 2018	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)