Form 10-K
period 2018-12-31
AMERICAN TOWER CORP /MA/
filed 2019-02-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2018

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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
1.375% Senior Notes due 2025	New York Stock Exchange
1.950% Senior Notes due 2026	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $63.1 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 20, 2019, there were 441,134,906 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2018

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the communications site leasing industry, the level of future expenditures by companies in this industry and other trends in this industry, the effects of consolidation among companies in our industry and among our tenants and other competitive and financial pressures, changes in zoning, tax and other laws and regulations, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, the impact of technology changes on our industry and our business, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events and our ability to protect our rights to the land under our towers. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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

iii

PART I

ITEM 1. BUSINESS
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2018. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

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

In 2018, we launched operations in Kenya through our acquisition of communications sites from Telkom Kenya Limited, acquired urban telecommunications assets, including fiber assets in Brazil, and added approximately 20,000 communications sites to our portfolio in India through two acquisitions. As of December 31, 2018, our communications real estate portfolio of 170,686 communications sites included 40,757 communications sites in the U.S., 75,872 communications sites in Asia, 16,665 communications sites in Europe, Middle East and Africa (“EMEA”) and 37,392 communications sites in Latin America, as well as urban telecommunications assets in Argentina, Brazil, Mexico and South Africa.

We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, we generally are not required to pay U.S. federal income taxes on income generated by our REIT operations, including the income derived from leasing space on our towers, as we receive a dividends paid deduction for distributions to stockholders that generally offsets our REIT income and gains. However, we remain obligated to pay U.S. federal income taxes on earnings from our domestic taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the jurisdictions where those assets are held or those operations are conducted.

The use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2018, our REIT-qualified businesses included our U.S. tower leasing business, our operations in Nigeria, most of our operations in Costa Rica and Mexico, a majority of our operations in Germany and a majority of our indoor DAS networks business and services segment. In January 2019, a majority of our operations in France became part of the REIT.

We report our results in five segments – U.S. property, Asia property, EMEA property, Latin America property and services.

Products and Services
Property Operations
Our property operations accounted for 98%, 99% and 99% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:

•
Long-term tenant leases with contractual rent escalations. In general, a tenant lease has an initial non-cancellable term of ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2018, we expect to generate nearly $35 billion of non-cancellable tenant lease revenue over future periods, absent the impact of straight-line lease accounting.

•
Consistent demand for our sites. As a result of rapidly growing usage of mobile data and other wireless services and the corresponding wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites. We believe that our global asset base positions us well to benefit from the increasing proliferation of advanced wireless devices and the increasing usage of high bandwidth applications on those devices. We have the ability to add new tenants and new equipment for existing tenants on our sites, which typically results in incremental revenue and modest incremental costs. Our site portfolio and our established tenant base provide us with a solid platform for new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.

•
High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. Historically, churn has averaged approximately 1% to 2% of tenant billings per year. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. As discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” we experienced an increase in churn in 2018 due to carrier consolidation-driven churn in India, and we expect this impact to continue in 2019.

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

Our property business includes the operation of communications sites and managed networks, the leasing of property interests, the operation of fiber and the provision of backup power through shared generators. Our presence in a number of markets at different relative stages of wireless development provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of consolidated total revenue for the years ended December 31,:

	2018	2017	2016
U.S.	51%	55%	59%
Asia	21%	17%	14%
EMEA	9%	9%	9%
Latin America	17%	18%	17%
Communications Sites. Approximately 96%, 97% and 95% of revenue in our property segments was attributable to our communications sites for the years ended December 31, 2018, 2017 and 2016, respectively.

We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive additional pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each region are as follows for the year ended December 31, 2018:

•	U.S.: AT&T; Verizon Wireless; Sprint; and T-Mobile US accounted for an aggregate of 88% of U.S. property segment revenue.

•
Asia: Bharti Airtel Limited (“Airtel”); Tata Teleservices Limited (“Tata Teleservices”); Idea Cellular Limited (“Idea”) and Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”); and Reliance Jio accounted for an aggregate of 95% of Asia property segment revenue. As discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” we expect that Tata Teleservices will no longer be a top tenant in 2019.

•	EMEA: MTN Group Limited and Airtel accounted for an aggregate of 59% of EMEA property segment revenue.

•	Latin America: Telefónica S.A.; AT&T; and Telecom Italia accounted for an aggregate of 55% of Latin America property segment revenue.

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

Managed Networks, Property Interests, Fiber and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, lease fiber and provide back-up power sources to tenants at our sites. The balance of our property segment revenue not attributable to our communications sites was attributable to these items.

•
Managed Networks. We own and operate DAS networks in the United States and certain international markets. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer a small portfolio of outdoor DAS networks as a complementary shared infrastructure solution for our tenants in the United States and in certain international markets. Typically, we have designed, built and operated our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites. We also hold lease rights and easement interests on rooftops capable of hosting communications equipment in locations where towers are generally not a viable solution based on area characteristics. In addition, we provide management services to property owners in the United States who elect to retain full rights to their property while simultaneously marketing the rooftop for wireless communications equipment installation. As the demand for advanced wireless services in urban markets evolves, we continue to evaluate a variety of infrastructure solutions, including small cells and other network architectures that may support our tenants’ networks in these areas.

•
Fiber. We own and operate fiber in Argentina, Brazil, Mexico and South Africa, which we currently lease to communications and internet service providers and third-party operators to support their telecommunications infrastructure. We expect to continue to evaluate opportunities to invest in and lease these and other similar assets to providers and operators in the future for additional fourth generation (4G) and fifth generation (5G) deployments.

•
Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•	Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.

Services Operations
We offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 2%, 1% and 1% of our total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

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
Strategy
Operational Strategy
As the use of wireless services on handsets, tablets and other advanced mobile devices grows and evolves, there is a corresponding increase in demand for the communications infrastructure required to deploy current and future generations of wireless communications technologies. To capture this demand, our primary operational focus is to (i) increase the occupancy of our existing communications real estate portfolio to support global connectivity, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve upon our operational performance and efficiency, including through innovation initiatives and (iv) maintain a strong balance sheet. We believe these efforts to meet our tenants’ needs will support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new tenants, or to existing tenants for new uses, and those that increase our operational efficiency.

•
Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest incremental returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate consistent demand for our communications sites because they are attractively located and typically have capacity available for additional tenants. In the United States, incremental carrier network activity is being driven primarily by the construction and densification of 4G networks, while in our international markets, carriers are deploying a combination of second generation (2G), third generation (3G) and, more recently, 4G networks, depending on the specific market. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

•
Invest in and selectively grow our communications real estate portfolio to meet our tenants’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program, new site construction and acquisitions. We believe we can achieve attractive risk-adjusted returns by pursuing such investments. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time we can significantly increase tenancy levels, and therefore, drive strong returns on those assets.

•
Further improve upon our operational performance and efficiency, including through innovation initiatives. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our tenants. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. We are also focused on developing and implementing renewable power solutions across our footprint to reduce our reliance on fossil fuels and help improve the overall efficiency of the communications infrastructure and wireless industries.

•
Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2018, had $4.3 billion of available liquidity.

We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to selectively invest in our portfolio.

Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required annually to distribute an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain) to our stockholders. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria, while taking into account the repayment of debt consistent with our financial policies.

•
Capital expenditure program. We expect to continue to invest in and expand our existing communications real estate portfolio through our annual capital expenditure program. This includes capital expenditures associated with site maintenance, increasing the capacity of our existing sites and projects such as new site construction, land interest acquisitions and power solutions.

•
Acquisitions. We intend to pursue acquisitions of communications sites in our existing or new markets where we can meet or exceed our risk-adjusted return on investment criteria. Our risk-adjusted hurdle rates consider additional factors such as the country and counterparties involved, investment and economic climate, legal and regulatory conditions and industry risk, among others.

•
Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) capital expenditures, (iii) the repayment of debt consistent with our financial policies and (iv) anticipated future investments, including acquisition and select innovation opportunities, we will seek to return such excess capital to stockholders, including through our stock repurchase programs.

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

Regulatory Matters
Towers, Antennas and Fiber. Our U.S. and international tower leasing businesses are subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for 52% of our total property segment revenue for the year ended December 31, 2018, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Certain of our international operations are subject to regulatory requirements with respect to licensing, registration, permitting and public listings. In India, each of our operating subsidiaries holds an Infrastructure Provider Category-I (“IP-I”) Registration Certificate issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. Additionally, in 2018, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) issued non-convertible debentures, which are listed on the National Stock Exchange of India. Although the debt is held by another subsidiary of ours and is eliminated in consolidation, ATC TIPL is still subject to the listing requirements of such exchange. In Ghana, our subsidiary holds a Communications Infrastructure License, issued by the National Communications Authority (“NCA”), which permits us to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers licensed by the NCA. In Uganda, our subsidiary holds a Public Infrastructure Service License, issued by the Uganda Communications Commission (“UCC”), which permits us to establish and maintain passive telecommunications infrastructure and DAS networks for communication service providers licensed by the UCC. In Nigeria, our subsidiary holds a license for Infrastructure Sharing and Collocation Services, issued by the Nigerian Communications Authority (“NCC”), which permits us to establish and maintain passive telecommunications infrastructure for communication service providers licensed by the NCC. In Kenya, our subsidiary holds a “Network Facilities Provider License”, issued by the Communications Authority of Kenya (“CA”), which permits us to establish and maintain passive telecommunications infrastructure services.

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

Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, in South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid. Accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. In Kenya, the CA requires all holders of a commercial license to issue at least 20% of their shares to Kenyans within three years of receiving the license unless a waiver is obtained. In addition, certain municipalities have sought to impose permit fees based upon structural or operational requirements of towers and certain regional and other governmental bodies have sought to impose levies or other forms of fees. Our foreign operations may be affected if a country’s regulatory authority restricts, revokes or modifies spectrum licenses of certain wireless service providers or implements limitations on foreign ownership.

In all countries where we operate, we are subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require tower owners or tenants to obtain approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Local zoning authorities and community residents often oppose construction in their communities, which can delay or prevent new tower construction, new antenna installation or site upgrade projects, thereby limiting our ability to respond to tenant demand. This opposition and existing or new zoning regulations can increase costs associated with new tower construction, tower modifications or additions of new antennas to a site or site upgrades, as well as adversely affect the associated timing or cost of such projects. Further, additional regulations may be adopted that cause delays or result in additional costs to us or changes in the competitive landscape that may negatively affect our business. These factors could materially and adversely affect our operations. In the United States, the Telecommunications Act of 1996 prohibits any action by state and local authorities that would discriminate between different providers of wireless services or ban altogether the construction, modification or placement of communications sites. It also prohibits state or local restrictions based on the environmental effects of radio frequency emissions to the extent the facilities comply with FCC regulations. Further, in February 2012, the United States government adopted regulations requiring that local and state governments approve modifications or colocations that qualify as eligible facilities under the regulations.

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

In Mexico, our subsidiaries that hold our fiber business are regulated by the Federal Institute of Telecommunications as concession holders and permit holders authorized to provide telecommunications services.

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

Additionally, in the United States and in other countries where we operate, before constructing a new tower or adding an antenna to an existing site, we must review and evaluate the impact of the action to determine whether it may significantly affect the environment and whether we must disclose any significant impacts in an environmental assessment. If a tower or new antenna might have a material adverse impact on the environment, FCC or other governmental approval of the tower or antenna could be significantly delayed.

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

For more information on demand trends in our industry, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

Employees
As of December 31, 2018, we employed 5,026 full-time individuals and consider our employee relations to be satisfactory.

Available Information
Our internet website address is www.americantower.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report. You may access, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), through the “Investor Relations” portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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
Increasing competition within our industry may materially and adversely affect our revenue.
Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Pricing competition from peers could materially and adversely affect our lease rates. We may not be able to renew existing tenant leases or enter into new tenant leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates or on less favorable terms than our current terms, resulting in a material adverse impact on our results of operations and growth rate. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our income could be adversely affected.
If our tenants consolidate their operations, exit the telecommunications business or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.
Significant consolidation among our tenants could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew, or attempt to cancel, avoid or limit leases with us or related payments. In the event a tenant terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. For example, see our discussion of carrier consolidation-driven churn in our Asia segment in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.” In addition, extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant.
Our business is subject to government and tax regulations and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do or impact our competitive landscape.
Our business and those of our tenants are subject to federal, state, local and foreign regulations. In certain jurisdictions, these regulations could be applied or enforced retroactively, which could require that we modify or dismantle existing towers at significant cost. Zoning authorities and community organizations are often opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing or new regulatory policies, zoning regulations or construction laws may materially and adversely affect the timing, cost or completion of construction projects associated with our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to private litigants or result in decreased revenue due to removal of towers to ensure compliance. In addition, in certain jurisdictions, we are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license. Furthermore, the tax laws, regulations and interpretations governing our business in jurisdictions where we operate may change at any time, potentially with retroactive effect. This includes changes in tax laws, administrative guidance or judicial interpretations thereof. In addition, some of these changes could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition.
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
Our international business operations and our expansion into new markets in the future expose us to potential adverse financial and operational problems not typically experienced in the United States. We anticipate that revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
uncertain, inconsistent or changing laws, regulations, rulings or methodologies impacting our existing and anticipated international operations, fees or other requirements directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which laws, fees or requirements may be applied retroactively or with significant delay, or failure to retain our tax status or to obtain an expected tax status for which we have applied;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;

•	actions restricting or revoking our tenants’ spectrum licenses or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or the Office of Foreign Assets Control requirements;

•	failure to comply with data privacy laws and other protections of employee health and personal information;

•	material site issues related to security, fuel availability and reliability of electrical grids;

•	significant increases in, or implementation of new, license surcharges on our revenue;

•	loss of key personnel, including expatriates, in markets where talent is difficult or expensive to acquire; and

•	price-setting or other similar laws or regulations for the sharing of passive infrastructure.

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
A substantial portion of our total operating revenues is derived from a small number of tenants. If any of these tenants is unwilling or unable to perform its obligations under their agreements with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with tenants, a material modification of the terms of those leases or a deterioration in our relationships with those tenants that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.
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
As we continue to acquire communications sites in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention due to acquisitions. Achieving the benefits of acquisitions depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, and conflicting policies, procedures and operations. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, acquiring permits and visiting, inspecting, engineering and upgrading tower sites, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired tower portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, in addition to additional capital expenditures, general liability risks associated with such towers will exist until such time as those towers are upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations may be adversely affected. Our international expansion initiatives are subject to additional risks such as those described above.
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
New technologies or changes in our or a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.
The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, tenants may allocate less of their budgets to leasing space on our towers, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Examples of these technologies include spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies or satellite services could shift a portion of our tenants’ network investments away from the traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies, innovation projects or new additions to our core business that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.
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
Our leverage and debt service obligations could have significant negative consequences to our business, results of operations or financial condition, including:

•
requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures and REIT distributions;

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

We may need to raise additional capital through debt financing activities, asset sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives, required purchases of our joint venture partners’ interests and to satisfy our distribution requirements and debt service obligations. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms, rates and conditions or subject us to additional loan covenants. In addition, potential changes to, or the elimination of, the London Interbank Offered Rate (“LIBOR”), may adversely affect interest expense related to borrowings under our credit facilities, certain other debt service obligations and interest rate swaps, which could potentially negatively impact our financial condition. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code:

•	we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	we will be required to pay federal and state income tax on our taxable income at regular corporate income tax rates; and

•	we will be disqualified from REIT tax treatment for the four taxable years immediately following the year during which we were so disqualified.

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

Furthermore, we have owned and may from time to time own direct and indirect ownership interests in subsidiary REITs. When we own interests in a subsidiary REIT, we must demonstrate that such subsidiary REIT complies with the same REIT requirements that we must satisfy, together with all other rules applicable to REITs. If the subsidiary REIT is determined to have failed to qualify for taxation as a REIT and certain relief provisions do not apply, then the subsidiary REIT would be subject to federal income tax, which tax we would economically bear along with applicable penalties and interest. In addition, our ownership of shares in such subsidiary REIT would fail to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test. These consequences could have a material adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify for taxation as a REIT.
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

Our towers, fiber networks, data centers or computer systems may be affected by natural disasters, security breaches and other unforeseen events for which our insurance may not provide adequate coverage.
Our towers and fiber networks are subject to risks associated with natural disasters, including those that may be related to climate change, such as hurricanes, ice and wind storms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as acts of terrorism. Any damage or destruction to, or inability to access, our towers or data centers may impact our ability to provide services to our tenants and lead to tenant loss, which could have a material adverse effect on our business, results of operations or financial condition.
As part of our normal business activities, we rely on information technology and other computer resources to carry out important operational, reporting and compliance activities and to maintain our business records. Our computer systems, network operation centers or power systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber attack and data theft), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, breached or otherwise cease to function properly, we could suffer interruptions in our operations, including our ability to correctly record, process and report financial information, our tenants’ network availability may be impacted or we could unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords), which could result in a loss of revenue, damage our reputation, litigation, penalties under existing or future data privacy laws and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, our recent acquisitions, including acquisitions of fiber businesses, may increase our exposure to the risks described above and have material and adverse effects on our business.
While we maintain insurance coverage for natural disasters, business interruption and cybersecurity, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites or fiber for a major future event, lost revenue, including from new tenants that could have been added to our towers or fiber networks but for the event, or other costs to remediate the impact of a significant event. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Details of each of our principal offices as of December 31, 2018 are provided below:

Location	Function	Size (approximate square feet)	Property Interest
U.S.
Boston, MA	Corporate Headquarters	39,800	Leased
Miami, FL	Latin America Operations Center	6,300	Leased
Atlanta, GA	Network Operations and Program Management Office Field Personnel	21,400	Leased
Marlborough, MA	Information Technology Headquarters	24,000	Leased
Woburn, MA	U.S. Tower Division Headquarters, Accounting, Lease Administration, Site Leasing Management, Broadcast Division and Managed Site Headquarters	163,200	Owned
Cary, NC	U.S. Tower Division, Network Operations Center and Engineering Services Headquarters	75,500	Owned and Leased (1)
Asia
Delhi, India	India Headquarters	7,200	Leased
Gurgaon, India	India Operations Center	78,800	Leased
Singapore	Asia Finance and Administration	90	Leased
EMEA
Malakoff, France	France Headquarters	15,400	Leased
Ratingen, Germany	Germany Headquarters	12,500	Leased (2)
Accra, Ghana	Ghana Headquarters	18,500	Leased
Nairobi, Kenya	Kenya Headquarters	9,800	Leased
Amsterdam, Netherlands	American Tower International Headquarters	2,400	Leased
Lagos, Nigeria	Nigeria Headquarters	13,400	Leased
Johannesburg, South Africa	South Africa Headquarters	27,100	Leased (3)
Kampala, Uganda	Uganda Headquarters	8,800	Leased
Latin America
Buenos Aires, Argentina	Argentina Headquarters	24,500	Leased
Sao Paulo, Brazil	Brazil Headquarters	44,900	Leased
Santiago, Chile	Chile Headquarters	6,900	Leased
Bogota, Colombia	Colombia Headquarters	13,800	Leased (4)
San Jose, Costa Rica	Costa Rica Headquarters	2,400	Leased
Mexico City, Mexico	Mexico Headquarters	44,900	Leased
Asunción, Paraguay	Paraguay Headquarters	900	Leased
Lima, Peru	Peru Headquarters	3,700	Leased
_______________

(1)
The owned Cary facility is approximately 48,300 square feet. Currently, our offices occupy approximately 44,300 square feet. We lease the remaining space to an unaffiliated tenant. In addition, we lease approximately 31,200 square feet of office space in Cary, NC for our U.S. Tower Division, Managed Networks and Innovation function.

(2)	We lease two office spaces that together occupy an aggregate of approximately 12,500 square feet.

(3)	We lease two office spaces that together occupy an aggregate of approximately 27,100 square feet.

(4)	We lease two office spaces that together occupy an aggregate of approximately 13,800 square feet.
In addition to the principal offices set forth above, we maintain offices in the geographic areas we serve through which we operate our tower leasing and services businesses. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.
As of December 31, 2018, we owned and operated a portfolio of 170,686 communications sites, including 1,701 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our U.S. property segment.
Our interests in our communications sites consist of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities.
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

U.S. Property Segment Encumbered Sites. As of December 31, 2018, the loan underlying the securitization transactions completed in March 2013 and March 2018 (the “2013 Securitization” and the “2018 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,116 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,556 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).

Asia Property Segment Encumbered Sites. Certain of the outstanding indebtedness is secured by ATC TIPL’s short-term and long-term assets, including an aggregate of 75,872 sites.

EMEA Property Segment Encumbered Sites. Our outstanding indebtedness in South Africa is secured by an aggregate of 1,899 towers.

Latin America Property Segment Encumbered Sites. Our outstanding indebtedness in Brazil is secured by an aggregate of 760 towers and outstanding indebtedness in Colombia is secured by an aggregate of 3,563 towers.

Ground Leases. Of the 168,985 towers in our portfolio as of December 31, 2018, 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 46% of the ground leases for our sites have a final expiration date of 2028 and beyond.

Tenants. Our tenants are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2018, our top four tenants by total revenue were AT&T (19%), Verizon Wireless (15%), T-Mobile (9%) and Sprint (8%). Across most of our markets, our tenant leases generally have an initial non-cancellable term of at least ten years, with multiple renewal terms. As a result, approximately 49% of our current tenant leases have a renewal date of 2024 or beyond.

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

Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 20, 2019, we had 441,134,906 outstanding shares of common stock and 145 registered holders.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2013, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Tower Corporation, the S&P 500 Index,
the Dow Jones US Telecommunications Equipment Index and the FTSE NAREIT All Equity REITs Index

$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
American Tower Corporation
S&P 500
Dow Jones US Telecommunications Equipment
FTSE NAREIT All Equity REITs

	Cumulative Total Returns
	12/13	12/14	12/15	12/16	12/17	12/18
American Tower Corporation	$100.00	$125.76	$125.76	$139.86	$192.57	$218.22
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones U.S. Telecommunications Equipment Index	100.00	115.21	102.76	122.43	150.65	163.51
FTSE Nareit All Equity REITs Index	100.00	128.03	131.64	143.00	155.41	149.12

Issuer Purchases of Equity Securities
In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In addition to the 2011 Buyback, in December 2017, our Board of Directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback”, and together with the 2011 Buyback the “Buyback Programs”).
During the three months ended December 31, 2018, we repurchased a total of 301,946 shares of our common stock for an aggregate of $43.6 million, including commissions and fees, pursuant to the 2011 Buyback. We had no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases under the 2011 Buyback during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(in millions)
October 1, 2018 - October 31, 2018	301,946	$144.35	301,946	$112.0
November 1, 2018 - November 30, 2018	—	$—	—	$—
December 1, 2018 - December 31, 2018	—	$—	—	$—
Total Fourth Quarter	301,946	$144.35	301,946	$112.0
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

We have repurchased a total of 14.0 million shares of our common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees. We expect to continue to manage the pacing of the remaining $2.1 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to our having available cash to fund repurchases.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.
Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our transaction with Verizon Communications Inc. (“Verizon” and the transaction, the “Verizon Transaction”) and the acquisition of a controlling ownership interest in Viom Networks Limited (“Viom” and the acquisition, the “Viom Acquisition”), which closed in March 2015 and April 2016, respectively, significantly impact the comparability of reported results between periods. Our principal 2018 acquisitions are described in note 6 to our consolidated financial statements included in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except share and per share data)
Statements of Operations Data:
Revenues:
Property	$7,314.7	$6,565.9	$5,713.1	$4,680.4	$4,006.9
Services	125.4	98.0	72.6	91.1	93.1
Total operating revenues	7,440.1	6,663.9	5,785.7	4,771.5	4,100.0
Operating expenses:
Cost of operations (exclusive of items shown separately below)
Property	2,128.7	2,022.0	1,762.7	1,275.4	1,056.2
Services	49.1	34.6	27.7	33.4	38.1
Depreciation, amortization and accretion	2,110.8	1,715.9	1,525.6	1,285.3	1,003.8
Selling, general, administrative and development expense	733.2	637.0	543.4	497.8	446.5
Other operating expenses	513.3	256.0	73.3	66.8	68.5
Total operating expenses	5,535.1	4,665.5	3,932.7	3,158.7	2,613.1
Operating income	1,905.0	1,998.4	1,853.0	1,612.8	1,486.9
Interest (expense) income, TV Azteca, net	(0.1)	10.8	10.9	11.2	10.5
Interest income	54.7	35.4	25.6	16.5	14.0
Interest expense	(825.5)	(749.6)	(717.1)	(595.9)	(580.2)
(Loss) gain on retirement of long-term obligations	(3.3)	(70.2)	1.2	(79.6)	(3.5)
Other income (expense) (1)	23.8	31.3	(47.7)	(135.0)	(62.0)
Income from continuing operations before income taxes	1,154.6	1,256.1	1,125.9	830.0	865.7
Income tax benefit (provision)	110.1	(30.7)	(155.5)	(158.0)	(62.5)
Net income	1,264.7	1,225.4	970.4	672.0	803.2
Net (income) loss attributable to noncontrolling interests	(28.3)	13.5	(14.0)	13.1	21.7
Net income attributable to American Tower Corporation stockholders	1,236.4	1,238.9	956.4	685.1	824.9
Dividends on preferred stock	(9.4)	(87.4)	(107.1)	(90.2)	(23.9)
Net income attributable to American Tower Corporation common stockholders	$1,227.0	$1,151.5	$849.3	$594.9	$801.0
Net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$2.79	$2.69	$2.00	$1.42	$2.02
Diluted net income attributable to American Tower Corporation common stockholders	$2.77	$2.67	$1.98	$1.41	$2.00
Weighted average common shares outstanding (in thousands):
Basic	439,606	428,181	425,143	418,907	395,958
Diluted	442,960	431,688	429,283	423,015	400,086
Distribution declared per common share	$3.15	$2.62	$2.17	$1.81	$1.40
Distribution declared per preferred share, Series A	$—	$2.63	$5.25	$3.94	$3.98
Distribution declared per preferred share, Series B	$13.75	$55.00	$55.00	$38.65	$—

	As of December 31,
	2018	2017	2016	2015	2014 (2)
	(In millions)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) (3)	$1,304.9	$954.9	$936.5	$462.9	$473.7
Property and equipment, net	11,247.1	11,101.0	10,517.3	9,866.4	7,590.1
Total assets	33,010.4	33,214.3	30,879.2	26,904.3	21,263.6
Long-term obligations, including current portion	21,159.9	20,205.1	18,533.5	17,119.0	14,540.3
Redeemable noncontrolling interest	1,004.8	1,126.2	1,091.3	—	—
Total American Tower Corporation equity	5,336.1	6,241.5	6,763.9	6,651.7	3,953.6
_______________

(1)
For the years ended December 31, 2018, 2017, 2016, 2015 and 2014, amount includes foreign currency (losses) gains of ($4.5) million, $26.4 million, ($48.9) million, ($134.7) million and ($63.2) million, respectively.

(2)	Balances have been revised to reflect debt issuance cost adjustments and purchase accounting measurement period adjustments for the year ended December 31, 2014.

(3)
As of December 31, 2018, 2017, 2016, 2015 and 2014, amount includes $96.2 million, $152.8 million, $149.3 million, $142.2 million and $160.2 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

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
Executive Overview

We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2018 and includes our U.S. property segment, Asia property segment, EMEA property segment and Latin America property segment.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2018:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
Domestic:
United States	24,454	15,905	398
Asia:
India	74,804	—	1,068
EMEA:
France	2,186	309	9
Germany	2,208	—	—
Ghana	2,279	—	24
Kenya	715
Nigeria	4,760	—	—
South Africa (2)	2,652	—	—
Uganda	1,523	—	—
EMEA total	16,323	309	33
Latin America:
Argentina (3)	36	—	4
Brazil (3)	16,632	2,257	91
Chile	1,298	—	18
Colombia	4,943	—	2
Costa Rica	553	—	2
Mexico (4)	9,047	186	85
Paraguay	1,276	—	—
Peru	690	272	—
Latin America total	34,475	2,715	202
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term capital leases, including those subject to purchase options.

(2)	In South Africa, we also own fiber.

(3)
In Argentina and Brazil, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.

In most of our markets, our tenant leases with wireless carriers generally have an initial non-cancellable term of at least ten years, with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2018 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2018, we expect to generate nearly $35 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, historically has not had a material adverse effect on the revenues generated by our consolidated property operations. This was again the case during the year ended December 31, 2018, in which loss of tenant billings from tenant lease cancellations, non-renewal or renegotiations represented approximately 4% of our tenant billings.

In 2018, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which we expect will continue to result in a higher impact on our revenues, including tenant billings, as compared to the historical average, in 2019. We also expect this churn will compress our gross margin and operating profit in 2019, particularly in our Asia property segment, although we expect this to be partially offset by lower expenses due to reduced tenancy on existing sites or the decommissioning of sites. In addition, we expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
In October 2018, we entered into agreements with one of our tenants in India, Tata Teleservices and related entities (collectively, “Tata”), for a settlement and release of certain contractual lease obligations of Tata.
For the year ended December 31, 2018, carrier consolidation-driven churn in India, including churn associated with our settlement with Tata, negatively impacted our consolidated property revenue by $189.1 million, including approximately $61.0 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $119.8 million.
The effects of carrier consolidation-driven churn described above were offset by the impact of the settlement with Tata, which resulted in a net positive impact to property revenue of $333.7 million as a result of the $345.5 million cash payment, partially offset by the impact of straight-line accounting and other amounts directly related to the settlement. The settlement also resulted in a net positive impact to operating profit of $326.9 million.
On a net basis, carrier consolidation-driven churn and our settlement with Tata positively impacted our full year 2018 consolidated property revenue by $144.6 million and our full year 2018 operating profit by $207.1 million. In 2019, we expect carrier consolidation-driven churn in India, excluding the impact of the nonrecurrence of one-time items related to the settlement with Tata in 2018, to negatively impact our consolidated property revenue by approximately $191.2 million, including approximately $22.3 million in pass-through revenue, and our operating profit by approximately $148.0 million.
We also recorded impairment charges of $164.2 million as a result of the settlement with Tata in October 2018 and $147.4 million as a result of one of our tenants in India, Aircel Ltd.’s (“Aircel”), filing for bankruptcy protection in February 2018.
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

Property Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment from our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers and other tenants deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the level of emphasis on network quality and capacity in carrier competition, the financial performance of our tenants and their access to capital and general economic conditions. According to industry data, recent aggregate annual wireless capital spending in the United States has averaged approximately $30 billion, resulting in consistent demand for our sites.

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

•
The deployment of advanced mobile technology, such as 4G and 5G, across existing wireless networks will provide higher speed data services and further enable fixed broadband substitution. As a result, we expect that our tenants will continue deploying additional equipment across their existing networks.

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

•
Next generation technologies requiring wireless connectivity have the potential to provide incremental revenue opportunities for us. These technologies may include autonomous vehicle networks and a number of other internet-of-things, or IoT, applications, as well as other potential use cases for wireless services. These technologies may create new and complementary use cases for our communications real estate over time, although these use cases are currently in nascent stages.

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

In emerging markets, such as Ghana, India, Kenya, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in certain underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, while advanced device penetration remains low. In more developed urban locations within these markets, data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.

In India, the ongoing transition from 2G technology to 4G technology has included a period of carrier consolidation, which we expect to continue through 2019, whereby the number of carriers operating in the marketplace has been reduced through mergers, acquisitions and select carrier exits from the marketplace. Over the long term, this consolidation process is expected to result in a more favorable structural environment for both the wireless carriers as well as communications infrastructure providers. In the shorter term, as described above, the consolidation process continues to result in elevated levels of churn within our India business, as merging carriers rationalize redundant legacy equipment installations and as select carriers exit the marketplace.

In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are focused on 3G and 4G network build outs. Consumers in these regions are increasingly adopting smartphones and other advanced devices, in particular as lower cost smartphones become increasingly available. As a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are advancing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.

We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our less advanced international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 129,930 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.

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

Demand for our communications sites could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our tenants, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—If our tenants consolidate their operations, exit the telecommunications business or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes in our or a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.” Further, our tenants may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications sites.

Property Operations New Site Revenue Growth. During the year ended December 31, 2018, we grew our portfolio of communications real estate through the acquisition and construction of approximately 24,465 sites globally, as well as the acquisition of certain urban telecommunications assets in Brazil. In a majority of our Asia, EMEA and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2018	2017	2016
U.S.	285	635	65
Asia	21,470	1,135	43,865
EMEA	1,055	2,755	665
Latin America	1,655	2,360	715

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

Results of Operations
Years Ended December 31, 2018, 2017 and 2016
(in millions, except percentages)

Revenue

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Property
U.S.	$3,822.1	$3,605.7	$3,370.1	6%	7%
Asia	1,540.5	1,164.4	827.6	32	41
EMEA	687.3	626.2	529.5	10	18
Latin America	1,264.8	1,169.6	985.9	8	19
Total property	7,314.7	6,565.9	5,713.1	11	15
Services	125.4	98.0	72.6	28	35
Total revenues	$7,440.1	$6,663.9	$5,785.7	12%	15%

Year ended December 31, 2018
U.S. property segment revenue growth of $216.4 million was attributable to:

•	Tenant billings growth of $264.0 million, which was driven by:

•	$188.5 million due to colocations and amendments;

•	$59.6 million from contractual escalations, net of churn; and

•	$21.0 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $5.1 million from other tenant billings; and

•	A decrease of $47.6 million in other revenue, which includes an $81.3 million decrease due to straight-line accounting.

Asia property segment revenue growth of $376.1 million was attributable to:

•	Tenant billings growth of $31.0 million, which was driven by:

•	$123.7 million generated from newly acquired or constructed sites, including $117.7 million from the transactions with Vodafone (the “Vodafone Acquisition”) and Idea (the “Idea Acquisition”);

•	$49.5 million due to colocations and amendments; and

•	$0.6 million from other tenant billings;

•	Partially offset by a decrease of $142.8 million resulting from churn in excess of contractual escalations, including $128.1 million due to carrier consolidation-driven churn in India;

•	Pass-through revenue growth of $59.7 million; and

•
An increase of $349.3 million in other revenue, primarily due to the net impact of our settlement with Tata and a decrease in revenue reserves. The settlement with Tata contributed $333.7 million to other revenue, as a result of the approximately $345.5 million cash settlement payment, partially offset by the net impacts of straight-line accounting and other amounts directly related to the settlement.

Segment revenue growth was partially offset by a decrease of $63.9 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupees (“INR”).

EMEA property segment revenue growth of $61.1 million was attributable to:

•	Tenant billings growth of $47.1 million, which was driven by:

•	$17.3 million due to colocations and amendments;

•	$13.8 million from contractual escalations, net of churn;

•
$15.0 million generated from newly acquired or constructed sites, primarily due to the full-year impact of the 2017 acquisition of FPS Towers in France through our European joint venture (the “FPS Acquisition”) and the acquisition of communication sites in Kenya (the “Kenya Acquisition”); and

•	$1.0 million from other tenant billings;

•	An increase of $15.4 million in other revenue, primarily due to back-billing; and

•	Pass-through revenue growth of $8.2 million.

Segment growth was partially offset by a decrease of $9.6 million attributable to the negative impact of foreign currency translation, which included, among others, $8.6 million related to fluctuations in Nigerian Naira (“NGN”) and $7.4 million related to fluctuations in Ghanaian Cedi (“GHS”), and was partially offset by an increase of $6.0 million related to fluctuations in the Euro (“EUR”).

Latin America property segment revenue growth of $95.2 million was attributable to:

•	Tenant billings growth of $118.2 million, which was driven by:

•	$48.1 million due to colocations and amendments;

•	$34.0 million from contractual escalations, net of churn;

•	$26.1 million generated from newly acquired or constructed sites; and

•	$10.0 million from other tenant billings;

•	Pass-through revenue growth of $25.6 million; and

•
An increase of $49.8 million in other revenue, due in part to $62.6 million from our fiber businesses in Mexico and Brazil and a $6.0 million reduction in revenue reserves from a settlement related to the judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $98.4 million attributable to the negative impact of foreign currency translation, which included, among others, $81.1 million related to fluctuations in Brazilian Reais (“BRL”), $10.2 million related to fluctuations in Argentinean Pesos (“ARS”) and $7.1 million related to fluctuations in Mexican Pesos (“MXN”).

The increase in services segment revenue of $27.4 million was primarily attributable to an increase in site acquisition projects.

Year ended December 31, 2017
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

Asia property segment revenue growth of $336.8 million was attributable to:

•	Tenant billings growth of $192.2 million, which was driven by:

•	$143.7 million generated from newly acquired sites, due to the Viom Acquisition;

•	$58.8 million due to colocations and amendments; and

•	$6.8 million generated from newly constructed sites;

•	Partially offset by,

▪	A decrease of $16.8 million from churn in excess of contractual escalations; and

▪	A decrease of $0.3 million from other tenant billings;

•	Pass-through revenue growth of $129.3 million, primarily due to the Viom Acquisition; and

•	A decrease of $20.2 million in other revenue, primarily due to an increase of $13.1 million in revenue reserves.

Segment revenue also increased by $35.5 million attributable to the impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $96.7 million was attributable to:

•	Tenant billings growth of $99.1 million, which was driven by:

•	$62.4 million generated from newly acquired or constructed sites, primarily due to the full-year impact of the FPS Acquisition;

•	$17.9 million due to colocations and amendments;

•	$17.8 million from contractual escalations, net of churn; and

•	$1.0 million from other tenant billings;

•	Pass-through revenue growth of $35.3 million; and

•	$3.4 million of other revenue growth, primarily attributable to the impact of straight-line accounting.
Segment revenue growth was partially offset by a decrease of $41.1 million attributable to the negative impact of foreign currency translation, which included, among others, $35.0 million related to fluctuations in NGN and $14.5 million related to fluctuations in GHS, partially offset by an increase of $9.8 million related to fluctuations in South African Rand (“ZAR”).

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

Segment revenue also increased $51.5 million attributable to the positive impact of foreign currency translation, which included, among others, $49.9 million related to fluctuations in BRL and $2.8 million related to fluctuations in Colombian Pesos (“COP”), partially offset by a decrease of $3.3 million related to fluctuations in MXN.

The increase in services segment revenue of $25.4 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Property
U.S.	$3,051.1	$2,859.2	$2,636.7	7%	8%
Asia	829.6	515.4	361.7	61	42
EMEA	449.2	387.9	305.8	16	27
Latin America	858.4	794.3	658.8	8	21
Total property	5,188.3	4,556.8	3,963.0	14	15
Services	77.2	64.2	45.6	20%	41%

Year ended December 31, 2018

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $24.5 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $36.5 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $98.4 million, primarily due to the Vodafone Acquisition and the Idea Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $9.4 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $9.2 million, primarily due to the FPS Acquisition and the Kenya Acquisition.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $33.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $53.5 million, primarily due to our fiber businesses in Mexico and Brazil, and a reduction of $10.9 million in interest income related to TV Azteca, S.A. de C.V. (“TV Azteca”).

•	The increase in services segment gross margin was primarily due to an increase in revenue, as described above, partially offset by an increase in direct expenses of $14.4 million.

Year ended December 31, 2017

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.1 million.

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

•	The increase in services segment gross margin was primarily due to an increase in site acquisition projects.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Property
U.S.	$165.2	$151.4	$147.6	9%	3%
Asia	110.7	82.4	48.2	34	71
EMEA	69.1	67.9	60.9	2	11
Latin America	83.5	77.5	60.7	8	28
Total property	428.5	379.2	317.4	13	19
Services	14.4	13.7	12.5	5	10
Other	290.3	244.1	213.5	19	14
Total selling, general, administrative and development expense	$733.2	$637.0	$543.4	15%	17%

Year Ended December 31, 2018

•
The increases in each of our U.S., EMEA and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisitions of urban telecommunications assets in our Latin America property segment.

•	The increase in our Asia property segment SG&A was primarily driven by an increase in bad debt expense of $25.1 million as a result of receivable reserves with certain tenants.

•	The increase in our services segment SG&A was primarily attributable to an increase in the allocation of personnel costs to our tower services group.

•
The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $28.6 million, principally due to the acceleration of expense associated with amendments to existing grants, and an increase in corporate SG&A.

Year Ended December 31, 2017

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

•	The increase in our services segment SG&A was primarily attributable to an increase in personnel costs within our tower services group.

•	The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $18.1 million and an increase in corporate SG&A.

Operating Profit

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Property
U.S.	$2,885.9	$2,707.8	$2,489.1	7%	9%
Asia	718.9	433.0	313.5	66	38
EMEA	380.1	320.0	244.9	19	31
Latin America	774.9	716.8	598.1	8	20
Total property	4,759.8	4,177.6	3,645.6	14	15
Services	62.8	50.5	33.1	24%	53%

Year Ended December 31, 2018

•
The increases in operating profit for each of our property segments, as well as our services segment, were primarily attributable to an increase in our segment gross margin, partially offset by increases in our segment SG&A.

Year Ended December 31, 2017

•	The growth in operating profit for each of our property segments was primarily attributable to an increase in our segment gross margin, partially offset by increases in our segment SG&A.

•	The growth in operating profit for our services segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Depreciation, amortization and accretion	$2,110.8	$1,715.9	$1,525.6	23%	12%

The increase in depreciation, amortization and accretion expense for the year ended December 31, 2018 was primarily attributable to $327.5 million of accelerated amortization of a tenant relationship intangible asset as a result of the settlement with Tata. Also contributing to the increase was the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

The increase in depreciation, amortization and accretion expense for the year ended December 31, 2017 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

Other Operating Expenses

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Other operating expenses	$513.3	$256.0	$73.3	101%	249%

The increase in other operating expenses for the year ended December 31, 2018 was primarily attributable to an increase in impairment charges of $182.6 million and an increase of $52.8 million in losses on sales or disposals of assets. The impairment charges included $258.3 million related to tower and network intangible assets and $107.3 million related to tenant relationships in our Asia property segment due to the settlement with Tata, Aircel’s filing for bankruptcy protection and other carrier consolidation-driven churn in India. The increase was also attributable to the nonrecurrence of a $22.2 million refund of acquisition costs recorded in the prior-year period related to an acquisition in Brazil, partially offset by $10.0 million to fund our charitable foundation in the prior-year period.

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

Total Other Expense

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Total Other expense	$750.4	$742.3	$727.1	1%	2%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense during the year ended December 31, 2018 was primarily due to additional interest expense of $75.9 million due to a $2.0 billion increase in our average debt outstanding and foreign currency losses of $4.5 million in the current period, compared to foreign currency gains of $26.4 million in the prior-year period. The increase was partially offset by (i) a decrease in loss on retirement of long-term obligations of $66.9 million due to the nonrecurrence of a loss of $70.2 million recorded in the prior-year period attributable to the redemptions of the 7.25% senior unsecured notes due 2019 (the “7.25% Notes”) and the 4.500% senior unsecured notes due 2018 (the “4.500% Notes”) and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F (collectively, the “GTP Notes”), (ii) an increase in other income of $23.4 million partially due to the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca (as described in note 5 to our consolidated financial statements included in this Annual Report) and (iii) an additional $19.3 million in interest income, compared to the prior-year period.

The increase in total other expense during the year ended December 31, 2017 was primarily due to a loss on retirement of long-term obligations of $70.2 million attributable to the redemptions of the 7.25% Notes and the 4.500% Notes and the repayment of the GTP Notes, compared to the year ended December 31, 2016, where we recorded a gain on retirement of long-term obligations of $1.2 million attributable to the repayment of the Secured Tower Cellular Site Revenue Notes, Series 2012-1, Class A and the Secured Cellular Site Revenue Notes, Series 2010-1, Class C. The increase was also attributable to additional interest expense of $32.5 million due to a $0.9 billion increase in our average debt outstanding. These items were partially offset by foreign currency gains of $26.4 million compared to foreign currency losses of $48.9 million in the prior-year period, as well an additional $9.8 million in interest income compared to the prior-year period.

Income Tax (Benefit) Provision

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Income tax (benefit) provision	$(110.1)	$30.7	$155.5	(459)%	(80)%
Effective tax rate	(9.5)%	2.4%	13.8%

As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2018, 2017 and 2016 differs from the federal statutory rate.

The change in the income tax (benefit) provision for the year ended December 31, 2018 was primarily attributable to the receipt of the payment associated with the Tata settlement, offset by the deferred tax benefit of impairment charges and accelerated amortization in India. Additionally, we restructured our international operations in certain jurisdictions resulting in a current-year benefit of $85.7 million, which was offset by the nonrecurrence of prior-year benefit from a clarification in income tax law in Ghana.

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

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Net income	$1,264.7	$1,225.4	$970.4	3%	26%
Income tax (benefit) provision	(110.1)	30.7	155.5	(459)	(80)
Other (income) expense	(23.8)	(31.3)	47.7	(24)	(166)
Loss (gain) on retirement of long-term obligations	3.3	70.2	(1.2)	(95)	(5,950)
Interest expense	825.5	749.6	717.1	10	5
Interest income	(54.7)	(35.4)	(25.6)	55	38
Other operating expenses	513.3	256.0	73.3	101	249
Depreciation, amortization and accretion	2,110.8	1,715.9	1,525.6	23	12
Stock-based compensation expense	137.5	108.5	89.9	27	21
Adjusted EBITDA	$4,666.5	$4,089.6	$3,552.7	14%	15%

	Year Ended December 31,			Percent Change 2018 vs 2017	Percent Change 2017 vs 2016
	2018	2017	2016
Net income	$1,264.7	$1,225.4	$970.4	3%	26%
Real estate related depreciation, amortization and accretion	1,915.2	1,516.9	1,358.9	26	12
Losses from sale or disposal of real estate and real estate related impairment charges (1)	479.7	244.4	54.5	96	348
Dividends on preferred stock	(9.4)	(87.4)	(107.1)	(89)	(18)
Dividend to noncontrolling interest	(13.8)	(13.2)	—	5	100
Adjustments for unconsolidated affiliates and noncontrolling interests	(427.4)	(189.1)	(88.2)	126	114
Nareit FFO attributable to American Tower Corporation common stockholders	$3,209.0	$2,697.0	$2,188.5	19	23
Straight-line revenue	(87.6)	(194.4)	(131.7)	(55)	48
Straight-line expense	57.9	62.3	67.8	(7)	(8)
Stock-based compensation expense	137.5	108.5	89.9	27	21
Deferred portion of income tax (2)	(274.0)	(105.8)	59.2	159	(279)
Non-real estate related depreciation, amortization and accretion	195.6	199.0	166.7	(2)	19
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	19.0	26.8	23.1	(29)	16
Other (income) expense (3)	(23.8)	(31.3)	47.7	(24)	(166)
Loss (gain) on retirement of long-term obligations	3.3	70.2	(1.2)	(95)	(5,950)
Other operating expenses (4)	33.6	11.6	18.8	190	(38)
Capital improvement capital expenditures	(149.5)	(114.2)	(110.2)	31	4
Corporate capital expenditures	(9.2)	(17.0)	(16.4)	(46)	4
Adjustments for unconsolidated affiliates and noncontrolling interests	427.4	189.1	88.2	126	114
Consolidated AFFO	$3,539.2	$2,901.8	$2,490.4	22%	17%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(348.7)	(147.0)	(90.2)	137%	63%
AFFO attributable to American Tower Corporation common stockholders	$3,190.5	$2,754.8	$2,400.2	16%	15%
_______________

(1)	Included in these amounts are impairment charges of $394.0 million, $211.4 million and $28.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
For the year ended December 31, 2018, amount includes a tax benefit primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for restructuring-related activity in foreign jurisdictions offset by the nonrecurrence of prior-year benefit from a clarification in income tax law in Ghana.

(3)	Includes losses (gains) on foreign currency exchange rate fluctuations of $4.5 million, ($26.4 million) and $48.9 million, respectively.

(4)	Primarily includes acquisition-related costs and integration costs. For the year ended December 31, 2017, amount also includes refunds for acquisition costs and a charitable contribution.

(5)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Year Ended December 31, 2018

The increase in net income was primarily due to an increase in our operating profit, the change in the income tax (benefit) provision and the nonrecurrence of a loss on retirement of long-term obligations of $70.2 million recorded in the prior-year period, partially offset by an increase in other operating expenses, primarily related to an increase in impairment charges of $182.6 million, and increases in depreciation, amortization and accretion expense and interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A of $67.6 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by increases in cash paid for interest, capital improvement capital expenditures and corporate SG&A.

Year Ended December 31, 2017

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

Liquidity and Capital Resources
Overview
During the year ended December 31, 2018, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2018 financing transactions included:

•	A registered public offering of an aggregate of 500.0 million EUR ($589.0 million at the date of issuance) of 1.950% senior unsecured notes due 2026 (the “1.950% Notes”).

•	Senior unsecured $1.5 billion term loan (the “2018 Term Loan”).

•
Securitization transactions, including the repayment of the $500.0 million aggregate principal amount outstanding under the Secured Tower Revenue Securities, Series 2013-1A (the “Series 2013-1A Securities”) and the issuance of $500.0 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”).

•
Amendments to our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), our senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and our unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) to, among other things, extend each of the maturity dates by one year, increase commitments under each of the 2013 Credit Facility and the 2014 Credit Facility by $100.0 million and reduce the Applicable Margins under the 2014 Credit Facility and the 2013 Term Loan (as defined in each of the applicable loan agreements) to conform to the 2013 Credit Facility.

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes our liquidity as of December 31, 2018 (in millions):

Available under the 2013 Credit Facility	$975.0
Available under the 2014 Credit Facility	2,100.0
Letters of credit	(10.0)
Total available under credit facilities, net	3,065.0
Cash and cash equivalents	1,208.7
Total liquidity	$4,273.7

Subsequent to December 31, 2018, we borrowed an additional $570.0 million under the 2013 Credit Facility and $605.0 million under the 2014 Credit Facility, which were primarily used to repay indebtedness, including the 3.40% notes due 2019, and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2018	2017	2016
Net cash provided by (used for):
Operating activities	$3,748.3	$2,925.6	$2,701.7
Investing activities	(2,749.5)	(2,800.9)	(2,102.3)
Financing activities	(607.7)	(113.0)	(99.3)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(41.1)	6.7	(26.5)
Net increase in cash and cash equivalents, and restricted cash	$350.0	$18.4	$473.6
We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction and managed network installations and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Code. We may also repay or repurchase our existing indebtedness or equity from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions. In the fourth quarter of 2018, two of our minority holders in India exercised their put options with respect to certain shares in our Indian subsidiary, ATC TIPL in accordance with the provisions in the shareholder agreement (see note 14 to our consolidated financial statements included in this Annual Report). Accordingly, we expect to pay 29.4 billion INR (approximately $420.0 million) to redeem the put shares in the first half of 2019.
As of December 31, 2018, we had total outstanding indebtedness of $21.3 billion, with a current portion of $2.8 billion. During the year ended December 31, 2018, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2019, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of December 31, 2018, we had $1.1 billion of cash and cash equivalents held by our foreign subsidiaries, of which $711.6 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities

For the year ended December 31, 2018, cash provided by operating activities increased $822.7 million as compared to the year ended December 31, 2017. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2017, include:

•	An increase in our operating profit of $594.5 million;

•	An increase of approximately $77.6 million in cash paid for interest;

•	A decrease in cash required for working capital, primarily as a result of accounts receivable collection; and

•	An increase of approximately $27.4 million in cash paid for taxes.

For the year ended December 31, 2017, cash provided by operating activities increased $223.9 million as compared to the year ended December 31, 2016. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2016, include:

•	An increase in our operating profit of $549.4 million;

•	An increase of approximately $67.0 million in cash paid for interest;

•	An increase of approximately $62.7 million in straight-line revenue; and

•	An increase of approximately $40.3 million in cash paid for taxes.
Cash Flows from Investing Activities

Our significant investing activities during the year ended December 31, 2018 are highlighted below:

•	We spent approximately $1.9 billion for acquisitions, primarily related to the funding of the Idea and Vodafone acquisitions, as well as asset acquisitions in the United States, Kenya and Brazil.

•	We spent $937.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$254.7
Ground lease purchases	162.7
Capital improvements and corporate expenditures (2)	158.7
Redevelopment	232.4
Start-up capital projects	128.6
Total capital expenditures (3)	$937.1
_______________

(1)	Includes the construction of 2,441 communications sites globally.

(2)
Includes $32.0 million of capital lease payments included in Repayments of notes payable, credit facilities, senior notes, term loan and capital leases in the cash flow from financing activities in our consolidated statements of cash flows.

(3)	Net of purchase credits of $8.1 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.
Our significant investing transactions in 2017 included the following:

•
We spent approximately $2.0 billion for acquisitions, primarily related to the funding of the FPS Acquisition, as well as tower acquisitions in the United States, and the acquisition of urban telecommunication assets in Mexico.

•	We spent $824.2 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$170.0
Ground lease purchases	131.2
Capital improvements and corporate expenditures (2)	131.2
Redevelopment	204.5
Start-up capital projects	187.3
Total capital expenditures	$824.2
_______________

(1)	Includes the construction of 1,960 communications sites globally.

(2)
Includes $31.8 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flow from financing activities in our consolidated statement of cash flows.

(3)	Net of purchase credits of $11.2 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We also regularly review our tower portfolios as to capital expenditures required to upgrade our towers to our structural standards or address capacity, structural or permitting issues. In 2018, we conducted a review as to whether any additional capital was required for such upgrades and determined that our capital planning was appropriate.

We expect that our 2019 total capital expenditures will be between $900.0 million and $1.0 billion, as follows (in millions):

Discretionary capital projects (1)	$265	to	$305
Ground lease purchases	150	to	160
Capital improvements and corporate expenditures	160	to	180
Redevelopment	255	to	265
Start-up capital projects	70	to	90
Total capital expenditures	$900	to	$1,000
_______________

(1)	Includes the construction of approximately 2,500 to 3,500 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Proceeds from issuance of senior notes, net	$584.9	$2,674.0	$3,236.4
(Repayments of) proceeds from credit facilities, net	(695.9)	628.6	(1,277.1)
Distributions paid on common and preferred stock	(1,342.4)	(1,164.4)	(993.2)
Purchases of common stock	(232.8)	(766.3)	—
Repayments of securitized debt	(500.0)	(302.5)	(161.1)
(Distributions to) contributions from noncontrolling interest holders, net (1)	(14.4)	264.3	238.5
Repayment of senior notes	—	(1,300.0)	—
Proceeds from (repayments of) term loan	1,500.0	—	(1,000.0)
Proceeds from issuance of securities in securitization transaction	500.0	—	—
_______________

(1)     2017 contributions primarily relate to the funding of the FPS Acquisition.

Senior Notes
1.950% Senior Notes Offering. On May 22, 2018, we completed a registered public offering of 500.0 million EUR ($589.0 million at the date of issuance) aggregate principal amount of the 1.950% Notes. The net proceeds from this offering were approximately 493.2 million EUR (approximately $581.0 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility.

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

Securitizations

Repayment of Series 2013-1A Securities. On the March 2018 payment date, we repaid the $500.0 million aggregate principal amount outstanding under the Series 2013-1A Securities, pursuant to the terms of the agreements governing such securities. The repayment was funded with borrowings under the 2014 Credit Facility and cash on hand.

Secured Tower Revenue Securities, Series 2018-1, Subclass A and Series 2018-1, Subclass R. On March 29, 2018, we completed the 2018 Securitization in which the American Tower Trust I (the “Trust”) issued $500.0 million aggregate principal amount of the Series 2018-1A Securities. To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Exchange Act (such requirements, the “Risk Retention Rules”), the Trust issued, and one of our affiliates purchased, $26.4 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Securities.

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

The AMT Asset Subs may prepay the Loan in whole or in part at any time provided it is accompanied by applicable prepayment consideration. If the prepayment occurs within 36 months of the anticipated repayment date for the component of the Loan corresponding to the 2018 Securities, no prepayment consideration is due. The entire unpaid principal balance of the components of the Loan corresponding to the 2018 Securities will be due in March 2048.

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

The Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”) issued in the 2013 Securitization remain outstanding and are subject to the terms of the Second Amended and Restated Trust and Servicing Agreement entered into in connection with the 2018 Securitization. The component of the Loan corresponding to the Series 2013-2A Securities also remains outstanding and is subject to the terms of the Loan Agreement.

For more information regarding the Trust Securitizations, see “—Factors Affecting Sources of Liquidity” below.

Bank Facilities
On November 28, 2018, we entered into amendment agreements with respect to the 2013 Credit Facility, the 2014 Credit Facility and the 2013 Term Loan, which, among other things, (i) extend the maturity dates by one year to June 28, 2022, January 31, 2024 and January 31, 2024, respectively, (ii) increase the commitments under each of the 2013 Credit Facility and the 2014 Credit Facility by $100.0 million to $2.85 billion and $2.1 billion, respectively, (iii) increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the applicable loan agreement) to $4.5 billion and $3.25 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively, (iv) amend the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (x) $2.5 billion and (y) 50% of Adjusted EBITDA (as defined in the applicable loan agreement) of us and our subsidiaries on a consolidated basis, (v) increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $300.0 million to $400.0 million and (vi) add provisions regarding the establishment of an alternative rate of interest in the event that LIBOR is no longer available. In addition, the amendments to the 2014 Credit Facility and the 2013 Term Loan reduce the Applicable Margins (as defined in the applicable loan agreement) to conform to the Applicable Margins in the 2013 Credit Facility (as defined therein).
2013 Credit Facility. We have the ability to borrow up to $2.85 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2018, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $2.3 billion of revolving indebtedness. We used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. We have the ability to borrow up to $2.1 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2018, we borrowed an aggregate of $1.1 billion and repaid an aggregate of $1.5 billion of revolving indebtedness. We used the borrowings to repay existing indebtedness, including the Series 2013-1A Securities, to fund acquisitions and for general corporate purposes. We currently have $6.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

2018 Term Loan. On March 29, 2018, we entered into the 2018 Term Loan, the net proceeds of which were used to repay $1.1 billion of outstanding indebtedness under the 2013 Credit Facility and $445.0 million of outstanding indebtedness under the 2014 Credit Facility. The 2018 Term Loan had a maturity date of March 29, 2019. On February 14, 2019, we repaid all amounts outstanding under the 2018 Term Loan with proceeds from the 2019 Term Loan (as defined below) and cash on hand.

As of December 31, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2013 Credit Facility	$1,875.0	June 28, 2022	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2014 Credit Facility	$—	January 31, 2024	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2013 Term Loan	$1,000.0	January 31, 2024		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2018 Term Loan	$1,500.0	March 29, 2019		0.625% - 1.500%	0.000% - 0.500%	0.875% and 0.000%
_______________
(1)    Currently borrowed at LIBOR.

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.

(3)	Subject to two optional renewal periods.

The 2013 Credit Facility and the 2014 Credit Facility are subject to two optional renewal periods and we must pay a quarterly commitment fee on the undrawn portion of each facility. The commitment fee for the 2013 Credit Facility and the 2014 Credit Facility ranges from 0.100% to 0.350% per annum, based upon our debt ratings, and is currently 0.125%.
2019 Term Loan.  On February 14, 2019, we entered into a $1.3 billion unsecured term loan (the “2019 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2018 Term Loan. The 2019 Term Loan matures on February 13, 2020 and has an interest rate that ranges between 0.550% and 1.375% above LIBOR for LIBOR based borrowings or up to 0.375% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. The current margin over LIBOR for the 2019 Term Loan is 0.800%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.

The 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2019 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the LIBOR as the applicable base rate for borrowings under these bank facilities.

The loan agreements for each of the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2019 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
India Indebtedness. Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2018 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans (1)	16,751	$240.1	8.75% - 8.95%	January 1, 2019 - November 30, 2024
Working capital facilities (2)	—	$—	8.40% - 8.75%	March 18, 2019 - October 23, 2019
_______________

(1)	In January 2019, we repaid approximately 5.0 billion INR ($72.0 million) of India indebtedness.

(2)	5.7 billion INR ($81.8 million) of borrowing capacity as of December 31, 2018.
The India indebtedness includes several term loans, with maturities ranging from one to ten years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Interest rates on the term loans are fixed until certain reset dates. Generally, the term loans can be repaid without penalty on the reset dates; repayments at dates other than the reset dates are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between six and thirty-six months after the initial disbursement of funds.
The India indebtedness also includes several working capital facilities, most of which are subject to annual renewal, and which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity.

Stock Repurchase Programs. We have two stock repurchase programs, the 2011 Buyback and the 2017 Buyback.
During the year ended December 31, 2018, we repurchased 1,647,489 shares of our common stock under the 2011 Buyback for an aggregate of $232.8 million, including commissions and fees. We had no repurchases under the 2017 Buyback.
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

We expect to continue managing the pacing of the remaining $2.1 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to us having available cash to fund repurchases.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plans. For the year ended December 31, 2018, we received an aggregate of $98.9 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $5.7 billion to our common stockholders, including the dividend paid in January 2019, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending after 2017 and before 2026.
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
In March 2015, we issued 5.50% Mandatory Convertible Preferred Stock, Series B (the “Series B Preferred Stock”) with a dividend rate of 5.50%. Dividends were payable quarterly in arrears, subject to declaration by our Board of Directors. On February 15, 2018, we paid the final dividend of $13.75 per share, or $18.9 million, to holders of the Series B Preferred Stock of record at the close of business on February 1, 2018. On February 15, 2018, all outstanding shares of the Series B Preferred Stock converted at a rate of 8.7420 per share of Series B Preferred Stock, or 0.8742 per depositary share, each representing a 1/10th interest in a share of Series B Preferred Stock, into shares of our common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock. As a result of the conversions of the Series B Preferred Stock in 2018, we issued an aggregate of 12,020,064 shares of our common stock.
During the year ended December 31, 2018, we paid $3.01 per share, or $1.3 billion, to common stockholders of record. In addition, we declared a distribution of $0.84 per share, or $370.5 million, paid on January 14, 2019 to our common stockholders of record at the close of business on December 27, 2018.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $13.7 million and $10.1 million as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we paid $4.3 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common and preferred stockholders during the year ended December 31, 2018, see note 15 to our consolidated financial statements included in this Annual Report.
Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2018 (in millions):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt, including current portion:
American Tower Corporation debt:
2018 Term Loan (1)	$1,500.0	$—	$—	$—	$—	$—	1,500.0
2013 Credit Facility	$—	$—	$—	$1,875.0	$—	$—	1,875.0
2013 Term Loan	$—	$—	$—	$—	$—	$1,000.0	1,000.0
2014 Credit Facility	$—	$—	$—	$—	$—	$—	—
3.40% senior notes (2)	$1,000.0	$—	$—	$—	$—	$—	1,000.0
2.800% senior notes	$—	$750.0	$—	$—	$—	$—	750.0
5.050% senior notes	$—	$700.0	$—	$—	$—	$—	700.0
3.300% senior notes	$—	$—	$750.0	$—	$—	$—	750.0
3.450% senior notes	$—	$—	$650.0	$—	$—	$—	650.0
5.900% senior notes	$—	$—	$500.0	$—	$—	$—	500.0
2.250% senior notes	$—	$—	$—	$600.0	$—	$—	600.0
4.70% senior notes	$—	$—	$—	$700.0	$—	$—	700.0
3.50% senior notes	$—	$—	$—	$—	$1,000.0	$—	1,000.0
3.000% senior notes	$—	$—	$—	$—	$700.0	$—	700.0
5.00% senior notes	$—	$—	$—	$—	$—	$1,000.0	1,000.0
1.375% senior notes	$—	$—	$—	$—	$—	$573.3	573.3
4.000% senior notes	$—	$—	$—	$—	$—	$750.0	750.0
4.400% senior notes	$—	$—	$—	$—	$—	$500.0	500.0
1.950% senior notes	$—	$—	$—	$—	$—	$573.3	573.3
3.375% senior notes	$—	$—	$—	$—	$—	$1,000.0	1,000.0
3.125% senior notes	$—	$—	$—	$—	$—	$400.0	400.0
3.55% senior notes	$—	$—	$—	$—	$—	$750.0	750.0
3.600% senior notes	—	—	—	—	—	700.0	700.0
Total American Tower Corporation debt	2,500.0	1,450.0	1,900.0	3,175.0	1,700.0	7,246.6	17,971.6
American Tower subsidiary debt:
Series 2013-2A securities (3)	—	—	—	—	1,300.0	—	1,300.0
Series 2018-1A securities (3)	—	—	—	—	—	500.0	500.0
Series 2015-1 notes (4)	—	350.0	—	—	—	—	350.0
Series 2015-2 notes (5)	—	—	—	—	—	525.0	525.0
India indebtedness (6)	101.9	30.2	30.2	30.2	30.2	17.4	240.1
India preference shares (7)	23.9	—	—	—	—	—	23.9
Shareholder loan (8)	59.9	—	—	—	—	—	59.9
Other subsidiary debt (9)	38.1	33.2	64.7	17.3	—	—	153.3
Total American Tower subsidiary debt	223.8	413.4	94.9	47.5	1,330.2	1,042.4	3,152.2
Long-term obligations, excluding capital leases	2,723.8	1,863.4	1,994.9	3,222.5	3,030.2	8,289.0	21,123.8
Cash interest expense	702.0	635.0	560.0	434.3	315.8	567.7	3,214.8
Capital lease payments (including interest)	40.7	32.7	27.8	23.7	19.2	117.5	261.6
Total debt service obligations	3,466.5	2,531.1	2,582.7	3,680.5	3,365.2	8,974.2	24,600.2
Operating lease payments (10)	926.0	904.2	879.8	834.2	792.6	6,173.1	10,509.9
Other non-current liabilities (11)(12)	7.7	6.1	7.0	39.8	14.6	2,738.5	2,813.7
Total	$4,400.2	$3,441.4	$3,469.5	$4,554.5	$4,172.4	$17,885.8	$37,923.8
_______________

(1)	Repaid in full on February 14, 2019.

(2)	Repaid in full on the maturity date in February 2019 with borrowings from the 2013 Credit Facility and the 2014 Credit Facility.

(3)	Represents anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Represents anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Represents anticipated repayment date; final legal maturity is June 15, 2050.

(6)	Denominated in INR. Debt includes India working capital facilities, remaining debt assumed by us in connection with the Viom Acquisition and debt that has been entered into by ATC TIPL.

(7)
Mandatorily redeemable preference shares (the “Preference Shares”) classified as debt. The Preference Shares have a dividend rate of 10.25% per annum. Denominated in INR. We intend to redeem these shares on March 2, 2019.

(8)	Reflects balances owed to our joint venture partner in Ghana. The Ghana loan is denominated in GHS.

(9)
Includes our South African credit facility, which is denominated in ZAR and amortizes through December 17, 2020, our Colombian credit facility, which is denominated in COP and amortizes through April 24, 2021, our Brazil credit facility, which is denominated in BRL and matures on January 15, 2022, debt entered into by our Kenyan subsidiary in connection with an acquisition of sites in Kenya (the “Kenya Debt”), which is required to be paid either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and U.S. subsidiary debt related to a seller-financed acquisition.

(10)
Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to do so could result in a loss of the applicable communications sites and related revenues from tenant leases.

(11)
Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily our straight-line rent liability for which cash payments are included in operating lease payments and unearned revenue that is not payable in cash.

(12)
Excludes $85.8 million of liabilities for unrecognized tax positions and $19.1 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

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

Internally Generated Funds. Because the majority of our tenant leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2018 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan, the 2018 Term Loan and the 2019 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must also maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of December 31, 2018, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2018 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $7.6	~ $1.3
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $11.2 (4)	~ $3.7 (4)
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

Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations. The indenture and related supplemental indentures governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in the 2015 Securitization and the loan agreement related to the Trust Securitizations include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and the AMT Asset Subs are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the Loan, as applicable, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2018, $80.1 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2018	DSCR as of December 31, 2018	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$197.3	8.67x	$196.9	$200.9
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$612.9	10.65x	$558.4	$567.4
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of December 31, 2018 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,556 communications sites that secure the 2015 Notes or the 5,116 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2018. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
On February 28, 2018, one of our tenants in Asia, Aircel, filed for bankruptcy protection. We performed an impairment test based on current expectations of the impact of the bankruptcy on projected cash flows for assets related to Aircel. These assets consisted primarily of towers, network location intangibles and tenant-related intangibles. As a result, an impairment of $40.1 million was taken on the tower and network intangible assets. We also fully impaired the tenant-related intangible asset for Aircel, which resulted in an impairment of $107.3 million during the year ended December 31, 2018.
In October 2017, one of our tenants in Asia, Tata Teleservices, informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. On October 23, 2018, we entered into agreements with Tata for a settlement and release of certain contractual lease obligations effective November 1, 2018. As part of the arrangement, we received an upfront one-time INR-denominated cash payment equal to approximately $345.5 million for the termination of lease obligations with Tata Teleservices in India. In addition, we entered into new leasing arrangements with a number of Tata-affiliated entities. As a result of the settlement and new leasing agreements, we expect an approximately 80% reduction in revenues from Tata as compared to what had previously been generated from the terminated leases. In connection with the acceleration of the contractual arrangements, we also accelerated the amortization of our tenant-

related intangible asset with Tata Teleservices, which resulted in an additional amortization expense of $327.5 million in 2018. We also recorded an impairment of $164.2 million for tower and network location intangible assets as a result of the settlement.
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
During the year ended December 31, 2018, no potential impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately $311.1 million, or 8%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.
For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that a (i) 6% reduction of projected revenues, (ii) 58 basis point increase in the weighted-average cost of capital or (iii) 28% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. Events that could negatively affect our India reporting unit’s financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth in Item 1A of this Annual Report under the caption “Risk Factors.”
The carrying value of goodwill in the India reporting unit was $1,045.5 million as of December 31, 2018, which represents 19% of our consolidated balance of $5,501.9 million.

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

We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net decrease in the estimated obligation of $14.6 million during the year ended December 31, 2018. The change in 2018 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

•
Acquisitions: We evaluate each of our acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill. For those acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with our results from the dates of the respective acquisitions. Any excess of the purchase price paid over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. We continue to evaluate acquisitions accounted for as business combinations for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future tenant cash flows, including rate and terms of renewal and attrition.

•
Revenue Recognition: Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with our tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2018, 2017 and 2016 were $87.6 million, $194.4 million and $131.7 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 51% of our revenues derived from four tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

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

Effective January 1, 2019, we will adopt the new lease accounting guidance, which requires us to recognize a Right of Use (“ROU”) lease asset and lease liability for operating and finance leases. The ROU asset will be measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts.
The calculation of the lease liability requires us to make certain assumptions for each lease, including lease term and discount rate implicit in each lease, which could significantly impact the gross lease obligation, the duration and the present value of the lease liability. When calculating the lease term, we will consider the renewal, cancellation and termination rights available to us and the lessor. We will determine the discount rate by calculating the incremental borrowing rate on a collateralized basis at the commencement of a lease or upon a change in the lease term.

•
Income Taxes: Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for financial reporting purposes differs from the timing of recognition for tax reporting purposes, deferred tax assets or liabilities are required to be recorded. Deferred tax assets and liabilities are measured based on the rate at which we expect these items to be reflected in our tax returns, which may differ from the current rate. We do not expect to pay federal income taxes on our REIT taxable income.

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
The December 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) significantly changed how the U.S. taxes corporations. The Tax Act contains several key provisions including, among other things, a one-time mandatory deemed repatriation of all post-1986 untaxed foreign earnings and profits, a reduction in the corporate income rate from 35% to 21% for tax years beginning after December 31, 2017 and the introduction of a new U.S. tax on certain off-shore earnings.

The SEC staff issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We recognized the provisional impacts of the Tax Act in our consolidated financial statements for the year ended December 31, 2017 and finalized these amounts in 2018 with no significant changes to preliminary amounts.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated financial statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following table provides information as of December 31, 2018 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in millions, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$1,217.5	$1,851.8	$2,001.9	$1,347.1	$3,043.1	$7,367.7	$16,829.1	$16,604.0
Weighted-Average Interest Rate (a)	5.01%	3.85%	4.24%	3.74%	3.27%	3.58%
Variable Rate Debt (b)	$1,537.5	$32.6	$12.3	$1,891.7	$—	$1,000.0	$4,474.1	$4,466.6
Weighted-Average Interest Rate (b)(c)	3.54%	8.74%	8.14%	3.66%	—%	3.66%

Interest Rate Swaps
Hedged Variable-Rate Notional Amount	$4.6	$6.2	$6.1	$—	$—	$—	$16.9	$0.3	(d)
Fixed Rate Debt Rate (e)							9.74%
Hedged Fixed-Rate Notional Amount	$—	$—	$—	$600.0	$500.0	$—	$1,100.0	$33.5	(f)
Variable Rate Debt Rate (g)							3.54%
_______________

(a)
Fixed rate debt consisted of: Securities issued in the Trust Securitizations; the 3.40% senior notes due 2019; Securities issued in the 2015 Securitization; the 2.800% senior notes due 2020; the 5.050% senior notes due 2020; the 3.300% senior notes due 2021; the 3.450% senior notes due 2021; the 5.900% senior notes due 2021; the 2.250% senior notes due 2022 (the “2.250% Notes”); the 4.70% senior notes due 2022; the 3.50% senior notes due 2023; the 3.000% Notes; the 5.00% senior notes due 2024; the 1.375% Notes; the 4.000% senior notes due 2025; the 4.400% senior notes due 2026; the 1.950% Notes; the 3.375% senior notes due 2026; the 3.125% senior notes due 2027; the 3.55% Notes; the 3.600% Notes; the Ghana loan which matures December 31, 2019; the India indebtedness, with maturity dates ranging from January 1, 2019 to November 30, 2024; the Kenya Debt; U.S. subsidiary debt related to a seller-financed acquisition; and other debt including capital leases.

(b)
Variable rate debt consisted of: the 2018 Term Loan, which matures on March 29, 2019; the 2013 Term Loan, which matures on January 31, 2024; the 2013 Credit Facility, which matures on June 28, 2022; the 2014 Credit Facility, which matures on January 31, 2024; the South African credit facility, which amortizes through December 17, 2020; the Colombian credit facility, which amortizes through April 24, 2021; and the Brazil credit facility, which matures on January 15, 2022.

(c)	Based on rates effective as of December 31, 2018.

(d)	As of December 31, 2018, the interest rate swap agreement in Colombia was included in Other non-current liabilities on the consolidated balance sheet.

(e)
Represents the fixed rate of interest based on contractual notional amount as a percentage of the total notional amount. The interest rate consists of fixed interest of 5.74%, per the interest rate agreement, and a fixed margin of 4.00%, per the loan agreement for the Colombian credit facility.

(f)	As of December 31, 2018, the interest rate swap agreements in the U.S. were included in Other non-current liabilities on the consolidated balance sheet.

(g)	Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.

Interest Rate Risk
As of December 31, 2018, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $16.9 million and has an interest rate of 5.74% and expires in April 2021. We have three interest rate swap agreements related to the 2.250% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and have an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2018 consisted of $1.9 billion under the 2013 Credit Facility, $1.0 billion under the 2013 Term Loan, $1.5 billion under the 2018 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $40.6 million under the South African credit facility, $16.9 million under the Colombian credit facility after giving effect to our interest rate swap agreements and $24.7 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $20.2 million of interest expense for the year ended December 31, 2018.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2018, 47% of our revenues and 57% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2018, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $110.9 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2018.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2018 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Tower Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2019

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 20, 2019 are set forth below:

James D. Taiclet, Jr.	58	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	60	Executive Vice President and Chief Financial Officer
Edmund DiSanto	66	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
William H. Hess	55	Executive Vice President and Chairman, Latin America and EMEA
Robert J. Meyer, Jr.	55	Senior Vice President, Finance and Corporate Controller
Olivier Puech	51	Executive Vice President and President, Latin America and EMEA
Amit Sharma	68	Executive Vice President and President, Asia
Steven O. Vondran	48	Executive Vice President and President, U.S. Tower Division

James D. Taiclet, Jr. is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot and served in the Gulf War. He holds a Master in Public Affairs degree from Princeton University, where he was awarded a Fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet is a member of the Council on Foreign Relations, the Business Roundtable, the Business Council and the Commercial Club of Boston. He is also a member of the Digital Communications Governors Community of the World Economic Forum (Davos). He also serves as a member of the Executive Board of The National Association of Real Estate Investment Trusts (Nareit), the Board of Trustees of Brigham and Women’s Health Care, Inc., the Advisory Council for the Princeton University Woodrow Wilson School of Public and International Affairs, Lockheed Martin’s Board of Directors, the US India Business Council Board and the U.S.-India Strategic Partnership Forum Board. In August 2015, Mr. Taiclet was appointed to the U.S.-India CEO Forum, and, in October 2018, he was appointed Co-Chair of the U.S.-India CEO Forum by the U.S. Department of Commerce.

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett also served as our Treasurer from February 2012 to December 2013, and again from July 2017 to August 2018. Prior to joining us in April 2009, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. from November 2005 to March 2009. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett currently serves on the board of directors of Equinix, Inc. Mr. Bartlett earned an M.B.A. from Rutgers University, a Bachelor of Science in Engineering from Lehigh University and became a Certified Public Accountant.

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

William H. Hess is our Executive Vice President and Chairman, Latin America and EMEA. Mr. Hess served as our Executive Vice President, International Operations and President, Latin America and EMEA from March 2009 until October 2018, at which time he was appointed to his current position. Mr. Hess joined us in March 2001 as Chief Financial Officer of American Tower International and was appointed Executive Vice President in June 2001. Mr. Hess was appointed Executive Vice President, General Counsel in September 2002, and in February 2007, Mr. Hess was appointed Executive Vice President, International Operations. Mr. Hess relinquished the position of General Counsel in April 2007 when he was named President of our Latin American operations. In March 2009, Mr. Hess also became responsible for the Europe, Middle East and Africa (EMEA) territory. Prior to joining us, Mr. Hess had been a partner in the corporate and finance practice group of the law firm of King & Spalding LLP, which he joined in 1990. Prior to attending law school, Mr. Hess practiced as a Certified Public Accountant with Arthur Young & Co. Mr. Hess received a J.D. from Vanderbilt University School of Law and is a graduate of Harding University. Mr. Hess is on the Board of Trustees of the U.S.-Africa Business Center for the U.S. Chamber of Commerce and a participant of the World Economic Forum.

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

Olivier Puech is our Executive Vice President and President, Latin America and EMEA. Mr. Puech joined us in 2013 as our Senior Vice President and CEO of Latin America and served in that role until October 2018 when he was appointed to his current position. Prior to joining us, Mr. Puech spent 25 years as a senior executive in the telecom and internet sectors of international organizations. Most recently, he was with Nokia where he held various leadership roles including Senior Vice President Americas, Senior Vice President Asia Pacific and Vice President Latin America. Before Nokia, Mr. Puech spent 12 years at Gemalto, where he last held the position of Vice President, Sales and Marketing with responsibility for South Europe, Eastern Europe and Latin America. Mr. Puech holds a bachelor’s degree in International Business Administration from Ecole Supérieure De Commerce in Marseille, in France. He is fluent in English, French, Spanish, Italian and Portuguese.

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

Steven O. Vondran is our Executive Vice President and President, U.S. Tower Division. Mr. Vondran joined us in 2000 as a member of our legal team and served in a variety of positions until August 2004 when he was appointed Senior Vice President of our U.S. Leasing Operations, where he oversaw project management, operational finance and national sales teams. Mr. Vondran served as Senior Vice President, General Counsel for our U.S. Tower Division from July 2010 to August 2018, at which time he was appointed to his current position. Prior to joining American Tower, Mr. Vondran had been an associate at the law firm of Lewellen & Frazier LLP, served as telecommunications consultant with the firm of Young & Associates, LLC and as a Law Clerk to the Honorable John Stroud on the Arkansas Court of Appeals. In September 2018, Mr. Vondran was appointed director of CTIA - the Wireless Association, and in October 2018, he was appointed chairperson of WIA - The Wireless Infrastructure Association, formerly known as PCIA. He received his J.D. with high honors from the University of Arkansas at Little Rock School of Law and is a graduate of Hendrix College.
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
The exhibits below are included, either by being filed herewith or by incorporation by reference, as part of this Annual Report on Form 10-K. Exhibits are identified according to the number assigned to them in Item 601 of SEC Regulation S-K. Documents that are incorporated by reference are identified by their Exhibit number as set forth in the filing from which they are incorporated by reference. The filings of the Registrant from which various exhibits are incorporated by reference into this Annual Report are indicated by parenthetical numbering which corresponds to the following key:

(1)	Annual Report on Form 10-K (File No. 001-14195) filed on April 2, 2001;

(2)	Annual Report on Form 10-K (File No. 001-14195) filed on March 15, 2006;

(3)	Tender Offer Statement on Schedule TO (File No. 005-55211) filed on November 29, 2006;

(4)	Definitive Proxy Statement on Schedule 14A (File No. 001-14195) filed on March 22, 2007;

(5)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on August 6, 2008;

(6)	Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2009;

(7)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 8, 2009;

(8)	Annual Report on Form 10-K (File No. 001-14195) filed on March 1, 2010;

(9)	Registration Statement on Form S-3ASR (File No. 333-166805) filed on May 13, 2010;

(10)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on November 5, 2010;

(11)	Current Report on Form 8-K (File No. 001-14195) filed on August 25, 2011;

(12)	Current Report on Form 8-K (File No. 001-14195) filed on October 6, 2011;

(13)	Current Report on Form 8-K (File No. 001-14195) filed on January 3, 2012;

(14)	Current Report on Form 8-K (File No. 001-14195) filed on March 12, 2012;

(15)	Current Report on Form 8-K (File No. 001-14195) filed on January 8, 2013;

(16)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2013;

(17)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 1, 2013;

(18)	Registration Statement on Form S-3ASR (File No. 333-188812) filed on May 23, 2013;

(19)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 31, 2013;

(20)	Current Report on Form 8-K (File No. 001-14195) filed on August 19, 2013;

(21)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2013;

(22)	Current Report on Form 8-K (File No. 001-14195) filed on May 12, 2014;

(23)	Current Report on Form 8-K (File No. 001-14195) filed on August 7, 2014;

(24)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on October 30, 2014;

(25)	Current Report on Form 8-K (File No. 001-14195) filed on February 23, 2015;

(26)	Annual Report on Form 10-K (File No. 001-14195) filed on February 24, 2015;

(27)	Current Report on Form 8-K (File No. 001-14195) filed on March 3, 2015;

(28)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on April 30, 2015;

(29)	Current Report on Form 8-K (File No. 001-14195) filed on May 7, 2015;

(30)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on July 29, 2015;

(31)	Current Report on Form 8-K (File No. 001-14195) filed on January 12, 2016;

(32)	Current Report on Form 8-K (File No. 001-14195) filed on February 16, 2016;

(33)	Annual Report on Form 10-K (File No. 001-14195) filed on February 26, 2016;

(34)	Current Report on Form 8-K (File No. 001-14195) filed on March 9, 2016;

(35)	Current Report on Form 8-K (File No. 001-14195) filed on May 13, 2016;

(36)	Current Report on Form 8-K (File No. 001-14195) filed on September 30, 2016;

(37)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2017;

(38)	Current Report on Form 8-K (File No. 001-14195) filed on March 14, 2017;

(39)	Current Report on Form 8-K (File No. 001-14195) filed on April 6, 2017;

(40)	Current Report on Form 8-K (File No. 001-14195) filed on June 30, 2017;

(41)	Current Report on Form 8-K (File No. 001-14195) filed on December 8, 2017;

(42)	Annual Report on Form 10-K (File No. 001-14195) filed on February 27, 2018;

(43)	Quarterly Report on Form 10-Q (File No. 001-14195) filed on May 2, 2018;

(44)	Current Report on Form 8-K (File No. 001-14195) filed on May 22, 2018; and

(45)	Current Report on Form 8-K (File No. 001-14195) filed on July 31, 2018.

Exhibit No.	Description of Document	Exhibit File No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	2.1 (11)

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	3.1 (13)

3.2	Certificate of Merger, effective as of December 31, 2011	3.2 (13)

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	3.1 (32)

4.1	Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	4.3 (9)

4.2	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	4.12 (18)

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
4.1 (36)

Exhibit No.	Description of Document	Exhibit File No.

4.14
Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and between the Company, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 1.375% Senior Notes due 2025
4.1 (39)

4.15
Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.55% Senior Notes due 2027
4.1 (40)

4.16
Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, for the 3.000% Senior Notes due 2023 and the 3.600% Senior Notes due 2028
4.1 (41)

4.17
Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 1.950% Senior Notes due 2026
4.1(44)

4.18	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	3.1 (22)

4.19	Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	3.1 (27)

4.20
Deposit Agreement, dated March 3, 2015, among the Company, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the depositary receipts evidencing the depositary shares, for the 5.50% Mandatory Convertible Preferred Stock, Series B
4.1 (27)

4.21
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
4.2 (30)

4.22	Series 2015-1 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.3 (30)

4.23	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	4.4 (30)

10.1	American Tower Systems Corporation 1997 Stock Option Plan, as amended	(d)(1) (3)*

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10.5 (8)

10.3	American Tower Corporation 2007 Equity Incentive Plan	Annex A (4)*

10.4	Amendment to American Tower Corporation 2007 Equity Incentive Plan	10.1 (38)

10.5	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.6 (16)*

10.6	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.31 (16)*

10.7
Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) (For grants made through March 9, 2016) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended
10.8 (16)*

Exhibit No.	Description of Document	Exhibit File No.

10.8	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made through February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.9 (16)*

10.9
Form of Notice of Grant of Restricted Stock Units and RSU Agreement (U.S. Employee / Time) (Non-Employee Director) (For grants made March 10, 2016 - February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended
10.1 (34)*

10.10
Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-Employee Director) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended
Filed herewith as Exhibit 10.10*

10.11	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.11*

10.12	Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) (CEO) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10.2 (34)*

10.13
Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made before 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended
10.1 (45)*

10.14
Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended
Filed herewith as Exhibit 10.14*

10.15	Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.10 (2)*

10.16	Amendment, dated August 6, 2008, to Noncompetition and Confidentiality Agreement dated as of January 1, 2004 between American Tower Corporation and William H. Hess	10.1 (5)*

10.17
Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender
10.2 (43)

10.18
First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager
10.2 (17)

10.19
Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee
10.3 (43)

10.20
Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager
10.4 (43)

10.21	Lease and Sublease by and among ALLTEL Communications, Inc. and the other entities named therein and American Towers, Inc. and American Tower Corporation, dated , 2001	2.1 (1)

10.22	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	2.2 (1)

Exhibit No.	Description of Document	Exhibit File No.

10.23	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q (File No. 000-27217) filed on May 11, 2001)	10.2

10.24	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10.7 (7)**

10.25	Summary Compensation Information for Current Named Executive Officers (incorporated by reference from Item 5.02(e) of Current Report on Form 8-K (File No. 001-14195) filed on March 5, 2018)	*

10.26	Form of Waiver and Termination Agreement	10.4 (6)

10.27	American Tower Corporation Severance Plan, as amended	10.35 (8)*

10.28	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10.36 (8)*

10.29	Amended and Restated Letter Agreement, dated February 27, 2017, by and between the Company and William H. Hess	10.2 (38)*

10.30	Amended and Restated Letter Agreement, dated April 12, 2018, by and between the Company and William H. Hess	10.5(43)*

10.31	Assignment Letter Agreement, dated February 1, 2018, by and between the Company and Amit Sharma	Filed herewith as Exhibit 10.31*

10.32	Employment Letter Agreement, dated February 1, 2018, by and between the Company and Amit Sharma	Filed herewith as Exhibit 10.32*

10.33	Letter Agreement, dated as of March 7, 2017, by and between the Company and Steven C. Marshall	10.3 (38)*

10.34
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

10.35
First Amendment to Loan Agreement, dated as of September 20, 2013, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.7 (21)

10.36
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

10.37
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

10.39
First Amendment to Term Loan Agreement, dated as of September 19, 2014, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.3 (24)

10.40
First Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.51 (26)

10.41
Second Amendment to Term Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.52 (26)

10.42
Third Amendment to Loan Agreement, dated as of February 5, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.53 (26)

10.43
Second Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.54 (26)

10.44
Third Amendment to Term Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, The Royal Bank of Scotland plc, as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.55 (26)

10.45
Fourth Amendment to Loan Agreement, dated as of February 20, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.56 (26)

10.46
Third Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.43 (33)

10.47
Fourth Amendment to Term Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.44 (33)

10.48
Fifth Amendment to Loan Agreement, dated as of October 28, 2015, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.45 (33)

10.49
Fourth Amendment to Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.44 (37)

10.50
Fifth Amendment to Term Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.45 (37)

10.51
Sixth Amendment to Loan Agreement, dated as of November 30, 2016, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.46 (37)

Exhibit No.	Description of Document	Exhibit File No.

10.52
Fifth Amendment to Loan Agreement, dated as of December 15, 2017, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
10.46(42)

10.53
Sixth Amendment to Term Loan Agreement, dated as of December 15, 2017, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
10.47(42)

10.54
Seventh Amendment to Loan Agreement, dated as of December 15, 2017, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
10.48(42)

10.55
Term Loan Agreement, dated March 29, 2018, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, joint lead arranger and joint bookrunner, Royal Bank of Canada and TD Securities (USA) LLC, as co-syndication agents, and RBC Capital Markets and TD Securities (USA) LLC as joint lead arrangers and joint bookrunners
10.1(43)

10.56
Sixth Amendment to Loan Agreement, dated as of November 28, 2018, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Amended and Restated Loan Agreement entered into on September 19, 2014
Filed herewith as Exhibit 10.56

10.57
Seventh Amendment to Term Loan Agreement, dated as of November 28, 2018, among the Company, as borrower, Mizuho Bank, Ltd. (successor to The Royal Bank of Scotland plc), as administrative agent, and a majority of the lenders under the Company’s Term Loan Agreement entered into on October 29, 2013
Filed herewith as Exhibit 10.57

10.58
Eighth Amendment to Loan Agreement, dated as of November 28, 2018, among the Company, as borrower, Toronto Dominion (Texas) LLC, as administrative agent, and a majority of the lenders under the Company’s Loan Agreement entered into on June 28, 2013
Filed herewith as Exhibit 10.58

10.59
Term Loan Agreement, dated February 14, 2019, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, joint lead arranger and joint bookrunner, The Bank of Nova Scotia and TD Securities (USA) LLC, as co-syndication agents, joint lead arrangers and joint bookrunners
Filed herewith as Exhibit 10.59

10.60	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications, Inc.	10.45 (26)

10.61	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10.8 (28)

10.62	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10.9 (28)

10.63	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10.10 (28)

10.64	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10.11 (28)

10.65	Share Purchase Agreement, dated as of October 21, 2015, amongst ATC Asia Pacific Pte. Ltd., American Tower International, Inc., Viom Networks Limited, and certain of its existing shareholders	10.52 (33)

10.66
Shareholders Agreement, dated as of October 21, 2015, by and amongst Viom Networks Limited, Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited, SBI Macquarie Infrastructure Trust and ATC Asia Pacific Pte. Ltd.
10.53 (33)

21	Subsidiaries of the Company	Filed herewith as Exhibit 21

Exhibit No.	Description of Document	Exhibit File No.

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2019.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET, JR.
James D. Taiclet, Jr. Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET, JR.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
James D. Taiclet, Jr.

/S/ THOMAS A. BARTLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Thomas A. Bartlett

/S/ ROBERT J. MEYER, JR	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 27, 2019
Robert J. Meyer, Jr.

/S/ RAYMOND P. DOLAN	Director	February 27, 2019
Raymond P. Dolan

/S/ ROBERT D. HORMATS	Director	February 27, 2019
Robert D. Hormats

/S/ GUSTAVO LARA CANTU	Director	February 27, 2019
Gustavo Lara Cantu

/S/ GRACE D. LIEBLEIN	Director	February 27, 2019
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 27, 2019
Craig Macnab

/S/ JOANN A. REED	Director	February 27, 2019
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Director	February 27, 2019
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 27, 2019
David E. Sharbutt

/S/ SAMME L. THOMPSON	Director	February 27, 2019
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 27, 2019

We have served as the Company's auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,208.7	$802.1
Restricted cash	96.2	152.8
Short-term investments	—	1.0
Accounts receivable, net	459.0	513.6
Prepaid and other current assets	621.2	568.6
Total current assets	2,385.1	2,038.1
PROPERTY AND EQUIPMENT, net	11,247.1	11,101.0
GOODWILL	5,501.9	5,638.4
OTHER INTANGIBLE ASSETS, net	11,174.3	11,783.3
DEFERRED TAX ASSET	157.7	204.4
DEFERRED RENT ASSET	1,581.7	1,499.0
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	962.6	950.1
TOTAL	$33,010.4	$33,214.3
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$130.8	$142.9
Accrued expenses	948.3	854.3
Distributions payable	377.4	304.4
Accrued interest	174.5	166.9
Current portion of long-term obligations	2,754.8	774.8
Unearned revenue	304.1	268.8
Total current liabilities	4,689.9	2,512.1
LONG-TERM OBLIGATIONS	18,405.1	19,430.3
ASSET RETIREMENT OBLIGATIONS	1,210.0	1,175.3
DEFERRED TAX LIABILITY	535.9	898.1
OTHER NON-CURRENT LIABILITIES	1,265.1	1,244.2
Total liabilities	26,106.0	25,260.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,004.8	1,126.2
EQUITY (shares in thousands):
Preferred stock: $.01 par value; 20,000 shares authorized;
5.50%, Series B, 1,375 shares issued, 0 and 1,375 shares outstanding; aggregate liquidation value of $0.0 and $1.4, respectively	—	0.0
Common stock: $.01 par value; 1,000,000 shares authorized; 451,617 and 437,729 shares issued; and 441,060 and 428,820 shares outstanding, respectively	4.5	4.4
Additional paid-in capital	10,380.8	10,247.5
Distributions in excess of earnings	(1,199.5)	(1,058.1)
Accumulated other comprehensive loss	(2,642.9)	(1,978.3)
Treasury stock (10,557 and 8,909 shares at cost, respectively)	(1,206.8)	(974.0)
Total American Tower Corporation equity	5,336.1	6,241.5
Noncontrolling interests	563.5	586.6
Total equity	5,899.6	6,828.1
TOTAL	$33,010.4	$33,214.3
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES:
Property	$7,314.7	$6,565.9	$5,713.1
Services	125.4	98.0	72.6
Total operating revenues	7,440.1	6,663.9	5,785.7
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property (including stock-based compensation expense of $2.4, $2.1 and $1.7, respectively)	2,128.7	2,022.0	1,762.7
Services (including stock-based compensation expense of $0.9, $0.8 and $0.7, respectively)	49.1	34.6	27.7
Depreciation, amortization and accretion	2,110.8	1,715.9	1,525.6
Selling, general, administrative and development expense (including stock-based compensation expense of $134.2, $105.6, and $87.5, respectively)	733.2	637.0	543.4
Other operating expenses	513.3	256.0	73.3
Total operating expenses	5,535.1	4,665.5	3,932.7
OPERATING INCOME	1,905.0	1,998.4	1,853.0
OTHER INCOME (EXPENSE):
Interest (expense) income, TV Azteca, each net of interest expense of $1.2	(0.1)	10.8	10.9
Interest income	54.7	35.4	25.6
Interest expense	(825.5)	(749.6)	(717.1)
(Loss) gain on retirement of long-term obligations	(3.3)	(70.2)	1.2
Other income (expense) (including foreign currency (losses) gains of ($4.5), $26.4, and ($48.9), respectively)	23.8	31.3	(47.7)
Total other expense	(750.4)	(742.3)	(727.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,154.6	1,256.1	1,125.9
Income tax benefit (provision)	110.1	(30.7)	(155.5)
NET INCOME	1,264.7	1,225.4	970.4
Net (income) loss attributable to noncontrolling interests	(28.3)	13.5	(14.0)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	1,236.4	1,238.9	956.4
Dividends on preferred stock	(9.4)	(87.4)	(107.1)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$1,227.0	$1,151.5	$849.3
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$2.79	$2.69	$2.00
Diluted net income attributable to American Tower Corporation common stockholders	$2.77	$2.67	$1.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	439,606	428,181	425,143
DILUTED	442,960	431,688	429,283
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$1,264.7	$1,225.4	$970.4
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.1)	(0.4)	(0.4)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.3	(0.1)	(0.3)
Adjustment to redeemable noncontrolling interest	78.8	—	—
Purchase of noncontrolling interest	0.5	—	—
Foreign currency translation adjustments, net of tax (benefit) expense of ($2.6), $1.0, and $3.8, respectively	(869.3)	144.4	(202.9)
Other comprehensive (loss) income	(789.8)	143.9	(203.6)
Comprehensive income	474.9	1,369.3	766.8
Comprehensive loss (income) attributable to non-controlling interest	96.9	(109.4)	18.2
Comprehensive income attributable to American Tower Corporation stockholders	$571.8	$1,259.9	$785.0

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2016	6,000	$0.1	1,375	$0.0	426,695	$4.3	(2,810)	$(207.7)	$9,690.6	$(1,837.0)	$(998.5)	$61.0	$6,712.8
Stock-based compensation related activity	—	—	—	—	1,959	0.0	—	—	155.1	—	—	—	155.1
Issuance of common stock—stock purchase plan	—	—	—	—	88	0.0	—	—	7.5	—	—	—	7.5
Issuance of common stock	—	—	—	—	1,171	0.0	—	—	120.8	—	—	—	120.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	(0.3)	—	—	(0.3)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(170.7)	—	(8.7)	(179.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	69.5	9.1	—	160.9	239.5
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(927.8)	—	(927.8)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(107.1)	—	(107.1)
Net income	—	—	—	—	—	—	—	—	—	—	956.4	0.1	956.5
BALANCE, DECEMBER 31, 2016	6,000	$0.1	1,375	$0.0	429,913	$4.3	(2,810)	$(207.7)	$10,043.5	$(1,999.3)	$(1,077.0)	$212.3	$6,976.2
Stock-based compensation related activity	—	—	—	—	2,121	0.0	—	—	195.0	—	—	—	195.0
Issuance of common stock- stock purchase plan	—	—	—	—	93	0.0	—	—	9.0	—	—	—	9.0
Conversion of preferred stock	(6,000)	(0.1)	0	0.0	5,602	0.1	—	—	0.0	—	—	—	0.0
Treasury stock activity	—	—	—	—	—	—	(6,099)	(766.3)	—	—	—	—	(766.3)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	21.5	—	54.6	76.1
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	314.1	314.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(14.3)	(14.3)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,128.6)	—	(1,128.6)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(91.4)	—	(91.4)
Net income	—	—	—	—	—	—	—	—	—	—	1,238.9	19.9	1,258.8
BALANCE, DECEMBER 31, 2017	—	$—	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	—	—	1,782	0.0	—	—	190.4	—	—	—	190.4
Issuance of common stock—stock purchase plan	—	—	—	—	86	0.0	—	—	10.2	—	—	—	10.2
Conversion of preferred stock	—	—	(1,375)	0.0	12,020	0.1	—	—	(0.1)	—	—	—	0.0
Treasury stock activity	—	—	—	—	—	—	(1,648)	(232.8)	—	—	—	—	(232.8)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(744.1)	—	(33.1)	(777.2)
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(15.0)	(15.0)
Purchase of noncontrolling interest							—	—	(16.5)	0.5		(4.5)	(20.5)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—	—	—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,397.3)	—	(1,397.3)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	—	—	1,236.4	29.5	1,265.9
BALANCE, DECEMBER 31, 2018	—	$—	—	$—	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,264.7	$1,225.4	$970.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,110.8	1,715.9	1,525.6
Stock-based compensation expense	137.5	108.5	89.9
Loss (gain) on investments, unrealized foreign currency loss and other non-cash expense	47.3	(18.0)	127.4
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	479.6	242.4	50.7
Loss (gain) on early retirement of long-term obligations	3.3	70.2	(1.2)
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	22.1	20.0	17.7
Deferred income taxes	(303.0)	(86.6)	27.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32.1)	(191.1)	11.4
Prepaid and other assets	(101.7)	(179.9)	(80.0)
Deferred rent asset	(87.6)	(194.4)	(131.7)
Accounts payable and accrued expenses	69.3	95.8	(42.9)
Accrued interest	8.4	9.2	34.4
Unearned revenue	85.8	59.3	16.6
Deferred rent liability	57.9	62.3	67.8
Other non-current liabilities	(14.0)	(13.4)	18.6
Cash provided by operating activities	3,748.3	2,925.6	2,701.7
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(913.2)	(803.6)	(682.5)
Payments for acquisitions, net of cash acquired	(1,881.4)	(2,007.0)	(1,411.3)
Payment for Verizon transaction	—	—	(4.7)
Proceeds from sales of short-term investments and other non-current assets	1,252.2	14.7	13.1
Payments for short-term investments	(1,154.3)	—	(0.8)
Deposits and other	(52.8)	(5.0)	(16.1)
Cash used for investing activities	(2,749.5)	(2,800.9)	(2,102.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	3,263.3	5,359.4	2,446.8
Proceeds from issuance of senior notes, net	584.9	2,674.0	3,236.4
Proceeds from term loan	1,500.0	—	—
Proceeds from issuance of securities in securitization transaction	500.0	—	—
Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases	(4,884.8)	(6,484.4)	(5,093.7)
(Distributions to) contributions from noncontrolling interest holders, net	(14.4)	264.3	238.5
Purchases of common stock	(232.8)	(766.3)	—
Proceeds from stock options and stock purchase plan	98.9	119.7	92.5
Distributions paid on common stock	(1,323.5)	(1,073.0)	(886.1)
Distributions paid on preferred stock	(18.9)	(91.4)	(107.1)
Payment for early retirement of long-term obligations	(3.3)	(75.3)	(0.1)
Deferred financing costs and other financing activities	(56.6)	(40.0)	(26.5)
Purchase of noncontrolling interest	(20.5)	—	—
Cash used for financing activities	(607.7)	(113.0)	(99.3)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(41.1)	6.7	(26.5)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	350.0	18.4	473.6
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	954.9	936.5	462.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,304.9	$954.9	$936.5
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

The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2018, the Company’s REIT-qualified businesses included its U.S. tower leasing business, its operations in Nigeria, most of its operations in Costa Rica and Mexico, a majority of its operations in Germany and a majority of its indoor DAS networks business and services segment. In January 2019, a majority of the Company’s operations in France became part of the REIT.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2018, the Company holds (i) a 51% controlling interest, and MTN Group Limited holds a 49% noncontrolling interest, in each of two joint ventures, one in Ghana and one in Uganda, (ii) a 51% controlling interest, and PGGM holds a 49% noncontrolling interest, in a joint venture that primarily consists of the Company’s operations in Germany and France, (iii) an approximate 81% controlling interest, and South African investors hold an approximate 19% noncontrolling interest, in a subsidiary of the Company in South Africa and (iv) a 63% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

During the year ended December 31, 2018, the Company purchased approximately 6% of the interest in a subsidiary of the Company in South Africa from one of its local partners for $20.5 million, which resulted in an increase in the Company’s controlling interest from approximately 75% to approximately 81%. The purchase is reflected in the consolidated statements of equity as a reduction of Additional paid-in capital of $16.5 million, a decrease in Accumulated other comprehensive loss of $0.5 million and a reduction in Noncontrolling interest of $4.5 million.

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
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues, corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and 51% of its current-year revenues are derived from four tenants.

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

	Year Ended December 31,
	2018	2017	2016
Balance as of January 1,	$131.0	$45.9	$23.1
Current year increases	157.8	87.2	50.0
Write-offs, recoveries and other (1)	(6.4)	(2.1)	(27.2)
Balance as of December 31,	$282.4	$131.0	$45.9
_______________

(1)	Recoveries includes recognition of revenue resulting from collections of previously reserved amounts.
Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is normally the respective local currency, except for Costa Rica, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive loss (“AOCL”) in the consolidated balance sheets and included as a component of Comprehensive income in the consolidated statements of comprehensive income.
Gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany debt for which repayment is not anticipated in the foreseeable future is reflected in AOCL in the consolidated balance sheets and included as a component of comprehensive income.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company recorded the following net foreign currency losses:

	Year Ended December 31,
	2018	2017	2016
Foreign currency losses recorded in AOCL	$385.8	$51.6	$105.0
Foreign currency losses (gains) recorded in Other expense	4.5	(26.4)	48.9
Net foreign currency losses	$390.3	$25.2	$153.9

Adoption of Highly Inflationary Accounting in Argentina—The Argentinean economy was deemed to be highly inflationary as of the second quarter of 2018 and, as a result, the Company adopted highly inflationary accounting as of July 1, 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of its subsidiary in Argentina is considered to be the U.S. Dollar. All monetary and non-monetary assets and liabilities were remeasured at the U.S. Dollar to Argentinean Peso exchange rate of 1 to 29.4 as of June 30, 2018. These amounts became the new basis for those assets and liabilities as of July 1, 2018. Non-monetary assets and liabilities, as well as the corresponding income statement activities such as depreciation, amortization and equity, will continue to be measured at the June 30, 2018 exchange rate. This change did not have a material impact on the Company’s financial statements as Argentina’s assets and revenue are less than 1% of consolidated assets and revenue, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$1,208.7	$802.1	$787.2
Restricted cash	96.2	152.8	149.3
Total cash, cash equivalents and restricted cash	$1,304.9	$954.9	$936.5
Short-Term Investments—Short-term investments consists of highly liquid investments with original maturities in excess of three months.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor and related costs capitalized for the years ended December 31, 2018, 2017 and 2016 were $55.0 million, $50.9 million and $47.7 million, respectively. Capitalized interest costs were not material for the years ended December 31, 2018, 2017 and 2016.
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
During the years ended December 31, 2018, 2017 and 2016, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges, which are discussed in note 16, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
Derivative Financial Instruments—Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCL, as well as a component of comprehensive income, and are recognized in the results of operations when the hedged item affects earnings. Changes in fair value of the ineffective portions of cash flow hedges are recognized in the results of operations. For derivative instruments that are designated and qualify as fair value hedges, changes in value of the derivatives are recorded in Other expense in the consolidated statements of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the period that the change occurs.
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
Income Taxes—As a REIT, the Company generally is not subject to U.S. federal income taxes on income generated by its REIT operations as it receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on certain earnings and continues to be subject to taxation in its foreign jurisdictions. Accordingly, the consolidated financial statements reflect provisions for federal, state, local and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.
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
The Company classifies uncertain tax positions as non-current income tax liabilities in Other non-current liabilities in the consolidated balance sheet, unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Other expense in the consolidated statements of operations.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The AOCL balance included accumulated foreign currency translation losses of $2.6 billion, $2.0 billion and $2.0 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired and liabilities assumed, the Company must estimate the applicable discount rate and the timing and amount of future cash flows, including rate and terms of renewal and attrition.

Revenue—The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to the Consumer Price Index or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2018, 2017 and 2016 were $87.6 million, $194.4 million and $131.7 million, respectively. During the year ended December 31, 2018 the Company entered into agreements with one of its tenants in India, Tata Teleservices Limited (“Tata Teleservices”) and related entities (collectively, “Tata”), for a settlement and release of certain contractual lease obligations of Tata Teleservices for which the Company received a cash settlement payment of $345.5 million.

The new revenue recognition accounting standard, which applies to revenue not recorded under the lease standard, requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On January 1, 2018, the Company adopted the new revenue recognition standard using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under the new standard, while prior-period amounts are not adjusted and continue to be reported in accordance with accounting under the previously applicable guidance.

The Company recorded a net reduction to opening Distributions in excess of earnings in its consolidated balance sheet of $38.4 million as of January 1, 2018 due to the cumulative impact of adopting the new revenue recognition standard. The impact is primarily related to the Company’s site inspection revenue, which is now recognized at the point in time when the inspection service is completed. For the year ended December 31, 2018, the impact of applying the new standard was an increase to revenue of $4.9 million.

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

Since most of the Company’s contracts are leases, costs to enter into lease arrangements are capitalized under the applicable lease accounting guidance. Costs incurred to obtain non-lease contracts that are capitalized primarily relate to DAS networks and are not material to the consolidated financial statements. The Company has excluded sales tax, value-added tax and similar taxes from non-lease revenue.
Non-lease revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 20. A summary of non-lease revenue disaggregated by source and geography is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Year Ended December 31, 2018	U.S.	Asia	EMEA	Latin America	Total
Power and fuel pass-through revenue	$—	$450.0	$140.3	$16.8	$607.1
Other non-lease revenue	273.2	7.0	1.3	102.1	383.6
Total non-lease property revenue	$273.2	$457.0	$141.6	$118.9	$990.7
Services revenue	125.4	—	—	—	125.4
Total non-lease revenue	$398.6	$457.0	$141.6	$118.9	$1,116.1
Property lease revenue	3,548.9	1,083.5	545.7	1,145.9	6,324.0
Total revenue	$3,947.5	$1,540.5	$687.3	$1,264.8	$7,440.1

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
Other non-lease revenue—Other non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis.
Services revenue—The Company offers tower-related services in the United States. These services include AZP and structural analysis. There is a single performance obligation related to AZP, and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural analysis services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.

Some of the Company’s contracts with tenants contain multiple performance obligations. For these arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is typically based on the price charged to tenants.

Information about receivables, contract assets and contract liabilities from contracts with tenants is as follows:

	January 1, 2018	December 31, 2018
Accounts receivable	$222.2	$260.7
Prepaids and other current assets	79.7	103.2
Notes receivable and other non-current assets	24.2	22.2
Unearned revenue	26.6	37.6
Other non-current liabilities	68.5	54.9

The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. The increase in the Unearned revenue for the year ended December 31, 2018 is due to payments received, offset by $79.5 million of revenue recognized during the year ended December 31, 2018, that was included in the Unearned revenue balance as of January 1, 2018. There was $0.5 million of revenue recognized from Other non-current liabilities during the year ended December 31, 2018.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The decrease in unbilled receivables attributable to revenue recognized during the year ended December 31, 2018 was $1.0 million. The change in contract assets attributable to revenue recognized during the year ended December 31, 2018 was $0.4 million.

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
Total property straight-line ground rent expense for the years ended December 31, 2018, 2017 and 2016 was $57.9 million, $62.3 million and $67.8 million, respectively. The Company records a liability for straight-line ground rent expense in Other non-current liabilities. The Company records prepaid ground rent in Prepaid and other current assets and Notes receivable and other non-current assets in the accompanying consolidated balance sheets according to the anticipated period of benefit.
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
The Company grants performance-based restricted stock units (“PSUs”) to its executive officers. Threshold, target and maximum parameters are established for a three-year performance period at the time of grant. The metrics are used to calculate the number of shares that will be issuable when the awards vest, which may range from zero to 200% of the target amounts. The Company recognizes compensation expense for PSUs over the three-year vesting period, subject to adjustment based on the date the employee becomes eligible for retirement benefits as well as performance relative to grant parameters.
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

In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2018, the Company has withheld from issuance an aggregate of 1.7 million shares, including 0.3 million shares related to the vesting of restricted stock units during the year ended December 31, 2018.
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

Earnings Per Common Share—Basic and Diluted—Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including (A) shares issuable upon (i) the vesting of RSUs, (ii) exercise of stock options, and (iii) conversion of the Company’s mandatory convertible preferred stock and (B) shares expected to be earned upon the achievement of the parameters established for PSUs, each to the extent not anti-dilutive. Dilutive common share equivalents also include the dilutive impact of the shares issuable in the Alltel transaction, which is described in note 18. The Company uses the treasury stock method to calculate the effect of its outstanding RSUs, PSUs and stock options and uses the if-converted method to calculate the effect of its outstanding mandatory convertible preferred stock.

Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the years ended December 31, 2018 and 2017, the Company matched 100% of the first 5% of a participant's contributions. For the year ended December 31, 2016, the Company matched 75% of the first 6% of a participant’s contributions. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $11.2 million, $11.0 million and $9.1 million to the plan, respectively.

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

In December 2018, the FASB issued additional guidance with narrow-scope improvements for lessors. The guidance permits lessors, as an accounting policy election, to exclude sales and related taxes from the evaluation of lessor costs, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees and clarifies the lessors’ accounting for variable payments related to both lease and non-lease components.

The lease accounting guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.

The Company plans to adopt the standard using the modified retrospective method applied to lease arrangements that were in place on the transition date. Results for reporting periods beginning January 1, 2019 will be presented under the new standard, while prior-period amounts will not be adjusted and will continue to be reported in accordance with accounting under the previously applicable guidance.

The Company will elect certain available practical expedients that permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases and (iii) initial directs costs for existing leases. As a result, the vast majority of the Company’s ground leases will continue to be accounted for as operating leases under the standard and have recognition patterns similar to those under prior guidance. The

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Company will also elect the practical expedient related to land easements, which permits carryforward accounting treatment of capitalizing long-term easements that have a specified term. The Company will elect to not separate non-lease components from the related lease components and will account for the components together as a single lease component on the transition date.

The Company estimates adoption of the standard will result in recognition of operating lease right of use assets and operating lease liabilities of approximately $7.1 billion and $6.8 billion, respectively, as of January 1, 2019. The right of use assets recorded include, among other items, amounts previously classified as prepaid rent, deferred lease acquisition costs and long-term deferred rent obligations. The Company also expects to record approximately $24.7 million as an adjustment to retained earnings related to right of use assets assets recorded on previously impaired sites. The Company’s capital lease assets, which are disclosed in note 3, and liabilities, which are disclosed in note 8, remain largely unchanged under the lease accounting standard. Although adoption of the standard will require the Company to provide additional disclosures in the financial statements and notes, the Company does not expect the standard will have a material impact on its results of operations or liquidity. The Company does not expect the guidance to have a material impact on its debt covenant compliance.

Other Updates—In January 2017, the FASB issued guidance on accounting for goodwill impairments. The guidance eliminates Step 2 from the goodwill impairment test and requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2017, the FASB issued guidance on hedge and derivative accounting. The guidance simplifies accounting rules around hedge accounting and the disclosures of hedging arrangements. Among other things, the guidance eliminates the need to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company early adopted this guidance during the fourth quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued new guidance on the treatment of tax effects that are presented in other comprehensive income. The guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects as a result of the December 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company early adopted this guidance during the fourth quarter of 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Other Disclosure Requirement Updates

In August 2018, the Securities and Exchange Commission issued a final rule that amends certain of its disclosure requirements. Among other amendments, the final rule extends to interim periods the annual disclosure requirement of presenting changes in stockholders’ equity and the amount of dividends per share for each class of shares and deletes the provisions of the rules that require the presentation of dividends per share on the face of the income statement for interim periods, moving the required disclosure to the analysis of changes in stockholders’ equity. The final rule was effective as of November 5, 2018. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following as of December 31,:

	2018	2017
Prepaid operating ground leases	$165.0	$148.6
Unbilled receivables	126.1	107.9
Prepaid income tax	125.1	136.5
Value added tax and other consumption tax receivables	86.3	64.2
Prepaid assets	40.5	39.6
Other miscellaneous current assets	78.2	71.8
Prepaids and other current assets	$621.2	$568.6

3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under capital leases) consisted of the following as of December 31,:

	Estimated Useful Lives (years) (1)	2018	2017
Towers	Up to 20	$12,777.9	$12,500.5
Equipment (2)	2 - 20	1,667.3	1,423.0
Buildings and improvements	3 - 32	628.5	631.4
Land and improvements (3)	Up to 20	2,285.4	2,112.9
Construction-in-progress		358.1	282.1
Total		17,717.2	16,949.9
Less accumulated depreciation		(6,470.1)	(5,848.9)
Property and equipment, net		$11,247.1	$11,101.0
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	Includes fiber and DAS assets.

(3)	Estimated useful lives apply to improvements only.

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $883.1 million, $835.5 million and $758.9 million, respectively.

As of December 31, 2018, property and equipment included $4,369.5 million and $1,016.2 million of capital lease assets with related equipment and improvements and accumulated depreciation, respectively. As of December 31, 2017, property and equipment included $4,944.2 million and $1,370.4 million of capital lease assets with related equipment and improvements and accumulated depreciation, respectively. As of December 31, 2018 and 2017, capital lease assets were primarily classified as towers and land and improvements.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for the Company’s business segments were as follows:

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2017	$3,379.2	$1,029.3	$150.5	$509.7	$2.0	$5,070.7
Additions (1)	—	0.4	220.9	264.8	—	486.1
Effect of foreign currency translation	—	65.3	33.5	(17.2)	—	81.6
Balance as of January 1, 2018	$3,379.2	$1,095.0	$404.9	$757.3	$2.0	$5,638.4
Additions (2)	3.3	44.5	—	0.4	—	48.2
Effect of foreign currency translation	—	(94.0)	(23.6)	(67.1)	—	(184.7)
Balance as of December 31, 2018	$3,382.5	$1,045.5	$381.3	$690.6	$2.0	$5,501.9
_______________

(1)	Additions consist of $485.1 million resulting from 2017 acquisitions and $1.0 million from revisions to prior-year acquisitions due to measurement period adjustments.

(2)	Additions consist of $47.8 million resulting from 2018 acquisitions and $0.4 million from revisions to prior-year acquisitions due to measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2018			As of December 31, 2017
	Estimated Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
	(years)
Acquired network location intangibles (1)	Up to 20	$4,780.3	$(1,704.9)	$3,075.4	$4,858.8	$(1,525.3)	$3,333.5
Acquired tenant-related intangibles	15-20	11,156.5	(3,147.2)	8,009.3	11,150.9	(2,754.7)	8,396.2
Acquired licenses and other intangibles	3-20	104.1	(14.5)	89.6	58.8	(8.1)	50.7
Economic Rights, TV Azteca (2)	70	—	—	—	14.5	(11.6)	2.9
Total other intangible assets		$16,040.9	$(4,866.6)	$11,174.3	$16,083.0	$(4,299.7)	$11,783.3
_______________

(1)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

(2)
As discussed in note 5, in conjunction with the extinguishment of a note from TV Azteca (as defined in note 5), the Company restructured the Economic Rights Agreement (as defined in note 5) and wrote off the corresponding asset. The intangible asset related to the Commercialization Rights (as defined in note 5) agreement with TV Azteca is included in Acquired licenses and other intangibles.

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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over the estimated useful lives. As of December 31, 2018, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016 was $1,144.1 million, $785.9 million and $699.8 million, respectively. Amortization expense increased for the year ended December 31, 2018 because the Company entered into agreements with Tata for a settlement and release of certain contractual lease obligations of Tata Teleservices. As a result, the Company recorded $327.5 million of accelerated amortization related to the Tata tenant relationship, which was subsequently retired.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Year Ending December 31,
2019	$786.0
2020	765.8
2021	749.6
2022	745.1
2023	740.6

5.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following as of December 31,:

	2018	2017
Long-term prepaid ground rent	$607.5	$552.8
Notes receivable	1.0	83.7
Other miscellaneous assets	354.1	313.6
Notes receivable and other non-current assets	$962.6	$950.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

TV Azteca Note Receivable—In 2000, the Company loaned TV Azteca, S.A. de C.V. (“TV Azteca”), the owner of a major national television network in Mexico, $119.8 million. The loan had an interest rate of 13.11%, payable quarterly, which at the time of issuance was determined to be below market and therefore a corresponding discount was recorded. The term of the loan was 70 years. The Company amortized the discount on the loan to Interest income, TV Azteca, net of interest expense on its consolidated statements of operations using the effective interest method over the term of the loan. As of December 31, 2017, the outstanding balance on the loan was $91.8 million, or $82.9 million, net of discount. On September 25, 2018, TV Azteca paid $59.5 million to extinguish this loan and simultaneously restructured its Economic Rights agreement, which the Company estimated had a fair value of $24.8 million.

TV Azteca Economic Rights and Commercialization Rights—Simultaneous with the signing of the loan agreement in 2000, the Company also entered into a 70-year Economic Rights Agreement with TV Azteca regarding space not used by TV Azteca on approximately 190 of its broadcast towers. In exchange for the issuance of the below market interest rate loan described above and the annual payment of $1.5 million to TV Azteca (under the Economic Rights Agreement), the Company had the right to market and lease the unused tower space on the broadcast towers (the “Economic Rights”). TV Azteca retained title to these towers and was responsible for their operation and maintenance. The Company was entitled to 100% of the revenues generated from leases with tenants on the unused space and was responsible for any incremental operating expenses associated with those tenants.

The Company accounted for the annual payment of $1.5 million as a capital lease by initially recording an asset and a corresponding liability of $18.6 million. The capital lease asset also included the original discount on the note. The capital lease asset and original discount on the note aggregated $30.2 million at the time of the transaction and represented the cost to acquire the Economic Rights. The Economic Rights asset was recorded as an intangible asset and was being amortized over the 70-year life of the Economic Rights Agreement.

In conjunction with the note extinguishment described above, the Company restructured the Economic Rights Agreement into a Commercialization Rights agreement. Under this agreement, the Company has the exclusive right to commercialize available space on approximately 190 TV Azteca broadcast towers for the installation, licensing and operation of equipment for wireless telecommunications service, radio and television broadcasting on the towers (the “Commercialization Rights”) until September 2038, during which time the Company is entitled to all revenues derived from the Commercialization Rights. Subsequent to 2038, the Company is required to pay quarterly to TV Azteca a market rate of 25% of the gross revenues associated with the Commercialization Rights, and annually, TV Azteca has the right to repurchase the Commercialization Rights for the then-market price.

As a result of entering into the Commercialization Rights agreement, the obligations under the capital lease were cancelled and the remaining capital lease liability of $14.1 million, the deferred financing costs of $1.5 million, and the net carrying value of the original Economic Rights asset of $3.0 million were written off, which resulted in a gain of $9.7 million that was recorded in Other income (expense).
6.    ACQUISITIONS

The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets or rights acquired and liabilities assumed, with no recognition of goodwill. For those transactions treated as business combinations, the estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, which may include contingent consideration, residual goodwill and any related tax impact.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The fair value of these net assets acquired are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period for those acquisitions accounted for as business combinations, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date.

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2018 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate acquired businesses or assets efficiently. The Company records acquisition and merger related expenses for business combinations, as well as integration costs for all acquisitions, in Other operating expenses in the consolidated statements of operations.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded the following acquisition and merger related expenses for business combinations and integration costs:

	Year Ended December 31,
	2018	2017	2016

Acquisition and merger related expenses	$14.1	$16.3	$15.9
Integration costs	$16.1	$11.5	$9.9

The Company also recorded aggregate purchase price refunds of $22.2 million during the year ended December 31, 2017. The refunds primarily related to an acquisition in Brazil in 2014 for which the measurement period has closed.

2018 Transactions
The estimated aggregate impact of the 2018 acquisitions on the Company’s revenues and gross margin for the year ended December 31, 2018 was approximately $232.2 million and $83.0 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.
Idea Acquisition—On May 31, 2018, the Company acquired 100% of the outstanding shares of Idea Cellular Infrastructure Services Limited (“Idea”), a telecommunications company that owns and operates approximately 9,700 communications sites in India, for total consideration of approximately 42.8 billion Indian Rupees (“INR”) ($635.5 million at the date of acquisition). This acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the year ended December 31, 2018, the purchase price was reduced to approximately 42.2 billion INR ($625.9 million at the date of acquisition).

Vodafone Acquisition—On March 31, 2018, the Company acquired approximately 10,200 communications sites from Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone”) for an aggregate total purchase price of 38.3 billion INR ($587.9 million at the date of acquisition). Of the aggregate purchase price, $1.1 million is reflected in Accounts payable in the consolidated balance sheet as of December 31, 2018. This acquisition was accounted for as an asset acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Kenya Acquisition— On October 1, 2018, the Company acquired over 700 sites in Kenya from Telkom Kenya Limited for total consideration of $174.1 million, including value added tax. The Company issued a note for $51.8 million of the purchase price, which will be paid either in future installments subject to the satisfaction of specified conditions, or three years from the purchase date. This acquisition was accounted for as an asset acquisition.

Other Acquisitions—During the year ended December 31, 2018, the Company acquired a total of 1,335 communications sites in the United States, Colombia, Mexico, Paraguay and Peru for an aggregate purchase price of $414.5 million. Of the aggregate purchase price, $11.8 million is reflected as a payable in the consolidated balance sheet as of December 31, 2018. The majority of these acquisitions were accounted for as asset acquisitions.

On November 1, 2018, the Company acquired a portfolio of fiber assets and the right to use certain telecommunications poles in Brazil from Cia Energetica de Minas Gerais SA for total consideration of approximately 576.9 million Brazilian Reais (“BRL”) ($155.8 million at the date of acquisition). This acquisition is included in “Other” in the table below and was accounted for as an asset acquisition.

The following table summarizes the allocations of the purchase prices for the fiscal year 2018 acquisitions based upon their estimated fair value at the date of acquisition:

	Asia			EMEA
	Idea		Vodafone (1)	Kenya (2)	Other (3)
	Preliminary Allocation	Updated Allocation
Current assets	$100.7	$82.9	$15.1	$0.1	$3.6
Non-current assets	2.6	11.6	5.8	24.7	5.1
Property and equipment	161.2	161.2	194.6	51.2	271.5
Intangible assets (4):
Tenant-related intangible assets	321.2	323.4	309.5	106.2	191.5
Network location intangible assets	82.9	83.5	88.5	25.6	91.5
Other intangible assets	—	—	—	—	28.7
Current liabilities	(52.5)	(47.4)	(13.1)	—	(3.6)
Deferred tax liability	(20.7)	(17.7)	—	(32.2)	—
Other non-current liabilities	(10.5)	(16.1)	(12.5)	(1.5)	(21.3)
Net assets acquired	584.9	581.4	587.9	174.1	567.0
Goodwill (5)	50.6	44.5	—	—	3.3
Fair value of net assets acquired	635.5	625.9	587.9	174.1	570.3
Debt assumed	—	—	—	—	—
Purchase price	$635.5	$625.9	$587.9	$174.1	$570.3
_______________

(1)	Includes $1.3 million in acquisition and merger related expenses that were capitalized as part of the purchase price.

(2)	Includes $1.7 million in acquisition and merger related expenses that were capitalized as part of the purchase price.

(3)	Other includes 145 sites in Peru held pursuant to long-term capital leases.

(4)	Tenant-related intangible assets, network location intangible assets and other intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(5)	The Company expects the majority of goodwill to be deductible for tax purposes.

2017 Transactions
During the year ended December 31, 2018, post-closing adjustments impacted the following acquisition completed in 2017:

Mexico Acquisition—On November 17, 2017, the Company acquired 100% of the outstanding shares of entities holding urban telecommunications assets in Mexico, including more than 50,000 concrete poles and approximately 2,100 route miles of fiber, for total initial consideration of $505.8 million, including value-added tax. During the year ended December 31, 2018, the purchase price was reduced to $499.7 million due to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The following table summarizes the preliminary and final allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2018.

	Latin America
	Mexico
	Preliminary Allocation (1)	Final Allocation (2)
Current assets	$44.4	$42.5
Non-current assets	—	—
Property and equipment	94.0	102.2
Intangible assets:
Tenant-related intangible assets	153.3	138.0
Network location intangible assets	—	—
Other intangible assets	22.0	20.3
Current liabilities	(28.8)	(27.2)
Deferred tax liability	(38.8)	(36.2)
Other non-current liabilities	(4.5)	(4.5)
Net assets acquired	241.6	235.1
Goodwill (3)	264.2	264.6
Fair value of net assets acquired	505.8	499.7
Debt assumed	—	—
Purchase price	$505.8	$499.7
_______________

(1)	As reported for the year ended December 31, 2017.

(2)	The allocation of the purchase price for the Mexico acquisition was finalized during the year ended December 31, 2018.

(3)	Primarily results from purchase accounting adjustments, which are not deductible for tax purposes.

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2018 acquisitions had occurred on January 1, 2017 and the 2017 acquisitions had occurred on January 1, 2016. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Year Ended December 31,
	2018	2017
Pro forma revenues	$7,610.6	$7,161.0
Pro forma net income attributable to American Tower Corporation common stockholders	$1,218.2	$1,127.6
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$2.77	$2.63
Diluted net income attributable to American Tower Corporation common stockholders	$2.75	$2.61

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

A summary of the value of the Company’s acquisition-related contingent consideration obligations are as follows:

			Year Ended December 31, 2018
	Maximum potential value (1)	Estimated value at December 31, 2018	Additions	Settlements	Change in Fair Value
Ghana	0.6	0.6	—	—	0.0
South Africa	—	—	—	(8.6)	(0.5)
United States	0.3	0.3	—	(0.1)	—
Total	$0.9	$0.9	$—	$(8.7)	$(0.5)
_______________

(1)	The maximum potential value is based on exchange rates at December 31, 2018. The minimum value could be zero.

For more information regarding acquisition-related contingent consideration, see note 11.

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31,:

	2018	2017
Accrued property and real estate taxes	$169.7	$154.4
Amounts payable to tenants	93.5	60.8
Payroll and related withholdings	90.4	82.2
Accrued pass-through costs	71.2	59.7
Accrued rent	61.4	54.0
Accrued income tax payable	57.9	15.3
Accrued construction costs	41.5	31.9
Accrued pass-through taxes	2.2	25.3
Other accrued expenses	360.5	370.7
Accrued expenses	$948.3	$854.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following as of December 31,:

	2018	2017	Contractual Interest Rate (1)	Maturity Date (1)
2018 Term Loan (2)(3)	$1,499.8	$—	3.405%	March 29, 2019
2013 Credit Facility (2)	1,875.0	2,075.6	3.616%	June 28, 2022
2013 Term Loan (2)	994.8	994.5	3.655%	January 31, 2024
2014 Credit Facility (2)	—	495.0	3.655%	January 31, 2024
3.40% senior notes (4)	1,000.0	999.8	3.400%	February 15, 2019
2.800% senior notes	747.8	746.3	2.800%	June 1, 2020
5.050% senior notes	698.7	698.0	5.050%	September 1, 2020
3.300% senior notes	747.2	746.0	3.300%	February 15, 2021
3.450% senior notes	646.3	645.1	3.450%	September 15, 2021
5.900% senior notes	498.4	497.8	5.900%	November 1, 2021
2.250% senior notes	572.7	572.4	2.250%	January 15, 2022
4.70% senior notes	697.4	696.7	4.700%	March 15, 2022
3.50% senior notes	992.6	990.9	3.500%	January 31, 2023
3.000% senior notes	687.5	692.5	3.000%	June 15, 2023
5.00% senior notes	1,002.1	1,002.4	5.000%	February 15, 2024
1.375% senior notes	564.0	589.1	1.375%	April 4, 2025
4.000% senior notes	742.1	741.0	4.000%	June 1, 2025
4.400% senior notes	496.1	495.6	4.400%	February 15, 2026
1.950% senior notes	566.0	—	1.950%	May 22, 2026
3.375% senior notes	986.3	984.8	3.375%	October 15, 2026
3.125% senior notes	397.3	397.1	3.125%	January 15, 2027
3.55% senior notes	743.5	742.8	3.550%	July 15, 2027
3.600% senior notes	691.9	691.1	3.600%	January 15, 2028
Total American Tower Corporation debt	17,847.5	16,494.5

Series 2013-1A Securities (5)	—	499.8	N/A	N/A
Series 2013-2A Securities (6)	1,293.4	1,291.8	3.070%	March 15, 2023
Series 2018-1A Securities (6)	493.5	—	3.652%	March 15, 2028
Series 2015-1 Notes (7)	348.8	348.0	2.350%	June 15, 2020
Series 2015-2 Notes (8)	520.8	520.1	3.482%	June 16, 2025
India indebtedness (9)	240.1	512.6	8.40% - 8.95%	Various
India preference shares (10)	23.9	26.1	10.250%	March 2, 2020
Shareholder loans (11)	59.9	100.6	Various	Various
Other subsidiary debt (12)	152.5	246.1	Various	Various
Total American Tower subsidiary debt	3,132.9	3,545.1
Other debt, including capital lease obligations	179.5	165.5
Total	21,159.9	20,205.1
Less current portion long-term obligations	(2,754.8)	(774.8)
Long-term obligations	$18,405.1	$19,430.3
_______________

(1)	Represents the interest rate or maturity date as of December 31, 2018; interest rate does not reflect the impact of interest rate swap agreements.

(2)	Accrues interest at a variable rate. Interest rates on outstanding balances are calculated using a weighted average.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(3)	Repaid in full subsequent to December 31, 2018. For more information see note 23.

(4)	Repaid in full on the maturity date in February 2019 with borrowings from the 2013 Credit Facility and the 2014 Credit Facility (each defined below).

(5)	Repaid in full on the March 2018 payment date.

(6)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(7)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(8)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(9)
Denominated in INR. Includes India working capital facilities, remaining debt assumed by the Company in connection with the Viom Acquisition (as defined in note 14) and debt that has been entered into by ATC TIPL.

(10)	Mandatorily redeemable preference shares (the “Preference Shares”) denominated in INR and classified as debt. The Company intends to redeem these shares on March 2, 2019.

(11)
Reflects balances owed to the Company’s joint venture partners in Ghana and Uganda. The Ghana loan is denominated in Ghanaian Cedi (“GHS”) and the Uganda loan is denominated in Ugandan Shillings (“UGX”). On August 30, 2018, the Company repaid the remaining 127.2 billion UGX ($33.8 million) under the Uganda loan, including principal and accrued unpaid interest. As a result, no amounts were outstanding under the Uganda loan as of December 31, 2018.

(12)
Includes the BR Towers Debentures (as defined below) and the Brazil Credit Facility (as defined below), which are denominated in BRL and have an original amortization through October 15, 2023 and January 15, 2022, respectively, the South African Credit Facility (as defined below), which is denominated in South African Rand (“ZAR”) and amortizes through December 17, 2020, the Colombian Credit Facility (as defined below), which is denominated in Colombian Pesos (“COP”) and amortizes through April 24, 2021, the Kenya Debt (as defined below), which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and U.S. subsidiary debt related to a seller-financed acquisition. In October 2018, the Company repaid the BR Towers Debentures in full, including any accrued and unpaid interest.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $1.5 billion under its secured term loan entered into on March 29, 2018 (the “2018 Term Loan”), (ii) $1.0 billion under the 3.40% senior unsecured notes due 2019, (iii) 7.1 billion INR ($101.9 million) of India indebtedness, (iv) 294.4 million GHS ($59.9 million) of the shareholder loan owed to the Company’s joint venture partner in Ghana and (v) 1.67 billion INR ($23.9 million) of the Preference Shares classified as debt.

American Tower Corporation Debt
Bank Facilities—In November 2018, the Company entered into amendment agreements with respect to (A) its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), (B) its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (the “2014 Credit Facility”) and (C) its unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”), to, among other things, (i) extend the maturity dates by one year, (ii) increase the commitments under each of the 2013 Credit Facility and the 2014 Credit Facility by $100.0 million to $2.85 billion and $2.1 billion, respectively, (iii) increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the applicable loan agreement) to $4.5 billion and $3.25 billion under the 2013 Credit Facility and the 2014 Credit Facility, respectively, (iv) amend the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (x) $2.5 billion and (y) 50% of Adjusted EBITDA (as defined in the applicable loan agreement) of the Company and its subsidiaries on a consolidated basis, (v) increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $300.0 million to $400.0 million and (vi) add provisions regarding the establishment of an alternative rate of interest in the event that the London Interbank Offered Rate (“LIBOR”) is no longer available. In addition, the amendments to the 2014 Credit Facility and the 2013 Term Loan reduce the Applicable Margins (as defined in the applicable loan agreement) to conform to the Applicable Margins in the 2013 Credit Facility (as defined therein).

2013 Credit Facility—The Company has the ability to borrow up to $2.85 billion under the 2013 Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2018, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $2.3 billion of revolving indebtedness under the 2013 Credit Facility. The Company primarily used the borrowings to fund acquisitions, repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—The Company has the ability to borrow up to $2.1 billion under the 2014 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2018, the Company borrowed an aggregate of $1.1 billion and repaid an aggregate of $1.5 billion of revolving indebtedness under the 2014 Credit Facility. The Company used the borrowings to repay existing indebtedness, including the Secured Tower Revenue Securities, Series 2013-1A (the “Series 2013-1A Securities”), to fund acquisitions and for general corporate purposes.

2018 Term Loan—On March 29, 2018, the Company entered into the 2018 Term Loan, the net proceeds of which were used to repay $1.1 billion of outstanding indebtedness under the 2013 Credit Facility and $445.0 million of outstanding indebtedness under the 2014 Credit Facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The 2018 Term Loan matures on March 29, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.

The 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan. The interest rates on the 2013 Credit Facility, 2014 Credit Facility and 2013 Term Loan range between 0.875% to 1.750% above LIBOR for LIBOR based borrowings or up to 0.750% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. The interest rate on the 2018 Term Loan ranges between 0.625% to 1.500% above LIBOR for LIBOR based borrowings or up to 0.500% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.

As of December 31, 2018, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and 2018 Term loan were as follows:

	Outstanding Principal Balance		Undrawn letters of credit	Maturity Date		Current margin over LIBOR	Current commitment fee (1)
2013 Credit Facility	$1,875.0	(2)	$3.8	June 28, 2022	(3)	1.125%	0.125%
2014 Credit Facility	$—		$6.2	January 31, 2024	(3)	1.125%	0.125%
2013 Term Loan	$1,000.0	(2)	N/A	January 31, 2024		1.125%	N/A
2018 Term Loan	$1,500.0	(2)	N/A	March 29, 2019		0.875%	N/A
_______________
(1)    Fee on undrawn portion of each credit facility.
(2)    Borrowed at LIBOR.
(3)    Subject to two optional renewal periods.
The agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2018 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreements may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2018:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2018	2017	Interest payments due (2)	Issue Date	Par Call Date (3)
3.40% Notes (4)	1,000.0	—	(0.2)	February 15 and August 15	August 19, 2013	N/A
2.800% Notes	750.0	(2.2)	(3.7)	June 1 and December 1	May 7, 2015	May 1, 2020
5.050% Notes	700.0	(1.3)	(2.0)	March 1 and September 1	August 16, 2010	N/A
3.300% Notes	750.0	(2.8)	(4.0)	February 15 and August 15	January 12, 2016	January 15, 2021
3.450% Notes	650.0	(3.7)	(4.9)	March 15 and September 15	August 7, 2014	N/A
5.900% Notes	500.0	(1.6)	(2.2)	May 1 and November 1	October 6, 2011	N/A
2.250% Notes (5)	600.0	(27.3)	(27.6)	January 15 and July 15	September 30, 2016	N/A
4.70% Notes	700.0	(2.6)	(3.3)	March 15 and September 15	March 12, 2012	N/A
3.50% Notes	1,000.0	(7.4)	(9.1)	January 31 and July 31	January 8, 2013	N/A
3.000% Notes (6)	700.0	(12.5)	(7.5)	June 15 and December 15	December 8, 2017	N/A
5.00% Notes (4)	1,000.0	2.1	2.4	February 15 and August 15	August 19, 2013	N/A
1.375% Notes (7)	573.3	(9.3)	(11.1)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(7.9)	(9.0)	June 1 and December 1	May 7, 2015	March 1, 2025
4.400% Notes	500.0	(3.9)	(4.4)	February 15 and August 15	January 12, 2016	November 15, 2025
1.950% Notes (7)	573.3	(7.3)	—	May 22	May 22, 2018	February 22, 2026
3.375% Notes	1,000.0	(13.7)	(15.2)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(2.7)	(2.9)	January 15 and July 15	September 30, 2016	October 15, 2026
3.55% Notes	750.0	(6.5)	(7.2)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(8.1)	(8.9)	January 15 and July 15	December 8, 2017	October 15, 2027
_______________

(1)	Includes unamortized discounts, premiums and debt issuance costs and fair value adjustments due to interest rate swaps.

(2)	Interest payments are due semi-annually for each series of senior notes, except for the 1.375% Notes and the 1.950% Notes, for which interest payments are due annually.

(3)	The Company will not be required to pay a make-whole premium if redeemed on or after the par call date.

(4)
The original issue date for the 3.40% Notes and the 5.00% Notes was August 19, 2013. The issue date for the reopened 3.40% Notes and the reopened 5.00% Notes was January 10, 2014. The 3.40% Notes were repaid on February 15, 2019.

(5)	Includes $24.3 million and $23.7 million fair value adjustment due to interest rate swaps in 2018 and 2017, respectively.

(6)	Includes $7.0 million and $0.8 million fair value adjustment due to interest rate swaps in 2018 and 2017, respectively.

(7)	Notes are denominated in EUR.

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

American Tower Subsidiary Debt

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

Repayment of Series 2013-1A Securities. On the March 2018 payment date, the Company repaid the $500.0 million aggregate principal amount outstanding under the Series 2013-1A Securities pursuant to the terms of the agreements governing such securities. The repayment was funded with borrowings under the 2014 Credit Facility and cash on hand.

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

The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,556 communications sites (the “2015 Secured Sites”) owned by GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.

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

Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Series 2018-1, Subclass R—On March 29, 2018, the Company completed a securitization transaction (the “2018 Securitization”), in which the American Tower Trust I (the “Trust”) issued $500.0 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”). To satisfy the applicable risk retention requirements of Regulation RR promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, such requirements, the “Risk Retention Rules”), the Trust issued, and one of the Company’s affiliates purchased, $26.4 million aggregate principal amount of Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) to retain an “eligible horizontal residual interest” (as defined in the Risk Retention Rules) in an amount equal to at least 5% of the fair value of the 2018 Securities.
The Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities” and, together with the 2018 Securities the “Trust Securities”) issued in a securitization transaction in March 2013 (the “2013 Securitization” and, together with the 2018 Securitization, the “Trust Securitizations”) remain outstanding and are subject to the terms of the Second Amended and Restated Trust and Servicing Agreement entered into in connection with the 2018 Securitization.

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

The component of the Loan corresponding to the Series 2013-2A Securities also remains outstanding and is subject to the terms of the Loan Agreement. The Loan Agreement includes terms and conditions, including with respect to secured assets, substantially consistent with the First Amended and Restated Loan and Security Agreement dated as of March 15, 2013. The 2018 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Second Amended and Restated Loan and Security Agreement among the Trust and the AMT Asset Subs, dated as of March 29, 2018 (the “Loan Agreement”) and were issued in two separate subclasses of the same series. The 2018 Securities represent a pass-through interest in the components of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

the Loan corresponding to the 2018 Securities. The Series 2018-1A Securities have an interest rate of 3.652% and the Series 2018-1R Securities have an interest rate of 4.459%. The 2018 Securities have an expected life of approximately ten years with a final repayment date in March 2048. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2018 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.

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

Under the terms of the Loan Agreement and 2015 Indenture, amounts due will be paid from the cash flows generated by the Trust Sites or the 2015 Secured Sites, respectively, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the Loan Agreement or 2015 Indenture, as applicable. On a monthly basis, after payment of all required amounts under the Loan Agreement or 2015 Indenture, as applicable, including interest payments, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the AMT Asset Subs or GTP Acquisition Partners, as applicable, which can then be distributed to, and used by, the Company.

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

Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR is equal to or below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the Trust Securities, an “amortization period” also commences if, on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Trust Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. If either series of the 2015 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the applicable series of the 2015 Notes, and such series will begin to amortize on a monthly basis from excess cash flow. During an amortization period, all excess cash flow and any amounts in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan or the 2015 Notes, as applicable, on each monthly payment date.

The Loan and the 2015 Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If the prepayment occurs within 12 months of the anticipated repayment date with respect to the Series 2015-1 Notes, 18 months of the anticipated repayment date with respect to the Series 2013-2A Securities or the Series 2015-2 Notes, or 36 months of the anticipated repayment date with respect to the Series 2018 Securities, no prepayment consideration is due.
The Loan Agreement and the 2015 Indenture include operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, the AMT Asset Subs and the GTP Entities, as applicable, are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the Loan Agreement or the 2015 Indenture, as applicable). The organizational documents of the AMT Asset Subs and the GTP Entities contain provisions consistent with rating agency securitization criteria for special purpose entities, including the requirement that they maintain independent directors. The Loan Agreement and the 2015 Indenture also contain certain covenants that require the AMT Asset Subs or GTP Acquisition Partners, as applicable, to provide the respective trustee with regular financial reports and operating budgets, promptly notify such trustee

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

of events of default and material breaches under the Loan Agreement and other agreements related to the Trust Sites or the 2015 Indenture and other agreements related to the 2015 Secured Sites, as applicable, and allow the applicable trustee reasonable access to the sites, including the right to conduct site investigations.

A failure to comply with the covenants in the Loan Agreement or the 2015 Indenture could prevent the AMT Asset Subs or GTP Acquisition Partners, as applicable, from distributing excess cash flow to the Company. Furthermore, if the AMT Asset Subs or GTP Acquisition Partners were to default on the Loan or a series of the 2015 Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the Trust Sites or the 2015 Secured Sites, respectively, in which case the Company could lose the revenue associated with those assets. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes.

Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $63.3 million held in the reserve accounts with respect to the Trust Securitizations and the $16.8 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2018 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.

India Indebtedness—Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2018 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Term loans (1)	16,751	$240.1	8.75% - 8.95%	January 1, 2019 - November 30, 2024
Working capital facilities (2)	—	$—	8.40% - 8.75%	March 18, 2019 - October 23, 2019
_______________

(1)	In January 2019, the Company repaid approximately 5.0 billion INR ($72.0 million) of India indebtedness.

(2)	5.7 billion INR ($81.8 million) of borrowing capacity as of December 31, 2018.
The India indebtedness includes several term loans, with maturities ranging from 1 to 10 years, which are generally secured by the borrower’s short-term and long-term assets. Each of the term loans bear interest at the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Interest rates on the term loans are fixed until certain reset dates. Generally, the term loans can be repaid without penalty on the reset dates; repayments at dates other than the reset dates are subject to prepayment penalties, typically of 1% to 2%. Scheduled repayment terms include either ratable or staggered amortization with repayments typically commencing between 6 and 36 months after the initial disbursement of funds.
The India indebtedness also includes several working capital facilities, most of which are subject to annual renewal, and which are generally secured by the borrower’s short-term and long-term assets. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity.
Preference Shares—On March 2, 2017, ATC TIPL issued 166,666,666 Preference Shares and used the proceeds to redeem the preference shares previously issued by Viom. As of December 31, 2018, ATC TIPL had 166,666,666 Preference Shares outstanding, which are required to be redeemed in cash. Accordingly, the Company recognized debt of 1.67 billion INR ($23.9 million) related to the Preference Shares outstanding on the consolidated balance sheet. The Company intends to redeem the Preference Shares on March 2, 2019.

Other Subsidiary Debt—The Company’s other subsidiary debt includes (i) a credit facility entered into by one of the Company’s South African subsidiaries in December 2015, as amended (the “South African Credit Facility”), (ii) a long-term credit facility entered into by one of the Company’s Colombian subsidiaries in October 2014 (the “Colombian Credit Facility”), (iii) a credit facility entered into by one of the Company’s Brazilian subsidiaries in December 2014 (the “Brazil Credit Facility”) with Banco Nacional de Desenvolvimento Econômico e Social and (iv) a note entered into by one of the Company’s subsidiaries in October 2018 in connection with the acquisition of sites in Kenya (the “Kenya Debt”). In 2017, the Company’s other subsidiary debt also

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

included publicly issued simple debentures in Brazil (the “BR Towers Debentures”) issued by a subsidiary of BR Towers and assumed by the Company in its acquisition of BR Towers. The BR Towers Debentures were repaid in 2018.

Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Denominated Currency) (1)		Carrying Value (USD) (1)		Interest Rate	Maturity Date
	2018	2017	2018	2017
South African Credit Facility (2)	577.4	866.0	$40.2	$69.9	9.10%	December 17, 2020
Colombian Credit Facility (3)	109,193.8	138,740.3	$33.6	$46.5	8.14%	April 24, 2021
Brazil Credit Facility (4)	94.7	122.4	$24.4	$37.0	Various	January 15, 2022
Kenya Debt (5)	51.8	$—	$51.8	$—	8.00%	October 1, 2021
U.S. Subsidiary Debt (6)	2.5	—	$2.5	$—	—%	January 1, 2022
BR Towers Debentures (7)	—	306.8	$—	$92.7	N/A	N/A
_______________

(1)	Includes applicable deferred financing costs.

(2)
Denominated in ZAR, with an original principal amount of 830.0 million ZAR. On December 23, 2016, the borrower borrowed an additional 500.0 million ZAR. Debt accrues interest at a variable rate. The borrower no longer maintains the ability to draw on the South African Credit Facility.

(3)
Denominated in COP, with an original principal amount of 200.0 billion COP. Debt accrues interest at a variable rate. The loan agreement for the Colombian Credit Facility requires that the borrower manage exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. The borrower no longer maintains the ability to draw on the Colombian Credit Facility.

(4)
Denominated in BRL, with an original principal amount of 271.0 million BRL. Debt accrues interest at a variable rate. The borrower no longer maintains the ability to draw on the Brazil Credit Facility.

(5)
Denominated in USD, with an original principal amount of $51.8 million. The loan agreement for the Kenya Debt requires that the debt be paid either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date.

(6)	Related to a seller-financed acquisition. Denominated in USD with an original principal amount of $2.5 million.

(7)	Denominated in BRL, with an original principal amount of 300.0 million BRL. Debt accrued interest at a variable rate. In October 2018, the BR Towers Debentures were repaid in full.

Pursuant to the agreements governing the South African Credit Facility and the Colombian Credit Facility, payments of principal and interest are generally payable quarterly in arrears. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The South African Credit Facility may be prepaid in whole or in part without prepayment consideration. The Colombian Credit Facility may be prepaid in whole or in part at any time, subject to certain limitations and prepayment consideration.

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

	2018	2017	Contractual Interest Rate	Maturity Date
Ghana loan (1)	$59.9	$66.5	21.87%	December 31, 2019
Uganda loan (2)	$—	34.1	N/A	N/A

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

_______________

(1)	Denominated in GHS. As of December 31, 2018, the aggregate principal amount outstanding under the Ghana loan was 294.4 million GHS.

(2)
Denominated in UGX. On August 30, 2018, the Company repaid the remaining 127.2 billion UGX ($33.8 million) under the Uganda loan, including principal and accrued unpaid interest. As a result, no amounts were outstanding under the Uganda loan as of December 31, 2018.

Capital Lease and Other Obligations—The Company’s capital lease and other obligations approximated $179.5 million and $165.5 million as of December 31, 2018 and 2017, respectively. These obligations are secured by the related assets, bear interest at rates of 3.36% to 9.25%, and mature in periods ranging from less than one year to approximately 75 years.
Maturities—Aggregate principal maturities of long-term debt, including capital leases, for the next five years and thereafter are expected to be:

Year Ending December 31,
2019	$2,754.8
2020	1,884.4
2021	2,014.2
2022	3,238.8
2023	3,043.1
Thereafter	8,367.9

Total cash obligations	21,303.2
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(143.3)

Balance as of December 31, 2018	$21,159.9

9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following as of December 31,:

	2018	2017
Deferred rent liability	$506.7	$467.0
Unearned revenue	504.6	509.2
Other miscellaneous liabilities	253.8	268.0
Other non-current liabilities	$1,265.1	$1,244.2

10.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2018	2017
Beginning balance as of January 1,	$1,175.3	$965.5
Additions	39.6	33.4
Accretion expense	83.6	94.5
Revisions in estimates (1)	(81.5)	86.6
Settlements	(7.0)	(4.7)
Balance as of December 31,	$1,210.0	$1,175.3

_______________

(1)
Revisions in estimates include a decrease to the liability of $49.4 million and an increase to the liability of $13.0 million related to foreign currency translation for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the estimated undiscounted future cash outlay for asset retirement obligations was $2.7 billion.

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

Items Measured at Fair Value on a Recurring Basis—The fair value of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value was as follows:

	December 31, 2018			December 31, 2017
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	$—	—	—	$1.0	—	—
Embedded derivative in lease agreement	—	—	$11.5	—	—	$12.4
Liabilities:
Interest rate swap agreements	—	$33.8	—	—	$29.0	—
Acquisition-related contingent consideration	—	—	$0.9	—	—	$10.1
Fair value of debt related to interest rate swap agreements	$(31.3)	—	—	$(24.5)	—	—
Redeemable noncontrolling interests	—	—	$1,004.8	—	—	$1,126.2
_______________

(1)	Consists of highly liquid investments with original maturities in excess of three months.

Interest Rate Swap Agreements

The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. For derivative instruments that are designated and qualify as fair value hedges, changes in the value of the derivatives are recognized in the consolidated statement of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the change in fair value for the effective portion of the cash flow hedges in AOCL in the consolidated balance sheets and reclassifies a portion of the value from AOCL into Interest expense on a quarterly basis as the cash flows from the hedged item affects earnings. The Company records the settlement of interest rate swap agreements in (Loss) gain on retirement of long-term obligations in the consolidated statements of operations in the period in which the settlement occurs.

The Company entered into three interest rate swap agreements with an aggregate notional value of $500.0 million related to the 3.000% senior unsecured notes due 2021 (the “3.000% Notes”). These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 3.000% Notes resulting from changes in interest rates. The interest rate swap agreements require the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 3.000% through June 15, 2023.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company entered into three interest rate swap agreements with an aggregate notional value of $600.0 million related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 2.250% Notes resulting from changes in interest rates. The interest rate swap agreements require the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 2.250% through January 15, 2022.

The fair value of the interest rate swap agreements in the U.S. at December 31, 2018 and 2017 was $33.5 million and $28.5 million, respectively, and were included in Other non-current liabilities on the consolidated balance sheets. During the year ended December 31, 2018, the Company recorded net fair value adjustments of $1.7 million related to interest rate swaps and the change in fair value of debt due to interest rate swaps in Other expense in the consolidated statement of operations.

One of the Company’s Colombian subsidiaries is party to an interest rate swap agreement with an aggregate notional value of 55.0 billion COP ($16.9 million) with certain of the lenders under the Colombian Credit Facility. The interest rate swap agreement, which was designated as a cash flow hedge at inception, was entered into to manage exposure to variability in interest rates on debt. The interest rate swap agreement requires the payment of a fixed interest rate of 5.74% and pays variable interest at the three-month Inter-bank Rate (IBR) through the earlier of termination of the underlying debt or April 24, 2021. The notional value is reduced in accordance with the repayment schedule under the Colombian Credit Facility. The fair value of the interest rate swap agreements in Colombia at December 31, 2018 and 2017 was $0.3 million and $0.5 million, respectively, and were included in Other non-current liabilities on the consolidated balance sheets.

Embedded Derivative in Lease Agreement
In connection with the acquisition of communications sites in Nigeria, the Company entered into a site lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the U.S. consumer price index was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the consolidated balance sheets. The fair value of the Company’s embedded derivative is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows over the period in which the associated payment is expected to be received and applies a discount factor that captures uncertainties in the future periods associated with the expected payment. During the year ended December 31, 2018, the Company recorded $0.9 million of fair value adjustments, which were recorded in Other expense in the consolidated statement of operations.

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
As of December 31, 2018, the Company estimates that the value of all potential acquisition-related contingent consideration required payments to be between $0.0 million and $0.9 million. The changes in fair value of the contingent consideration were as follows during the years ended December 31,:

	2018	2017
Balance as of January 1	$10.1	$15.4
Additions	—	—
Settlements	(8.7)	—
Change in fair value	(0.9)	(6.3)
Foreign currency translation adjustment	0.4	1.0
Balance as of December 31	$0.9	$10.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Redeemable Noncontrolling Interests

The Company records the carrying amount of the redeemable noncontrolling interests as described in note 14. The fair value of redeemable noncontrolling interests is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows and applies a discount factor that captures uncertainties in the future periods. If required, the Company adjusts the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to net income (loss) attributable to noncontrolling interests.

The recurring Level 3 fair value measurements of the Company’s embedded derivative in lease agreement, acquisition-related contingent consideration and redeemable noncontrolling interests include the following significant unobservable inputs as of December 31, 2018:

	Significant Unobservable Input	Range
Embedded derivative in lease agreement	Discount rate	10.93% - 13.96%
Acquisition-related contingent consideration	Probability of payout	0.00% - 100.00%
Redeemable noncontrolling interests	Revenue growth	3.16% - 12.87%
	Long-term growth rate	4.00%
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.

During the year ended December 31, 2018, certain long-lived assets held and used with a carrying value of $22.4 billion were written down to their net realizable value as a result of an asset impairment charge of $394.0 million. During the year ended December 31, 2017, certain long-lived assets held and used with a carrying value of $21.7 billion were written down to their net realizable value as a result of an asset impairment charge of $211.4 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.

There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2018.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2018 and 2017 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2018, the carrying value and fair value of long-term obligations, including the current portion, were $21.2 billion and $21.1 billion, respectively, of which $13.4 billion was measured using Level 1 inputs and $7.7 billion was measured using Level 2 inputs. As of December 31, 2017, the carrying value and fair value of long-term obligations, including the current portion, were $20.2 billion and $20.6 billion, respectively, of which $13.3 billion was measured using Level 1 inputs and $7.3 billion was measured using Level 2 inputs.

12.    INCOME TAXES
Beginning in the taxable year ended December 31, 2012, the Company has filed, and intends to continue to file, U.S. federal income tax returns as a REIT, and its domestic TRSs filed, and intend to continue to file, separate tax returns as required. The Company also files tax returns in various states and countries. The Company’s state tax returns reflect different combinations of the Company’s subsidiaries and are dependent on the connection each subsidiary has with a particular state and form of organization. The following information pertains to the Company’s income taxes on a consolidated basis.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The income tax provision from continuing operations consisted of the following for the years ended December 31,:

	2018	2017	2016
Current:
Federal	$(1.4)	$(0.1)	$(26.5)
State	(1.8)	(3.8)	(2.0)
Foreign	(189.7)	(113.4)	(100.1)
Deferred:
Federal	4.0	0.2	(0.6)
State	0.7	1.0	(0.3)
Foreign	298.3	85.4	(26.0)
Income tax benefit (provision)	$110.1	$(30.7)	$(155.5)

The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2018, 2017 and 2016 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its NOLs, subject to specified limitations.

The Tax Act significantly changed how the U.S. taxes corporations. The Tax Act contained several key provisions including, among other things, a reduction in the corporate income rate from 35% to 21% for tax years beginning after December 31, 2017. As a result of this change in tax rate, the rate at which the Company’s deferred tax assets of the Company’s TRSs decreased, resulting in additional tax expense of $2.4 million, which did not significantly impact the Company's effective tax rate. As of December 31, 2017, the analysis of the full impact of the Tax Act on the Company was considered provisional and subject to further analysis. As of December 31, 2018 the Company has completed its analysis and all amounts are considered final. There were no material changes to the provisional impact.
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

The change in the income tax (benefit) provision for the year ended December 31, 2018 was primarily attributable to receipt of the payment associated with the Tata settlement and the deferred benefit resulting from impairment charges and accelerated amortization taken in the same foreign jurisdiction. The net impact from restructuring was primarily due to a benefit of $85.7 million which resulted from the restructuring of foreign operations in certain jurisdictions.

Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows for the years ended December 31,:

	2018	2017	2016
Statutory tax rate	21%	35%	35%
Adjustment to reflect REIT status (1)	(21)	(35)	(35)
Foreign taxes	(8)	1	5
Foreign withholding taxes	4	3	4
Uncertain tax positions	—	—	5
Changes in tax laws	—	(2)	—
Impact from restructuring	(6)	—	—
Effective tax rate	(10)%	2%	14%
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(1)    As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.
The domestic and foreign components of income from continuing operations before income taxes are as follows for the years ended December 31,:

	2018	2017	2016
United States	$1,212.7	$971.2	$882.6
Foreign	(58.1)	284.9	243.3
Total	$1,154.6	$1,256.1	$1,125.9

The components of the net deferred tax asset and liability and related valuation allowance were as follows as of December 31,:

	2018	2017
Assets:
Net operating loss carryforwards	$264.9	$287.0
Accrued asset retirement obligations	165.7	157.0
Stock-based compensation	6.3	3.9
Unearned revenue	28.3	19.3
Unrealized loss on foreign currency	12.9	27.4
Other accruals and allowances	78.6	50.2
Items not currently deductible and other	26.2	28.0
Liabilities:
Depreciation and amortization	(757.0)	(1,073.9)
Deferred rent	(36.9)	(35.9)
Other	(15.3)	(14.7)
Subtotal	(226.3)	(551.7)
Valuation allowance	(151.9)	(142.0)
Net deferred tax liabilities	$(378.2)	$(693.7)

At December 31, 2018 and 2017, the Company has provided a valuation allowance of $151.9 million and $142.0 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2018 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2018	2017	2016
Balance as of January 1,	$142.0	$144.4	$137.0
Additions (1)	15.7	11.6	14.1
Reversals	—	(9.1)	—
Foreign currency translation	(5.8)	(4.9)	(6.7)
Balance as of December 31,	$151.9	$142.0	$144.4
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

Despite a mandatory one-time inclusion in U.S. taxable income of accumulated earnings of foreign subsidiaries under the Tax Act for the year ended December 31, 2017, the Company intends to continue to reinvest foreign earnings indefinitely outside of the U.S. and does not expect to incur any significant additional taxes, including withholding taxes, related to such amounts.
At December 31, 2018, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2019 to 2023	$—	$142.9	$46.0
2024 to 2028	141.7	378.4	142.7
2029 to 2033	—	13.9	4.5
2034 to 2038	10.6	135.4	—
Indefinite carryforward	9.6	—	746.5
Total	$161.9	$670.6	$939.7

As of December 31, 2018 and 2017, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $93.7 million and $105.8 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2018 includes additions to the Company’s existing tax positions of $8.4 million.

The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $2.7 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows for the years ended December 31,:

	2018	2017	2016
Balance at January 1	$116.7	$107.6	$28.1
Additions based on tax positions related to the current year	8.1	7.6	82.9
Additions and reductions for tax positions of prior years	0.3	—	—
Foreign currency	(8.1)	1.9	(0.2)
Reduction as a result of the lapse of statute of limitations	(2.6)	(0.4)	(3.2)
Reduction as a result of effective settlements	(6.7)	—	—
Balance at December 31	$107.7	$116.7	$107.6

During the years ended December 31, 2018, 2017 and 2016, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $9.3 million, $0.4 million and $3.2 million, respectively, in the liability for uncertain tax benefits.
The Company recorded penalties and tax-related interest expense to the tax provision of $8.0 million, $5.0 million and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the years ended December 31, 2018, 2017 and 2016 by $16.2 million, $0.6 million and $3.4 million, respectively.
As of December 31, 2018 and 2017, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $19.1 million and $29.0 million, respectively.

The Company has filed for prior taxable years, and for its taxable year ended December 31, 2018 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2018.

13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2018, the Company had the ability to grant stock-based awards with respect to an aggregate of 7.7 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the years ended December 31, 2018, 2017 and 2016, the Company recorded and capitalized the following stock-based compensation expenses:

	2018	2017	2016
Stock-based compensation expense	$137.5	$108.5	$89.9
Stock-based compensation expense capitalized as property and equipment	2.0	1.6	1.4
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

There were no options granted during the year ended December 31, 2018. Key assumptions used to apply the Black-Scholes option pricing model were as follows (percentages and years disclosed in full amounts):

	2017	2016
Range of risk-free interest rate	1.88%-1.94%	1.00%-1.73%
Weighted average risk-free interest rate	1.89%	1.44%
Range of expected life of stock options	5.2 years	4.5 - 5.2 years
Range of expected volatility of the underlying stock price	18.95% - 19.45%	20.59% - 21.45%
Weighted average expected volatility of underlying stock price	19.05%	21.43%
Range of expected annual dividend yield	2.40%	1.85% - 2.40%
The weighted average grant date fair value per share during the years ended December 31, 2017 and 2016 was $16.84 and $14.60, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $98.8 million, $100.3 million and $77.6 million, respectively. As of December 31, 2018, total unrecognized compensation expense related to unvested stock options was $4.5 million and is expected to be recognized over a weighted average period of approximately one year. The amount of cash received from the exercise of stock options was $88.7 million during the year ended December 31, 2018.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company’s option activity for the year ended December 31, 2018 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	5,557,561	$81.32
Granted	—	—
Exercised	(1,242,536)	71.41
Forfeited	(57,555)	94.66
Expired	—	—
Outstanding as of December 31, 2018	4,257,470	$84.03	5.18	$315.7
Exercisable as of December 31, 2018	3,360,226	$81.10	4.76	$259.0
Vested or expected to vest as of December 31, 2018	4,257,470	$84.03	5.18	$315.7
The following table sets forth information regarding options outstanding at December 31, 2018 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$28.39 - $62.00	594,690	$56.69	2.67	594,690	$56.69
$71.07 - $74.06	14,717	73.26	4.48	14,717	73.26
$76.90 - $77.75	559,293	76.91	4.00	559,293	76.91
$81.18 - $94.23	983,105	81.55	4.98	967,146	81.43
$94.57 - $94.71	2,070,809	94.62	6.28	1,213,187	94.60
$96.46 - $121.15	34,856	109.92	7.38	11,193	107.20
$28.39 - $121.15	4,257,470	$84.03	5.18	3,360,226	$81.10
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2018 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2018 (1)	1,742,725	$102.60	444,031	$102.81
Granted (2)	686,789	144.96	300,651	116.71
Vested and Released (3)	(682,311)	98.24	(120,171)	100.35
Forfeited	(97,230)	116.37	—	—
Outstanding as of December 31, 2018	1,649,973	$121.23	624,511	$109.97
Expected to vest as of December 31, 2018	1,649,973	$121.23	624,511	$109.97
Vested and deferred as of December 31, 2018 (4)	32,596	$119.14	—	$—
_______________

(1)
PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2017 PSUs and the 2016 PSUs (each defined below), or 154,520 and 169,340 shares, respectively, and the shares issuable at the end of the three-year vesting period for the PSUs granted in 2015 (the “2015 PSUs”), based on achievement against the performance metrics for the first, second and third year’s performance periods, or 120,171 shares.

(2)
PSUs represent the shares above target that are issuable for the 2016 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 169,340 shares, and the target number of shares issuable at the end of the three-year performance period for the 2018 PSUs, or 131,311 shares.

(3)	PSUs consist of shares vested pursuant to the 2015 PSUs. There are no additional shares to be earned related to the 2015 PSUs. RSUs exclude 32,596 shares that are vested and deferred.

(4)	Vested and deferred RSUs are related to deferred compensation for certain former employees.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2018 was $115.1 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Restricted Stock Units—As of December 31, 2018, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $111.8 million and is expected to be recognized over a weighted average period of approximately two years.

Performance-Based Restricted Stock Units—During the years ended December 31, 2018, 2017 and 2016, the Company’s Compensation Committee granted an aggregate of 131,311 PSUs (the “2018 PSUs”), 154,520 PSUs (the “2017 PSUs”), and 169,340 PSUs (the “2016 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2018 PSUs, the 2017 PSUs and the 2016 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

On July 26, 2018, the Company changed the vesting terms of the PSU award agreements in the event of a participant’s death, disability or qualified retirement (each as defined in the applicable award agreement) for all plan participants with the exception of its Chief Executive Officer.

During the year ended December 31, 2018, the Company recorded $52.2 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. This amount included $19.1 million of incremental compensation that was accelerated in the third quarter due to the changes in vesting terms. The remaining unrecognized compensation expense related to these awards at December 31, 2018, was $8.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.

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

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited (“Tata Sons”), Tata Teleservices, IDFC Private Equity Fund III (“IDFC”), Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”). During the year ended December 31, 2018, pursuant to the terms of the Shareholders Agreement, the Company merged its other wholly-owned India subsidiaries into ATC TIPL. As a result, the Company’s controlling interest in ATC TIPL increased from 51% to 63%, which resulted in an increase in the Company’s additional paid-in capital of $28.1 million. Similarly, the noncontrolling interest was reduced from 49% to 37%, and a corresponding adjustment to reduce the redeemable noncontrolling interest value by $28.1 million was recorded during the year ended December 31, 2018. In addition, the Company reclassified $78.8 million of previously recorded accumulated other comprehensive loss to additional paid-in capital due to the change in ownership of ATC TIPL.

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

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, and (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to Net income attributable to noncontrolling interests. Due primarily to the impact of impairment charges on net income and, as a result, on the carrying value of the noncontrolling interests, the Company adjusted noncontrolling interests by $86.7 million for the year ended December 31, 2018.

The put options may be exercised, requiring the Company to purchase the Remaining Shareholders’ equity interests, on specified dates through March 31, 2021. The price of the put options will be based on the fair market value of the exercising Remaining Shareholders’ interest in the Company’s India operations at the time the option is exercised. Put options held by certain of the Remaining Shareholders are subject to a floor price of 216 INR.

In the fourth quarter of 2018, Tata Teleservices delivered to the Company notice of exercise of their put options under the Shareholders Agreement with respect to 50% of their combined holdings with Tata Sons of ATC TIPL. Also in the fourth quarter of 2018, IDFC delivered notice to the Company of exercise of its put option under the Shareholders Agreement with respect of 100% of its holdings of ATC TIPL. The Company expects to complete the redemption of the put shares, subject to regulatory approval, for total consideration of INR 29.4 billion (approximately $420.0 million) in the first half of 2019. As a result of the redemption, the Company’s controlling interest in ATC TIPL would increase to approximately 79%.

The changes in Redeemable noncontrolling interests for the year ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Balance as of January 1,	$1,126.2	$1,091.3	$—
Fair value at acquisition	—	—	1,100.9
Net (loss) income attributable to noncontrolling interests	(87.9)	(33.4)	13.9
Adjustment to noncontrolling interest redemption value	86.7	—	—
Adjustment to noncontrolling interest due to merger	(28.1)	—	—
Foreign currency translation adjustment attributable to noncontrolling interests	(92.1)	68.3	(23.5)
Balance as of December 31,	$1,004.8	$1,126.2	$1,091.3

15.    EQUITY

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

Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the year ended December 31, 2018, the Company received an aggregate of $98.9 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

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

During the year ended December 31, 2018, the Company repurchased 1,647,489 shares of its common stock under the 2011 Buyback for an aggregate of $232.8 million, including commissions and fees. As of December 31, 2018, the Company had repurchased a total of 14,003,543 shares of its common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
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

Distributions—During the years ended December 31, 2018, 2017 and 2016, the Company declared the following cash distributions:

	For the year ended December 31,
	2018		2017		2016
	Distribution per share	Aggregate Payment Amount (in millions)	Distribution per share	Aggregate Payment Amount (in millions)	Distribution per share	Aggregate Payment Amount (in millions)
Common Stock	$3.15	$1,389.8	$2.62	$1,122.5	$2.17	$923.7
Series A Preferred Stock (1)	$—	$—	$2.63	$15.8	$5.25	$31.5
Series B Preferred Stock	$13.75	$18.9	$55.00	$75.6	$55.00	$75.6
_______________
(1) 5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), which converted into shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series A Preferred Stock in 2017.

The following table characterizes the tax treatment of distributions declared per share of common stock and Mandatory Convertible Preferred Stock.

	For the year ended December 31,
	2018			2017			2016
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$3.1500	(1)	100.00%	$2.6200		100.00%	$2.1700		100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$3.1500		100.00%	$2.6200		100.00%	$2.1700		100.00%
Series A Preferred Stock
Ordinary dividend	$—		—%	$3.3643	(2)	100.00%	$6.4578	(3)	100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$—		—%	$3.3643		100.00%	$6.4578		100.00%
Series B Preferred Stock (4)
Ordinary dividend	$2.1314	(5)	100.00%	$6.5233	(6)	100.00%	$5.5000		100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$2.1314		100.00%	$6.5233		100.00%	$5.5000		100.00%
_______________

(1)	Includes dividend declared on December 4, 2018 of $0.84 per share, which was paid on January 14, 2019 to common stockholders of record at the close of business on December 27, 2018.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(2)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on April 27, 2017.

(3)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on June 17, 2016.

(4)	Represents the tax treatment on dividends per depositary share, each of which represents a 1/10th interest in a share of Series B Preferred Stock.

(5)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on January 18, 2018.

(6)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on April 12, 2017.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $13.7 million and $10.1 million as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company paid $4.3 million of distributions payable upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined and subject to adjustment by the Company’s Board of Directors.

16.    OTHER OPERATING EXPENSE
Other operating expense consists primarily of impairment charges, net losses on sales or disposals of assets and other operating expense items. The Company records impairment charges to write down certain assets to their net realizable value after an indicator of impairment is identified and subsequent analysis determines that the asset is either partially recoverable or not recoverable. These assets consisted primarily of towers, which are typically assessed on an individual basis, network location intangibles, which relate directly to towers, and tenant-related intangibles, which are assessed on a tenant basis. For the years ended December 31, 2018, 2017 and 2016, impairment charges included amounts related to land easements. Net losses on sales or disposals of assets primarily relate to certain non-core towers, other assets and miscellaneous items. Other operating expenses includes acquisition-related costs and integration costs.
Other operating expenses included the following for the years ended December 31,:

	2018	2017	2016
Impairment charges	$394.0	$211.4	$28.5
Net losses on sales or disposals of assets	85.6	32.8	25.1
Other operating expenses (1)	33.7	11.8	19.7
Total Other operating expenses	$513.3	$256.0	$73.3
_______________

(1)	For the year ended December 31, 2017, the amount also includes refunds of acquisition costs and a charitable contribution.
Impairment charges included the following for the years ended December 31,:

	2018	2017	2016
Tower and network location intangible assets	$284.9	$108.7	$18.0
Tenant relationships	107.3	100.1	—
Other	1.8	2.6	10.5
Total impairment charges	$394.0	$211.4	$28.5

On February 28, 2018, one of the Company’s tenants in Asia, Aircel Ltd.’s (“Aircel”), filed for bankruptcy protection with the National Company Law Tribunal of India. The bankruptcy process is ongoing and the ultimate outcome has yet to be determined. The Company performed an impairment test based on current expectations of the impact of the bankruptcy on projected cash flows for assets related to Aircel. These assets primarily consisted of towers, network location intangibles and tenant-related intangibles. As a result, an impairment of $40.1 million was recorded on the tower and network location intangible assets. The Company also fully impaired the tenant relationship for Aircel, which resulted in an impairment of $107.3 million during the year ended December 31, 2018.

In October 2017, one of the Company’s tenants in Asia, Tata Teleservices, informed the Department of Telecommunications in India of its intent to exit the wireless telecommunications business and announced plans to transfer its business to another telecommunications provider. In October 2018, the Company entered into agreements with Tata for a settlement and release of certain contractual lease obligations of Tata. The Company performed an impairment test based on current expectations of the impact of the settlement on projected cash flows for assets related to Tata. These assets consisted primarily of towers, network

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

location intangibles and tenant-related intangibles. As a result, an impairment of $164.2 million was recorded on the tower and network location intangible assets.

During the year ended December 31, 2018, the Company recorded an additional $54.0 million of impairments on tower and network location intangible assets related to other carrier consolidation-driven churn in India. During the year ended December 31, 2017, $81.0 million of impairment charges on tower and network location intangible assets and all impairment charges on tenant relationships related to carrier consolidation-driven churn in India.

17.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2018	2017	2016
Net income attributable to American Tower Corporation stockholders	$1,236.4	$1,238.9	$956.4
Dividends on preferred stock	(9.4)	(87.4)	(107.1)
Net income attributable to American Tower Corporation common stockholders	1,227.0	1,151.5	849.3

Basic weighted average common shares outstanding	439,606	428,181	425,143
Dilutive securities	3,354	3,507	4,140
Diluted weighted average common shares outstanding	442,960	431,688	429,283
Basic net income attributable to American Tower Corporation common stockholders per common share	$2.79	$2.69	$2.00
Diluted net income attributable to American Tower Corporation common stockholders per common share	$2.77	$2.67	$1.98

Shares Excluded From Dilutive Effect

The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2018	2017	2016
Restricted stock awards	—	3	6
Stock options	—	4	817
Preferred stock	1,456	14,040	17,509

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,280 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2018, the Company has purchased an aggregate of 149 of the subleased towers upon expiration of the applicable agreement, including 61

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

towers purchased during the year ended December 31, 2018 for an aggregate purchase price of $22.2 million. The aggregate purchase option price for the remaining towers leased and subleased is $891.5 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. During the year ended December 31, 2016, the Company exercised the purchase options for 1,523 towers and provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of December 31, 2018, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the subleased towers was $10.4 million as of December 31, 2018.
Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. Taxing authorities may issue preliminary notices or assessments while audits are being conducted. In certain jurisdictions, taxing authorities may issue assessments with minimal examination. These notices and assessments do not represent amounts that the Company is obligated to pay and are often not reflective of the actual tax liability for which the Company will ultimately be liable. The Company evaluates the circumstances of each notification or assessment based on the information available and records a liability for any potential outcome that is probable or more likely than not unfavorable if the liability is also reasonably estimable.
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
Lease Obligations—The Company leases certain land, office and tower space under operating leases that expire over various terms. Many of the leases contain renewal options with specified increases in lease payments upon exercise of the renewal option. Escalation clauses present in operating leases, excluding those tied to a consumer price index or other inflation-based indices, are recognized on a straight-line basis over the non-cancellable term of the applicable leases.
Future minimum rental payments under non-cancellable operating leases include payments for certain renewal periods at the Company’s option because failure to renew could result in a loss of the applicable communications sites and related revenues from tenant leases, thereby making it reasonably assured that the Company will renew the leases. Such payments at December 31, 2018 are as follows:

Year Ending December 31,
2019	$926.0
2020	904.2
2021	879.8
2022	834.2
2023	792.6
Thereafter	6,173.1
Total	$10,509.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Aggregate rent expense (including the effect of straight-line rent expense) under operating leases for the years ended December 31, 2018, 2017 and 2016 approximated $1,128.0 million, $1,088.0 million and $986.2 million, respectively.
Future minimum payments under capital leases in effect at December 31, 2018 were as follows:

Year Ending December 31,
2019	$40.7
2020	32.7
2021	27.8
2022	23.7
2023	19.2
Thereafter	117.5
Total minimum lease payments	261.6
Less amounts representing interest	(82.1)
Present value of capital lease obligations	$179.5

Tenant Leases—The Company’s lease agreements with its tenants vary depending upon the region and the industry of the tenant, and generally have initial terms of ten years with multiple renewal terms at the option of the tenant.
Historically, the Company has been able to successfully renew its ground leases as needed to ensure its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected from tenants under non-cancellable operating lease agreements in effect at December 31, 2018 were as follows:

Year Ending December 31,
2019	$5,251.2
2020	5,062.2
2021	4,676.1
2022	3,754.6
2023	3,457.3
Thereafter	12,641.1
Total	$34,842.5
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2018, is not aware of any agreements that could result in a material payment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

19.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2018	2017	2016
Supplemental cash flow information:
Cash paid for interest	$789.7	$712.1	$645.1
Cash paid for income taxes (net of refunds of $25.0, $20.7 and $19.6, respectively)	163.9	136.5	96.2
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	8.3	34.0	(19.0)
Purchases of property and equipment under capital leases	57.8	54.8	55.6
Fair value of debt assumed through acquisitions	—	—	786.9
Exercise of purchase option for property and equipment for common shares issued	—	—	120.8
Acquisition of Commercialization Rights	24.8	—	—
Conversion of third-party debt to equity	—	48.2	—
Debt financed acquisition of communication sites	54.2	—	—

20.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of December 31, 2018, consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	Europe, Middle East and Africa (“EMEA”): property operations in France, Germany, Ghana, Kenya, Nigeria, South Africa and Uganda; and

•	Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru.
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
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, for periods through September 30, 2018, the Latin America property segment gross margin and segment operating profit also include Interest income (expense), TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2018, 2017 and 2016 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Year ended December 31, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues (1)	$3,822.1	$1,540.5	$687.3	$1,264.8	$7,314.7	$125.4		$7,440.1
Segment operating expenses (2)	771.0	710.9	238.1	406.3	2,126.3	48.2		2,174.5
Interest expense, TV Azteca, net	—	—	—	(0.1)	(0.1)	—		(0.1)
Segment gross margin	3,051.1	829.6	449.2	858.4	5,188.3	77.2		5,265.5
Segment selling, general, administrative and development expense (2)	165.2	110.7	69.1	83.5	428.5	14.4		442.9
Segment operating profit	$2,885.9	$718.9	$380.1	$774.9	$4,759.8	$62.8		$4,822.6
Stock-based compensation expense							$137.5	137.5
Other selling, general, administrative and development expense							156.1	156.1
Depreciation, amortization and accretion							2,110.8	2,110.8
Other expense (3)							1,263.6	1,263.6
Income from continuing operations before income taxes								$1,154.6
Capital expenditures (4)	$376.9	$101.0	$232.7	$220.7	$931.3	$—	$13.9	$945.2
_______________

(1)	Asia segment revenues include a net impact of $333.7 million as a result of the settlement payment received from Tata in the fourth quarter of 2018.

(2)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $3.3 million and $134.2 million, respectively.

(3)	Primarily includes interest expense and $394.0 million in impairment charges.

(4)
Includes $32.0 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flow from financing activities in the Company’s consolidated statement of cash flows.

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

(3)
Includes $31.8 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flow from financing activities in the Company’s consolidated statement of cash flows.

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

(3)
Includes $18.9 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flow from financing activities in the Company’s consolidated statement of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2018	2017	2016
U.S. property	$18,782.0	$19,032.6	$18,846.9
Asia property (1)	4,938.8	4,770.8	4,535.3
EMEA property (1)	3,367.8	3,213.6	2,062.4
Latin America property (1)	5,594.7	5,868.4	4,938.1
Services	46.3	42.3	48.3
Other (2)	280.8	286.6	448.2
Total assets	$33,010.4	$33,214.3	$30,879.2
_______________

(1)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.

(2)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments.
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2018, 2017 and 2016 and long-lived assets as of December 31, 2018 and 2017 is as follows:

	2018	2017	2016
Operating Revenues:
United States	$3,947.5	$3,703.7	$3,442.7
Asia (1):
India	1,540.5	1,164.4	827.6
EMEA (1):
France	72.7	59.5	—
Germany	69.1	63.1	60.2
Ghana	125.4	122.9	116.2
Kenya	7.0	—	—
Nigeria	220.7	213.9	215.4
South Africa	125.3	106.5	80.0
Uganda	67.1	60.3	57.7
Latin America (1):
Argentina	16.0	15.9	1.0
Brazil	595.5	620.1	506.2
Chile	44.2	40.4	33.8
Colombia	103.8	89.3	79.7
Costa Rica	18.4	19.4	19.0
Mexico	456.5	364.3	331.2
Paraguay	10.4	2.7	—
Peru	20.0	17.5	15.0
Total International	3,492.6	2,960.2	2,343.0
Total operating revenues	$7,440.1	$6,663.9	$5,785.7
_______________

(1)	Balances are translated at the applicable exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2018	2017
Long-Lived Assets (1):
United States	$16,543.7	$16,930.2
Asia (2):
India	3,947.8	4,052.6
EMEA (2):
France	963.8	1,009.6
Germany	388.5	428.0
Ghana	159.2	171.4
Kenya	190.0	—
Nigeria	606.5	587.2
South Africa	342.5	330.4
Uganda	138.7	136.9
Latin America (2):
Argentina	81.6	117.9
Brazil	2,288.1	2,557.4
Chile	129.7	151.2
Colombia	381.6	369.0
Costa Rica	119.1	112.9
Mexico	1,421.3	1,396.8
Paraguay	107.4	77.5
Peru	113.8	93.7
Total International	11,379.6	11,592.5
Total long-lived assets	$27,923.3	$28,522.7
_______________

(1)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.

(2)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
The following tenants within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2018	2017	2016
AT&T	19%	19%	21%
Verizon Wireless	15%	16%	15%
Sprint	8%	9%	11%

21.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2018, 2017 and 2016, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

22.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2018 and 2017 is as follows (in millions, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2018:
Operating revenues	$1,741.8	$1,780.9	$1,785.5	$2,131.9	$7,440.1
Costs of operations (1)	519.9	560.3	556.7	540.9	2,177.8
Operating income	402.9	546.0	567.2	388.9	1,905.0
Net income	280.3	314.4	377.3	292.7	1,264.7
Net income attributable to American Tower Corporation stockholders	285.2	306.7	366.9	277.6	1,236.4
Dividends on preferred stock	(9.4)	—	—	—	(9.4)
Net income attributable to American Tower Corporation common stockholders	275.8	306.7	366.9	277.6	1,227.0
Basic net income per share attributable to American Tower Corporation common stockholders	0.63	0.69	0.83	0.63	2.79
Diluted net income per share attributable to American Tower Corporation common stockholders	0.63	0.69	0.83	0.62	2.77

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2017:
Operating revenues	$1,616.2	$1,662.5	$1,680.7	$1,704.5	$6,663.9
Costs of operations (1)	492.7	517.2	519.8	526.9	2,056.6
Operating income	531.4	576.9	561.1	329.0	1,998.4
Net income	307.4	388.5	334.7	194.8	1,225.4
Net income attributable to American Tower Corporation stockholders	316.1	367.0	317.3	238.5	1,238.9
Dividends on preferred stock	(26.8)	(22.8)	(18.9)	(18.9)	(87.4)
Net income attributable to American Tower Corporation common stockholders	289.3	344.2	298.4	219.6	1,151.5
Basic net income per share attributable to American Tower Corporation common stockholders	0.68	0.81	0.70	0.51	2.69
Diluted net income per share attributable to American Tower Corporation common stockholders	0.67	0.80	0.69	0.51	2.67
_______________

(1)	Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expenses.

23.   SUBSEQUENT EVENTS

2019 Term Loan—On February 14, 2019, the Company entered into a $1.3 billion unsecured term loan (the “2019 Term Loan”), the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under the 2018 Term Loan. The 2019 Term Loan matures on February 13, 2020. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2019 Term Loan. The interest rate on the 2019 Term Loan ranges between 0.550% and 1.375% above LIBOR for LIBOR based borrowings or up to 0.375% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. The current margin over LIBOR for the 2019

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Term Loan is 0.800%. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2019 Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
The agreement for the 2019 Term Loan contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
168,985	sites (1)	$3,014.2	(2)	(3)	(3)	$15,960.1	(4)	$(5,724.7)	Various	Various	Up to 20 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $3.0 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    Does not include those sites under construction.

	2018	2017	2016
Gross amount at beginning	$15,349.0	$14,277.0	$13,046.3
Additions during period:
Acquisitions	721.4	499.7	787.2
Discretionary capital projects (1)	173.5	120.7	105.3
Discretionary ground lease purchases (2)	180.4	150.4	168.1
Redevelopment capital expenditures (3)	177.3	138.8	136.8
Capital improvements (4)	94.0	65.6	81.8
Start-up capital expenditures (5)	113.1	158.1	128.7
Other (6)	(3.0)	106.4	139.4
Total additions	1,456.7	1,239.7	1,547.3
Deductions during period:
Cost of real estate sold or disposed	(395.7)	(246.5)	(85.8)
Other (7)	(449.9)	78.8	(230.8)
Total deductions:	(845.6)	(167.7)	(316.6)
Balance at end	$15,960.1	$15,349.0	$14,277.0

	2018	2017	2016
Gross amount of accumulated depreciation at beginning	$(5,181.2)	$(4,548.1)	$(3,994.9)
Additions during period:
Depreciation	(751.4)	(718.7)	(647.9)
Other		—	—
Total additions	(751.4)	(718.7)	(647.9)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	129.3	100.7	24.9
Other (7)	78.6	(15.1)	69.8
Total deductions	207.9	85.6	94.7
Balance at end	$(5,724.7)	$(5,181.2)	$(4,548.1)
_______________

(1)	Includes amounts incurred primarily for the construction of new sites.

(2)	Includes amounts incurred to purchase or otherwise secure the land under communications sites.

(3)	Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.

(4)	Includes amounts incurred to enhance existing sites by adding additional functionality, capacity or general asset improvements.

(5)
Includes amounts incurred in connection with acquisitions or new market launches. Start-up capital expenditures includes non-recurring expenditures contemplated in acquisitions, new market launch business cases or initial deployment of new technologies or innovation solutions that lead to an increase in site-level cash flow generation.

(6)	Primarily includes regional improvements and other additions.

(7)	Primarily includes foreign currency exchange rate fluctuations and other deductions.