Form 10-Q
period 2019-03-31
AMERICAN TOWER CORP /MA/
filed 2019-05-03
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2019.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 001-14195

AMERICAN TOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	65-0723837
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
116 Huntington Avenue
Boston, Massachusetts 02116
(Address of principal executive offices)
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.375% Senior Notes due 2025	AMT 25A	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 26, 2019, there were 442,023,435 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,004.8	$1,208.7
Restricted cash	94.9	96.2
Short-term investments	18.4	—
Accounts receivable, net	473.0	459.0
Prepaid and other current assets	471.2	621.2
Total current assets	2,062.3	2,385.1
PROPERTY AND EQUIPMENT, net	11,202.6	11,247.1
GOODWILL	5,538.2	5,501.9
OTHER INTANGIBLE ASSETS, net	11,042.8	11,174.3
DEFERRED TAX ASSET	132.3	157.7
DEFERRED RENT ASSET	1,588.6	1,581.7
RIGHT-OF-USE ASSET	7,080.9	—
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	279.1	962.6
TOTAL	$38,926.8	$33,010.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$130.0	$130.8
Accrued expenses	863.7	948.3
Distributions payable	403.1	377.4
Accrued interest	126.5	174.5
Current portion of operating lease liability	498.4	—
Current portion of long-term obligations	2,097.2	2,754.8
Unearned revenue	293.0	304.1
Total current liabilities	4,411.9	4,689.9
LONG-TERM OBLIGATIONS	19,107.1	18,405.1
OPERATING LEASE LIABILITY	6,316.1	—
ASSET RETIREMENT OBLIGATIONS	1,227.2	1,210.0
DEFERRED TAX LIABILITY	510.8	535.9
OTHER NON-CURRENT LIABILITIES	864.4	1,265.1
Total liabilities	32,437.5	26,106.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	589.0	1,004.8
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 452,525 and 451,617 shares issued; and 441,968 and 441,060 shares outstanding, respectively	4.5	4.5
Additional paid-in capital	10,447.9	10,380.8
Distributions in excess of earnings	(1,226.4)	(1,199.5)
Accumulated other comprehensive loss	(2,672.2)	(2,642.9)
Treasury stock (10,557 shares at cost)	(1,206.8)	(1,206.8)
Total American Tower Corporation equity	5,347.0	5,336.1
Noncontrolling interests	553.3	563.5
Total equity	5,900.3	5,899.6
TOTAL	$38,926.8	$33,010.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Property	$1,786.0	$1,710.4
Services	27.4	31.4
Total operating revenues	1,813.4	1,741.8
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	533.0	507.4
Services	10.4	12.5
Depreciation, amortization and accretion	436.9	446.3
Selling, general, administrative and development expense	198.1	204.9
Other operating expenses	20.1	167.8
Total operating expenses	1,198.5	1,338.9
OPERATING INCOME	614.9	402.9
OTHER INCOME (EXPENSE):
Interest income, TV Azteca (net of interest expense of $0.0 and $0.3, respectively)	—	2.7
Interest income	12.4	15.4
Interest expense	(207.5)	(199.6)
Loss on retirement of long-term obligations	(0.1)	—
Other income (including foreign currency gains of $20.1 and $23.3, respectively)	21.9	27.8
Total other expense	(173.3)	(153.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	441.6	249.2
Income tax (provision) benefit	(34.0)	31.1
NET INCOME	407.6	280.3
Net (income) loss attributable to noncontrolling interests	(10.2)	4.9
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	397.4	285.2
Dividends on preferred stock	—	(9.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$397.4	$275.8
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.90	$0.63
Diluted net income attributable to American Tower Corporation common stockholders	$0.89	$0.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	441,351	435,124
DILUTED	444,621	438,520
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$407.6	$280.3
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.1)	0.0
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.1	0.1
Adjustment to redeemable noncontrolling interest	—	78.8
Foreign currency translation adjustments, net of tax expense of $1.0 and $1.6, respectively	12.9	57.6
Other comprehensive income	12.9	136.5
Comprehensive income	420.5	416.8
Allocation of accumulated other comprehensive income resulting from purchase of redeemable noncontrolling interest	(52.4)	—
Comprehensive loss attributable to noncontrolling interest	0.0	12.1
Comprehensive income attributable to American Tower Corporation stockholders	$368.1	$428.9

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407.6	$280.3
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	436.9	446.3
Amortization of operating leases	152.6	—
Stock-based compensation expense	42.5	42.7
Loss on early retirement of long-term obligations	0.1	—
Other non-cash items reflected in statements of operations	28.9	96.8
Increase in net deferred rent balances	(5.3)	(3.9)
Reduction in operating lease liability	(132.4)	—
Increase in assets	(33.0)	(95.4)
(Decrease) increase in liabilities	(112.8)	25.0
Cash provided by operating activities	785.1	791.8
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(220.8)	(198.5)
Payments for acquisitions, net of cash acquired	(91.1)	(673.4)
Proceeds from sale of short-term investments and other non-current assets	254.9	84.0
Payments for short-term investments	(261.5)	(478.1)
Deposits and other	(4.8)	(14.6)
Cash used for investing activities	(323.3)	(1,280.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	1,700.0	1,748.3
Proceeds from issuance of senior notes, net	1,241.6	—
Proceeds from term loan	1,300.0	1,500.0
Proceeds from issuance of securities in securitization transaction	—	500.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan, finance leases and capital leases	(4,025.9)	(2,584.9)
Distributions to noncontrolling interest holders, net	(13.8)	(0.3)
Proceeds from stock options	27.2	20.0
Distributions paid on common stock	(377.1)	(304.3)
Distributions paid on preferred stock	—	(18.9)
Deferred financing costs and other financing activities	(76.7)	(42.6)
Purchase of redeemable noncontrolling interest	(425.7)	—
Cash (used for) provided by financing activities	(650.4)	817.3
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(16.6)	(4.5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(205.2)	324.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,304.9	954.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,099.7	$1,278.9
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $0.3 AND $4.7, RESPECTIVELY)	$36.9	$24.7
CASH PAID FOR INTEREST	$249.0	$228.6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(17.7)	$(29.3)
Purchases of property and equipment under finance leases, perpetual easements and capital leases	$16.0	$9.7
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interest	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	756	0.0	—	—	27.3	—	—	—	27.3
Conversion of preferred stock	(1,375)	(0.0)	12,020	0.1	—	—	(0.1)	—	—	—	—
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	64.8	—	15.1	79.9
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	(332.3)	—	(332.3)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	285.2	5.7	290.9
BALANCE, MARCH 31, 2018	—	$—	450,505	$4.5	(8,909)	$(974.0)	$10,224.0	$(1,834.6)	$(1,085.7)	$607.1	$6,941.3

BALANCE, JANUARY 1, 2019	—	$—	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	—	—	908	0.0	—	—	14.7	—	—	—	14.7
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	23.1	—	(20.1)	3.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	52.4	(52.4)	—	—	—
Impact of lease accounting standard adoption	—	—	—	—	—	—	—	—	(24.7)	—	(24.7)
Common stock distributions declared	—	—	—	—	—	—	—	—	(399.6)	—	(399.6)
Net income	—	—	—	—	—	—	—	—	397.4	10.2	407.6
BALANCE, MARCH 31, 2019	—	$—	452,525	$4.5	(10,557)	$(1,206.8)	$10,447.9	$(2,672.2)	$(1,226.4)	$553.3	$5,900.3

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity or cost method, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of March 31, 2019, the Company holds (i) a 51% controlling interest in each of two joint ventures, one in Ghana and one in Uganda, (MTN Group Limited holds a 49% noncontrolling interest), (ii) a 51% controlling interest in a joint venture that primarily consists of the Company’s operations in Germany and France (PGGM holds a 49% noncontrolling interest), (iii) an approximate 81% controlling interest in a subsidiary of the Company in South Africa (South African investors hold an approximate 19% noncontrolling interest) and (iv) a 79% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, except the adoption of new lease accounting guidance, as discussed below.

Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$1,004.8	$1,125.4
Restricted cash	94.9	153.5
Total cash and cash equivalents and restricted cash	$1,099.7	$1,278.9

Lease—The new lease standard requires leases to be accounted for using a right-of-use model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right.

On January 1, 2019, the Company elected to adopt the new lease standard using the modified retrospective method applied to lease arrangements that were in place on the transition date. Results for reporting periods beginning January 1, 2019 are presented under the new standard, while prior-period amounts are not adjusted and continue to be reported in accordance with accounting under the previously applicable guidance.
The Company elected certain available practical expedients which permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases and (iii) initial direct costs for existing leases. The Company also elected the practical expedient related to easements, which permits carryforward accounting treatment for land easements on existing agreements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

The Company recorded a net increase to opening Distributions in excess of earnings in its consolidated balance sheet of $24.7 million as of January 1, 2019 due to the cumulative impact of adopting the new lease standard. This adjustment related to right-of-use asset impairments. The Company also recorded a lease liability of $6.9 billion and a corresponding right-of-use asset of $7.1 billion upon adoption of the new lease standard. Those rights and obligations are primarily related to operating leases for ground space underneath the Company’s communications sites. The right-of-use assets recorded include, among other items, amounts previously classified as prepaid rent, deferred lease acquisition costs, fair value adjustments on acquired leases and long-term deferred rent obligations. Finance leases, which primarily relate to towers, equipment and vehicles, were largely unchanged. There was no significant change to the Company’s consolidated statement of operations resulting from the adoption of this standard.
The Company did not elect the practical expedient for short-term leases, which permits an adopter to not apply the lease standard to leases with a remaining maturity of one year or less, and applied the new lease accounting standard to all leases, including short-term leases.
In conjunction with the adoption of the new lease accounting guidance, the Company applied the lessor and lessee practical expedient and no longer separates lease and non-lease components within a lease agreement when the timing and pattern of revenue recognition for the components are the same and the combined single lease component is classified as an operating lease. Certain amounts, such as power and fuel and common area maintenance, which were previously reported as non-lease revenue, are now accounted for as lease revenue. Accordingly, the Company has reclassified certain prior-period amounts within its disclosures.

Revenue—Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition differs from the lease components. Revenue related to distributed antenna system (“DAS”) networks and fiber results from agreements with tenants that are not leases.

Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis.
Services revenue—The Company offers tower-related services in the United States. These services include site acquisition, zoning and permitting (“AZP”) and structural analysis. There is a single performance obligation related to AZP, and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural analysis services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.

A summary of non-lease revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2019	U.S.	Asia	EMEA	Latin America	Total
Non-lease property revenue	$58.8	$2.4	$1.6	$35.0	$97.8
Services revenue	27.4	—	—	—	27.4
Total non-lease revenue	$86.2	$2.4	$1.6	$35.0	$125.2
Property lease revenue	927.5	286.5	175.9	298.3	1,688.2
Total revenue	$1,013.7	$288.9	$177.5	$333.3	$1,813.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended March 31, 2018 (1)	U.S.	Asia	EMEA	Latin America	Total
Non-lease property revenue	$63.1	$1.9	$0.6	$23.7	$89.3
Services revenue	31.4	—	—	—	31.4
Total non-lease revenue	$94.5	$1.9	$0.6	$23.7	$120.7
Property lease revenue	868.3	271.1	173.6	308.1	1,621.1
Total revenue	$962.8	$273.0	$174.2	$331.8	$1,741.8
_______________

(1)	Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.

Information about receivables, contract assets and contract liabilities from contracts with tenants is as follows:

	March 31, 2019	December 31, 2018 (1)
Accounts receivable	$91.9	$92.6
Prepaids and other current assets	7.7	7.7
Notes receivable and other non-current assets	21.3	22.2
Unearned revenue (2)	43.2	35.0
Other non-current liabilities (3)	54.1	54.1
_______________

(1)	Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.

(2)	Excludes $55.9 million and $55.0 million of capital contributions related to DAS networks as of March 31, 2019 and December 31, 2018, respectively.

(3)	Excludes $302.6 million and $313.6 million of capital contributions related to DAS networks as of March 31, 2019 and December 31, 2018, respectively.

The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. The increase in the Unearned revenue for the three months ended March 31, 2019 is due to payments received, offset by $14.1 million of revenue recognized this period that was included in the Unearned revenue balance as of December 31, 2018. During the three months ended March 31, 2018, the Company recognized $10.4 million of revenue from the Unearned revenue balance as of January 1, 2018. The Company also recognized revenues of $14.5 million and $13.8 million for capital contributions related to DAS networks during the three months ended March 31, 2019 and 2018, respectively. There was $0.1 million of revenue recognized from Other non-current liabilities during each of the three months ended March 31, 2019 and 2018.

The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The decrease in unbilled receivables attributable to revenue recognized during each of the three months ended March 31, 2019 and 2018 was less than $0.1 million. The change in contract assets attributable to revenue recognized during the three months ended March 31, 2019 and 2018 was $0.8 million and less than $0.1 million, respectively.

Accounting Standards Updates

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Unbilled receivables	$131.3	$126.1
Prepaid income tax	102.2	125.1
Value added tax and other consumption tax receivables	85.1	86.3
Prepaid assets	54.0	40.5
Prepaid operating ground leases	—	165.0
Other miscellaneous current assets	98.6	78.2
Prepaids and other current assets	$471.2	$621.2

The reduction in Prepaid operating ground leases is a result of the reclassification of assets to the Right-of-use asset in connection with the Company’s adoption of the new lease accounting standard.

3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under financing leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		March 31, 2019	December 31, 2018
Towers	Up to 20	$12,850.9	$12,777.9
Equipment (2)	2 - 20	1,700.7	1,667.3
Buildings and improvements	3 - 32	632.6	628.5
Land and improvements (3)	Up to 20	2,318.3	2,285.4
Construction-in-progress		364.8	358.1
Total		17,867.3	17,717.2
Less accumulated depreciation		(6,664.7)	(6,470.1)
Property and equipment, net		$11,202.6	$11,247.1
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	Includes fiber and DAS assets.

(3)	Estimated useful lives apply to improvements only.

Depreciation expense for the three months ended March 31, 2019 and 2018 was $223.7 million and $222.5 million, respectively. Included in depreciation expense for the three months ended March 31, 2019 was $42.4 million related to finance lease assets.

As of December 31, 2018, property and equipment included $4,369.5 million of capital lease assets with related equipment and improvements and $1,016.2 million of accumulated depreciation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Information about finance lease-related balances is as follows:

		As of
Finance leases:	Classification	March 31, 2019
Property and equipment	Towers	$2,780.9
Accumulated depreciation		(1,042.6)
Property and equipment, net		1,738.3

Property and equipment	Buildings and improvements	$171.1
Accumulated depreciation		(60.4)
Property and equipment, net		$110.7

Property and equipment	Land	$130.3

Property and equipment	Equipment	$38.1
Accumulated depreciation		(9.6)
Property and equipment, net		$28.5

As of March 31, 2019, the Company had $1,458.1 million of perpetual land easements which are not depreciable.

4.   LEASES-50-3, 842-20-50-9]

The Company determines if an arrangement is a lease at the inception of the agreement. The Company determines an arrangement is a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
Lessor—The Company is a lessor in most of its revenue arrangements, as property revenue is derived from tenant leases of specifically-identified, physically distinct space on the Company’s communications real estate assets. The Company’s lease arrangements with its tenants vary depending upon the region and the industry of the tenant and generally have initial non-cancellable terms of five to ten years with multiple renewal terms. The leases also contain provisions that periodically increase the rent due, typically annually, based on a fixed escalation percentage or an inflationary index, or a combination of both. The Company structures its leases to include financial penalties if a tenant terminates the lease, which serve to disincentivize tenants from terminating the lease prior to the expiration of the lease term.
The Company’s leasing arrangements outside of the U.S. may require that the Company provide power to the communications site through an electrical grid connection, diesel fuel generators or other sources and permit the Company to pass through the costs of, or otherwise charge for, these services. Many arrangements require that the communications site has power for a specified percentage of time. In most cases, if delivery of power falls below the specified service level, a corresponding reduction in revenue is recorded. The Company has determined that this performance obligation is satisfied over time for the duration of the lease.
The Company typically has more than one tenant on a site and, by performing repair and maintenance work, can often lease a site, either through renewing existing agreements or leasing to new tenants, for periods beyond the existing tenant lease term. Accordingly, the Company has minimal risk with respect to the residual value of its leased assets. Communications sites are depreciated over their estimated useful lives, which generally does not exceed twenty years.
As of March 31, 2019, the Company does not have any material related party leases as a lessor. The Company generally does not enter into sales-type leases or direct financing leases. The Company’s leases generally do not include any incentives for the lessee and do not include any lessee purchase options. The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K. As of March 31, 2019, there was no impairment recorded related to these assets.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Historically, the Company has been able to successfully renew its ground leases as needed to ensure its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2019 were as follows:

Fiscal Year	Amount (1)
Remainder of 2019	$3,987.3
2020	5,143.4
2021	4,739.9
2022	3,821.5
2023	3,516.4
Thereafter	13,254.4
Total	$34,462.9
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Future minimum rental receipts expected under non-cancellable operating lease agreements in effect at December 31, 2018 were as follows:

Year Ended December 31,	Amount (1)
2019	$5,251.2
2020	5,062.2
2021	4,676.1
2022	3,754.6
2023	3,457.3
Thereafter	12,641.1
Total	$34,842.5
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. The Company typically exercises its ground lease renewal options in order to provide ongoing tenant space on its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to a consumer price index (“CPI”) or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the U.S., in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 15.
The Company’s lease liability is the present value of the remaining minimum rental payments to be made over the remaining lease term, including renewal options reasonably certain to be exercised. The Company also considers termination options and factors those into the determination of lease payments when appropriate. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life (generally 20 years) and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site.
As of the adoption date and new lease inception, the Company’s right-of-use asset is equal to its lease liability, plus payments made prior to the commencement date and initial direct costs, net of any impairment losses, lease incentives,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

fair value adjustments on acquired leases and deferred rent amount recorded under the prior lease accounting guidance. As of March 31, 2019, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of March 31, 2019, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.
Information about other lease-related balances as of March 31, 2019 is as follows:

Operating leases:
Right-of-use asset	$7,080.9

Current portion of lease liabilities	$498.4
Lease liabilities	6,316.1
Total operating lease liabilities	$6,814.5

Finance leases:
Current portion of lease liabilities	$6.5
Lease liabilities	21.8
Total finance lease liabilities	$28.3
As most of the Company’s leases do not specifically state an implicit rate, the Company uses a market-specific incremental borrowing rate consistent with the lease term as of the lease commencement date when calculating the present value of remaining lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain taking into consideration the economic factors noted above.
The weighted-average remaining lease terms and incremental borrowing rates as of March 31, 2019 are as follows:

Operating leases:
Weighted-average remaining lease term (years)	13.0
Weighted-average incremental borrowing rate	6.1%

Finance leases:
Weighted-average remaining lease term (years)	9.2
Weighted-average incremental borrowing rate	6.0%

The following table sets forth the components of lease cost for the three months ended March 31, 2019:

Operating lease cost	$255.0
Variable lease costs not included in lease liability (1)	52.3

Finance lease cost:
Amortization of right-of-use asset	$1.8
Interest on lease liabilities	0.4
Total finance lease cost	$2.2
_______________

(1)	Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Supplemental cash flow information for the three months ended March 31, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(234.9)
Operating cash flows from finance leases	$(0.3)
Financing cash flows from finance leases	$(1.3)

Non-cash items:
New operating leases	$62.1
Operating lease modifications and reassessments	$30.1

As of March 31, 2019, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of March 31, 2019 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
Remainder of 2019	$658.0	$6.0
2020	870.7	6.8
2021	853.1	3.9
2022	813.3	3.3
2023	773.6	2.0
Thereafter	6,137.5	24.8
Total lease payments	10,106.2	46.8
Less amounts representing interest	(3,291.7)	(18.5)
Total lease liabilities	6,814.5	28.3
Less current portion of lease liabilities	(498.4)	(6.5)
Non-current lease liabilities	$6,316.1	$21.8
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018 is as follows:

Year Ended December 31,	Amount (1)
2019	$926.0
2020	904.2
2021	879.8
2022	834.2
2023	792.6
Thereafter	6,173.1
Total	$10,509.9
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Future minimum rental payments under capital leases in effect as of December 31, 2018 were as follows:

Year Ended December 31,	Amount (1)
2019	$40.7
2020	32.7
2021	27.8
2022	23.7
2023	19.2
Thereafter	117.5
Total	261.6
Less amounts representing interest	(82.1)
Present value of capital lease obligations	$179.5
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Included in the future minimum rental payments under capital leases and amounts representing interest as of December 31, 2018 were $220.3 million and $69.3 million, respectively, related to perpetual land easements, which are not accounted for as finance leases under the new lease accounting standard.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2019	$3,382.5	$1,045.5	$381.3	$690.6	$2.0	$5,501.9
Additions and adjustments (1)	30.1	—	—	—	—	30.1
Effect of foreign currency translation	—	9.2	(6.8)	3.8	—	6.2
Balance as of March 31, 2019	$3,412.6	$1,054.7	$374.5	$694.4	$2.0	$5,538.2
_______________

(1)	Additions consist of $30.9 million resulting from 2019 acquisitions offset by $0.8 million from revisions to prior-year acquisitions due to measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2019			As of December 31, 2018
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$4,780.2	$(1,762.3)	$3,017.9	$4,780.3	$(1,704.9)	$3,075.4
Acquired tenant-related intangibles	15-20	11,212.8	(3,278.0)	7,934.8	11,156.5	(3,147.2)	8,009.3
Acquired licenses and other intangibles	3-20	105.3	(15.2)	90.1	104.1	(14.5)	89.6
Total other intangible assets		$16,098.3	$(5,055.5)	$11,042.8	$16,040.9	$(4,866.6)	$11,174.3
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 14 years. Amortization of intangible assets for the three months ended March 31, 2019 and 2018 was $192.7 million and $202.4 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2019	$586.7
2020	763.4
2021	746.9
2022	742.5
2023	738.2
2024	734.9

6.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Long-term prepaid ground rent	—	607.5
Notes receivable	0.9	1.0
Other miscellaneous assets	278.2	354.1
Notes receivable and other non-current assets	$279.1	$962.6

The reduction in Long-term prepaid ground rent is a result of the reclassification of assets to the Right-of-use asset in connection with the Company’s adoption of the new lease accounting standard.

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Accrued property and real estate taxes	$177.1	$169.7
Accrued pass-through costs	80.1	71.2
Amounts payable to tenants	78.2	93.5
Accrued rent	69.6	61.4
Payroll and related withholdings	60.5	90.4
Accrued construction costs	28.1	41.5
Accrued income tax payable	23.3	57.9
Accrued pass-through taxes	9.5	2.2
Other accrued expenses	337.3	360.5
Total accrued expenses	$863.7	$948.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

8.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	March 31, 2019	December 31, 2018	Maturity Date
2018 Term Loan (1) (2)	$—	$1,499.8	March 29, 2019
2019 Term Loan (1)	1,299.4	—	February 13, 2020
2013 Credit Facility (1)	2,340.0	1,875.0	June 28, 2022
2013 Term Loan (1)	995.0	994.8	January 31, 2024
2014 Credit Facility (1)	—	—	January 31, 2024
3.40% senior notes (3)	—	1,000.0	February 15, 2019
2.800% senior notes	748.2	747.8	June 1, 2020
5.050% senior notes (4)	698.9	698.7	September 1, 2020
3.300% senior notes	747.5	747.2	February 15, 2021
3.450% senior notes	646.7	646.3	September 15, 2021
5.900% senior notes	498.5	498.4	November 1, 2021
2.250% senior notes	578.9	572.7	January 15, 2022
4.70% senior notes	697.6	697.4	March 15, 2022
3.50% senior notes	993.0	992.6	January 31, 2023
3.000% senior notes	694.1	687.5	June 15, 2023
5.00% senior notes	1,002.2	1,002.1	February 15, 2024
3.375% senior notes	643.5	—	May 15, 2024
1.375% senior notes	552.2	564.0	April 4, 2025
4.000% senior notes	742.3	742.1	June 1, 2025
4.400% senior notes	496.2	496.1	February 15, 2026
1.950% senior notes	554.0	566.0	May 22, 2026
3.375% senior notes	986.7	986.3	October 15, 2026
3.125% senior notes	397.4	397.3	January 15, 2027
3.55% senior notes	743.6	743.5	July 15, 2027
3.600% senior notes	692.1	691.9	January 15, 2028
3.950% senior notes	588.9	—	March 15, 2029
Total American Tower Corporation debt	18,336.9	17,847.5

Series 2013-2A securities (5)	1,293.8	1,293.4	March 15, 2023
Series 2018-1A securities (5)	493.7	493.5	March 15, 2028
Series 2015-1 notes (6)	349.0	348.8	June 15, 2020
Series 2015-2 notes (7)	520.9	520.8	June 16, 2025
India indebtedness (8)	—	240.1	Various
India preference shares (9)	—	23.9	March 2, 2020
Shareholder loan (10)	53.4	59.9	December 31, 2019
Other subsidiary debt (11)	128.3	152.5	Various
Total American Tower subsidiary debt	2,839.1	3,132.9
Finance and capital lease obligations	28.3	179.5
Total	21,204.3	21,159.9
Less current portion of long-term obligations	(2,097.2)	(2,754.8)
Long-term obligations	$19,107.1	$18,405.1
_______________

(1)	Accrues interest at a variable rate.

(2)	Repaid in full on February 14, 2019 using proceeds from the 2019 Term Loan (as defined below) and cash on hand.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

(3)	Repaid in full on the maturity date in February 2019 with borrowings from the 2013 Credit Facility and the 2014 Credit Facility (each defined below).

(4)	Repaid in full on April 22, 2019 with borrowings from the 2014 Credit Facility and cash on hand.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(6)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(7)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(8)
Denominated in Indian Rupees (“INR”). Included India working capital facilities, remaining debt assumed by the Company in connection with the Viom Acquisition (as defined in note 12) and debt that has been entered into by ATC TIPL. During the three months ended March 31, 2019, the Company repaid all remaining debt assumed in connection with the Viom Acquisition and debt entered into by ATC TIPL.

(9)	Mandatorily redeemable preference shares (the “Preference Shares”) denominated in INR and classified as debt. The Preference Shares were redeemed on March 2, 2019.

(10)	Reflects balance owed to the Company’s joint venture partner in Ghana. The Ghana loan is denominated in Ghanaian Cedi (“GHS”).

(11)
Includes the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021, the Brazil credit facility, which is denominated in Brazilian Reais and amortizes through January 15, 2022, the Kenya debt, which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and U.S. subsidiary debt related to a seller-financed acquisition.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $1.3 billion under its unsecured term loan entered into on February 14, 2019 (the “2019 Term Loan”), (ii) $698.9 million under the 5.050% senior unsecured notes due 2020 (the “5.050% Notes”) and (iii) 294.4 million GHS ($53.4 million) of the shareholder loan owed to the Company’s joint venture partner in Ghana.

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

Senior Notes
Repayment of 3.40% Senior Notes—On the February 15, 2019 maturity date, the Company repaid $1.0 billion aggregate principal amount of 3.40% senior unsecured notes due 2019 (the “3.40% Notes”). The 3.40% Notes were repaid with borrowings from the Company’s multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”) and the Company’s senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). Upon completion of the repayment, none of the 3.40% Notes remain outstanding.

3.375% Senior Notes and 3.950% Senior Notes Offering—On March 15, 2019, the Company completed a registered public offering of $650.0 million aggregate principal amount of 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) and $600.0 million aggregate principal amount of 3.950% senior unsecured notes due 2029 (the “3.950% Notes” and, collectively with the 3.375% Notes, the “Notes”). The net proceeds from this offering were approximately $1,231.0 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and 2014 Credit Facility.

The 3.375% Notes will mature on May 15, 2024 and bear interest at a rate of 3.375% per annum. The 3.950% Notes will mature on March 15, 2029 and bear interest at a rate of 3.950% per annum. Accrued and unpaid interest on the 3.375% Notes will be payable in U.S. Dollars semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2019. Accrued and unpaid interest on the 3.950% Notes will be payable in U.S. Dollars semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. Interest on the Notes will accrue from March 15, 2019 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

The Company may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 3.375% Notes on or after April 15, 2024 or the 3.950% Notes on or after December 15, 2028, it will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture, it may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

(including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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

Bank Facilities
2013 Credit Facility—During the three months ended March 31, 2019, the Company borrowed an aggregate of $995.0 million and repaid an aggregate of $530.0 million of revolving indebtedness under the 2013 Credit Facility. The Company used the borrowings to fund acquisitions, to purchase noncontrolling interests in its Indian subsidiary, ATC TIPL, to repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—During the three months ended March 31, 2019, the Company borrowed an aggregate of $705.0 million and repaid an aggregate of $705.0 million of revolving indebtedness under the 2014 Credit Facility. The Company used the borrowings to repay existing indebtedness and for general corporate purposes.

2019 Term Loan—During the three months ended March 31, 2019, the Company entered into the 2019 Term Loan, the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under its unsecured term loan entered into on March 29, 2018.
The 2019 Term Loan matures on February 13, 2020. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2019 Term Loan may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
The 2019 Term Loan agreement contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

As of March 31, 2019, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the Company’s unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) and the 2019 Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$2,340.0	$3.8	June 28, 2022	(3)	1.125%	0.125%
2014 Credit Facility	$—	$6.2	January 31, 2024	(3)	1.125%	0.125%
2013 Term Loan	$1,000.0	N/A	January 31, 2024		1.125%	N/A
2019 Term Loan	$1,300.0	N/A	February 13, 2020		0.800%	N/A
_______________
(1)    LIBOR means the London Interbank Offered Rate.
(2)    Fee on undrawn portion of each credit facility.
(3)    Subject to two optional renewal periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

9.    FAIR VALUE MEASUREMENTS
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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2019			December 31, 2018
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Short-term investments (1)	—	$18.4	—	—	—	—
Embedded derivative in lease agreement	—	—	$11.3	—	—	$11.5
Liabilities:
Interest rate swap agreements	—	$21.8	—	—	$33.8	—
Acquisition-related contingent consideration	—	—	$0.8	—	—	$0.9
Fair value of debt related to interest rate swap agreements (2)	$(19.0)	—	—	$(31.3)	—	—
Redeemable noncontrolling interests	—	—	$589.0	—	—	$1,004.8
_______________

(1)	Consists of mutual funds with a portfolio duration of approximately 90 days.

(2)	Included in the carrying values of the corresponding debt obligations.

As of March 31, 2019, the Company had marketable securities with a cost basis of $18.1 million and recognized unrealized gains of $0.3 million on these securities.

During the three months ended March 31, 2019, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2018 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements, acquisition-related contingent consideration and redeemable noncontrolling interests. The changes in fair value for the embedded derivative in one of its lease agreements and acquisition-related contingent consideration during the three months ended March 31, 2019 and 2018 were not material to the consolidated financial statements. The changes in the carrying amount of the redeemable noncontrolling interests are described in note 12. As of March 31, 2019, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $0.8 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three months ended March 31, 2019 and 2018, the Company recorded $18.1 million and $147.4 million of impairments, respectively. These impairments were recorded in Other operating expenses in the consolidated statements of operations. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 or 2018.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2019 and December 31, 2018 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2019 and December 31, 2018, the carrying value of long-term obligations, including the current portion, was $21.2 billion and $21.2 billion, respectively. As of March 31, 2019, the fair value of long-term obligations, including the current portion, was $21.5 billion, of which $14.0 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs. As of December 31, 2018, the fair value of long-term obligations, including the current portion, was $21.1 billion, of which $13.4 billion was measured using Level 1 inputs and $7.7 billion was measured using Level 2 inputs.

10.    INCOME TAXES
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate (“ETR”) for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual ETR is determined. Under the provisions of the Internal Revenue Code of 1986, as amended, the Company may deduct amounts distributed to stockholders against the income generated by its real estate investment trust (“REIT”) operations. The Company continues to be subject to income taxes on the income of its domestic taxable REIT subsidiaries and income taxes in foreign jurisdictions where it conducts operations. In addition, the Company is able to offset certain income by utilizing its net operating losses, subject to specified limitations.
The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.

The change in the Income tax (provision) benefit for the three months ended March 31, 2019 was primarily attributable to an increase in foreign earnings subject to taxation in the current period, as well as the nonrecurrence of events during the three months ended March 31, 2018, including a one-time benefit for merger-related activity in the Company’s Asia property segment and the tax effect of certain impairment charges.
As of March 31, 2019 and December 31, 2018, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $94.6 million and $93.7 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2019 includes additions to the Company’s existing tax positions of $1.5 million and foreign currency exchange rate fluctuations of $0.3 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2018 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $2.8 million.
The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Penalties and income tax-related interest expense	$1.1	$1.0
As of March 31, 2019 and December 31, 2018, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $20.3 million and $19.1 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

11.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2019, the Company had the ability to grant stock-based awards with respect to an aggregate of 6.9 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2019 and 2018, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense Property	$0.6	$0.7
Stock-based compensation expense Services	0.3	0.3
Stock-based compensation expense SG&A	41.6	41.7
Total stock-based compensation expense	$42.5	$42.7

Stock-based compensation expense capitalized as property and equipment	$0.5	$0.5
Stock Options—As of March 31, 2019, total unrecognized compensation expense related to unvested stock options was $3.2 million, which is expected to be recognized over a weighted average period of approximately one year.
The Company’s option activity for the three months ended March 31, 2019 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2019	4,257,470
Granted	—
Exercised	(314,847)
Forfeited	—
Expired	—
Outstanding as of March 31, 2019	3,942,623

Restricted Stock Units—As of March 31, 2019, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $179.6 million and is expected to be recognized over a weighted average period of approximately three years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the three months ended March 31, 2019, 2018 and 2017, the Company’s Compensation Committee granted an aggregate of 114,823 PSUs (the “2019 PSUs”), 131,311 PSUs (the “2018 PSUs”) and 154,520 PSUs (the “2017 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2019 PSUs, 2018 PSUs and the 2017 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2019 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2019 (1)	1,649,973	624,511
Granted (2)	539,905	114,823
Vested and Released (3)	(607,845)	(292,180)
Forfeited	(13,599)	—
Outstanding as of March 31, 2019	1,568,434	447,154
Vested and deferred as of March 31, 2019 (4)	32,596	46,500
_______________

(1)
PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2018 PSUs and 2017 PSUs, or 131,311 and 154,520 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2016 (“2016 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 338,680 shares.

(2)	PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2019 PSUs, or 114,823 shares.

(3)	PSUs consist of shares vested pursuant to the 2016 PSUs. There are no additional shares to be earned related to the 2016 PSUs.

(4)	Vested and deferred RSUs and PSUs are related to deferred compensation for certain former employees.

During the three months ended March 31, 2019, the Company recorded $10.7 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2019 was $20.4 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

12.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd., acquired a 51% controlling ownership interest in ATC TIPL (formerly Viom), a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”).

In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited (“Tata Sons”), Tata Teleservices Limited (“Tata Teleservices”), IDFC Private Equity Fund III (“IDFC”), Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (collectively, the “Remaining Shareholders”).

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

Given the provisions governing the put rights, the redeemable noncontrolling interests are recorded outside of permanent equity at their redemption value. The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, or (ii) the redemption value. If required, the Company will adjust the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

to Net income attributable to noncontrolling interests. Due primarily to the impact of impairment charges on net income and, as a result, on the carrying value of the noncontrolling interests, the Company adjusted noncontrolling interests by $3.7 million and $17.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019, the Company redeemed 50% of Tata Teleservices and Tata Sons’ combined holdings of ATC TIPL and 100% of IDFC’s holdings of ATC TIPL, for total consideration of INR 29.4 billion ($425.7 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 63% to 79% and the noncontrolling interest decreased from 37% to 21%.

The changes in Redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Balance as of January 1,	$1,004.8	$1,126.2
Net loss attributable to noncontrolling interests	(3.7)	(28.1)
Adjustment to noncontrolling interest redemption value	3.7	17.5
Adjustment to noncontrolling interest due to merger	—	(28.1)
Purchase of noncontrolling interest	(425.7)	—
Foreign currency translation adjustment attributable to noncontrolling interests	9.9	(22.3)
Balance as of March 31,	$589.0	$1,065.2

13.    EQUITY

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under its equity incentive plan. During the three months ended March 31, 2019, the Company received an aggregate of $27.2 million in proceeds upon exercises of stock options.

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

During the three months ended March 31, 2019, there were no repurchases under either of the Buyback Programs. As of March 31, 2019, the Company has repurchased a total of 14,003,543 shares of its common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees. The Company has not made any repurchases under the 2017 Buyback.
Under the Buyback Programs, the Company is authorized to purchase shares from time to time through open market purchases, in privately negotiated transactions not to exceed market prices, and (with respect to such open market purchases) pursuant to plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with securities laws and other legal requirements and subject to market conditions and other factors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

The Company expects to fund any further purchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the Buyback Programs are subject to the Company having available cash to fund the purchases.

Distributions—During the three months ended March 31, 2019, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 7, 2019	April 26, 2019	April 11, 2019	$0.90	$397.8
December 5, 2018	January 14, 2019	December 27, 2018	$0.84	$370.5

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.

During the three months ended March 31, 2018, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 8, 2018	April 27, 2018	April 11, 2018	$0.75	$331.2
December 6, 2017	January 16, 2018	December 28, 2017	$0.70	$300.2

Series B Preferred Stock
January 22, 2018	February 15, 2018	February 1, 2018	$13.75	$18.9

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2019, the amount accrued for distributions payable related to unvested restricted stock units was $8.9 million. During the three months ended March 31, 2019, the Company paid $6.6 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

14.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income attributable to American Tower Corporation stockholders	$397.4	$285.2
Dividends on preferred stock	—	(9.4)
Net income attributable to American Tower Corporation common stockholders	397.4	275.8
Basic weighted average common shares outstanding	441,351	435,124
Dilutive securities	3,270	3,396
Diluted weighted average common shares outstanding	444,621	438,520
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.90	$0.63
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.89	$0.63

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2019	2018
Restricted stock units	105	118
Stock options	—	—
Preferred stock	—	5,904

15.    COMMITMENTS AND CONTINGENCIES
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,270 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2019, the Company has purchased an aggregate of 153 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $911.4 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company has the option to purchase each tower at the expiration of the applicable sublease. During the year ended December 31, 2016, the Company exercised the purchase options for 1,523 towers in a single closing and provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the 243 remaining towers. As of March 31, 2019, the purchase price per tower was $42,844 payable in cash or, at the tower owner’s option, with 769 shares of the Company’s common stock per tower. The aggregate cash purchase option price for the remaining subleased towers was $10.4 million as of March 31, 2019.
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

16.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2019 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

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

For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to completing the transaction. Integration costs include incremental and non-recurring costs necessary to convert data, retain employees and otherwise enable the Company to operate acquired businesses or assets efficiently. The Company records acquisition and merger related expenses for business combinations, as well as integration costs for all acquisitions, in Other operating expenses in the consolidated statements of operations.

During the three months ended March 31, 2019 and 2018, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended March 31,
	2019	2018
Acquisition and merger related expenses	$2.0	$1.4
Integration costs	$4.1	$0.5

The Company also received $5.7 million related to a pre-acquisition contingency in France during the three months ended March 31, 2019.

2019 Transactions

The estimated aggregate impact of the acquisitions completed in 2019 on the Company’s revenues and gross margin for the three months ended March 31, 2019 was approximately $0.4 million and $0.3 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

During the three months ended March 31, 2019, the Company acquired a total of 107 communications sites in the United States, Colombia, Paraguay and Peru, as well as other communications infrastructure assets for an aggregate purchase price of $95.3 million. Tower acquisitions were accounted for as asset acquisitions and the communications infrastructure assets acquisition was accounted for as a business combination.

The following table summarizes the allocations of the purchase prices for the fiscal year 2019 acquisitions based upon their estimated fair value at the date of acquisition:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Allocation (1)
Current assets	$0.5
Property and equipment	15.5
Intangible assets (2):
Tenant-related intangible assets	46.0
Network location intangible assets	6.3
Other intangible assets	—
Other non-current assets	5.6
Current liabilities	(0.7)
Deferred tax liability	—
Other non-current liabilities	(8.8)
Net assets acquired	64.4
Goodwill (3)	30.9
Fair value of net assets acquired	95.3
Debt assumed	—
Purchase price	$95.3
_______________

(1)	Includes 37 sites in Peru held pursuant to long-term finance leases.

(2)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(3)	The Company expects the majority of goodwill to be deductible for tax purposes.

2018 Transactions

During the three months ended March 31, 2019, there were no material post-closing adjustments that impacted the 2018 acquisitions.

Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2019 acquisitions had occurred on January 1, 2018 and the 2018 acquisitions had occurred on January 1, 2017. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2019	2018
Pro forma revenues	$1,814.9	$1,844.0
Pro forma net income attributable to American Tower Corporation common stockholders	$397.9	$273.3
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.90	$0.63
Diluted net income attributable to American Tower Corporation common stockholders	$0.89	$0.62

17.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

a number of other industries. This business is referred to as the Company’s property operations, which as of March 31, 2019, consisted of the following:

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
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, for periods through September 30, 2018, the Latin America property segment gross margin and segment operating profit also include Interest income (expense), TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2019 and 2018 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2019	U.S.	Asia	EMEA	Latin America
Segment revenues	$986.3	$288.9	$177.5	$333.3	$1,786.0	$27.4		$1,813.4
Segment operating expenses (1)	191.3	178.0	59.7	103.4	532.4	10.1		542.5
Segment gross margin	795.0	110.9	117.8	229.9	1,253.6	17.3		1,270.9
Segment selling, general, administrative and development expense (1)	41.7	26.6	18.4	27.7	114.4	3.4		117.8
Segment operating profit	753.3	84.3	99.4	202.2	1,139.2	13.9		1,153.1
Stock-based compensation expense							$42.5	42.5
Other selling, general, administrative and development expense							38.7	38.7
Depreciation, amortization and accretion							436.9	436.9
Other expense (2)							193.4	193.4
Income from continuing operations before income taxes								$441.6
Total assets	$22,160.9	$5,427.6	$3,637.5	$7,306.4	$38,532.4	$43.8	$350.6	$38,926.8
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $41.6 million, respectively.

(2)	Primarily includes interest expense.

	Property				Total Property	Services	Other	Total
Three Months Ended March 31, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$931.4	$273.0	$174.2	$331.8	$1,710.4	$31.4		$1,741.8
Segment operating expenses (1)	186.3	157.9	59.1	103.4	506.7	12.2		518.9
Interest income, TV Azteca, net	—	—	—	2.7	2.7	—		2.7
Segment gross margin	745.1	115.1	115.1	231.1	1,206.4	19.2		1,225.6
Segment selling, general, administrative and development expense (1)	35.4	44.2	16.8	24.6	121.0	3.5		124.5
Segment operating profit	$709.7	$70.9	$98.3	$206.5	$1,085.4	$15.7		1,101.1
Stock-based compensation expense							$42.7	42.7
Other selling, general, administrative and development expense							38.7	38.7
Depreciation, amortization and accretion							446.3	446.3
Other expense (2)							324.2	$324.2
Income from continuing operations before income taxes								$249.2
Total assets	$18,894.7	$5,796.8	$3,343.4	$6,084.1	$34,119.0	$47.0	$206.7	$34,372.7
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.0 million and $41.7 million, respectively.

(2)	Primarily includes interest expense and $147.4 million in impairment charges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

18.    SUBSEQUENT EVENTS

Redemption of 5.050% Senior Notes—On April 22, 2019, the Company redeemed all of the 5.050% Notes at a price equal to 103.0050% of the principal amount, plus accrued and unpaid interest up to, but excluding, April 22, 2019, for an aggregate redemption price of $726.0 million, including $5.0 million in accrued and unpaid interest. The Company expects to record a loss on retirement of long-term obligations of approximately $22.1 million, which includes prepayment consideration of $21.0 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2014 Credit Facility and cash on hand. Upon completion of this redemption, none of the 5.050% Notes remained outstanding.

Put Options—In April 2019, Tata Teleservices and Tata Sons delivered notice of exercise of their put options with respect to 100% of their remaining holdings in the Company’s Indian subsidiary, ATC TIPL. The Company expects to complete the redemption of the put shares, subject to regulatory approval, for total consideration of INR 24.8 billion (approximately $358.7 million) in 2019. After the completion of the redemption, the Company will hold an approximately 92% ownership interest in ATC TIPL.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes thereto, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2018 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the three months ended March 31, 2019 and includes our U.S. property segment, Asia property segment, Europe, Middle East and Africa (“EMEA”) property segment and Latin America property segment.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2019:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	24,445	15,895	400
Asia:
India	74,388	—	1,067
EMEA:
France	2,186	309	9
Germany	2,207	—	—
Ghana	2,322	—	25
Kenya	715	—	—
Nigeria	4,772	—	—
South Africa (2)	2,659	—	—
Uganda	1,556	—	—
EMEA total	16,417	309	34
Latin America:
Argentina (3)	48	—	8
Brazil (3)	16,628	2,260	94
Chile	1,299	—	21
Colombia	4,973	—	2
Costa Rica	564	—	2
Mexico (4)	9,055	186	85
Paraguay	1,309	—	—
Peru	692	309	—
Latin America total	34,568	2,755	212
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.

(2)	In South Africa, we also own fiber.

(3)
In Argentina and Brazil, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.

We operate in five reportable segments: U.S. property, Asia property, EMEA property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 17 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).
The 2018 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2018 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2019 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2019, we expect to generate nearly $34.5 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2019, churn was approximately 6% of our tenant billings. The increase was largely due to carrier consolidation events in India.

We have experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which we expect will continue to result in a higher impact on our revenues, including tenant billings, as compared to the historical average, through 2019. We also expect this churn will continue to compress our gross margin and operating profit in 2019, particularly in our Asia property segment, although we expect this to be partially offset by lower expenses due to reduced tenancy on existing sites or the decommissioning of sites. In addition, we expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of impairment expense or other similar charges. For more information, please see Item 7 of the 2018 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

For the three months ended March 31, 2019, aggregate carrier consolidation in India negatively impacted our consolidated property revenue by $89.2 million, including approximately $21.0 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $61.5 million.

In 2019, as compared to 2018 amounts, we expect carrier consolidation in India to negatively impact our consolidated property revenue by approximately $191.0 million, including approximately $22.0 million in pass-through revenue, and our operating profit by approximately $148.0 million. These amounts exclude the impact of the nonrecurrence of one-time items related to the cash payment pursuant to our settlement agreements with Tata in the fourth quarter of 2018.

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

Results of Operations
Three Months Ended March 31, 2019 and 2018
(in millions, except percentages)

Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Property
U.S.	$986.3	$931.4	6%
Asia	288.9	273.0	6
EMEA	177.5	174.2	2
Latin America	333.3	331.8	0
Total property	1,786.0	1,710.4	4
Services	27.4	31.4	(13)
Total revenues	$1,813.4	$1,741.8	4%

U.S. property segment revenue growth of $54.9 million was attributable to:

•	Tenant billings growth of $74.3 million, which was driven by:

•	$56.9 million due to leasing additional space on our sites (“colocations”) and amendments;

•	$16.4 million from contractual escalations, net of churn; and

•	$1.9 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);

•	Partially offset by a decrease of $0.9 million from other tenant billings; and

•	A decrease of $19.4 million in other revenue, which includes a $20.4 million decrease due to straight-line accounting.

Asia property segment revenue growth of $15.9 million was attributable to:

•	Pass-through revenue growth of $29.0 million;

•	An increase of $16.8 million in other revenue, primarily due to a decrease in revenue reserves; and

•	A decrease in tenant billings of $1.4 million, which was driven by:

•	A decrease of $65.8 million resulting from churn in excess of contractual escalations, including $67.3 million due to carrier consolidation-driven churn in India;

•	Partially offset by:

▪
$47.0 million generated from newly acquired or constructed sites, including $44.3 million from the transactions with Vodafone India Limited and Vodafone Mobile Services Limited (the “Vodafone Acquisition”) and Idea Cellular Limited (the “Idea Acquisition”);

▪	$16.6 million due to colocations and amendments; and

▪	$0.8 million from other tenant billings.

Segment revenue growth includes a decrease of $28.5 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

EMEA property segment revenue growth of $3.3 million was attributable to:

•	Tenant billings growth of $15.3 million, which was driven by:

•	$6.8 million generated from newly acquired or constructed sites, primarily due to the acquisition of communications sites in Kenya (the “Kenya Acquisition”) in the fourth quarter of 2018;

•	$4.7 million due to colocations and amendments;

•	$2.8 million from contractual escalations, net of churn; and

•	$1.0 million from other tenant billings;

•	Pass-through revenue growth of $2.1 million; and

•	A decrease of $0.8 million in other revenue.

Segment revenue growth includes a decrease of $13.3 million attributable to the negative impact of foreign currency translation, which included, among others, $5.4 million related to fluctuations in South African Rand, $5.0 million related to fluctuations in Ghanaian Cedi and $2.7 million related to fluctuations in the Euro.

Latin America property segment revenue growth of $1.5 million was attributable to:

•	Tenant billings growth of $21.3 million, which was driven by:

•	$10.7 million due to colocations and amendments;

•	$4.7 million from contractual escalations, net of churn;

•	$4.0 million generated from newly acquired or constructed sites; and

•	$1.9 million from other tenant billings;

•	An increase of $7.8 million in other revenue, primarily due to $9.2 million from our fiber business in Brazil acquired in the fourth quarter of 2018, partially offset by revenue reserves; and

•	Pass-through revenue growth of $5.2 million.

Segment revenue growth includes a decrease of $32.8 million attributable to the negative impact of foreign currency translation, which included, among others, $25.6 million related to fluctuations in Brazilian Real, $3.0 million related to fluctuations in Mexican Peso and $2.6 million related to fluctuations in Colombian Peso.

The decrease in services segment revenue of $4.0 million was primarily attributable to a decrease in site acquisition, zoning and permitting services.

Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Property
U.S.	$795.0	$745.1	7%
Asia	110.9	115.1	(4)
EMEA	117.8	115.1	2
Latin America	229.9	231.1	(1)
Total property	1,253.6	1,206.4	4
Services	17.3	19.2	(10)%

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.0 million.

•
As discussed above, Asia property segment gross margin was negatively impacted by carrier consolidation-driven churn in India. The decrease was also due to an increase in direct expenses of $37.6 million as a result of the Vodafone Acquisition and the Idea Acquisition, partially offset by the increase in revenue described above and a benefit of $17.5 million attributable to the impact of foreign currency translation on direct expenses.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $4.2 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $4.8 million, primarily due to the Kenya Acquisition.

•
The decrease in Latin America property segment gross margin was primarily attributable to an increase in direct expenses of $11.0 million, partially due to our fiber business in Brazil, and a reduction of $2.7 million in interest income related to TV Azteca, S.A. de C.V., partially offset by the increase in revenue described above and a benefit of $11.0 million attributable to the impact of foreign currency translation on direct expenses.

•	The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $2.1 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Property
U.S.	$41.7	$35.4	18%
Asia	26.6	44.2	(40)
EMEA	18.4	16.8	10
Latin America	27.7	24.6	13
Total property	114.4	121.0	(5)
Services	3.4	3.5	(3)
Other	80.3	80.4	(0)
Total selling, general, administrative and development expense	$198.1	$204.9	(3)%

•
The increases in each of our U.S., EMEA and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisitions of urban telecommunications assets in our Latin America property segment.

•	The decrease in our Asia property segment SG&A was primarily driven by a decrease in bad debt expense of $17.0 million.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Property
U.S.	$753.3	$709.7	6%
Asia	84.3	70.9	19
EMEA	99.4	98.3	1
Latin America	202.2	206.5	(2)
Total property	1,139.2	1,085.4	5
Services	13.9	15.7	(11)%

The increases in operating profit for our U.S. and EMEA property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.

The increase in operating profit for our Asia property segment was primarily attributable to a decrease in our segment SG&A, partially offset by a decrease in our segment gross margin.

The decrease in operating profit for our Latin America property segment was attributable to a decrease in our segment gross margin and an increase in our segment SG&A.

The decrease in operating profit for our services segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Depreciation, amortization and accretion	$436.9	$446.3	(2)%

The decrease in depreciation, amortization and accretion expense was primarily attributable to foreign currency exchange rate fluctuations.

Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Other operating expenses	$20.1	$167.8	(88)%

The decrease in other operating expenses was primarily attributable to a decrease in impairment charges of $129.3 million and a decrease in losses on sales or disposals of assets of $17.6 million. During the three months ended March 31, 2019, we recorded impairment charges of $18.1 million as compared to $147.4 million impairment charges recorded in the prior-year period as a result of one of our tenants in India, Aircel Ltd.’s, filing for bankruptcy protection in February 2018.

Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Total other expense	$173.3	$153.7	13%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense was primarily due to an increase in net interest expense of $10.9 million, primarily due to a $0.5 billion increase in our average debt outstanding, and a decrease in foreign currency gains of $3.2 million.

Income Tax Provision (Benefit)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Income tax provision (benefit)	$34.0	$(31.1)	(209)%
Effective tax rate	7.7%	(12.5)%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2019 and 2018 differs from the federal statutory rate.

The change in the income tax provision (benefit) was primarily attributable an increase in foreign earnings subject to taxation for the three months ended March 31, 2019 as compared to a one-time benefit for merger-related activity in our Asia property segment and the tax effect of an increase in impairment charges for the three months ended March 31, 2018.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Net income	$407.6	$280.3	45%
Income tax provision (benefit)	34.0	(31.1)	(209)
Other income	(21.9)	(27.8)	(21)
Loss on retirement of long-term obligations	0.1	—	100
Interest expense	207.5	199.6	4
Interest income	(12.4)	(15.4)	(19)
Other operating expenses	20.1	167.8	(88)
Depreciation, amortization and accretion	436.9	446.3	(2)
Stock-based compensation expense	42.5	42.7	(0)
Adjusted EBITDA	$1,114.4	$1,062.4	5%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2019	2018
Net income	$407.6	$280.3	45%
Real estate related depreciation, amortization and accretion	388.5	397.3	(2)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	19.1	166.3	(89)
Dividends on preferred stock	—	(9.4)	(100)
Adjustments for unconsolidated affiliates and noncontrolling interests	(45.6)	(86.9)	(48)
Nareit FFO attributable to American Tower Corporation common stockholders	$769.6	$747.6	3%
Straight-line revenue	(5.3)	(17.8)	(70)
Straight-line expense	9.2	14.0	(34)
Stock-based compensation expense	42.5	42.7	(0)
Deferred portion of income tax (2)	(2.9)	(55.8)	(95)
Non-real estate related depreciation, amortization and accretion	48.4	49.0	(1)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	6.4	2.9	121
Other income (3)	(21.9)	(27.8)	(21)
Loss on retirement of long-term obligations	0.1	—	100
Other operating expense (4)	1.0	1.5	(33)
Capital improvement capital expenditures	(28.2)	(33.7)	(16)
Corporate capital expenditures	(3.4)	(2.4)	42
Adjustments for unconsolidated affiliates and noncontrolling interests	45.6	86.9	(48)
Consolidated AFFO	$861.1	$807.1	7%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(43.3)	(47.8)	(9)%
AFFO attributable to American Tower Corporation common stockholders	$817.8	$759.3	8%
_______________

(1)	Included in these amounts are impairment charges of $18.1 million and $147.4 million, respectively.

(2)
For the three months ended March 31, 2018, amount includes a tax benefit primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for merger-related activity in our Asia property segment.

(3)	Includes gains on foreign currency exchange rate fluctuations of $20.1 million and $23.3 million, respectively.

(4)	Primarily includes acquisition-related costs and integration costs.

(5)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increase in net income was primarily due to an increase in our operating profit, a decrease in other operating expenses, primarily related to a decrease in impairment charges of $129.3 million and decreases in depreciation, amortization and accretion expense, partially offset by the change in the income tax provision (benefit) and an increase in interest expense.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and a decrease in SG&A of $6.7 million, excluding the impact of stock-based compensation expense.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in the adjustment for straight-line revenue and a decrease in dividends on preferred stock, partially offset by the change in the income tax provision (benefit) net of deferred amounts and the adjustment for straight-line expense.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2019 the “Liquidity and Capital Resources” section of the 2018 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2019
Available under the 2013 Credit Facility	$510.0
Available under the 2014 Credit Facility	2,100.0
Letters of credit	(10.0)
Total available under credit facilities, net	2,600.0
Cash and cash equivalents	1,004.8
Total liquidity	$3,604.8
Subsequent to March 31, 2019, we borrowed an additional $920.0 million under our senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (the “2014 Credit Facility”). The borrowings were used to repay existing indebtedness and for general corporate purposes.
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used for):
Operating activities	$785.1	$791.8
Investing activities	(323.3)	(1,280.6)
Financing activities	(650.4)	817.3
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(16.6)	(4.5)
Net increase in cash and cash equivalents	$(205.2)	$324.0
We use our cash flows to fund our operations and investments in our business, including tower maintenance and improvements, communications site construction, managed network installations and tower and land acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). We may also repay or repurchase our existing indebtedness or equity from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions. In April 2019, Tata Teleservices and Tata Sons Limited, two of our minority holders in India, delivered notice of exercise of their put options with respect to their remaining combined holdings in our Indian subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) (see note 18 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Accordingly, we expect to pay an amount equivalent to INR 24.8 billion (approximately $358.7 million at the March 31, 2019 exchange rate) to redeem the put shares in 2019.
As of March 31, 2019, we had total outstanding principal indebtedness of $21.3 billion, with a current portion of $2.1 billion. During the three months ended March 31, 2019, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2019, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of

March 31, 2019, we had $831.6 million of cash and cash equivalents held by our foreign subsidiaries, of which $385.7 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the three months ended March 31, 2019 was attributable to an increase in the operating profit of most of our property segments, offset by an increase in cash used for working capital.

Cash Flows from Investing Activities

Our significant investing activities during the three months ended March 31, 2019 are highlighted below:

•	We spent $91.1 million for acquisitions.

•	We spent $230.6 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$84.6
Ground lease purchases (2)	33.6
Capital improvements and corporate expenditures (3)	31.6
Redevelopment	61.8
Start-up capital projects	19.0
Total capital expenditures (4)	$230.6
_______________

(1)	Includes the construction of 728 communications sites globally.

(2)
Includes $11.5 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.

(3)
Includes $1.3 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan, finance leases and capital leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.

(4)	Net of purchase credits of $3.0 million on certain assets, which are recorded in investing activities in our condensed and consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We also regularly review our tower portfolios as to capital expenditures required to upgrade our towers to our structural standards or address capacity, structural or permitting issues. We expect that our 2019 total capital expenditures will be between $950.0 million and $1.1 billion, as follows (in millions):

Discretionary capital projects (1)	$315	to	$355
Ground lease purchases	150	to	160
Capital improvements and corporate expenditures	160	to	180
Redevelopment	255	to	265
Start-up capital projects	70	to	90
Total capital expenditures	$950	to	$1,050
_______________
(1)    Includes the construction of approximately 2,750 to 3,750 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Proceeds from issuance of senior notes, net	$1,241.6	$—
Proceeds from (repayments of) credit facilities, net	465.0	(330.0)
Proceeds from term loan	1,300.0	1,500.0
Repayments of term loan	(1,500.0)	—
Proceeds from issuance of securities in securitization transaction	—	500.0
Repayments of securitized debt	—	(500.0)
Repayment of senior notes	(1,000.0)	—
Distributions to noncontrolling interest holders, net	(13.8)	(0.3)
Purchase of noncontrolling interest (1)	(425.7)	—
Distributions paid on common and preferred stock	(377.1)	(323.2)
___________

(1)
In the fourth quarter of 2018, two of our minority holders in India delivered notice of exercise of their put options with respect to certain shares in our Indian subsidiary, ATC TIPL (see note 12 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). During the three months ended March 31, 2019, we completed the redemption of the put shares for total consideration of INR 29.4 billion ($425.7 million at the date of redemption).

Senior Notes
Repayment of 3.40% Senior Notes—On the February 15, 2019 maturity date, we repaid $1.0 billion aggregate principal amount of 3.40% senior unsecured notes due 2019 (the “3.40% Notes”). The 3.40% Notes were repaid with borrowings from our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), and the 2014 Credit Facility. Upon completion of the repayment, none of the 3.40% Notes remain outstanding.

3.375% Senior Notes and 3.950% Senior Notes Offering—On March 15, 2019, we completed a registered public offering of $650.0 million aggregate principal amount of 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) and $600.0 million aggregate principal amount of 3.950% senior unsecured notes due 2029 (the “3.950% Notes” and, collectively with the 3.375% Notes, the “Notes”). The net proceeds from this offering were approximately $1,231.0 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and 2014 Credit Facility.

The 3.375% Notes will mature on May 15, 2024 and bear interest at a rate of 3.375% per annum. The 3.950% Notes will mature on March 15, 2029 and bear interest at a rate of 3.950% per annum. Accrued and unpaid interest on the 3.375% Notes will be payable in U.S. Dollars semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2019. Accrued and unpaid interest on the 3.950% Notes will be payable in U.S. Dollars semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. Interest on the Notes will accrue from March 15, 2019 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 3.375% Notes on or after April 15, 2024 or the 3.950% Notes on or after December 15, 2028, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the supplemental indenture, we may be required to repurchase all of the applicable Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Bank Facilities

2013 Credit Facility. During the three months ended March 31, 2019, we borrowed an aggregate of $995.0 million and repaid an aggregate of $530.0 million of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, to purchase noncontrolling interests in ATC TIPL, to repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the three months ended March 31, 2019, we borrowed an aggregate of $705.0 million and repaid an aggregate of $705.0 million of revolving indebtedness under the 2014 Credit Facility. We used the borrowings to repay existing indebtedness and for general corporate purposes. We currently have $6.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

2019 Term Loan. On February 14, 2019, we entered into a $1.3 billion unsecured term loan (the “2019 Term Loan”), the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under our $1.5 billion unsecured term loan entered into on March 29, 2018. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.

As of March 31, 2019, the key terms under the 2013 Credit Facility, 2014 Credit Facility, our $1.0 billion unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) and the 2019 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2013 Credit Facility	$2,340.0	June 28, 2022	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2014 Credit Facility	$—	January 31, 2024	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2013 Term Loan	$1,000.0	January 31, 2024		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,300.0	February 13, 2020		0.550% - 1.375%	0.000% - 0.375%	0.800% and 0.000%
___________
(1)    Currently borrowed at the London Interbank Offered Rate (“LIBOR”).

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.

(3)	Subject to two optional renewal periods.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2013 Credit Facility and the 2014 Credit Facility. The commitment fee for the 2013 Credit Facility and the 2014 Credit Facility ranges from 0.100% to 0.350% per annum, based upon our debt ratings, and is currently 0.125%.
The 2013 Term Loan, the 2019 Term Loan, the 2013 Credit Facility and the 2014 Credit Facility do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2013 Term Loan, 2019 Term Loan, the 2013 Credit Facility and the 2014 Credit Facility contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

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
During the three months ended March 31, 2019, we had no repurchases under either program.

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
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plans. For the three months ended March 31, 2019, we received an aggregate of $27.2 million in proceeds upon exercises of stock options.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $6.1 billion to our common stockholders, including the dividend paid in April 2019, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending after 2017 and before 2026.
During the three months ended March 31, 2019, we paid $0.84 per share, or $370.5 million, to common stockholders of record. In addition, we declared a distribution of $0.90 per share, or $397.8 million, paid on April 26, 2019 to our common stockholders of record at the close of business on April 11, 2019.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2019, the amount accrued for distributions payable related to unvested restricted stock units was $8.9 million. During the three months ended March 31, 2019, we paid $6.6 million of distributions upon the vesting of restricted stock units.

Factors Affecting Sources of Liquidity

As discussed in the “Liquidity and Capital Resources” section of the 2018 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2019 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must also maintain an interest coverage ratio of Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of March 31, 2019, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2019 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $7.6	~ $1.3
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $11.5 (4)	~ $3.8
_______________

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our debt levels.

(4)	Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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

Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations. The indenture and related supplemental indentures governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the loan agreement related to the securitization transactions completed in March 2013 (the “2013 Securitization”) and March 2018 (the “2018 Securitization” and, together with the 2013 Securitization, the “Trust Securitizations”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2019, $79.1 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2019	DSCR as of March 31, 2019	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$60.7	9.33x	$214.4	$218.4
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$150.6	11.22x	$592.4	$601.4
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of March 31, 2019 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2018 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2018 Form 10-K.
Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2018 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2019. As described in our 2018 Form 10-K and below, effective January 1, 2019, we adopted the new lease accounting guidance. We have made no other material changes to the critical accounting policies described in the 2018 Form 10-K.

Effective January 1, 2019, we adopted the new lease standard using the modified retrospective method applied to lease arrangements that were in place on the transition date. The new lease accounting guidance required us to recognize a right-of-use lease asset and lease liability for operating and finance leases. The right-of-use asset is measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts.

The calculation of the lease liability requires us to make certain assumptions for each lease, including lease term and discount rate implicit in each lease, which could significantly impact the gross lease obligation, the duration and the present value of the lease liability. When calculating the lease term, we consider the renewal, cancellation and termination rights available to us and the lessor. We determine the discount rate by calculating the incremental borrowing rate on a collateralized basis at the commencement of a lease or upon a change in the lease term.

During the three months ended March 31, 2019, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately $327.8 million, or 8%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.

For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of December 31, 2018 and determined that a (i) 6% reduction of projected revenues, (ii) 58 basis point increase in the weighted-average cost of capital or (iii) 28% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the three months ended March 31, 2019. Events that could negatively affect our India reporting unit’s financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2018 Form 10-K.

The carrying value of goodwill in the India reporting unit was $1,054.6 million as of March 31, 2019, which represents 19.0% of our consolidated balance of $5,538.2 million.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of March 31, 2019, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $16.1 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2019 consisted of $2.3 billion under the 2013 Credit Facility, $1.3 billion under the 2019 Term Loan, $1.0 billion under the 2013 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $35.1 million under the South African credit facility, $16.1 million under the Colombian credit facility after giving effect to our interest rate swap agreement and $22.7 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $5.2 million of interest expense for the three months ended March 31, 2019.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2019, 44% of our revenues and 51% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2019, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $115.1 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2019 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we adopted the new lease accounting standard. We updated our lease policy and added additional controls over financial reporting by using a company-wide lease system to gather lessee information required for financial statement presentation, as well as to provide for the additional disclosure information required by the new standard.
There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors discussed in Item 1A of the 2018 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

3.1
Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

3.2	Certificate of Merger, effective as of December 31, 2011 (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

3.3
Amended and Restated By-Laws of the Company, effective as of February 12, 2016 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2016, and incorporated herein by reference)

4.1
Supplemental Indenture No. 11, dated as of March 15, 2019, by and between American Tower Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 15, 2019, and incorporated herein by reference)

10.1
Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-Employee Director) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”) on February 27, 2019, and incorporated herein by reference)

10.2
Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended (filed as Exhibit 10.11 to the Form 10-K on February 27, 2019, and incorporated herein by reference)

10.3
Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended (filed as Exhibit 10.14 to the Form 10-K on February 27, 2019, and incorporated herein by reference)

10.4
Term Loan Agreement, dated February 14, 2019, among the Company, as borrower, Mizuho Bank, Ltd., as administrative agent, joint lead arranger and joint bookrunner, The Bank of Nova Scotia and TD Securities (USA) LLC, as co-syndication agents, joint lead arrangers and joint bookrunners (filed as Exhibit 10.59 to the Form 10-K on February 27, 2019, and incorporated herein by reference)

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

AMERICAN TOWER CORPORATION

Date: May 3, 2019	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)