Form 10-Q
period 2019-09-30
AMERICAN TOWER CORP /MA/
filed 2019-10-31
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2019.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 24, 2019, there were 442,940,435 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,352.6	$1,208.7
Restricted cash	95.7	96.2
Accounts receivable, net	441.7	459.0
Prepaid and other current assets	472.0	621.2
Total current assets	2,362.0	2,385.1
PROPERTY AND EQUIPMENT, net	11,283.2	11,247.1
GOODWILL	5,481.4	5,501.9
OTHER INTANGIBLE ASSETS, net	10,895.8	11,174.3
DEFERRED TAX ASSET	143.5	157.7
DEFERRED RENT ASSET	1,677.7	1,581.7
RIGHT-OF-USE ASSET	7,214.7	—
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	248.9	962.6
TOTAL	$39,307.2	$33,010.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$136.2	$130.8
Accrued expenses	856.7	948.3
Distributions payable	427.5	377.4
Accrued interest	145.4	174.5
Current portion of operating lease liability	475.1	—
Current portion of long-term obligations	2,443.6	2,754.8
Unearned revenue	302.9	304.1
Total current liabilities	4,787.4	4,689.9
LONG-TERM OBLIGATIONS	19,040.0	18,405.1
OPERATING LEASE LIABILITY	6,448.0	—
ASSET RETIREMENT OBLIGATIONS	1,252.5	1,210.0
DEFERRED TAX LIABILITY	538.5	535.9
OTHER NON-CURRENT LIABILITIES	870.9	1,265.1
Total liabilities	32,937.3	26,106.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	574.8	1,004.8
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 453,392 and 451,617 shares issued; and 442,835 and 441,060 shares outstanding, respectively	4.5	4.5
Additional paid-in capital	10,551.8	10,380.8
Distributions in excess of earnings	(1,130.1)	(1,199.5)
Accumulated other comprehensive loss	(2,979.0)	(2,642.9)
Treasury stock (10,557 shares at cost)	(1,206.8)	(1,206.8)
Total American Tower Corporation equity	5,240.4	5,336.1
Noncontrolling interests	554.7	563.5
Total equity	5,795.1	5,899.6
TOTAL	$39,307.2	$33,010.4
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Property	$1,921.6	$1,751.6	$5,556.5	$5,211.4
Services	32.0	33.9	100.1	96.8
Total operating revenues	1,953.6	1,785.5	5,656.6	5,308.2
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	548.0	543.1	1,630.4	1,597.7
Services	11.9	13.6	36.2	39.2
Depreciation, amortization and accretion	442.8	448.9	1,328.6	1,344.9
Selling, general, administrative and development expense	187.9	177.9	550.8	540.7
Other operating expenses	34.7	34.8	83.5	269.6
Total operating expenses	1,225.3	1,218.3	3,629.5	3,792.1
OPERATING INCOME	728.3	567.2	2,027.1	1,516.1
OTHER INCOME (EXPENSE):
Interest income (expense), TV Azteca	—	0.6	—	(0.1)
Interest income	12.2	10.1	36.3	43.9
Interest expense	(201.3)	(209.2)	(613.3)	(616.7)
Loss on retirement of long-term obligations	—	—	(22.2)	—
Other income (including foreign currency (losses) gains of ($1.1), $2.2, $13.7 and ($14.9), respectively)	2.8	21.1	19.6	14.1
Total other expense	(186.3)	(177.4)	(579.6)	(558.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	542.0	389.8	1,447.5	957.3
Income tax (provision) benefit	(36.7)	(12.5)	(100.3)	14.7
NET INCOME	505.3	377.3	1,347.2	972.0
Net income attributable to noncontrolling interests	(6.7)	(10.4)	(22.1)	(13.2)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	498.6	366.9	1,325.1	958.8
Dividends on preferred stock	—	—	—	(9.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$498.6	$366.9	$1,325.1	$949.4
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.13	$0.83	$3.00	$2.16
Diluted net income attributable to American Tower Corporation common stockholders	$1.12	$0.83	$2.98	$2.15
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	442,763	440,889	442,110	439,191
DILUTED	445,829	444,121	445,352	442,468
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$505.3	$377.3	$1,347.2	$972.0
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	0.0	0.0	(0.1)	0.0
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.1	0.0	0.2	0.2
Adjustment to redeemable noncontrolling interest	—	—	—	78.8
Purchase of noncontrolling interest	—	—	—	0.5
Foreign currency translation adjustments, net of tax (benefit) expense of ($0.0), $1.0, $0.4 and ($2.8), respectively	(407.6)	(248.5)	(320.6)	(957.1)
Other comprehensive loss	(407.5)	(248.5)	(320.5)	(877.6)
Comprehensive income	97.8	128.8	1,026.7	94.4
Allocation of accumulated other comprehensive income resulting from purchase of redeemable noncontrolling interest	—	—	(52.4)	—
Comprehensive loss attributable to noncontrolling interests	28.5	51.9	14.7	146.4
Comprehensive income attributable to American Tower Corporation stockholders	$126.3	$180.7	$989.0	$240.8

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,347.2	$972.0
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,328.6	1,344.9
Amortization of operating leases	440.1	—
Stock-based compensation expense	87.9	111.3
Loss on early retirement of long-term obligations	22.2	—
Other non-cash items reflected in statements of operations	163.8	194.5
Increase in net deferred rent balances	(99.6)	(23.9)
Reduction in operating lease liability	(388.9)	—
Increase in assets	(84.5)	(143.6)
(Decrease) increase in liabilities	(57.9)	29.9
Cash provided by operating activities	2,758.9	2,485.1
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(724.6)	(610.4)
Payments for acquisitions, net of cash acquired	(687.6)	(1,437.8)
Proceeds from sale of short-term investments and other non-current assets	378.4	1,097.0
Payments for short-term investments	(355.9)	(1,072.2)
Deposits and other	(11.1)	(31.7)
Cash used for investing activities	(1,400.8)	(2,055.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	3,330.0	2,913.3
Proceeds from issuance of senior notes, net	3,529.7	584.9
Proceeds from term loan	1,300.0	1,500.0
Proceeds from issuance of securities in securitization transaction	—	500.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan, finance leases and capital leases	(7,672.4)	(4,329.2)
Distributions to noncontrolling interest holders, net	(11.6)	(14.3)
Purchases of common stock	—	(181.2)
Proceeds from stock options and employee stock purchase plan	92.7	54.1
Distributions paid on common stock	(1,182.2)	(975.1)
Distributions paid on preferred stock	—	(18.9)
Payment for early retirement of long-term obligations	(21.0)	—
Deferred financing costs and other financing activities	(114.1)	(47.4)
Purchase of redeemable noncontrolling interest	(425.7)	—
Purchase of noncontrolling interest	—	(20.5)
Cash used for financing activities	(1,174.6)	(34.3)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(40.1)	(57.3)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	143.4	338.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,304.9	954.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,448.3	$1,293.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $9.5 AND $24.9, RESPECTIVELY)	$111.0	$75.3
CASH PAID FOR INTEREST	$621.5	$640.8
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(30.5)	$(22.9)
Purchases of property and equipment under finance leases, perpetual easements and capital leases	$52.8	$39.4
Acquisition of Commercialization Rights	$—	$24.8
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2018 and 2019	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2018	450,817	$4.5	(9,631)	$(1,074.0)	$10,251.9	$(2,510.1)	$(1,121.6)	$575.9	$6,126.6
Stock-based compensation related activity	213	0.0	—	—	58.1	—	—	—	58.1
Treasury stock activity	—	—	(624)	(89.2)	—	—	—	—	(89.2)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.0	—	—	0.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(186.2)	—	(6.3)	(192.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.5)	(0.5)
Common stock distributions declared	—	—	—	—	—	—	(349.6)	—	(349.6)
Net income	—	—	—	—	—	—	366.9	8.9	375.8
BALANCE, SEPTEMBER 30, 2018	451,030	$4.5	(10,255)	$(1,163.2)	$10,310.0	$(2,696.3)	$(1,104.3)	$578.0	$5,928.7

BALANCE, JULY 1, 2019	452,943	$4.5	(10,557)	$(1,206.8)	$10,492.7	$(2,606.7)	$(1,206.2)	$565.6	$6,043.1
Stock-based compensation related activity	449	0.0	—	—	59.1	—	—	—	59.1
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(372.4)	—	(19.8)	(392.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2.7	2.7
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.5)	(0.5)
Common stock distributions declared	—	—	—	—	—	—	(422.5)	—	(422.5)
Net income	—	—	—	—	—	—	498.6	6.7	505.3
BALANCE, SEPTEMBER 30, 2019	453,392	$4.5	(10,557)	$(1,206.8)	$10,551.8	$(2,979.0)	$(1,130.1)	$554.7	$5,795.1

	Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2018 and 2019	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	1,236	0.0	—	—	124.5	—	—	—	124.5
Issuance of common stock- stock purchase plan	—	—	45	0.0	—	—	5.3	—	—	—	5.3
Conversion of preferred stock	(1,375)	(0.0)	12,020	0.1	—	—	(0.1)	—	—	—	—
Treasury stock activity	—	—	—	—	(1,346)	(189.2)	—	—	—	—	(189.2)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(797.5)	—	(30.1)	(827.6)
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Purchase of noncontrolling interest	—	—	—	—	—	—	(16.5)	0.5	—	(4.5)	(20.5)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	(1,024.5)	—	(1,024.5)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	958.8	27.0	985.8
BALANCE, SEPTEMBER 30, 2018	—	$—	451,030	$4.5	(10,255)	$(1,163.2)	$10,310.0	$(2,696.3)	$(1,104.3)	$578.0	$5,928.7

BALANCE, JANUARY 1, 2019	—	$—	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	—	—	1,734	0.0	—	—	112.9	—	—	—	112.9
Issuance of common stock- stock purchase plan	—	—	41	0.0	—	—	5.7	—	—	—	5.7
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(283.8)	—	(32.5)	(316.3)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	2.7	2.7
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	52.4	(52.4)	—	—	—
Impact of lease accounting standard adoption	—	—	—	—	—	—	—	—	(24.7)	—	(24.7)
Common stock distributions declared	—	—	—	—	—	—	—	—	(1,231.0)	—	(1,231.0)
Net income	—	—	—	—	—	—	—	—	1,325.1	22.1	1,347.2
BALANCE, SEPTEMBER 30, 2019	—	$—	453,392	$4.5	(10,557)	$(1,206.8)	$10,551.8	$(2,979.0)	$(1,130.1)	$554.7	$5,795.1

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of September 30, 2019, the Company holds (i) a 51% controlling interest in each of two joint ventures, one in Ghana and one in Uganda (MTN Group Limited (“MTN”) holds a 49% noncontrolling interest), (ii) a 51% controlling interest in a joint venture that primarily consists of the Company’s operations in Germany and France (PGGM holds a 49% noncontrolling interest), (iii) an approximate 81% controlling interest in a subsidiary of the Company in South Africa (South African investors hold an approximate 19% noncontrolling interest) and (iv) a 79% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.

Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, except the adoption of new lease accounting guidance, as discussed below.

Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$1,352.6	$1,026.5
Restricted cash	95.7	266.8
Total cash and cash equivalents and restricted cash	$1,448.3	$1,293.3

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

A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended September 30, 2019	U.S.	Asia	EMEA	Latin America	Total
Non-lease property revenue	$66.7	$2.2	$2.3	$34.1	$105.3
Services revenue	32.0	—	—	—	32.0
Total non-lease revenue	$98.7	$2.2	$2.3	$34.1	$137.3
Property lease revenue	1,029.2	310.3	179.2	297.6	1,816.3
Total revenue	$1,127.9	$312.5	$181.5	$331.7	$1,953.6

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Three Months Ended September 30, 2018 (1)	U.S.	Asia	EMEA	Latin America	Total
Non-lease property revenue	$62.4	$1.6	$0.4	$23.6	$88.0
Services revenue	33.9	—	—	—	33.9
Total non-lease revenue	$96.3	$1.6	$0.4	$23.6	$121.9
Property lease revenue	895.3	321.5	166.2	280.6	1,663.6
Total revenue	$991.6	$323.1	$166.6	$304.2	$1,785.5
_______________

(1)	Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.

Nine Months Ended September 30, 2019	U.S.	Asia	EMEA	Latin America	Total
Non-lease property revenue	$186.3	$6.7	$5.8	$103.9	$302.7
Services revenue	100.1	—	—	—	100.1
Total non-lease revenue	$286.4	$6.7	$5.8	$103.9	$402.8
Property lease revenue	2,903.1	915.8	528.2	906.7	5,253.8
Total revenue	$3,189.5	$922.5	$534.0	$1,010.6	$5,656.6

Nine Months Ended September 30, 2018 (1)	U.S.	Asia	EMEA	Latin America	Total
Non-lease property revenue	$190.3	$5.0	$1.1	$71.9	$268.3
Services revenue	96.8	—	—	—	96.8
Total non-lease revenue	$287.1	$5.0	$1.1	$71.9	$365.1
Property lease revenue	2,655.8	899.0	506.4	881.9	4,943.1
Total revenue	$2,942.9	$904.0	$507.5	$953.8	$5,308.2

_______________

(1)	Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.

Information about receivables, contract assets and contract liabilities from non-lease contracts with tenants is as follows:

	September 30, 2019	December 31, 2018 (1)
Accounts receivable	$94.0	$92.6
Prepaids and other current assets	10.0	7.7
Notes receivable and other non-current assets	26.0	22.2
Unearned revenue (2)	37.9	35.0
Other non-current liabilities (3)	68.8	54.1
_______________

(1)	Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.

(2)	Excludes $56.1 million and $55.0 million of capital contributions related to DAS networks as of September 30, 2019 and December 31, 2018, respectively.

(3)	Excludes $301.6 million and $313.6 million of capital contributions related to DAS networks as of September 30, 2019 and December 31, 2018, respectively.

The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. During the three and nine months ended September 30, 2019, the Company recognized $15.7 million and $45.8 million, respectively, of revenue that was included in the Unearned revenue balance as of December 31, 2018. During the three and nine months ended September 30, 2018, the Company recognized $10.8 million and $33.3 million, respectively, of revenue from the Unearned revenue balance as of January 1, 2018. The Company also recognized revenues

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

of $14.8 million and $44.2 million during the three and nine months ended September 30, 2019, respectively, and $13.8 million and $41.2 million during the three and nine months ended September 30, 2018, respectively, for capital contributions related to DAS networks. There was $0.1 million and $0.3 million during the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2018, respectively, of revenue recognized from Other non-current liabilities.

The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company did not record any change in unbilled receivables attributable to revenue recognized during each of the three and nine months ended September 30, 2019 and 2018. The change in contract assets attributable to revenue recognized was $5.2 million and $3.8 million during the three and nine months ended September 30, 2019, respectively, and less than $0.1 million for each of the three and nine months ended September 30, 2018.

Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance that modifies how entities measure credit losses on most financial instruments. The new guidance replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. Operating lease receivables are not within the scope of this guidance. The Company is finalizing its analysis of the impact of this guidance on its financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued guidance on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company adopted this guidance prospectively on July 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Unbilled receivables	$124.0	$126.1
Prepaid income tax	136.7	125.1
Value added tax and other consumption tax receivables	65.0	86.3
Prepaid assets	66.5	40.5
Prepaid operating ground leases	—	165.0
Other miscellaneous current assets	79.8	78.2
Prepaids and other current assets	$472.0	$621.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

The reduction in Prepaid operating ground leases is a result of the reclassification of assets to the Right-of-use asset in connection with the Company’s adoption of the new lease accounting standard.

3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under financing leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		September 30, 2019	December 31, 2018
Towers	Up to 20	$13,044.9	$12,777.9
Equipment (2)	2 - 20	1,807.1	1,667.3
Buildings and improvements	3 - 32	636.2	628.5
Land and improvements (3)	Up to 20	2,435.4	2,285.4
Construction-in-progress		378.7	358.1
Total		18,302.3	17,717.2
Less accumulated depreciation		(7,019.1)	(6,470.1)
Property and equipment, net		$11,283.2	$11,247.1
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	Includes fiber and DAS assets.

(3)	Estimated useful lives apply to improvements only.

Total depreciation expense was $224.7 million and $677.5 million for the three and nine months ended September 30, 2019, respectively, and $221.0 million and $666.9 million for the three and nine months ended September 30, 2018, respectively. Depreciation expense includes amounts related to finance lease assets for the three and nine months ended September 30, 2019 of $42.4 million and $127.4 million, respectively.

As of December 31, 2018, property and equipment included $4,369.5 million of capital lease assets with related equipment and improvements and $1,016.2 million of accumulated depreciation.

Information about finance lease-related balances is as follows:

		As of
Finance leases:	Classification	September 30, 2019
Property and equipment	Towers	$2,706.9
Accumulated depreciation		(1,039.8)
Property and equipment, net		$1,667.1

Property and equipment	Buildings and improvements	$171.4
Accumulated depreciation		(64.8)
Property and equipment, net		$106.6

Property and equipment	Land	$152.1

Property and equipment	Equipment	$45.0
Accumulated depreciation		(11.9)
Property and equipment, net		$33.1

As of September 30, 2019, the Company had $1,533.3 million of perpetual land easements which are not depreciable.

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
As of September 30, 2019, the Company does not have any material related party leases as a lessor. The Company generally does not enter into sales-type leases or direct financing leases. The Company’s leases generally do not include any incentives for the lessee and do not include any lessee purchase options.
Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2019 were as follows:

Fiscal Year	Amount (1)
Remainder of 2019	$1,394.7
2020	5,645.9
2021	5,442.0
2022	4,846.6
2023	4,710.8
Thereafter	24,225.4
Total	$46,265.4
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

On August 30, 2019, the Company entered into a new master lease agreement with one of its tenants in the U.S., AT&T Inc. (“AT&T”), which resulted in an additional $13.7 billion in future minimum rental receipts expected under non-cancellable operating lease agreements.

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
As of the adoption date and new lease inception, the Company’s right-of-use asset is equal to its lease liability, plus payments made prior to the commencement date and initial direct costs, net of any impairment losses, lease incentives, fair value adjustments on acquired leases and deferred rent amount recorded under the prior lease accounting guidance. The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2019.
As of September 30, 2019, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of September 30, 2019, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Information about other lease-related balances as of September 30, 2019 is as follows:

Operating leases:
Right-of-use asset	$7,214.7

Current portion of lease liability	$475.1
Lease liability	6,448.0
Total operating lease liability	$6,923.1

Finance leases:
Current portion of lease liability	$7.1
Lease liability	23.1
Total finance lease liability	$30.2

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
The weighted-average remaining lease terms and incremental borrowing rates as of September 30, 2019 are as follows:

Operating leases:
Weighted-average remaining lease term (years)	13.3
Weighted-average incremental borrowing rate	6.3%

Finance leases:
Weighted-average remaining lease term (years)	15.0
Weighted-average incremental borrowing rate	6.2%

The following table sets forth the components of lease cost for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$249.5	$760.3
Variable lease costs not included in lease liability (1)	67.7	190.8
_______________

(1)	Includes property tax paid on behalf of the landlord.

The interest expense on finance lease liabilities was $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Supplemental cash flow information for the nine months ended September 30, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(701.9)
Operating cash flows from finance leases	$(1.1)
Financing cash flows from finance leases	$(16.4)

Non-cash items:
New operating leases	$224.8
Operating lease modifications and reassessments	$338.9

As of September 30, 2019, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of September 30, 2019 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
Remainder of 2019	$217.4	$2.8
2020	876.0	7.6
2021	860.4	4.9
2022	822.4	4.0
2023	785.4	2.6
Thereafter	6,735.8	45.5
Total lease payments	10,297.4	67.4
Less amounts representing interest	(3,374.3)	(37.2)
Total lease liability	6,923.1	30.2
Less current portion of lease liability	(475.1)	(7.1)
Non-current lease liability	$6,448.0	$23.1
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018 is as follows:

Year Ended December 31,	Amount (1)
2019	$926.0
2020	904.2
2021	879.8
2022	834.2
2023	792.6
Thereafter	6,173.1
Total	$10,509.9

_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property				Services	Total
	U.S.	Asia	EMEA	Latin America
Balance as of January 1, 2019	$3,382.5	$1,045.5	$381.3	$690.6	$2.0	$5,501.9
Additions and adjustments (1)	33.5	—	—	—	—	33.5
Effect of foreign currency translation	—	(16.3)	(16.8)	(20.9)	—	(54.0)
Balance as of September 30, 2019	$3,416.0	$1,029.2	$364.5	$669.7	$2.0	$5,481.4
_______________

(1)	Additions consist of $34.3 million resulting from 2019 acquisitions offset by $0.8 million from revisions to prior-year acquisitions due to measurement period adjustments.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2019			As of December 31, 2018
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$4,832.7	$(1,863.2)	$2,969.5	$4,780.3	$(1,704.9)	$3,075.4
Acquired tenant-related intangibles	15-20	11,359.2	(3,517.3)	7,841.9	11,156.5	(3,147.2)	8,009.3
Acquired licenses and other intangibles	3-20	103.9	(19.5)	84.4	104.1	(14.5)	89.6
Total other intangible assets		$16,295.8	$(5,400.0)	$10,895.8	$16,040.9	$(4,866.6)	$11,174.3
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 14 years. Amortization of intangible assets for the three and nine months ended September 30, 2019 was $197.9 million and $590.2 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2018 was $207.4 million and $615.0 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2019	$199.0
2020	777.8
2021	761.7
2022	757.7
2023	753.8
2024	750.8

6.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Long-term prepaid ground rent	$—	$607.5
Notes receivable	1.0	1.0
Other miscellaneous assets	247.9	354.1
Notes receivable and other non-current assets	$248.9	$962.6

The reduction in Long-term prepaid ground rent is a result of the reclassification of assets to the Right-of-use asset in connection with the Company’s adoption of the new lease accounting standard.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Accrued property and real estate taxes	$195.1	$169.7
Accrued pass-through costs	74.4	71.2
Amounts payable to tenants	65.8	93.5
Accrued rent	75.3	61.4
Payroll and related withholdings	81.4	90.4
Accrued construction costs	30.0	41.5
Accrued income tax payable	34.1	57.9
Accrued pass-through taxes	5.2	2.2
Other accrued expenses	295.4	360.5
Total accrued expenses	$856.7	$948.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

8.    LONG-TERM OBLIGATIONS

Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	September 30, 2019	December 31, 2018	Maturity Date
2018 Term Loan (1) (2)	$—	$1,499.8	March 29, 2019
2019 Term Loan (1)	1,299.8	—	February 13, 2020
2013 Credit Facility (1)	1,122.0	1,875.0	June 28, 2022
2013 Term Loan (1)	995.5	994.8	January 31, 2024
2014 Credit Facility (1)	—	—	January 31, 2024
3.40% senior notes (3)	—	1,000.0	February 15, 2019
2.800% senior notes	749.0	747.8	June 1, 2020
5.050% senior notes (4)	—	698.7	September 1, 2020
3.300% senior notes	748.2	747.2	February 15, 2021
3.450% senior notes	647.3	646.3	September 15, 2021
5.900% senior notes	498.8	498.4	November 1, 2021
2.250% senior notes	592.0	572.7	January 15, 2022
4.70% senior notes	698.0	697.4	March 15, 2022
3.50% senior notes	993.8	992.6	January 31, 2023
3.000% senior notes	708.0	687.5	June 15, 2023
5.00% senior notes	1,001.8	1,002.1	February 15, 2024
3.375% senior notes	644.1	—	May 15, 2024
2.950% senior notes	640.9	—	January 15, 2025
1.375% senior notes	537.1	564.0	April 4, 2025
4.000% senior notes	742.9	742.1	June 1, 2025
4.400% senior notes	496.5	496.1	February 15, 2026
1.950% senior notes	538.6	566.0	May 22, 2026
3.375% senior notes	987.5	986.3	October 15, 2026
3.125% senior notes	397.6	397.3	January 15, 2027
3.55% senior notes	744.0	743.5	July 15, 2027
3.600% senior notes	692.4	691.9	January 15, 2028
3.950% senior notes	589.4	—	March 15, 2029
3.800% senior notes	1,631.3	—	August 15, 2029
Total American Tower Corporation debt	18,696.5	17,847.5

Series 2013-2A securities (5)	1,294.6	1,293.4	March 15, 2023
Series 2018-1A securities (5)	493.7	493.5	March 15, 2028
Series 2015-1 notes (6)	349.4	348.8	June 15, 2020
Series 2015-2 notes (7)	521.3	520.8	June 16, 2025
India indebtedness (8)	—	240.1	Various
India preference shares (9)	—	23.9	March 2, 2020
Shareholder loan (10)	—	59.9	December 31, 2019
Other subsidiary debt (11)	97.9	152.5	Various
Total American Tower subsidiary debt	2,756.9	3,132.9
Finance and capital lease obligations	30.2	179.5
Total	21,483.6	21,159.9
Less current portion of long-term obligations	(2,443.6)	(2,754.8)
Long-term obligations	$19,040.0	$18,405.1
_______________

(1)	Accrues interest at a variable rate.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

(2)	Repaid in full on February 14, 2019 using proceeds from the 2019 Term Loan (as defined below) and cash on hand.

(3)	Repaid in full on the maturity date in February 2019 with borrowings from the 2013 Credit Facility and the 2014 Credit Facility (each as defined below).

(4)	Repaid in full on April 22, 2019 with borrowings from the 2014 Credit Facility and cash on hand.

(5)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(6)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(7)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

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

Bank Facilities
2013 Credit Facility—During the nine months ended September 30, 2019, the Company borrowed an aggregate of $1.7 billion and repaid an aggregate of $2.5 billion of revolving indebtedness under the 2013 Credit Facility. The Company used the borrowings to fund acquisitions, to purchase redeemable noncontrolling interests, to repay existing indebtedness and for general corporate purposes.

2014 Credit Facility—During the nine months ended September 30, 2019, the Company borrowed an aggregate of $1.6 billion and repaid an aggregate of $1.6 billion of revolving indebtedness under the 2014 Credit Facility. The Company used the borrowings to repay existing indebtedness and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

2019 Term Loan—During the nine months ended September 30, 2019, the Company entered into the 2019 Term Loan, the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under its $1.5 billion unsecured term loan entered into on March 29, 2018.
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

As of September 30, 2019, the key terms under the 2013 Credit Facility, the 2014 Credit Facility, the Company’s unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”), and the 2019 Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2013 Credit Facility	$1,122.0	$3.8	June 28, 2022	(3)	1.125%	0.125%
2014 Credit Facility	$—	$6.2	January 31, 2024	(3)	1.125%	0.125%
2013 Term Loan	$1,000.0	N/A	January 31, 2024		1.125%	N/A
2019 Term Loan	$1,300.0	N/A	February 13, 2020		0.800%	N/A
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2019			December 31, 2018
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$12.7	—	—	—	—
Embedded derivative in lease agreement	—	—	$10.9	—	—	$11.5
Liabilities:
Interest rate swap agreements	—	$7.3	—	—	$33.8	—
Acquisition-related contingent consideration	—	—	$0.8	—	—	$0.9
Fair value of debt related to interest rate swap agreements (1)	$7.0	—	—	$(31.3)	—	—
Redeemable noncontrolling interests	—	—	$574.8	—	—	$1,004.8

_______________

(1)	Included in the carrying values of the corresponding debt obligations.

During the nine months ended September 30, 2019, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2018 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements, acquisition-related contingent consideration and redeemable noncontrolling interests. The changes in fair value for the embedded derivative in one of its lease agreements and acquisition-related contingent consideration during the nine months ended September 30, 2019 and 2018 were not material to the consolidated financial statements. The changes in the carrying amount of the redeemable noncontrolling interests are described in note 12. As of September 30, 2019, the Company estimated the value of all potential acquisition-related contingent consideration payments to be between zero and $0.8 million.

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. The Company recorded $14.0 million and $45.1 million of impairments during the three and nine months ended September 30, 2019, respectively, and $1.8 million and $182.4 million of impairments during the three and nine months ended September 30, 2018, respectively. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2019 or 2018.

Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2019 and December 31, 2018 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2019 and December 31, 2018, the carrying value of long-term obligations, including the current portion, was $21.5 billion and $21.2 billion, respectively. As of September 30, 2019, the fair value of long-term obligations, including the current portion, was $22.4 billion, of which $16.1 billion was measured using Level 1 inputs and $6.3 billion was measured using Level 2 inputs. As of December 31, 2018, the fair value of long-term obligations, including the current portion, was $21.1 billion, of which $13.4 billion was measured using Level 1 inputs and $7.7 billion was measured using Level 2 inputs.

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

The increase in the income tax provision during the three months ended September 30, 2019 was primarily attributable to an increase in foreign earnings subject to taxation in the current period. The change in the income tax provision (benefit) for the nine months ended September 30, 2019 was primarily attributable to an increase in foreign earnings subject to taxation in the current period, as well as the nonrecurrence of certain events during the nine months ended September 30, 2018, including a one-time benefit for merger-related activity in the Company’s Asia property segment and the tax effect of certain impairment charges.
As of September 30, 2019 and December 31, 2018, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $93.3 million and $93.7 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2019 includes additions to the Company’s existing tax positions of $1.4 million and $4.4 million, respectively, which were reduced by foreign currency exchange rate fluctuations of $3.7 million and $2.7 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2018 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $27.5 million.
The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Penalties and income tax-related interest expense	$2.1	$1.0	$4.3	$2.7

As of September 30, 2019 and December 31, 2018, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $22.7 million and $19.1 million, respectively.
11.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2019, the Company had the ability to grant stock-based awards with respect to an aggregate of 7.0 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

During the three and nine months ended September 30, 2019 and 2018, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense Property	$0.4	$0.8	$1.4	$2.0
Stock-based compensation expense Services	0.2	0.2	0.7	0.7
Stock-based compensation expense SG&A	22.9	42.8	85.8	108.6
Total stock-based compensation expense	$23.5	$43.8	$87.9	$111.3

Stock-based compensation expense capitalized as property and equipment	$0.3	$0.6	$1.2	$1.6

Stock Options—As of September 30, 2019, total unrecognized compensation expense related to unvested stock options was $1.4 million, which is expected to be recognized over a weighted average period of less than one year.
The Company’s option activity for the nine months ended September 30, 2019 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2019	4,257,470
Granted	—
Exercised	(1,080,169)
Forfeited	(7,211)
Expired	—
Outstanding as of September 30, 2019	3,170,090

Restricted Stock Units—As of September 30, 2019, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $137.8 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2019, 2018 and 2017, the Company’s Compensation Committee granted an aggregate of 114,823 PSUs (the “2019 PSUs”), 131,311 PSUs (the “2018 PSUs”) and 154,520 PSUs (the “2017 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2019 PSUs, the 2018 PSUs and the 2017 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2019 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2019 (1)	1,649,973	624,511
Granted (2)	542,744	114,823
Vested and Released (3)	(661,333)	(338,680)
Forfeited	(60,856)	—
Outstanding as of September 30, 2019	1,470,528	400,654
Vested and deferred as of September 30, 2019 (4)	19,810	—

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

During the three and nine months ended September 30, 2019, the Company recorded $4.6 million and $18.1 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2019 was $15.0 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

12.    REDEEMABLE NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd., acquired a 51% controlling ownership interest in ATC TIPL (formerly Viom), a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”), which was subsequently merged with the Company’s existing India property operations.

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

The Shareholders Agreement also provides the Remaining Shareholders with put options, which allow them to sell outstanding shares of ATC TIPL to the Company, and the Company with call options, which allow it to buy the noncontrolling shares of ATC TIPL. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature requires classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.

The noncontrolling interests become redeemable after the passage of time, and therefore, the Company records the carrying amount of the noncontrolling interests outside of permanent equity at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and foreign currency translation adjustments, or (ii) the estimated redemption value. If required, the Company will adjust the redeemable noncontrolling interests to the estimated redemption value on each balance sheet date with changes in the estimated redemption value recognized as an adjustment to Net income attributable to noncontrolling interests. The Company adjusts the estimated redemption value of the noncontrolling interests based on the operating results of ATC TIPL and previously recorded adjustments to the estimated redemption value. During the nine months ended September 30, 2019, the Company reduced the estimated redemption value of the noncontrolling interests by $2.2 million. During the nine months ended September 30, 2018, the Company increased the estimated redemption value of the noncontrolling

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

interests by $28.6 million. The adjustment for the nine months ended September 30, 2018 was primarily due to the impact of impairment charges on net income and, as a result, on the carrying value of the noncontrolling interests.

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

During the nine months ended September 30, 2019, the Company redeemed 50% of Tata Teleservices and Tata Sons’ combined holdings of ATC TIPL and 100% of IDFC’s holdings of ATC TIPL, for total consideration of INR 29.4 billion ($425.7 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 63% to 79% and the noncontrolling interest decreased from 37% to 21%.

The changes in Redeemable noncontrolling interests for the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
Balance as of January 1,	$1,004.8	$1,126.2
Net income (loss) attributable to noncontrolling interests	2.2	(42.4)
Adjustment to noncontrolling interest redemption value	(2.2)	28.6
Adjustment to noncontrolling interest due to merger	—	(28.1)
Purchase of redeemable noncontrolling interest	(425.7)	—
Foreign currency translation adjustment attributable to noncontrolling interests	(4.3)	(129.5)
Balance as of September 30,	$574.8	$954.8

In April 2019, Tata Teleservices and Tata Sons delivered notice of exercise of their put options with respect to 100% of their remaining holdings in ATC TIPL. The Company expects to complete the redemption of the put shares, subject to regulatory approval, for total consideration of INR 24.8 billion (approximately $350.1 million at the September 30, 2019 exchange rate) in the fourth quarter of 2019. After the completion of the redemption, the Company will hold an approximately 92% ownership interest in ATC TIPL.

13.    EQUITY

Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2019, the Company received an aggregate of $92.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

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

During the nine months ended September 30, 2019, there were no repurchases under either of the Buyback Programs. As of September 30, 2019, the Company has repurchased a total of 14,003,543 shares of its common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees. The Company has not made any repurchases under the 2017 Buyback.
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

The Company expects to fund any further purchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the purchases.

Distributions—During the nine months ended September 30, 2019, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 13, 2019	October 17, 2019	September 27, 2019	$0.95	$420.7
May 22, 2019	July 12, 2019	June 19, 2019	$0.92	$407.0
March 7, 2019	April 26, 2019	April 11, 2019	$0.90	$397.8
December 5, 2018	January 14, 2019	December 27, 2018	$0.84	$370.5

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.

During the nine months ended September 30, 2018, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 6, 2018	October 17, 2018	September 28, 2018	$0.79	$348.3
May 24, 2018	July 13, 2018	June 19, 2018	$0.77	$339.8
March 8, 2018	April 27, 2018	April 11, 2018	$0.75	$331.2
December 6, 2017	January 16, 2018	December 28, 2017	$0.70	$300.2

Series B Preferred Stock
January 22, 2018	February 15, 2018	February 1, 2018	$13.75	$18.9

(1)	Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2019, the amount accrued for distributions payable related to unvested restricted stock units was $12.3 million. During the nine months ended September 30, 2019 and 2018, the Company paid $6.9 million and $4.2 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

14.    EARNINGS PER COMMON SHARE

The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to American Tower Corporation stockholders	$498.6	$366.9	$1,325.1	$958.8
Dividends on preferred stock	—	—	—	(9.4)
Net income attributable to American Tower Corporation common stockholders	$498.6	$366.9	$1,325.1	$949.4
Basic weighted average common shares outstanding	442,763	440,889	442,110	439,191
Dilutive securities	3,066	3,232	3,242	3,277
Diluted weighted average common shares outstanding	445,829	444,121	445,352	442,468
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.13	$0.83	$3.00	$2.16
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.12	$0.83	$2.98	$2.15

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	—	3	1	2
Preferred stock	—	—	—	1,947

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T, that currently provides for the lease or sublease of approximately 2,270 towers commencing between December 2000 and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2019, the Company has purchased an aggregate of 154 of the subleased towers upon expiration of the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $955.7 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
ALLTEL Transaction—In December 2000, the Company entered into an agreement with ALLTEL Communications, LLC, a predecessor entity to Verizon Wireless, to acquire towers through a 15-year sublease agreement. Pursuant to the agreement, as amended, with Verizon Wireless, the Company acquired rights to approximately 1,800 towers in tranches between April 2001 and March 2002. The Company had the option to purchase each tower at the expiration of the applicable sublease. During the year ended December 31, 2016, the Company exercised the purchase options for 1,523 towers in a single closing and provided notice to the tower owner, Verizon’s assignee, of its intent to exercise the purchase options related to the remaining 243 towers. On August 30, 2019, the Company purchased the remaining 243 towers for an aggregate purchase price of $43.0 million in cash in lieu of shares of the Company’s common stock.
Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. Taxing authorities may issue notices or assessments while audits are being conducted. In certain jurisdictions, taxing authorities may issue assessments with minimal examination. These notices and assessments do not represent amounts that the Company is obligated to pay and are often not reflective of the actual tax liability for which the Company will ultimately be liable. In the process of responding to assessments of taxes that the Company believes are not enforceable, the Company avails itself of both administrative and judicial remedies. The Company evaluates the circumstances of each notification or assessment based on the information available and, in those instances in which the Company does not anticipate a successful defense of positions taken in its tax filings, a liability is recorded in the appropriate amount based on the underlying assessment.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

16.    ACQUISITIONS

Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.

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

During the three and nine months ended September 30, 2019 and 2018, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Acquisition and merger related expenses	$5.8	$0.9	$11.6	$6.8
Integration costs	$1.6	$9.8	$7.8	$15.0

The Company also received $13.1 million related to pre-acquisition contingencies and settlements during the nine months ended September 30, 2019.

2019 Transactions

The estimated aggregate impact of the acquisitions completed in 2019 on the Company’s revenues and gross margin for the three months ended September 30, 2019 was approximately $5.3 million and $3.9 million, respectively, and for the nine months ended September 30, 2019 was approximately $7.9 million and $5.7 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

U.S. Acquisition—On August 30, 2019, the Company acquired approximately 400 towers and other related property interests in the United States for an aggregate total purchase price of $483.9 million. This acquisition was accounted for as an asset acquisition.

Other Acquisitions—During the nine months ended September 30, 2019, the Company acquired a total of 582 communications sites in the United States, Colombia, Mexico, Paraguay and Peru, as well as other communications infrastructure assets, for an aggregate purchase price of $183.8 million. The majority of these acquisitions were accounted for as asset acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

The following table summarizes the allocations of the purchase prices for the fiscal year 2019 acquisitions based upon their estimated fair value at the date of acquisition:

	U.S. Acquisition	Other (1)
Current assets	$4.0	$7.9
Property and equipment	97.7	57.7
Intangible assets (2):
Tenant-related intangible assets	271.3	62.0
Network location intangible assets	110.9	27.0
Other intangible assets	—	0.8
Other non-current assets	55.5	7.8
Current liabilities	(2.4)	(1.0)
Deferred tax liability	—	—
Other non-current liabilities	(53.1)	(12.7)
Net assets acquired	483.9	149.5
Goodwill (3)	—	34.3
Fair value of net assets acquired	483.9	183.8
Debt assumed	—	—
Purchase price	$483.9	$183.8
_______________

(1)	Includes 106 sites in Peru held pursuant to long-term finance leases.

(2)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(3)	The Company expects goodwill to be deductible for tax purposes.
In addition to the acquisitions discussed above, on August 30, 2019, the Company purchased 243 towers related to the ALLTEL transaction described in note 15 for an aggregate purchase price of $43.0 million.

Other Signed Acquisitions
Eaton Towers—On May 30, 2019, the Company entered into a definitive agreement to acquire 100% of the outstanding shares of Eaton Towers Holding Limited (“Eaton Towers”), which owns and operates approximately 5,500 communications sites across five African markets. The total consideration for the transaction, including the Company’s assumption of existing Eaton Towers debt, is approximately $1.85 billion, subject to customary closing adjustments. The transaction is expected to close by the end of 2019, subject to customary closing conditions, including the satisfaction of regulatory approvals. Subject to the closing of the Eaton Towers transaction, the Company anticipates acquiring the interests of MTN in each of the Company’s joint ventures in Ghana and Uganda.

2018 Transactions

During the nine months ended September 30, 2019, the allocation of the purchase price for the acquisition of Idea Cellular Infrastructure Services Limited was finalized with no material post-closing adjustments. During the nine months ended September 30, 2019, there were no material post-closing adjustments that impacted other 2018 acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pro forma revenues	$1,957.7	$1,813.4	$5,676.0	$5,499.9
Pro forma net income attributable to American Tower Corporation common stockholders	$497.7	$363.3	$1,321.9	$937.8
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.12	$0.82	$2.99	$2.14
Diluted net income attributable to American Tower Corporation common stockholders	$1.12	$0.82	$2.97	$2.12

17.    BUSINESS SEGMENTS

The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations, which as of September 30, 2019, consisted of the following:

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2019	U.S.	Asia	EMEA	Latin America
Segment revenues	$1,095.9	$312.5	$181.5	$331.7	$1,921.6	$32.0		$1,953.6
Segment operating expenses (1)	207.5	177.9	58.6	103.6	547.6	11.7		559.3
Segment gross margin	888.4	134.6	122.9	228.1	1,374.0	20.3		1,394.3
Segment selling, general, administrative and development expense (1)	44.5	33.1	19.7	23.5	120.8	3.4		124.2
Segment operating profit	$843.9	$101.5	$103.2	$204.6	$1,253.2	$16.9		$1,270.1
Stock-based compensation expense							$23.5	23.5
Other selling, general, administrative and development expense							40.8	40.8
Depreciation, amortization and accretion							442.8	442.8
Other expense (2)							221.0	221.0
Income from continuing operations before income taxes								$542.0
Total assets	$22,653.2	$5,324.9	$3,626.6	$7,129.2	$38,733.9	$55.8	$517.5	$39,307.2
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $22.9 million, respectively.

(2)	Primarily includes interest expense and $14.0 million in impairment charges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Three Months Ended September 30, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$957.7	$323.1	$166.6	$304.2	$1,751.6	$33.9		$1,785.5
Segment operating expenses (1)	193.3	194.7	57.5	96.8	542.3	13.4		555.7
Interest income, TV Azteca, net	—	—	—	0.6	0.6	—		0.6
Segment gross margin	764.4	128.4	109.1	208.0	1,209.9	20.5		1,230.4
Segment selling, general, administrative and development expense (1)	37.9	13.5	16.2	20.7	88.3	6.3		94.6
Segment operating profit	$726.5	$114.9	$92.9	$187.3	$1,121.6	$14.2		$1,135.8
Stock-based compensation expense							$43.8	43.8
Other selling, general, administrative and development expense							40.5	40.5
Depreciation, amortization and accretion							448.9	448.9
Other expense (2)							212.8	212.8
Income from continuing operations before income taxes								$389.8
Total assets	$18,664.5	$5,093.7	$3,272.7	$5,677.5	$32,708.4	$50.6	$318.2	$33,077.2
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.0 million and $42.8 million, respectively.

(2)	Primarily includes interest expense and $1.8 million in impairment charges.

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2019	U.S.	Asia	EMEA	Latin America
Segment revenues	$3,089.4	$922.5	$534.0	$1,010.6	$5,556.5	$100.1		$5,656.6
Segment operating expenses (1)	595.4	544.2	178.9	310.5	1,629.0	35.5		1,664.5
Segment gross margin	2,494.0	378.3	355.1	700.1	3,927.5	64.6		3,992.1
Segment selling, general, administrative and development expense (1)	128.4	77.4	58.1	75.0	338.9	8.8		347.7
Segment operating profit	$2,365.6	$300.9	$297.0	$625.1	$3,588.6	$55.8		$3,644.4
Stock-based compensation expense							$87.9	87.9
Other selling, general, administrative and development expense							117.3	117.3
Depreciation, amortization and accretion							1,328.6	1,328.6
Other expense (2)							663.1	663.1
Income from continuing operations before income taxes								$1,447.5
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.1 million and $85.8 million, respectively.

(2)	Primarily includes interest expense and $45.1 million in impairment charges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property				Total Property	Services	Other	Total
Nine Months Ended September 30, 2018	U.S.	Asia	EMEA	Latin America
Segment revenues	$2,846.1	$904.0	$507.5	$953.8	$5,211.4	$96.8		$5,308.2
Segment operating expenses (1)	578.4	532.7	175.1	309.5	1,595.7	38.5		1,634.2
Interest expense, TV Azteca, net	—	—	—	(0.1)	(0.1)	—		(0.1)
Segment gross margin	2,267.7	371.3	332.4	644.2	3,615.6	58.3		3,673.9
Segment selling, general, administrative and development expense (1)	117.1	72.8	50.6	64.4	304.9	12.7		317.6
Segment operating profit	$2,150.6	$298.5	$281.8	$579.8	$3,310.7	$45.6		$3,356.3
Stock-based compensation expense							$111.3	111.3
Other selling, general, administrative and development expense							114.5	114.5
Depreciation, amortization and accretion							1,344.9	1,344.9
Other expense (2)							828.3	828.3
Income from continuing operations before income taxes								$957.3
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.7 million and $108.6 million, respectively.

(2)	Primarily includes interest expense and $182.4 million in impairment charges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

18.    SUBSEQUENT EVENTS

2.750% Senior Notes and 3.700% Senior Notes Offering—On October 3, 2019, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.750% senior unsecured notes due 2027 (the “2.750% Notes”) and $600.0 million aggregate principal amount of 3.700% senior unsecured notes due 2049 (the “3.700% Notes”). The net proceeds from this offering were approximately $1,334.2 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and the 2019 Term Loan.

The 2.750% Notes will mature on January 15, 2027 and bear interest at a rate of 2.750% per annum. The 3.700% Notes will mature on October 15, 2049 and bear interest at a rate of 3.700% per annum. Accrued and unpaid interest on the 2.750% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. Accrued and unpaid interest on the 3.700% Notes will be payable in U.S. Dollars semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2020. Interest on the 2.750% Notes and the 3.700% Notes will accrue from October 3, 2019 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

The Company may redeem the 2.750% Notes and the 3.700% Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2.750% Notes and the 3.700% Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 2.750% Notes on or after November 15, 2026 or the 3.700% Notes on or after April 15, 2049, the Company will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture, it may be required to repurchase all of the 2.750% Notes and the 3.700% Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 2.750% Notes and the 3.700% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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
This Quarterly Report on Form 10-Q contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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
Overview

We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the nine months ended September 30, 2019.

We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2019:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	24,942	15,641	405
Asia:
India (2)	73,984	—	1,089
EMEA:
France	2,188	317	9
Germany	2,210	—	—
Ghana	2,341	—	25
Kenya	716	—	—
Nigeria	4,995	—	—
South Africa (2)	2,679	—	—
Uganda	1,593	—	1
EMEA total	16,722	317	35
Latin America:
Argentina (3)	61	—	10
Brazil (3)	16,679	2,259	98
Chile	1,307	—	21
Colombia	4,998	—	2
Costa Rica	617	—	2
Mexico (4)	9,345	186	92
Paraguay	1,421	—	—
Peru	703	378	—
Latin America total	35,131	2,823	225
_______________

(1)	Approximately 98% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.

(2)	In India and South Africa, we also own fiber.

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

In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and nine months ended September 30, 2019 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2019, we expect to generate nearly $46.3 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.

Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2019, churn was approximately 6% of our tenant billings. The higher than historical level of churn was largely due to carrier consolidation events in India.

We have experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which we expect will continue to result in a higher impact on our revenues, including tenant billings, as compared to the historical average, through 2019. We also expect this churn will continue to compress our gross margin and operating profit through 2019, particularly in our Asia property segment, although we expect this to be partially offset by lower expenses due to reduced tenancy on existing sites or the decommissioning of sites. In addition, we expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of impairment expense or other similar charges. For more information, please see Item 7 of the 2018 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

For the nine months ended September 30, 2019, aggregate carrier consolidation in India negatively impacted our consolidated property revenue by $268.4 million, including approximately $63.4 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $183.2 million.

In 2019, as compared to 2018 amounts, we expect carrier consolidation in India to negatively impact our consolidated property revenue by approximately $178.0 million, including approximately $23.0 million in pass-through revenue and the expected benefit of settlement payments related to prior tenant cancellations, and our operating profit by approximately $134.0 million. These amounts exclude the impact of the nonrecurrence of one-time items related to the cash payment pursuant to our settlement agreements with Tata Teleservices Limited (“Tata Teleservices”) and related entities in the fourth quarter of 2018.

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

Results of Operations
Three and Nine Months Ended September 30, 2019 and 2018
(in millions, except percentages)

Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Property
U.S.	$1,095.9	$957.7	14%	$3,089.4	$2,846.1	9%
Asia	312.5	323.1	(3)	922.5	904.0	2
EMEA	181.5	166.6	9	534.0	507.5	5
Latin America	331.7	304.2	9	1,010.6	953.8	6
Total property	1,921.6	1,751.6	10	5,556.5	5,211.4	7
Services	32.0	33.9	(6)	100.1	96.8	3
Total revenues	$1,953.6	$1,785.5	9%	$5,656.6	$5,308.2	7%

Three Months Ended September 30, 2019

U.S. property segment revenue growth of $138.2 million was attributable to:

•	Tenant billings growth of $69.1 million, which was driven by:

•	$51.7 million due to leasing additional space on our sites (“colocations”) and amendments;

•	$14.9 million from contractual escalations, net of churn; and

•	$4.4 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);

•	Partially offset by a decrease of $1.9 million from other tenant billings; and

•
An increase of $69.1 million in other revenue, which includes a $63.6 million increase due to straight-line accounting primarily due to a new master lease agreement with one of our tenants, AT&T Inc. (“AT&T”).

Asia property segment revenue decrease of $10.6 million was attributable to:

•	A decrease in tenant billings of $33.5 million, which was driven by:

•	A decrease of $57.6 million resulting from churn in excess of contractual escalations, including $55.5 million of carrier consolidation-driven churn in India;

•	Partially offset by:

▪	$19.0 million due to colocations and amendments;

▪	$4.6 million generated from newly acquired or constructed sites; and

▪	$0.5 million from other tenant billings;

•	An increase of $23.4 million in other revenue, primarily due to tenant settlement payments attributable to prior tenant cancellations; and

•	Pass-through revenue growth of $2.4 million.

Segment revenue decline includes a decrease of $2.9 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

EMEA property segment revenue growth of $14.9 million was attributable to:

•	Tenant billings growth of $16.8 million, which was driven by:

•	$6.8 million generated from newly acquired or constructed sites, primarily due to the acquisition of communications sites in Kenya in the fourth quarter of 2018 (the “Kenya Acquisition”);

•	$4.5 million due to colocations and amendments;

•	$3.3 million from contractual escalations, net of churn; and

•	$2.2 million from other tenant billings;

•	An increase in pass-through revenue of $5.9 million; and

•	A decrease of $0.3 million in other revenue.

Segment revenue growth includes a decrease of $7.5 million attributable to the negative impact of foreign currency translation, which included, among others, $4.3 million related to fluctuations in Ghanaian Cedi (“GHS”), $1.8 million related to fluctuations in South African Rand (“ZAR”) and $1.5 million related to fluctuations in the Euro.

Latin America property segment revenue growth of $27.5 million was attributable to:

•	Tenant billings growth of $19.7 million, which was driven by:

•	$11.5 million due to colocations and amendments;

•	$3.9 million generated from newly acquired or constructed sites;

•	$3.5 million from contractual escalations, net of churn; and

•	$0.8 million from other tenant billings;

•	An increase of $10.6 million in other revenue, primarily due to our fiber business in Brazil acquired in the fourth quarter of 2018; and

•	Pass-through revenue growth of $5.4 million.

Segment revenue growth includes a decrease of $8.2 million attributable to the negative impact of foreign currency translation, which included, among others, $3.2 million related to fluctuations in Colombian Peso (“COP”), $2.8 million related to fluctuations in Mexican Peso (“MXN”), $1.2 million related to fluctuations in Brazilian Real (“BRL”) and $0.7 million related to fluctuations in Chilean Peso (“CLP”).

The decrease in services segment revenue of $1.9 million was primarily attributable to a decrease in site acquisition, zoning and permitting services.

Nine Months Ended September 30, 2019

U.S. property segment revenue growth of $243.3 million was attributable to:

•	Tenant billings growth of $213.2 million, which was driven by:

•	$160.7 million due to colocations and amendments;

•	$48.1 million from contractual escalations, net of churn; and

•	$8.6 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $4.2 million from other tenant billings; and

•	An increase of $30.1 million in other revenue, which includes a $26.2 million increase due to straight-line accounting primarily due to a new master lease agreement with AT&T.

Asia property segment revenue growth of $18.5 million was attributable to:

•	An increase of $64.9 million in other revenue, primarily due to tenant settlement payments attributable to prior tenant cancellations;

•	Pass-through revenue growth of $57.9 million; and

•	A decrease in tenant billings of $60.1 million, which was driven by:

•	A decrease of $185.8 million resulting from churn in excess of contractual escalations, including $186.1 million of carrier consolidation-driven churn in India;

•	Partially offset by:

▪
$70.2 million generated from newly acquired or constructed sites, including $59.5 million from the transactions with Vodafone India Limited and Vodafone Mobile Services Limited (the “Vodafone Acquisition”) and Idea Cellular Limited (the “Idea Acquisition”);

▪	$53.8 million due to colocations and amendments; and

▪	$1.7 million from other tenant billings.

Segment revenue growth includes a decrease of $44.2 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

EMEA property segment revenue growth of $26.5 million was attributable to:

•	Tenant billings growth of $48.0 million, which was driven by:

•	$20.2 million generated from newly acquired or constructed sites, primarily due to the Kenya Acquisition;

•	$13.7 million due to colocations and amendments;

•	$9.1 million from contractual escalations, net of churn; and

•	$5.0 million from other tenant billings;

•	Pass-through revenue growth of $11.7 million; and

•	A decrease of $0.5 million in other revenue.

Segment revenue growth includes a decrease of $32.7 million attributable to the negative impact of foreign currency translation, which included, among others, $14.5 million related to fluctuations in GHS, $11.7 million related to fluctuations in ZAR and $6.3 million related to fluctuations in the Euro.

Latin America property segment revenue growth of $56.8 million was attributable to:

•	Tenant billings growth of $60.2 million, which was driven by:

•	$32.4 million due to colocations and amendments;

•	$12.5 million from contractual escalations, net of churn;

•	$11.2 million generated from newly acquired or constructed sites; and

•	$4.1 million from other tenant billings;

•
An increase of $39.9 million in other revenue, primarily due to $25.0 million from our fiber business in Brazil acquired in the fourth quarter of 2018 and an $11.6 million tenant settlement payment in Mexico, as well as an increase due to straight-line accounting, partially offset by revenue reserves; and

•	Pass-through revenue growth of $15.8 million.

Segment revenue growth includes a decrease of $59.1 million attributable to the negative impact of foreign currency translation, which included, among others, $41.6 million related to fluctuations in BRL, $9.4 million related to fluctuations in COP, $3.8 million related to fluctuations in MXN and $3.0 million related to fluctuations in CLP.

The increase in services segment revenue of $3.3 million was primarily attributable to an increase in site acquisition, zoning and permitting services.

Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Property
U.S.	$888.4	$764.4	16%	$2,494.0	$2,267.7	10%
Asia	134.6	128.4	5	378.3	371.3	2
EMEA	122.9	109.1	13	355.1	332.4	7
Latin America	228.1	208.0	10	700.1	644.2	9
Total property	1,374.0	1,209.9	14	3,927.5	3,615.6	9
Services	20.3	20.5	(1)%	64.6	58.3	11%

Three Months Ended September 30, 2019

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $14.2 million.

•
The increase in Asia property segment gross margin was primarily attributable to a decrease in direct expenses of $15.0 million as a result of lower utility costs and a benefit of $1.8 million attributable to the impact of foreign currency translation on direct expenses, partially offset by the decrease in revenue described above.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $2.0 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $3.1 million, primarily due to the Kenya Acquisition.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $3.0 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $9.8 million, including those costs related to our fiber business in Brazil, and a reduction of $0.6 million in interest income related to TV Azteca, S.A. de C.V. (“TV Azteca”).

•	The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $1.7 million.

Nine Months Ended September 30, 2019

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $17.0 million.

•
The increase in Asia property segment gross margin was primarily attributable to a benefit of $26.8 million attributable to the impact of foreign currency translation on direct expenses and the increase in revenue described above, partially offset by an increase in direct expenses of $38.3 million, primarily due to the Vodafone Acquisition and the Idea Acquisition.

•
The increase in EMEA property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $10.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $14.1 million, primarily due to the Kenya Acquisition.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, a benefit of $20.7 million attributable to the impact of foreign currency translation on direct expenses and a reduction of $0.1 million in interest expense related to TV Azteca, partially offset by an increase in direct expenses of $21.7 million, including those costs related to our fiber business in Brazil.

•	The increase in services segment gross margin was primarily due to the increase in revenue described above and a decrease in direct expenses of $3.0 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Property
U.S.	$44.5	$37.9	17%	$128.4	$117.1	10%
Asia	33.1	13.5	145	77.4	72.8	6
EMEA	19.7	16.2	22	58.1	50.6	15
Latin America	23.5	20.7	14	75.0	64.4	16
Total property	120.8	88.3	37	338.9	304.9	11
Services	3.4	6.3	(46)	8.8	12.7	(31)
Other	63.7	83.3	(24)	203.1	223.1	(9)
Total selling, general, administrative and development expense	$187.9	$177.9	6%	$550.8	$540.7	2%

Three Months Ended September 30, 2019

•
The increases in each of our U.S., EMEA and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisitions of urban telecommunications assets in our Latin America property segment and the Kenya Acquisition.

•	The increase in our Asia property segment SG&A was primarily driven by an increase in bad debt expense of $16.7 million.

•	The decrease in our services segment SG&A was primarily driven by a decrease in personnel costs.

•
The decrease in other SG&A was primarily attributable to the nonrecurrence of $19.1 million of stock-based compensation expense due to the acceleration of expense associated with amendments to existing grants during the three months ended September 30, 2018.

Nine Months Ended September 30, 2019

•
The increases in each of our U.S., EMEA and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisitions of urban telecommunications assets in our Latin America property segment and the Kenya Acquisition.

•	The increase in our Asia property segment SG&A was primarily driven by an increase in bad debt expense of $2.0 million.

•	The decrease in our services segment SG&A was primarily driven by a decrease in personnel costs.

•
The decrease in other SG&A was primarily attributable to the nonrecurrence of $19.1 million of stock-based compensation expense due to the acceleration of expense associated with amendments to existing grants during the nine months ended September 30, 2018.

Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Property
U.S.	$843.9	$726.5	16%	$2,365.6	$2,150.6	10%
Asia	101.5	114.9	(12)	300.9	298.5	1
EMEA	103.2	92.9	11	297.0	281.8	5
Latin America	204.6	187.3	9	625.1	579.8	8
Total property	1,253.2	1,121.6	12	3,588.6	3,310.7	8
Services	16.9	14.2	19%	55.8	45.6	22%

The increases in operating profit for the three and nine months ended September 30, 2019 for our U.S., EMEA and Latin America property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.

The decrease in operating profit for the three months ended September 30, 2019 for our Asia property segment was primarily attributable to an increase in our segment SG&A, partially offset by an increase in our segment gross margin. The increase in operating profit for the nine months ended September 30, 2019 for our Asia property segment was attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

The increase in operating profit for the three months ended September 30, 2019 for our services segment was primarily attributable to a decrease in our segment SG&A. The increase in operating profit for the nine months ended September 30, 2019 for our services segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Depreciation, amortization and accretion	$442.8	$448.9	(1)%	$1,328.6	$1,344.9	(1)%

The decreases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2019 were primarily attributable to foreign currency exchange rate fluctuations.

Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Other operating expenses	$34.7	$34.8	(0)%	$83.5	$269.6	(69)%

The decrease in other operating expenses during the three months ended September 30, 2019 was primarily attributable to decreases in integration costs and acquisition and merger related expenses of $8.4 million, including a $5.0 million settlement relating to the acquisition of urban telecommunications assets in Mexico completed in 2017, and a reduction in losses on sales or disposals of assets of $2.7 million, offset by increases in impairment charges of $12.2 million. The decrease in other operating expenses during the nine months ended September 30, 2019 was primarily attributable to decreases in impairment charges of $137.3 million and losses on sales or disposals of assets of $32.4 million. During the three and nine months ended September 30, 2018, we recorded impairment charges of $1.8 million and $182.4 million, respectively, due primarily to one of our tenants in India, Aircel Ltd.’s, filing for bankruptcy protection in February 2018 and other carrier consolidation-driven churn in India.

Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Total other expense	$186.3	$177.4	5%	$579.6	$558.8	4%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense during the three months ended September 30, 2019 was due to a decrease in other income of $15.0 million, primarily due to the nonrecurrence of a gain of $9.7 million associated with the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca during the three months ended September 30, 2018, and net foreign currency losses of $1.1 million in the current period, compared to net foreign currency gains of $2.2 million in the prior year period. These items were partially offset by a decrease in net interest expense of $10.0 million.

The increase in total other expense during the nine months ended September 30, 2019 was due to (i) a decrease in other income of $23.1 million, primarily due to the nonrecurrence of a gain of $9.7 million associated with the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca during the nine months ended September 30, 2018, (ii) a loss on retirement of long-term obligations of $22.2 million, primarily attributable to the repayment of the 5.050% senior unsecured notes due 2020 (the “5.050% Notes”), and (iii) an increase in net interest expense of $4.2 million. These items were partially offset by foreign currency gains of $13.7 million in the current period, compared to foreign currency losses of $14.9 million in the prior-year period.

Income Tax Provision (Benefit)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Income tax provision (benefit)	$36.7	$12.5	194%	$100.3	$(14.7)	(782)%
Effective tax rate	6.8%	3.2%		6.9%	(1.5)%

As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2019 and 2018 differs from the federal statutory rate.

The increase in the income tax provision during the three months ended September 30, 2019 was primarily attributable to an increase in foreign earnings subject to taxation in the current period. The change in the income tax provision (benefit) for the nine months ended September 30, 2019 was primarily attributable to an increase in foreign earnings subject to taxation in the current period, as well as the nonrecurrence of certain events during the nine months ended September 30, 2018, including a one-time benefit for merger-related activity in our Asia property segment and the tax effect of certain impairment charges.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Net income	$505.3	$377.3	34%	$1,347.2	$972.0	39%
Income tax provision (benefit)	36.7	12.5	194	100.3	(14.7)	(782)
Other income	(2.8)	(21.1)	(87)	(19.6)	(14.1)	39
Loss on retirement of long-term obligations	—	—	—	22.2	—	100
Interest expense	201.3	209.2	(4)	613.3	616.7	(1)
Interest income	(12.2)	(10.1)	21	(36.3)	(43.9)	(17)
Other operating expenses	34.7	34.8	(0)	83.5	269.6	(69)
Depreciation, amortization and accretion	442.8	448.9	(1)	1,328.6	1,344.9	(1)
Stock-based compensation expense	23.5	43.8	(46)	87.9	111.3	(21)
Adjusted EBITDA	$1,229.3	$1,095.3	12%	$3,527.1	$3,241.8	9%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2019	2018		2019	2018
Net income	$505.3	$377.3	34%	$1,347.2	$972.0	39%
Real estate related depreciation, amortization and accretion	394.0	399.7	(1)	1,183.2	1,197.1	(1)
Losses from sale or disposal of real estate and real estate related impairment charges (1)	32.2	22.5	43	75.7	245.5	(69)
Dividends on preferred stock	—	—	—	—	(9.4)	(100)
Adjustments for unconsolidated affiliates and noncontrolling interests	(31.5)	(51.1)	(38)	(107.9)	(198.2)	(46)
Nareit FFO attributable to American Tower Corporation common stockholders	$900.0	$748.4	20%	$2,498.2	$2,207.0	13%
Straight-line revenue	(88.6)	(25.4)	249	(99.6)	(70.7)	41
Straight-line expense	11.7	12.1	(3)	32.9	46.7	(30)
Stock-based compensation expense	23.5	43.8	(46)	87.9	111.3	(21)
Deferred portion of income tax (2)	3.6	(18.2)	(120)	(10.7)	(90.0)	(88)
Non-real estate related depreciation, amortization and accretion	48.8	49.2	(1)	145.4	147.8	(2)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7.8	3.6	117	20.6	12.6	63
Payment of shareholder loan interest (3)	—	—	—	(14.2)	—	100
Other income (4)	(2.8)	(21.1)	(87)	(19.6)	(14.1)	39
Loss on retirement of long-term obligations	—	—	—	22.2	—	100
Other operating expense (5)	2.5	12.3	(80)	7.8	24.1	(68)
Capital improvement capital expenditures	(44.6)	(32.0)	39	(109.2)	(93.3)	17
Corporate capital expenditures	(2.1)	(2.4)	(13)	(7.6)	(7.1)	7
Adjustments for unconsolidated affiliates and noncontrolling interests	31.5	51.1	(38)	107.9	198.2	(46)
Consolidated AFFO	$891.3	$821.4	9%	$2,662.0	$2,472.5	8%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(30.3)	(41.8)	(28)%	(90.1)	(158.9)	(43)%
AFFO attributable to American Tower Corporation common stockholders	$861.0	$779.6	10%	$2,571.9	$2,313.6	11%
_______________

(1)	Included in these amounts are impairment charges of $14.0 million, $1.8 million, $45.1 million and $182.4 million, respectively.

(2)
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

(4)	Includes losses (gains) on foreign currency exchange rate fluctuations of $1.1 million, ($2.2) million, ($13.7) million and $14.9 million, respectively.

(5)	Primarily includes acquisition-related costs and integration costs.

(6)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increase in net income for the three months ended September 30, 2019 was primarily due to an increase in our operating profit and a decrease in stock-based compensation expense, partially offset by an increase in the income tax provision and a decrease in other income. The increase in net income for the nine months ended September 30, 2019 was primarily due to an increase in our operating profit, a decrease in other operating expenses, primarily related to a decrease in impairment charges of $137.3 million and a decrease in stock-based compensation expense, partially offset by a change in the income tax provision (benefit) and a loss on retirement of long-term obligations of $22.2 million during the period, primarily attributable to the repayment of the 5.050% Notes.

The increases in Adjusted EBITDA for the three and nine months ended September 30, 2019 were primarily attributable to the increases in our gross margin partially offset by increases in SG&A, excluding the impact of stock-based compensation expense, of $29.9 million and $32.9 million, respectively.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended September 30, 2019 was primarily attributable to the increases in our operating profit, excluding the impact of straight-line accounting, partially offset by the increases in capital improvement and corporate capital expenditures. AFFO attributable to American Tower Corporation common stockholders was also benefited by lower adjustments for unconsolidated affiliates and noncontrolling interests.

The increase in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the nine months ended September 30, 2019 was primarily attributable to the increases in our operating profit, excluding the impact of straight-line accounting, and a decrease in dividends on preferred stock, partially offset by the changes in the income tax provision (benefit) net of deferred amounts and the increases in capital improvement and corporate capital expenditures. AFFO attributable to American Tower Corporation common stockholders was also benefited by lower adjustments for unconsolidated affiliates and noncontrolling interests.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2019 the “Liquidity and Capital Resources” section of the 2018 Form 10-K and should be read in conjunction with that report.

Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2019
Available under the 2013 Credit Facility	$1,728.0
Available under the 2014 Credit Facility	2,100.0
Letters of credit	(10.0)
Total available under credit facilities, net	$3,818.0
Cash and cash equivalents	1,352.6
Total liquidity	$5,170.6
Subsequent to September 30, 2019, we made net repayments of $1,002.0 million under our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (the “2013 Credit Facility”), including repayments of $1,122.0 million using the proceeds from our issuance of the 2.750% Notes and 3.700% Notes (as defined below).
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used for):
Operating activities	$2,758.9	$2,485.1
Investing activities	(1,400.8)	(2,055.1)
Financing activities	(1,174.6)	(34.3)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents	(40.1)	(57.3)
Net increase in cash and cash equivalents	$143.4	$338.4
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
In April 2019, Tata Teleservices and Tata Sons Limited, two of our minority holders in India, delivered notice of exercise of their put options with respect to their remaining combined holdings in our Indian subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) (see note 12 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Accordingly, we expect to pay an amount equivalent to INR 24.8 billion (approximately $350.1 million at the September 30, 2019 exchange rate) to redeem the put shares in the fourth quarter of 2019, subject to regulatory approval. In addition, subject to the closing of the Eaton Towers Holding Limited transaction (see note 16 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we anticipate acquiring the interests of our joint venture partner, MTN Group Limited, in each of our joint ventures in Ghana and Uganda.

As of September 30, 2019, we had total outstanding principal indebtedness of $21.6 billion, with a current portion of $2.4 billion. During the nine months ended September 30, 2019, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2019, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of September 30, 2019, we had $1.1 billion of cash and cash equivalents held by our foreign subsidiaries, of which $562.5 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the nine months ended September 30, 2019 was attributable to an increase in the operating profit of our property segments and a decrease in cash used for working capital, offset by an increase in cash paid for taxes.

Cash Flows from Investing Activities

Our significant investing activities during the nine months ended September 30, 2019 are highlighted below:

•	We spent $687.6 million for acquisitions.

•	We spent $754.9 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$288.3
Ground lease purchases (2)	111.6
Capital improvements and corporate expenditures (3)	116.8
Redevelopment	188.2
Start-up capital projects	50.0
Total capital expenditures (4)	$754.9
_______________

(1)	Includes the construction of 3,132 communications sites globally.

(2)
Includes $21.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.

(3)
Includes $16.4 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan, finance leases and capital leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.

(4)	Net of purchase credits of $7.4 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.

We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site construction, and through acquisitions. We also regularly review our tower portfolios as to capital expenditures required to upgrade our towers to our structural standards or address capacity, structural or permitting issues. We expect that our 2019 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$385	to	$415
Ground lease purchases	165	to	175
Capital improvements and corporate expenditures	160	to	180
Redevelopment	270	to	290
Start-up capital projects	70	to	90
Total capital expenditures	$1,050	to	$1,150
_______________
(1)    Includes the construction of approximately 4,000 to 4,500 communications sites globally.

Cash Flows from Financing Activities

Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2019	2018
Proceeds from issuance of senior notes, net	$3,529.7	$584.9
Repayments of credit facilities, net	(753.0)	(715.9)
Proceeds from term loan	1,300.0	1,500.0
Repayments of term loan	(1,500.0)	—
Proceeds from issuance of securities in securitization transaction	—	500.0
Repayments of securitized debt	—	(500.0)
Repayments of senior notes	(1,700.0)	—
Distributions to noncontrolling interest holders, net	(11.6)	(14.3)
Purchase of redeemable noncontrolling interest (1)	(425.7)	—
Distributions paid on common and preferred stock	(1,182.2)	(994.0)
Purchases of common stock	—	(181.2)
___________

(1)
In the fourth quarter of 2018, two of our minority holders in India delivered notice of exercise of their put options with respect to certain shares in our Indian subsidiary, ATC TIPL (see note 12 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). During the nine months ended September 30, 2019, we completed the redemption of the put shares for total consideration of INR 29.4 billion ($425.7 million at the date of redemption).

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

2.950% Senior Notes and 3.800% Senior Notes Offering—On June 13, 2019, we completed a registered public offering of $650.0 million aggregate principal amount of 2.950% senior unsecured notes due 2025 (the “2.950% Notes”) and $1.65 billion aggregate principal amount of 3.800% senior unsecured notes due 2029 (the “3.800% Notes”). The net proceeds from this offering were approximately $2,269.0 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and the 2014 Credit Facility.

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

2.750% Senior Notes and 3.700% Senior Notes Offering—On October 3, 2019, we completed a registered public offering of $750.0 million aggregate principal amount of 2.750% senior unsecured notes due 2027 (the “2.750% Notes”) and $600.0 million aggregate principal amount of 3.700% senior unsecured notes due 2049 (the “3.700% Notes” and, collectively with the 2.750% Notes, the 3.375% Notes, the 3.950% Notes, the 2.950% Notes and the 3.800% Notes, the “Notes”). The net proceeds from this offering were approximately $1,334.2 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2013 Credit Facility and our $1.3 billion unsecured term loan entered into on February 14, 2019 (the “2019 Term Loan”).

The 2.750% Notes will mature on January 15, 2027 and bear interest at a rate of 2.750% per annum. The 3.700% Notes will mature on October 15, 2049 and bear interest at a rate of 3.700% per annum. Accrued and unpaid interest on the 2.750% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. Accrued and unpaid interest on the 3.700% Notes will be payable in U.S. Dollars semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2020. Interest on the 2.750% Notes and the 3.700% Notes will accrue from October 3, 2019 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.

We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the 3.375% Notes on or after April 15, 2024, the 2.950% Notes on or after December 15, 2024, the 3.950% Notes on or after December 15, 2028, the 3.800% Notes on or after May 15, 2029, the 2.750% Notes on or after November 15, 2026 or the 3.700% Notes on or after April 15, 2049, we will not be required to pay a make-whole premium. In addition, if we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, we may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.

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

Bank Facilities

2013 Credit Facility. During the nine months ended September 30, 2019, we borrowed an aggregate of $1.7 billion and repaid an aggregate of $2.5 billion of revolving indebtedness under the 2013 Credit Facility. We used the borrowings to fund acquisitions, to purchase redeemable noncontrolling interests, to repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2013 Credit Facility in the ordinary course.

2014 Credit Facility. During the nine months ended September 30, 2019, we borrowed an aggregate of $1.6 billion and repaid an aggregate of $1.6 billion of revolving indebtedness under the 2014 Credit Facility. We used the borrowings to repay existing indebtedness and for general corporate purposes. We currently have $6.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2014 Credit Facility in the ordinary course.

2019 Term Loan. On February 14, 2019, we entered into the 2019 Term Loan, the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under our $1.5 billion unsecured term loan entered into on March 29, 2018. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.

As of September 30, 2019, the key terms under the 2013 Credit Facility, 2014 Credit Facility, our $1.0 billion unsecured term loan entered into in October 2013, as amended (the “2013 Term Loan”) and the 2019 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2013 Credit Facility	$1,122.0	June 28, 2022	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2014 Credit Facility	$—	January 31, 2024	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2013 Term Loan	$1,000.0	January 31, 2024		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,300.0	February 13, 2020		0.550% - 1.375%	0.000% - 0.375%	0.800% and 0.000%
___________
(1)    Currently borrowed at the London Interbank Offered Rate (“LIBOR”).

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.

(3)	Subject to two optional renewal periods.

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
During the nine months ended September 30, 2019, we had no repurchases under either program.

We expect to continue managing the pacing of the remaining $2.1 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to, among other things, us having available cash to fund repurchases.
Sales of Equity Securities. We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (“ESPP”) and upon exercise of stock options granted under our equity incentive plan. For the nine months ended September 30, 2019, we received an aggregate of $92.7 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions. As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $6.9 billion to our common stockholders, including the dividend paid in October 2019, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending after 2017 and before 2026.
During the nine months ended September 30, 2019, we paid $2.66 per share, or $1,175.3 million, to common stockholders of record. In addition, we declared a distribution of $0.95 per share, or $420.7 million, paid on October 17, 2019 to our common stockholders of record at the close of business on September 27, 2019.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2019, the amount accrued for distributions payable related to unvested restricted stock units was $12.3 million. During the nine months ended September 30, 2019, we paid $6.9 million of distributions upon the vesting of restricted stock units.

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

Restrictions Under Loan Agreements Relating to Our Credit Facilities. The loan agreements for the 2013 Credit Facility, the 2014 Credit Facility, the 2013 Term Loan and the 2019 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. In the event that our debt ratings fall below investment grade, we must also maintain an interest coverage ratio of

Adjusted EBITDA to Interest Expense (each as defined in the applicable loan agreement) of at least 2.50:1.00. As of September 30, 2019, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2019 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $8.7	~ $1.5
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $12.2 (4)	~ $4.1
_______________

(1)	Each component of the ratio as defined in the applicable loan agreement.

(2)	Assumes no change to Adjusted EBITDA.

(3)	Assumes no change to our debt levels.

(4)	Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2019, $82.3 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2019	DSCR as of September 30, 2019	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$181.4	9.24x	$212.1	$216.1
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$373.6	10.64x	$558.1	$567.1
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of September 30, 2019 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,542 communications sites that secure the 2015 Notes or the 5,115 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.

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

We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2019. As described in our 2018 Form 10-K and below, effective January 1, 2019, we adopted the new lease accounting guidance. We have made no other material changes to the critical accounting policies described in the 2018 Form 10-K.

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

During the nine months ended September 30, 2019, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately $493.5 million, or 13%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation.

For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of December 31, 2018 and determined that a (i) 6% reduction of projected revenues, (ii) 58 basis point increase in the weighted-average cost of capital or (iii) 28% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the nine months ended September 30, 2019. Events that could negatively affect our India reporting unit’s financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2018 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

The carrying value of goodwill in the India reporting unit was $1.0 billion as of September 30, 2019, which represents 18.8% of our consolidated balance of $5.5 billion.
Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
As of September 30, 2019, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $12.6 million, has an interest rate of 5.74% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2019 consisted of $1.1 billion under the 2013 Credit Facility, $1.3 billion under the 2019 Term Loan, $1.0 billion under the 2013 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $24.0 million under the South African credit facility, $12.6 million under the Colombian credit facility after giving effect to our interest rate swap agreement and $17.7 million under the Brazil credit facility. A 10% increase in current interest rates would result in an additional $11.2 million of interest expense for the nine months ended September 30, 2019.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2019, 43% of our revenues and 51% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2019, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $117.2 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2019 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have updated the risk factor regarding our tenants. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the 2018 Form 10-K.

A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to changes in the creditworthiness and financial strength of our tenants.

A substantial portion of our total operating revenues is derived from a small number of tenants. If any of these tenants is unwilling or unable to perform its obligations under their agreements with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected. In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with those tenants, a material modification of the terms of those leases or a deterioration in our relationships with those tenants that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

If, as a result of a prolonged economic downturn, economic difficulties that may be faced by our tenants (including those from the imposition of taxes, fees, regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial), or otherwise, one or more of our tenants experiences financial difficulties or files for bankruptcy, it could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

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

3.3
Amended and Restated By-Laws of the Company, effective as of February 12, 2016 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 16, 2016, and incorporated herein by reference)

4.1
Supplemental Indenture No. 2, dated as of October 3, 2019, by and between American Tower Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on October 3, 2019, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications filed pursuant to 18. U.S.C. Section 1350

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 31, 2019	By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)