Form 10-K
period 2019-12-31
AMERICAN TOWER CORP /MA/
filed 2020-02-25
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $89.9 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 18, 2020, there were 442,911,804 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2019

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements we make regarding future prospects of growth in the communications site leasing industry, the effects of consolidation among companies in our industry and among our tenants and other competitive and financial pressures, the level of future expenditures by companies in this industry and other trends in this industry, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, the impact of technology changes on our industry and our business, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events and our ability to protect our rights to the land under our towers. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2019. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.
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
In 2019, we added approximately 5,800 communications sites to our portfolio in Africa and launched operations in Burkina Faso and Niger as part of our acquisition of Eaton Towers Holdings Limited (“Eaton Towers,” and the acquisition, the “Eaton Towers Acquisition”). We also signed a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. and closed on the first tranche of sites, adding approximately 2,400 communications sites to our portfolio in Latin America (the “Entel Acquisition”). The remaining communications sites are expected to close in tranches beginning in the first quarter of 2020, subject to certain closing conditions. As of December 31, 2019, our communications real estate portfolio of 179,520 communications sites included 40,974 communications sites in the U.S., 74,712 communications sites in Asia, 18,370 communications sites in Africa, 4,736 communications sites in Europe and 40,728 communications sites in Latin America, as well as urban telecommunications assets in Argentina, Brazil, India, Mexico and South Africa.
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
The use of TRSs enables us to continue to engage in certain businesses while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2019, our REIT-qualified businesses included our U.S. tower leasing business and a majority of our U.S. indoor DAS networks business and services segment, as well as most of our operations in Mexico, Germany, Costa Rica, Nigeria and France.
During the fourth quarter of 2019, as a result of recent acquisitions, including the Eaton Towers Acquisition, and changes to our organizational structure, we reviewed and changed our reportable segments to divide our Europe, Middle East and Africa (“EMEA”) property segment into two separate segments, Africa property and Europe property. We now report our results in six segments – U.S. property, Asia property, Africa property, Europe property, Latin America property and services. We believe this change provides more visibility into these operating segments and better aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments.

Products and Services
Property Operations
Our property operations accounted for 98%, 98% and 99% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:

•
Long-term tenant leases with contractual rent escalations. In general, our tenant leases with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2019, we expect to generate nearly $46.9 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.

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

•
High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. Historically, churn has averaged approximately 1% to 2% of tenant billings per year. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. As discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” we experienced elevated levels of churn in recent years due to carrier consolidation-driven churn in India. We anticipate that our churn rate will move closer to historical levels over time, however, in the immediate term, we expect that our churn rate will remain elevated, primarily due to the uncertainty created by the recent court ruling by the Indian Supreme Court, as set forth in Item 1A of this Annual Report under the captions “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants” and “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.”

•
High operating margins. Incremental operating costs associated with adding new tenants or equipment to an existing communications site are relatively minimal. Therefore, as tenants or equipment are added, the substantial majority of incremental revenue flows through to gross margin and operating profit. In addition, in many of our international markets certain expenses, such as ground rent or power and fuel costs, are reimbursed or shared by our tenant base.

•	Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.
Our property business includes the operation of communications sites and managed networks, the leasing of property interests, and, in select markets, the operation of fiber and the provision of backup power through shared generators. Our presence in a number of markets at different relative stages of wireless development provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of consolidated total revenue for the years ended December 31,:

	2019	2018	2017
U.S.	55%	51%	55%
Asia	16%	21%	17%
Africa	8%	7%	7%
Europe	2%	2%	2%
Latin America	18%	17%	18%
Communications Sites. Approximately 95%, 96% and 97% of revenue in our property segments was attributable to our communications sites, excluding DAS networks, for the years ended December 31, 2019, 2018 and 2017, respectively.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each region are as follows for the year ended December 31, 2019:

•
U.S.: AT&T Inc. (“AT&T”); Verizon Wireless; T-Mobile US, Inc. (“T-Mobile”); and Sprint Corporation (“Sprint”) accounted for an aggregate of 89% of U.S. property segment revenue. T-Mobile and Sprint have announced plans to merge in 2020.

•	Asia: Vodafone Idea Limited; Bharti Airtel Limited (“Airtel”); and Reliance Jio accounted for an aggregate of 83% of Asia property segment revenue.

•	Africa: MTN Group Limited (“MTN”); and Airtel accounted for an aggregate of 74% of Africa property segment revenue.

•	Europe: Telefónica S.A (“Telefónica”); Bouygues; and Free accounted for an aggregate of 70% of Europe property segment revenue.

•	Latin America: Telefónica; AT&T; and América Móvil accounted for an aggregate of 58% of Latin America property segment revenue.
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
Managed Networks, Property Interests, Fiber and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, provide the right to use fiber and provide back-up power sources to tenants at our sites. The balance of our property segment revenue not attributable to our communications sites was attributable to these items.

•
Managed Networks. We own and operate DAS networks in the United States and certain international markets. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer a small portfolio of outdoor DAS networks as a complementary shared infrastructure solution for our tenants in the United States and in certain international markets. Typically, we have designed, built and operated our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites, such as macro tower sites. We also hold lease rights and easement interests on rooftops capable of hosting communications equipment in locations where towers are generally not a viable solution based on area characteristics. In addition, we provide management services to property owners in the United States who elect to retain full rights to their property while simultaneously marketing the rooftop for wireless communications equipment installation. As the demand for advanced wireless services in urban markets evolves, we continue to evaluate a variety of infrastructure solutions, including small cells and other network architectures that may support our tenants’ networks in these areas.

•
Fiber and Related Assets. We own and operate fiber and related assets in Argentina, Brazil, India, Mexico, South Africa and the United States, which we currently provide the right to use to communications and internet service providers and third-party operators to support their telecommunications infrastructure. We expect to continue to evaluate opportunities to invest in and provide the right to use these and other similar assets to providers and operators in the future for additional fourth generation (4G) and fifth generation (5G) deployments.

•
Property Interests. We own a portfolio of property interests in the United States under carrier or other third-party communications sites, which provides recurring cash flow under complementary leasing arrangements.

•	Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.
Services Operations
We offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 2%, 2% and 1% of our total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Strategy
Operational Strategy
As the use of wireless services on handsets, tablets and other advanced mobile devices grows and evolves, there is a corresponding increase in demand for the communications infrastructure required to deploy current and future generations of wireless communications technologies. To capture this demand, our primary operational focus is to (i) increase the occupancy of our existing communications real estate portfolio to support global connectivity, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve our operational performance and efficiency, including through innovation initiatives and (iv) maintain a strong balance sheet. We believe these efforts to meet our tenants’ needs will support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new tenants, or to existing tenants for new uses, and those that increase our operational efficiency.

•
Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest incremental returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate growing demand for our communications sites because they are attractively located and typically have capacity available for additional tenants and equipment. In the United States, incremental carrier network activity is being driven primarily by the construction and densification of 4G networks, as well as initial deployments of 5G. In our international markets, carriers are deploying a combination of second generation (2G), third generation (3G) and, more recently, 4G networks, depending on the specific market. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.

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

•
Further improve our operational performance and efficiency, including through innovation initiatives. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our tenants. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. Through our innovation program, we are also focused on developing and implementing renewable power solutions across our footprint to reduce our reliance on fossil fuels and help improve the overall efficiency of the communications infrastructure and wireless industries. We also expect to use our innovation program to explore additional ways to enhance the efficiency of our operations over time.

•
Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2019, had $4.4 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.

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

•
Capital expenditure program. We expect to continue to invest in and expand our existing communications real estate portfolio through our capital expenditure program. This includes capital expenditures associated with site maintenance, increasing the capacity of our existing sites and projects such as new site construction, land interest acquisitions and power solutions.

•
Acquisitions. We intend to pursue acquisitions of communications sites and other telecommunications infrastructure in our existing or new markets where we can meet or exceed our risk-adjusted return on investment criteria. The risk-adjusted hurdle rates used to evaluate acquisition opportunities consider additional factors such as the country and counterparties involved, investment and economic climate, legal and regulatory conditions and industry risk, among others.

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

Regulatory Matters
Towers, Antennas and Fiber. Our U.S. and international tower leasing businesses are subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, which accounted for 56% of our total property segment revenue for the year ended December 31, 2019, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.
Certain of our international operations are subject to regulatory requirements with respect to licensing, registration, permitting and public listings. In India, our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), holds an Infrastructure Provider Category-I (“IP-I”) Registration Certificate issued by the Indian Ministry of Communications and Information Technology, which permits us to provide tower space to companies licensed as telecommunications service providers under the Indian Telegraph Act of 1885. As a condition to the IP-I, the Indian government has the right to take over telecommunications infrastructure in the case of emergency or war. Additionally, in 2018, ATC TIPL issued non-convertible debentures, which are listed on the National Stock Exchange of India. Although the debt is held by another subsidiary of ours and is eliminated in consolidation, ATC TIPL is still subject to the listing requirements of such exchange.
In Africa, our subsidiaries in Ghana, Kenya, Niger, Nigeria and Uganda are required to hold a license in order to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers. In Burkina Faso, a new licensing regime was recently enacted which will require any subsidiary there to be licensed in 2020. Additionally, in Uganda, our subsidiary is subject to review for three years commencing in 2020 by a monitoring trustee regarding compliance with certain conditions of approval of the Eaton Towers Acquisition.
In Latin America, our subsidiaries in Chile and Argentina hold licenses for the provision of passive telecommunications infrastructure and, in Argentina, for leasing of fiber. The subsidiaries that hold our fiber business in Mexico and Brazil are also licensed and regulated as concession holders and permit holders authorized to provide telecommunications services. In many of the markets in which we operate, we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms.
Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, in South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid. Accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. In Kenya, our regulator requires all holders of a commercial license to issue at least 20% of their shares to Kenyans within three years of receiving the license unless a waiver is obtained. In addition, certain municipalities have sought to impose permit fees based upon structural or operational requirements of towers and certain regional and other governmental bodies have sought to impose levies or other forms of fees. Our foreign operations may be affected if a country’s regulatory authority restricts, revokes or modifies spectrum licenses of certain wireless service providers or implements limitations on foreign ownership.
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
Employees
As of December 31, 2019, we employed 5,454 full-time individuals and consider our employee relations to be satisfactory.

Executive Officers

For information about our Executive Officers, see Item 10 of this Annual Report under the caption “Directors, Executive Officers and Corporate Governance.”

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
A significant reduction in leasing demand for our communications infrastructure would materially and adversely affect our business, results of operations or financial condition. Factors that may affect such demand include:

•	increased mergers, consolidations or exits that reduce the number of wireless service providers or increased use of network sharing among governments or wireless service providers;

•	the financial condition of wireless service providers;

•	zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;

•	governmental licensing of spectrum or restriction or revocation of our tenants’ spectrum licenses;

•	a decrease in consumer demand for wireless services, including due to general economic conditions, disruption in the financial and credit markets or global social or political crises;

•	the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;

•	delays or changes in the deployment of next generation wireless technologies; and

•	technological changes.
If our tenants consolidate their operations, exit the telecommunications business or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.
Significant consolidation among our tenants could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew, or attempt to cancel, avoid or limit leases or related payments with us. In the event a tenant terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. For example, see our discussion of carrier consolidation-driven churn in our Asia segment in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.” In addition, extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant.
A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants.
A substantial portion of our total operating revenues is derived from a small number of tenants. If any of these tenants are unwilling or unable to perform their obligations under their agreements with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected.
One or more of our tenants, or their parent companies, may experience financial difficulties, file for bankruptcy or reduce or terminate operations as a result of a prolonged economic downturn, economic difficulties (including those from the imposition of taxes, fees, regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial, such as those imposed in India as a result of the October 2019 Indian Supreme Court ruling regarding the definition of adjusted gross revenue (“AGR”) and associated fees and charges), or otherwise. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.
Due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial levels of debt. In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.
In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, file for bankruptcy or reduce or terminate operations, which could materially and adversely affect demand for our communications sites and our services business.
In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our tenant relationships. However, it is possible that such disputes could lead to a termination of our leases with those tenants, a material adverse modification of the terms of those leases or a deterioration in our relationships with those tenants that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.
Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.
Our business, and that of our tenants, is subject to federal, state, local and foreign laws, treaties and regulations and administrative and judicial decisions. In certain jurisdictions, these regulations, laws and treaties could be applied or be enforced retroactively. Zoning authorities and community organizations are often opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing or new regulatory policies, regulations or laws may materially and adversely affect the timing, cost or completion of our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to litigants or result in decreased revenue. In addition, in certain jurisdictions, we and certain of our tenants are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license.
Furthermore, the tax laws, regulations, applicable license terms and conditions, and interpretations governing our business, and that of our tenants, in jurisdictions where we operate may change at any time, potentially with retroactive effect. This includes changes in tax laws, spectrum use terms, administrative compliance guidance or judicial interpretations thereof. For example, the October 2019 Indian Supreme Court ruling regarding the definition of AGR and associated fees and charges may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. Changes in laws, regulations and judicial decisions could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of TRSs. These factors could materially and adversely affect our business, results of operations or financial condition.
Increasing competition within our industry may materially and adversely affect our revenue.
Our industry is highly competitive and our tenants have numerous alternatives in leasing antenna space. Competition due to pricing or alternative contractual arrangements from peers could materially and adversely affect our lease rates. We may not be able to renew existing tenant leases or enter into new tenant leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates or on less favorable terms than our current terms, resulting in an adverse impact on our results of operations and growth rate. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our returns could be adversely affected.
Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.
Our international business operations and our potential expansion into additional new markets in the future expose us to potential adverse financial and operational problems not typically experienced in the United States. We anticipate that revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•
uncertain, inconsistent or changing laws, regulations, rulings or methodologies impacting our existing and anticipated international operations, fees or other requirements directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which laws, fees or requirements may be applied retroactively or with significant delay;

•	failure to retain our tax status or to obtain an expected tax status for which we have applied;

•	expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;

•	laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;

•	actions restricting or revoking our tenants’ spectrum licenses, or alterations or interpretations thereof, or suspending or terminating business under prior licenses;

•	failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or the Office of Foreign Assets Control requirements;

•	failure to comply with data privacy laws or other protections of employee health and personal information;

•	material site issues related to security, fuel availability and reliability of electrical grids;

•	significant increases in, or implementation of new, license surcharges on our revenue;

•	loss of key personnel, including expatriates, in markets where talent is difficult or expensive to acquire; and

•	price-setting or other similar laws or regulations for the sharing of passive infrastructure.
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
Our expansion and innovation initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.

As we continue to acquire and build communications sites and other communications infrastructure assets in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and innovation activities depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, integrating information technology systems, acquiring permits and visiting, inspecting, engineering and upgrading tower sites or related communications infrastructure assets, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired tower portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, in addition to additional capital expenditures, general liability risks associated with such towers will exist until such time as those towers are upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations may be adversely affected. Our international expansion initiatives are subject to additional risks such as those described above.
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
Our expansion and innovation initiatives may not be successful, or we may be required to record impairment charges for our goodwill or for other intangible assets, which could have a material adverse effect on our business, results of operations or financial condition.
New technologies or changes in our or a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.
The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, if the industry trends toward deploying increased capital to the development and implementation of new technologies, then tenants may allocate less of their budgets to leasing space on our towers. Examples of these technologies include more spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies or satellite services could shift a portion of our tenants’ network investments away from traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a tenant’s business model could have a material adverse effect on the growth of our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies, innovation projects or new additions to our core business that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.
Competition for assets could adversely affect our ability to achieve our return on investment criteria.
We may experience increased competition for the acquisition of assets or contracts to build new communications sites for tenants, which could make the acquisition of high-quality assets significantly more costly or prohibitive or cause us to lose contracts to build new sites. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.

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
We may need to raise additional capital through debt financing activities, asset sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives, required purchases of our joint venture partners’ interests and to satisfy our distribution requirements and debt service obligations. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms, rates and conditions or subject us to additional loan covenants, which could accelerate our debt repayment obligations. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced plans to phase out LIBOR rates by the end of 2021. As contemplated, the continuation of LIBOR on the current basis cannot be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for benchmarking. While our bank facilities contain fallback provisions to establish an alternative rate in the event LIBOR is unavailable, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Financial institutions may replace LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate; however, no consensus exists as to what may become accepted alternatives to LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Furthermore, the use of an alternative rate could result in increased costs, including increased interest expense, and increased borrowing and hedging costs in the future. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on our interest expense related to borrowings under our bank facilities, certain other debt service obligations and interest swap agreements, which could potentially negatively impact our financial condition.
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
If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code:

•
we will not be allowed a deduction for distributions to stockholders and would be subject to federal and state income tax on our taxable income at regular corporate income tax rates, which could be substantial in amount, and may require us to borrow additional funds or liquidate some investments to pay any additional tax liability and, accordingly, may reduce funds available for other purposes; and

•	we will be disqualified from REIT tax treatment for the four taxable years immediately following the year during which we were so disqualified.
We are subject to certain federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. While state and local income tax regimes often parallel the U.S. federal income tax regime for REITs, many of these jurisdictions differ in their treatment of REITs. For example, some state and local jurisdictions currently or in the future may limit or eliminate a REIT’s deduction for dividends paid, which could increase our income tax expense. We are also subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and state, local and foreign tax authorities. The results of an audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and cash tax liability.
Furthermore, we have owned and may from time to time own direct and indirect ownership interests in subsidiary REITs, which must also comply with the same REIT requirements that we must satisfy, together with all other rules applicable to REITs. If the subsidiary REIT is determined to have failed to qualify for taxation as a REIT and certain relief provisions do not apply, then the subsidiary REIT would be subject to federal income tax, which tax we would economically bear along with applicable penalties and interest. In addition, our ownership of shares in such subsidiary REIT would fail to be a qualifying asset for purposes of the asset tests applicable to REITs and any dividend income or gains derived by us from such subsidiary REIT may cease to be treated as income that qualifies for purposes of the 75% gross income test. These consequences could have a material adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify for taxation as a REIT.
Complying with REIT requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.
Our use of TRSs enables us to engage in non-REIT qualifying business activities. Under the Code, no more than 20% of the value of the assets of a REIT may be represented by securities of one or more TRSs and no more than 25% of the value of the assets of the REIT may be represented by non-qualifying assets (including securities of one or more TRSs). This limitation may hinder our ability to make certain attractive investments or take advantage of acquisition opportunities, including the purchase of non-qualifying assets, the expansion of non-real estate activities and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy.
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
Our towers, fiber networks, data centers and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and wind storms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Climate change or efforts to regulate emissions may also have direct or indirect effects on our business by increasing the cost of emission compliance or fuel we need to deliver primary power to our tenants under our contractual obligations, typically through diesel-powered generators, in emerging markets. Further, any damage or destruction to, or inability to access, our towers, fiber networks, data centers or computer systems may impact our ability to provide services to our tenants and lead to tenant loss, which could have a material adverse effect on our business, results of operations or financial condition.
As part of our normal business activities and in our innovation or managed networks businesses, we rely on information technology and other computing resources. Our computer systems, network operation centers or power systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack and data theft), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, breached or otherwise cease to function properly, we could suffer interruptions in our operations, including our ability to correctly record, process and report financial information, our tenants’ network availability may be impacted or we could unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords, or tenant information on our innovation or managed networks businesses), which could result in a loss of revenue, damage our reputation, litigation, penalties under existing or future data privacy laws and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, our recent acquisitions, including acquisitions of fiber businesses, may increase our exposure to the risks described above and have material and adverse effects on our business.
While we maintain insurance coverage for natural disasters, business interruption and cybersecurity, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites or fiber for a major future event, lost revenue, including from new tenants that could have been added to our towers, fiber networks or data centers but for the event, or other costs to remediate the impact of a significant event. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.
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
The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, including our required REIT distributions, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our debt agreements restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities. Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 9 to our consolidated financial statements included in this Annual Report.
We also enter into hedges for certain debt instruments, which may have an adverse impact on our results to the extent that the counterparties do not perform as expected at the inception of each hedge.
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
The requirements of the environmental and occupational safety and health laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions these laws and regulations could be applied retroactively or be broadened to cover situations or persons not currently considered. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition. While we maintain environmental and workers’ compensation insurance, we may not have adequate insurance to cover all costs, fines or penalties.
If we are unable to protect our rights to the land under our towers, it could adversely affect our business and operating results.
Our real property interests relating to our towers consist primarily of leasehold and sub-leasehold interests, fee interests, easements, licenses and rights-of-way. A loss of these interests at a particular tower site may interfere with our ability to operate that tower site and generate revenues. For various reasons, we may not always have the ability to access, analyze and verify all information regarding titles and other issues prior to completing an acquisition of communications sites, which can affect our rights to access and operate a site. From time to time, we also experience disputes with landowners regarding the terms of easements or ground agreements for land under towers, which can affect our ability to access and operate tower sites. Further, for various reasons, landowners may not want to renew their ground agreements with us, they may lose their rights to the land, or they may transfer their land interests to third parties, including ground lease aggregators, which could affect our ability to renew ground agreements on commercially viable terms. A significant number of the communications sites in our portfolio are located on land we lease pursuant to long-term operating leases. Further, for various reasons, title to property interests in some of the foreign jurisdictions in which we operate may not be as certain as title to our property interests in the United States. Our inability to protect our rights to the land under our towers may have a material adverse effect on our business, results of operations or financial condition.
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
As of December 31, 2019, we owned and operated a portfolio of 179,520 communications sites, including 1,774 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in the United States, which are included in our U.S. property segment.
Our interests in our communications sites consist of a variety of ownership interests, including leases created by long-term ground lease agreements, easements, licenses or rights-of-way granted by government entities.
A typical tower site consists of a compound enclosing the tower site, a tower structure and, in some cases, one or more equipment shelters that house a variety of transmitting, receiving and switching equipment. In addition, many of our international sites typically include power generators and batteries, which are often used for primary power in lieu of an electric grid connection in select markets. The principal types of our towers are guyed, self-supporting lattice and monopole, and rooftop towers in our international markets.

•
A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground and can reach heights of up to 2,000 feet. A typical guyed broadcast tower can be located a tract of land of up to 20 acres.

•
A self-supporting lattice tower typically tapers from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet, although most lattice structures are between 200 and 400 feet. Depending on the height of the tower, a lattice tower site can be located on a tract of land of 10,000 square feet for a rural site or fewer than 2,500 square feet for a metropolitan site.

•
A monopole tower is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site used in metropolitan areas for a typical wireless communications tower can be located on a tract of land of fewer than 2,500 square feet.

•
Rooftop towers are primarily used in metropolitan areas in our Asia, Africa, Europe and Latin America markets, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.

U.S. Property Segment Encumbered Sites. As of December 31, 2019, the loan underlying the securitization transactions completed in March 2013 and March 2018 (the “2013 Securitization” and the “2018 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,114 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,542 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).
Asia Property Segment Encumbered Sites. There are no encumbered sites in our Asia property segment.
Africa Property Segment Encumbered Sites. Our outstanding indebtedness in South Africa is secured by an aggregate of 1,899 towers.
Europe Property Segment Encumbered Sites. There are no encumbered sites in our Europe property segment.
Latin America Property Segment Encumbered Sites. Our outstanding indebtedness in Brazil is secured by an aggregate of 760 towers and outstanding indebtedness in Colombia is secured by an aggregate of 3,563 towers.
Ground Leases. Of the 177,746 towers in our portfolio as of December 31, 2019, approximately 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 43% of the ground leases for our sites have a final expiration date of 2029 and beyond.
Tenants. Our tenants are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2019, our top four tenants by total revenue were AT&T (22%), Verizon Wireless (15%), T-Mobile (10%) and Sprint (8%). Across most of our markets, our tenant leases generally have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 65% of our current tenant leases have a renewal date of 2025 or beyond.

Offices. Our principal corporate headquarters is leased and located in Boston, Massachusetts, where we currently lease approximately 40,000 square feet of office space. We also own or have entered into long-term leases for the majority of our facilities in international and regional locations for the management and operation of our property and services businesses, including offices in each of our U.S., Asia, Africa, Europe and Latin America segments. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

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

Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 18, 2020, we had 442,911,804 outstanding shares of common stock and 151 registered holders.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2014, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/14	12/15	12/16	12/17	12/18	12/19
American Tower Corporation	$100.00	$100.00	$111.21	$153.12	$173.52	$256.55
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones U.S. Telecommunications Equipment Index	100.00	89.19	106.27	130.77	141.92	164.97
FTSE Nareit All Equity REITs Index	100.00	102.83	111.70	121.39	116.48	149.86

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
During the three months ended December 31, 2019, we repurchased a total of 93,654 shares of our common stock for an aggregate of $19.6 million, including commissions and fees, pursuant to the 2011 Buyback. There were no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases under the 2011 Buyback during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
				(in millions)
October 1, 2019 - October 31, 2019	—	$—	—	$—
November 1, 2019 - November 30, 2019	42,800	$209.74	42,800	$103.1
December 1, 2019 - December 31, 2019	50,854	$209.59	50,854	$92.4
Total Fourth Quarter	93,654	$209.66	93,654	$92.4
_______________

(1)	Repurchases made pursuant to the 2011 Buyback.

(2)	Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.

(3)	Remaining under the 2011 Buyback.
We have repurchased a total of 14.1 million shares of our common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees. We expect to continue to manage the pacing of the remaining $2.1 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to our having available cash to fund repurchases.
Under the Buyback Programs, our management is authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, we may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. These programs may be discontinued at any time.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the related notes to those consolidated financial statements included in this Annual Report.
Year-over-year comparisons are significantly affected by our acquisitions, dispositions and construction of towers. Our transaction with Verizon Communications Inc. (“Verizon” and the transaction, the “Verizon Transaction”) and the acquisition of a controlling ownership interest in Viom Networks Limited (“Viom” and the acquisition, the “Viom Acquisition”), which closed in March 2015 and April 2016, respectively, significantly impact the comparability of reported results between periods. Our principal 2019 acquisitions are described in note 7 to our consolidated financial statements included in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except share and per share data)
Statements of Operations Data:
Revenues:
Property	$7,464.9	$7,314.7	$6,565.9	$5,713.1	$4,680.4
Services	115.4	125.4	98.0	72.6	91.1
Total operating revenues	7,580.3	7,440.1	6,663.9	5,785.7	4,771.5
Operating expenses:
Cost of operations (exclusive of items shown separately below)
Property	2,173.7	2,128.7	2,022.0	1,762.7	1,275.4
Services	43.1	49.1	34.6	27.7	33.4
Depreciation, amortization and accretion	1,778.4	2,110.8	1,715.9	1,525.6	1,285.3
Selling, general, administrative and development expense	730.4	733.2	637.0	543.4	497.8
Other operating expenses	166.3	513.3	256.0	73.3	66.8
Total operating expenses	4,891.9	5,535.1	4,665.5	3,932.7	3,158.7
Operating income	2,688.4	1,905.0	1,998.4	1,853.0	1,612.8
Interest (expense) income, TV Azteca, net	—	(0.1)	10.8	10.9	11.2
Interest income	46.8	54.7	35.4	25.6	16.5
Interest expense	(814.2)	(825.5)	(749.6)	(717.1)	(595.9)
(Loss) gain on retirement of long-term obligations	(22.2)	(3.3)	(70.2)	1.2	(79.6)
Other income (expense) (1)	17.6	23.8	31.3	(47.7)	(135.0)
Income from continuing operations before income taxes	1,916.4	1,154.6	1,256.1	1,125.9	830.0
Income tax benefit (provision)	0.2	110.1	(30.7)	(155.5)	(158.0)
Net income	1,916.6	1,264.7	1,225.4	970.4	672.0
Net (income) loss attributable to noncontrolling interests	(28.8)	(28.3)	13.5	(14.0)	13.1
Net income attributable to American Tower Corporation stockholders	1,887.8	1,236.4	1,238.9	956.4	685.1
Dividends on preferred stock	—	(9.4)	(87.4)	(107.1)	(90.2)
Net income attributable to American Tower Corporation common stockholders	$1,887.8	$1,227.0	$1,151.5	$849.3	$594.9
Net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$4.27	$2.79	$2.69	$2.00	$1.42
Diluted net income attributable to American Tower Corporation common stockholders	$4.24	$2.77	$2.67	$1.98	$1.41
Weighted average common shares outstanding (in thousands):
Basic	442,319	439,606	428,181	425,143	418,907
Diluted	445,520	442,960	431,688	429,283	423,015
Distribution declared per common share	$3.78	$3.15	$2.62	$2.17	$1.81
Distribution declared per preferred share, Series A	$—	$—	$2.63	$5.25	$3.94
Distribution declared per preferred share, Series B	$—	$13.75	$55.00	$55.00	$38.65

	As of December 31,
	2019	2018	2017	2016	2015
	(In millions)
Balance Sheet Data:
Cash and cash equivalents (including restricted cash) (2)	$1,578.0	$1,304.9	$954.9	$936.5	$462.9
Property and equipment, net	12,084.4	11,247.1	11,101.0	10,517.3	9,866.4
Total assets (3)	42,801.6	33,010.4	33,214.3	30,879.2	26,904.3
Long-term obligations, including current portion	24,055.4	21,159.9	20,205.1	18,533.5	17,119.0
Redeemable noncontrolling interests	1,096.5	1,004.8	1,126.2	1,091.3	—
Total American Tower Corporation equity	5,055.4	5,336.1	6,241.5	6,763.9	6,651.7
_______________

(1)
For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, amounts include foreign currency gains (losses) of $6.1 million, ($4.5) million, $26.4 million, ($48.9) million and ($134.7) million, respectively.

(2)
As of December 31, 2019, 2018, 2017, 2016 and 2015, amounts include $76.8 million, $96.2 million, $152.8 million, $149.3 million, and $142.2 million, respectively, of restricted funds pledged as collateral to secure obligations and cash, the use of which is otherwise limited by contractual provisions.

(3)
Total assets as of December 31, 2019 includes the Right-of-use asset recognized in connection with our adoption of the new lease accounting standard described in note 1 to our consolidated financial statements included in this Annual Report

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
During the fourth quarter of 2019, as a result of recent acquisitions, including the Eaton Towers Acquisition, and changes to our organizational structure, we reviewed and changed our reportable segments to divide our EMEA segment into two separate segments, Africa property and Europe property. We now report our results in six segments – U.S. property, Asia property, Africa property, Europe property, Latin America property and services. We believe this change provides more visibility into these operating segments and better aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 21 to our consolidated financial statements included in this Annual Report). The change in reportable segments has no impact on our consolidated financial statements for any periods. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the change in reportable segments.
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 98% of our total revenues for the year ended December 31, 2019 and includes our U.S. property, Asia property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2019:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
Domestic:
United States	25,003	15,564	407
Asia:
India (2)	73,633	—	1,079
Africa
Burkina Faso	664	—	—
Ghana	3,157	665	27
Kenya	2,060	—	9
Niger	677	—	—
Nigeria	5,207	—	—
South Africa (2)	2,711	—	—
Uganda	3,181	—	12
Africa total	17,657	665	48
Europe
France	2,207	309	9
Germany	2,211	—	—
Europe total	4,418	309	9
Latin America:
Argentina (3)	94	—	10
Brazil (3)	16,706	2,258	103
Chile	2,583	—	22
Colombia	5,005	—	2
Costa Rica	621	—	2
Mexico (4)	9,427	187	92
Paraguay	1,420	—	—
Peru	1,792	404	—
Latin America total	37,648	2,849	231
_______________

(1)	Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.

(2)	In India and South Africa, we also own fiber.

(3)
In Argentina and Brazil, we also own or operate urban telecommunications assets, including fiber, and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.

(4)	In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2019 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2019, we expect to generate nearly $46.9 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.
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

During the year ended December 31, 2019, churn was approximately 6% of our tenant billings. The higher than historical level of churn was largely due to carrier consolidation events in India.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites.
We anticipate that our churn rate in India will move closer to historical levels over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we expect that our churn rate will remain elevated, primarily due the uncertainty created by the recent court ruling by the Indian Supreme Court, as set forth in Item 1A of this Annual Report under under the captions “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants” and “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
For the year ended December 31, 2019, aggregate carrier consolidation in India negatively impacted our consolidated property revenue by $361.3 million, including approximately $84.2 million in pass-through revenue, and negatively impacted our gross margin and operating profit by $247.7 million.
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

As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. In addition, we have focused on building relationships with large multinational carriers to increase the opportunities for growth or mutually beneficial transactional opportunities across common markets. We believe that consistent carrier network investments across our international markets will, over the long term, position us to generate meaningful organic revenue growth going forward.
In emerging markets, such as Burkina Faso, Ghana, India, Kenya, Niger, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in certain underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services, predominantly on feature phones, while advanced device penetration remains low. In more developed urban locations within these markets, data network deployments are underway. Carriers are focused on completing voice network build-outs while also investing in initial data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.
In India, the ongoing transition from 2G technology to 4G technology has included a period of carrier consolidation, whereby the number of carriers operating in the marketplace has been reduced through mergers, acquisitions and select carrier exits from the marketplace, which we believe is now substantially complete. We believe that this consolidation process has resulted in an industry structure for both the wireless carriers and communications infrastructure providers that is expected to be more conducive to sustained growth and profitability over time.
In markets with rapidly evolving network technology, such as South Africa and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are increasingly focused on 4G network build outs, with certain continuing legacy investments in 3G. Consumers in these regions are increasingly adopting smartphones and other advanced devices, in particular as lower cost smartphones become increasingly available. As a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are advancing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.

Finally, in markets with more mature network technology, such as Germany and France, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity.
We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our less advanced international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 138,545 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.
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
Demand for our communications sites could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our tenants, as set forth in Item 1A of this Annual Report under the captions “Risk Factors—If our tenants consolidate their operations, exit the telecommunications business or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected” and “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes in our or a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.” Further, our tenants may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications sites.
Property Operations New Site Revenue Growth. During the year ended December 31, 2019, we grew our portfolio of communications real estate through the acquisition and construction of approximately 13,705 sites globally. In a majority of our Asia, Africa, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2019	2018	2017
U.S.	430	285	635
Asia	3,330	21,470	1,135
Africa	6,455	1,040	265
Europe	15	15	2,490
Latin America	3,475	1,655	2,360
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

Results of Operations
Years Ended December 31, 2019, 2018 and 2017
(in millions, except percentages)

Revenue

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Property
U.S.	$4,188.7	$3,822.1	$3,605.7	10%	6%
Asia	1,217.0	1,540.5	1,164.4	(21)	32
Africa	583.9	545.5	503.6	7	8
Europe	134.6	141.8	122.6	(5)	16
Latin America	1,340.7	1,264.8	1,169.6	6	8
Total property	7,464.9	7,314.7	6,565.9	2	11
Services	115.4	125.4	98.0	(8)	28
Total revenues	$7,580.3	$7,440.1	$6,663.9	2%	12%
Year ended December 31, 2019
U.S. property segment revenue growth of $366.6 million was attributable to:

•	Tenant billings growth of $276.5 million, which was driven by:

•	$206.1 million due to colocations and amendments;

•	$62.6 million from contractual escalations, net of churn; and

•	$14.2 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $6.4 million from other tenant billings; and

•
An increase of $90.1 million in other revenue, which includes an $82.4 million increase due to straight-line accounting primarily due to entry into a new master lease agreement with one of our tenants, AT&T.

Asia property segment revenue decrease of $323.5 million was attributable to:

•
A decrease of $266.8 million in other revenue, primarily due to the net impact of $333.7 million related to the October 2018 settlement with Tata Teleservices Limited (“Tata Teleservices”) and related entities (collectively, “Tata”);

•	A decrease in tenant billings of $68.0 million, which was driven by:

•	A decrease of $219.4 million resulting from churn in excess of contractual escalations, including $209.8 million of carrier consolidation-driven churn in India;

•	Partially offset by:

▪
$75.6 million generated from newly acquired or constructed sites, including $59.5 million from the transactions with Vodafone India Limited and Vodafone Mobile Services Limited (together, “Vodafone” and the transaction, the “Vodafone Acquisition”) and Idea Cellular Limited (“Idea” and the transaction, the “Idea Acquisition”);

▪	$74.0 million due to colocations and amendments; and

▪	$1.8 million from other tenant billings; and

•	Pass-through revenue growth of $51.8 million.
Segment revenue decline includes a decrease of $40.5 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $38.4 million was attributable to:

•	Tenant billings growth of $56.8 million, which was driven by:

•	$21.7 million generated from newly acquired or constructed sites, primarily due to the acquisition of communications sites in Kenya in the fourth quarter of 2018 (the “Kenya Acquisition”);

•	$14.1 million due to colocations and amendments;

•	$14.1 million from contractual escalations, net of churn; and

•	$6.9 million from other tenant billings;

•	Pass-through revenue growth of $13.8 million; and

•	A decrease of $0.8 million in other revenue.
Segment revenue growth was partially offset by a decrease of $31.4 million attributable to the negative impact of foreign currency translation, which included, among others, $19.0 million related to fluctuations in Ghanaian Cedi (“GHS”), and $12.7 million related to fluctuations in South African Rand (“ZAR”).
Europe property segment revenue decrease of $7.2 million was primarily attributable to:

•	A decrease of $3.4 million in other revenue;

•	Pass-through revenue decrease of $0.3 million; and

•	Tenant billings growth of $3.8 million, which was driven by:

•	$3.2 million due to colocations and amendments;

•	$0.9 million from other tenant billings;

•	$0.3 million generated from newly acquired or constructed sites; and

•	Partially offset by a decrease of $0.6 million from contractual escalations, net of churn.

Segment revenue decline includes a decrease of $7.3 million attributable to the negative impact of foreign currency translation related to fluctuations in the Euro (“EUR”).

Latin America property segment revenue growth of $75.9 million was attributable to:

•	Tenant billings growth of $80.6 million, which was driven by:

•	$43.6 million due to colocations and amendments;

•	$17.7 million from contractual escalations, net of churn;

•	$14.7 million generated from newly acquired or constructed sites; and

•	$4.6 million from other tenant billings;

•
An increase of $44.6 million in other revenue, primarily due to $26.8 million from our fiber business in Brazil acquired in the fourth quarter of 2018 and an $11.6 million tenant settlement payment in Mexico, as well as an increase due to straight-line accounting, partially offset by revenue reserves; and

•	Pass-through revenue growth of $21.0 million.
Segment revenue growth was partially offset by a decrease of $70.3 million attributable to the negative impact of foreign currency translation, which included, among others, $53.0 million related to fluctuations in Brazilian Real (“BRL”), $11.3 million related to fluctuations in Colombian Peso (“COP”), and $4.2 million related to fluctuations in Chilean Peso (“CLP”).
The decrease in services segment revenue of $10.0 million was primarily attributable to a decrease in site acquisition, zoning and permitting services.

Year ended December 31, 2018
U.S. property segment revenue growth of $216.4 million was attributable to:

•	Tenant billings growth of $264.0 million, which was driven by:

•	$188.5 million due to colocations and amendments;

•	$59.6 million from contractual escalations, net of churn; and

•	$21.0 million generated from newly acquired or constructed sites;

•	Partially offset by a decrease of $5.1 million from other tenant billings; and

•	A decrease of $47.6 million in other revenue, which includes an $81.3 million decrease due to straight-line accounting.
Asia property segment revenue growth of $376.1 million was attributable to:

•	Tenant billings growth of $31.0 million, which was driven by:

•	$123.7 million generated from newly acquired or constructed sites, including $117.7 million from the Vodafone Acquisition and the Idea Acquisition;

•	$49.5 million due to colocations and amendments; and

•	$0.6 million from other tenant billings;

•	Partially offset by a decrease of $142.8 million resulting from churn in excess of contractual escalations, including $128.1 million due to carrier consolidation-driven churn in India;

•	Pass-through revenue growth of $59.7 million; and

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

Africa property segment revenue growth of $41.9 million was attributable to:

•	Tenant billings growth of $40.4 million, which was driven by:

•	$16.0 million from contractual escalations, net of churn;

•	$13.6 million due to colocations and amendments;

•	$10.6 million generated from newly acquired or constructed sites; and

•	$0.2 million from other tenant billings;

•	$9.4 million of other revenue growth; and

•	Pass-through revenue growth of $7.7 million.

Segment revenue growth was partially offset by a decrease of $15.6 million attributable to the negative impact of foreign currency translation, which included, among others, $8.6 million related to fluctuations in Nigerian Naira (“NGN”) and $7.4 million related to fluctuations in GHS.

Europe property segment revenue growth of $19.2 was attributable to:

•	Tenant billings growth of $6.7 million, which was driven by:

•
$4.4 million generated from newly acquired or constructed sites, primarily due to the full-year impact of the 2017 acquisition of FPS Towers in France through our European joint venture (the “FPS Acquisition”);

•	$3.7 million due to colocations and amendments;

•	$0.8 million from other tenant billings;

•	Partially offset by a decrease of $2.2 million churn in excess of contractual escalations;

•	$6.0 million of other revenue growth; and

•	Pass-through revenue growth of $0.5 million.

Segment revenue growth was benefited by an increase of $6.0 million attributable to the positive impact of foreign currency translation in EUR.

Latin America property segment revenue growth of $95.2 million was attributable to:

•	Tenant billings growth of $118.2 million, which was driven by:

•	$48.1 million due to colocations and amendments;

•	$34.0 million from contractual escalations, net of churn;

•	$26.1 million generated from newly acquired or constructed sites; and

•	$10.0 million from other tenant billings;

•	Pass-through revenue growth of $25.6 million; and

•
An increase of $49.8 million in other revenue, due in part to $62.6 million from our fiber businesses in Mexico and Brazil and a $6.0 million reduction in revenue reserves from a settlement related to the judicial reorganization of a tenant in Brazil, partially offset by the impact of straight-line accounting.

Segment revenue growth was partially offset by a decrease of $98.4 million attributable to the negative impact of foreign currency translation, which included, among others, $81.1 million related to fluctuations in BRL, $10.2 million related to fluctuations in Argentinean Peso and $7.1 million related to fluctuations in Mexican Peso.

The increase in services segment revenue of $27.4 million was primarily attributable to an increase in site acquisition projects.

Gross Margin

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Property
U.S.	$3,380.8	$3,051.1	$2,859.2	11%	7%
Asia	501.1	829.6	515.4	(40)	61
Africa	374.9	337.5	290.7	11	16
Europe	106.8	111.7	97.2	(4)	15
Latin America	929.4	858.4	794.3	8	8
Total property	5,293.0	5,188.3	4,556.8	2	14
Services	73.3	77.2	64.2	(5)%	20%
Year ended December 31, 2019

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $36.9 million.

•
The decrease in Asia property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $29.5 million, primarily due to the Vodafone Acquisition and the Idea Acquisition, partially offset by a benefit of $24.5 million attributable to the impact of foreign currency translation on direct expenses.

•
The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $10.7 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $11.7 million, primarily due to the Kenya Acquisition.

•
The decrease in Europe property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $0.8 million and a benefit of $1.5 million attributable to the impact of foreign currency translation on direct expenses.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, a benefit of $25.1 million attributable to the impact of foreign currency translation on direct expenses, and a reduction of $0.1 million of interest expense related to TV Azteca, S.A. de C.V. (“TV Azteca”), partially offset by an increase in direct expenses of $30.1 million, including those costs related to our fiber business in Brazil.

•	The decrease in services segment gross margin was primarily due to a decrease in revenue, as described above, partially offset by an decrease in direct expenses of $6.1 million.

Year ended December 31, 2018

•	The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $24.5 million.

•
The increase in Asia property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $36.5 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $98.4 million, primarily due to the Vodafone Acquisition and the Idea Acquisition.

•
The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $10.6 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $5.7 million, primarily due to the Kenya Acquisition.

•
The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.5 million, primarily due to the FPS Acquisition and a negative impact of $1.2 million attributable to foreign currency translation on direct expenses.

•
The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above and a benefit of $33.3 million attributable to the impact of foreign currency translation on direct expenses, partially offset by an increase in direct expenses of $53.5 million, primarily due to our fiber businesses in Mexico and Brazil, and a reduction of $10.9 million in interest income related to TV Azteca.

•	The increase in services segment gross margin was primarily due to an increase in revenue, as described above, partially offset by an increase in direct expenses of $14.4 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Property
U.S.	$175.5	$165.2	$151.4	6%	9%
Asia	99.9	110.7	82.4	(10)	34
Africa	53.7	48.0	47.3	12	1
Europe	23.2	21.1	20.6	10	2
Latin America	101.0	83.5	77.5	21	8
Total property	453.3	428.5	379.2	6	13
Services	12.0	14.4	13.7	(17)	5
Other	265.1	290.3	244.1	(9)	19
Total selling, general, administrative and development expense	$730.4	$733.2	$637.0	(0)%	15%

Year Ended December 31, 2019

•
The increases in each of our U.S., Africa, Europe and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisitions of urban telecommunications assets in our Latin America property segment and the Kenya Acquisition.

•	The decrease in our Asia property segment SG&A was primarily driven by a decrease in bad debt expense of $9.3 million.

•	The decrease in our services segment SG&A was primarily attributable to a decrease in the allocation of personnel costs to our tower services group.

•
The decrease in other SG&A was primarily attributable to $19.1 million of incremental stock-based compensation expense due to the acceleration of expense associated with amendments to existing grants during the year ended December 31, 2018.

Year Ended December 31, 2018

•
The increases in each of our U.S., Africa, Europe and Latin America property segment SG&A were primarily driven by increased personnel costs to support our business, including our acquisitions of urban telecommunications assets in our Latin America property segment.

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

Operating Profit

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Property
U.S.	$3,205.3	$2,885.9	$2,707.8	11%	7%
Asia	401.2	718.9	433.0	(44)	66
Africa	321.2	289.5	243.4	11	19
Europe	83.6	90.6	76.6	(8)	18
Latin America	828.4	774.9	716.8	7	8
Total property	4,839.7	4,759.8	4,177.6	2	14
Services	61.3	62.8	50.5	(2)%	24%

Year Ended December 31, 2019

•
The increases in operating profit for each of our U.S., Africa and Latin America property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.

•
The decreases in operating profit for our Asia property segment, as well as our services segment, were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.

•	The decrease in operating profit for our Europe property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.

Year Ended December 31, 2018

•
The increases in operating profit for each of our property segments, as well as our services segment, were primarily attributable to an increase in our segment gross margin, partially offset by increases in our segment SG&A.

Depreciation, Amortization and Accretion

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Depreciation, amortization and accretion	$1,778.4	$2,110.8	$1,715.9	(16)%	23%

The decrease in depreciation, amortization and accretion expense for the year ended December 31, 2019 was primarily attributable to the accelerated amortization of a tenant relationship intangible asset as a result of the settlement with Tata in 2018. This decrease was partially offset by an increase resulting from the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in an increase in property and equipment and intangible assets subject to amortization.

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

Other Operating Expenses

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Other operating expenses	$166.3	$513.3	$256.0	(68)%	101%

The decrease in other operating expenses for the year ended December 31, 2019 was primarily attributable to decreases in impairment charges of $299.8 million and losses on sales or disposals of assets of $40.5 million.

The increase in other operating expenses for the year ended December 31, 2018 was primarily attributable to an increase in impairment charges of $182.6 million and an increase of $52.8 million in losses on sales or disposals of assets. The impairment charges included $258.3 million related to tower and network intangible assets and $107.3 million related to tenant relationships in our Asia property segment due to the settlement with Tata, Aircel Ltd.’s (“Aircel”) filing for bankruptcy protection and other carrier consolidation-driven churn in India. The increase was also attributable to the nonrecurrence of a $22.2 million refund of acquisition costs recorded in the prior-year period related to an acquisition in Brazil, partially offset by $10.0 million to fund our charitable foundation in the 2017.

Total Other Expense

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Total Other expense	$772.0	$750.4	$742.3	3%	1%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense during the year ended December 31, 2019 was due to (i) a decrease in other income of $16.8 million, primarily due to the nonrecurrence of a gain of $9.7 million associated with the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca during the year ended December 31, 2018 and (ii) an increase in loss on retirement of long-term obligations of $18.9 million primarily due to a loss of $22.1 million, attributable to the repayment of the 5.050% senior unsecured notes due 2020 (the “5.050% Notes”). These items were partially offset by foreign currency gains of $6.1 million in the current period, compared to foreign currency losses of $4.5 million in the prior-year period and a decrease in net interest expense of $3.4 million.

The increase in total other expense during the year ended December 31, 2018 was primarily due to additional interest expense of $75.9 million due to a $2.0 billion increase in our average debt outstanding and foreign currency losses of $4.5 million in the current period, compared to foreign currency gains of $26.4 million in the prior-year period. The increase was partially offset by (i) a decrease in loss on retirement of long-term obligations of $66.9 million due to the nonrecurrence of a loss of $70.2 million recorded in the prior-year period attributable to the redemptions of the 7.25% senior unsecured notes due 2019 and the 4.500% senior unsecured notes due 2018 and the repayment of the Secured Cellular Site Revenue Notes, Series 2012-2 Class A, Series 2012-2 Class B and Series 2012-2 Class C and Secured Cellular Site Revenue Notes, Series 2010-2, Class C and Series 2010-2, Class F, (ii) an increase in other income of $23.4 million partially due to the write-offs of the capital lease liability and Economic Rights Agreement and related amortization in conjunction with the note extinguishment with TV Azteca and (iii) an additional $19.3 million in interest income, compared to the prior-year period.

Income Tax (Benefit) Provision

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Income tax (benefit) provision	$(0.2)	$(110.1)	$30.7	(100)%	(459)%
Effective tax rate	(0.0)%	(9.5)%	2.4%

As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2019, 2018 and 2017 differs from the federal statutory rate.

The decrease in the income tax benefit for the year ended December 31, 2019 was primarily attributable to an increase in foreign earnings subject to taxation in the current period, offset by a $113.0 million benefit arising from revaluing our net deferred tax liability due to tax law changes in India. The income tax benefit for the year ended December 31, 2018 was favorably impacted by certain events in India and a one-time benefit, discussed below.

The change in the income tax (benefit) provision for the year ended December 31, 2018 was primarily attributable to a decrease in foreign earnings subject to taxation in the current period, primarily resulting from impairment charges and accelerated amortization in India, and a one-time benefit of $85.7 million related to the restructuring of international operations in certain jurisdictions. The income tax provision for the year ended December 31, 2017 was favorably impacted by a clarification in income tax law in Ghana.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Net income	$1,916.6	$1,264.7	$1,225.4	52%	3%
Income tax (benefit) provision	(0.2)	(110.1)	30.7	(100)	(459)
Other income	(17.6)	(23.8)	(31.3)	(26)	(24)
Loss on retirement of long-term obligations	22.2	3.3	70.2	573	(95)
Interest expense	814.2	825.5	749.6	(1)	10
Interest income	(46.8)	(54.7)	(35.4)	(14)	55
Other operating expenses	166.3	513.3	256.0	(68)	101
Depreciation, amortization and accretion	1,778.4	2,110.8	1,715.9	(16)	23
Stock-based compensation expense	111.4	137.5	108.5	(19)	27
Adjusted EBITDA	$4,744.5	$4,666.5	$4,089.6	2%	14%

	Year Ended December 31,			Percent Change 2019 vs 2018	Percent Change 2018 vs 2017
	2019	2018	2017
Net income	$1,916.6	$1,264.7	$1,225.4	52%	3%
Real estate related depreciation, amortization and accretion	1,578.8	1,915.2	1,516.9	(18)	26
Losses from sale or disposal of real estate and real estate related impairment charges (1)	139.5	479.7	244.4	(71)	96
Dividends on preferred stock	—	(9.4)	(87.4)	(100)	(89)
Dividend to noncontrolling interest	(13.2)	(13.8)	(13.2)	(4)	5
Adjustments for unconsolidated affiliates and noncontrolling interests	(130.0)	(427.4)	(189.1)	(70)	126
Nareit FFO attributable to American Tower Corporation common stockholders	$3,491.7	$3,209.0	$2,697.0	9	19
Straight-line revenue	(183.5)	(87.6)	(194.4)	109	(55)
Straight-line expense	44.4	57.9	62.3	(23)	(7)
Stock-based compensation expense	111.4	137.5	108.5	(19)	27
Deferred portion of income tax (2)	(147.7)	(274.0)	(105.8)	(46)	159
Non-real estate related depreciation, amortization and accretion	199.6	195.6	199.0	2	(2)
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	28.4	19.0	26.8	49	(29)
Payment of shareholder loan interest (3)	(14.2)	—	—	100	—
Other income (4)	(17.6)	(23.8)	(31.3)	(26)	(24)
Loss on retirement of long-term obligations	22.2	3.3	70.2	573	(95)
Other operating expenses (5)	26.8	33.6	11.6	(20)	190
Capital improvement capital expenditures	(160.0)	(149.5)	(114.2)	7	31
Corporate capital expenditures	(10.6)	(9.2)	(17.0)	15	(46)
Adjustments for unconsolidated affiliates and noncontrolling interests	130.0	427.4	189.1	(70)	126
Consolidated AFFO	$3,520.9	$3,539.2	$2,901.8	(1)%	22%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(79.2)	(348.7)	(147.0)	(77)%	137%
AFFO attributable to American Tower Corporation common stockholders	$3,441.7	$3,190.5	$2,754.8	8%	16%
_______________

(1)	Included in these amounts are impairment charges of $94.2 million, $394.0 million and $211.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
For the year ended December 31, 2019, amount includes a tax benefit of $113.0 million as a result of revaluing our net deferred tax liability due to tax law changes in India. For the year ended December 31, 2018, amount includes a tax benefit primarily attributable to the tax effect of an increase in impairment charges and a one-time benefit for restructuring-related activity in foreign jurisdictions offset by the nonrecurrence of prior-year benefit from a clarification in income tax law in Ghana.

(3)
Relates to the payment of capitalized interest associated with the shareholder loan previously owed to our joint venture partner in Ghana (see note 9 to our consolidated financial statements included in this Annual Report). This long-term deferred interest was previously expensed but excluded from Consolidated AFFO.

(4)	Includes (gains) losses on foreign currency exchange rate fluctuations of ($6.1 million), $4.5 million and ($26.4 million), respectively.

(5)
Primarily includes acquisition-related costs and integration costs. For the year ended December 31, 2019, amount also includes the receipt of $13.1 million related to pre-acquisition contingencies and settlements. For the year ended December 31, 2017, amount also includes refunds for acquisition costs and a charitable contribution.

(6)	Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

Year Ended December 31, 2019
The increase in net income was primarily due to an increase in our operating profit, a decrease in other operating expenses, primarily related to a decrease in impairment charges of $299.8 million and a decrease in stock-based compensation expense, partially offset by a change in the income tax benefit and an increase in loss on retirement of long-term obligations of $18.9 million during the period, attributable to the repayment of the 5.050% Notes.

The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense, of $22.8 million.

The decrease in Consolidated AFFO was primarily the result of a decrease in our operating profit, excluding the impact of straight-line accounting, and increases in capital improvement and corporate capital expenditures, partially offset by a decrease in the income tax benefit net of deferred amounts and a decrease in dividends on preferred stock.

The increase in AFFO attributable to American Tower Corporation common stockholders was attributable to lower adjustments for unconsolidated affiliates and noncontrolling interests primarily as a result of a decrease in the operating profit in our Asia property segment due to our October 2018 settlement with Tata, partially offset by the decrease in Consolidated AFFO described above.

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
The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin, partially offset by an increase in SG&A of $67.6 million, excluding the impact of stock-based compensation expense.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, a decrease in dividends on preferred stock and a decrease in the adjustment for straight-line revenue, partially offset by increases in cash paid for interest, capital improvement capital expenditures and corporate SG&A.

Liquidity and Capital Resources
Overview
During the year ended December 31, 2019, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2019 financing transactions included:

•	Unsecured $1.3 billion term loan due February 13, 2020 (the “2019 364-Day Term Loan”).

•	Registered public offerings in an aggregate amount of $4.9 billion of senior unsecured notes with maturities ranging from 2024 to 2049.

•	Redemptions of the 3.40% senior unsecured notes due 2019 (the “3.40% Notes”) and the 5.050% Notes for an aggregate amount of $1.7 billion.

•
Amendment and restatements of our multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (as amended and restated, the “2019 Multicurrency Credit Facility”), our senior unsecured revolving credit facility entered into in January 2012 and amended and restated in September 2014, as further amended (as amended and restated, the “2019 Credit Facility”) and our unsecured term loan entered into in October 2013, as amended (as amended and restated, the “2019 Term Loan”) to, among other things, (i) extend each of the maturity dates by one year to June 28, 2023, January 31, 2025 and January 31, 2025, respectively and (ii) increase the commitments under each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility to $3.0 billion and $2.25 billion, respectively.

The following table summarizes our liquidity as of December 31, 2019 (in millions):

Available under the 2019 Multicurrency Credit Facility	$2,300.0
Available under the 2019 Credit Facility	650.0
Letters of credit	(9.9)
Total available under credit facilities, net	2,940.1
Cash and cash equivalents	1,501.2
Total liquidity	$4,441.3
Subsequent to December 31, 2019, we made net repayments of $600.0 million under the 2019 Credit Facility, including repayments of approximately $1,483.4 million using the proceeds from our issuance of the 2.400% Notes and 2.900% Notes (each as defined below), and made net borrowings of $271.8 million under the 2019 Multicurrency Credit Facility. The borrowings were used to repay existing indebtedness and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2019	2018	2017
Net cash provided by (used for):
Operating activities	$3,752.6	$3,748.3	$2,925.6
Investing activities	(3,987.5)	(2,749.5)	(2,800.9)
Financing activities	521.7	(607.7)	(113.0)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(13.7)	(41.1)	6.7
Net increase in cash and cash equivalents, and restricted cash	$273.1	$350.0	$18.4
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
In April 2019, Tata Teleservices and Tata Sons Limited, two of our minority holders in India, delivered notice of exercise of their put options with respect to their remaining combined holdings in our Indian subsidiary, ATC TIPL (see note 15 to our consolidated financial statements included in this Annual Report). Accordingly, we expect to pay an amount equivalent to INR 24.8 billion (approximately $347.6 million at the December 31, 2019 exchange rate) to redeem the put shares in the first half of 2020, subject to regulatory approval. In connection with the closing of the Eaton Towers Acquisition (see note 7 to our consolidated financial statements included in this Annual Report), we entered into an agreement with MTN to acquire MTN’s noncontrolling interests in each of our joint ventures in Ghana and Uganda for total consideration of approximately $523.0 million. The transaction is expected to close in the first quarter of 2020, subject to regulatory approval and other closing conditions.
As of December 31, 2019, we had total outstanding indebtedness of $24.2 billion, with a current portion of $2.9 billion. During the year ended December 31, 2019, we generated sufficient cash flow from operations to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2020, together with our borrowing capacity under our credit facilities and cash on hand, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of December 31, 2019, we had $1.3 billion of cash and cash equivalents held by our foreign subsidiaries, of which $583.0 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2019, cash provided by operating activities increased $4.3 million as compared to the year ended December 31, 2018. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2018, include:

•	An increase in non-cash operating activities, including an increase of approximately $95.9 million in straight-line revenue and a decrease of approximately $13.5 million in straight-line expense;

•	An increase in our operating profit of $78.4 million; and

•	A decrease of approximately $39.5 million in cash paid for interest.
For the year ended December 31, 2018 cash provided by operating activities increased $822.7 million as compared to the year ended December 31, 2017. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2017, include:

•	An increase in our operating profit of $594.5 million;

•	An increase of approximately $77.6 million in cash paid for interest;

•	A decrease in cash required for working capital, primarily as a result of accounts receivable collection; and

•	An increase of approximately $27.4 million in cash paid for taxes.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2019 are highlighted below:

•
We spent approximately $3.0 billion for acquisitions, primarily related to the Eaton Towers Acquisition, the Entel Acquisition, and asset acquisitions in the United States, Colombia, Mexico, Paraguay and Peru.

•	We spent $1,029.7 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$366.6
Ground lease purchases (2)	153.9
Capital improvements and corporate expenditures (3)	170.6
Redevelopment	258.5
Start-up capital projects	80.1
Total capital expenditures (4)	$1,029.7
_______________

(1)	Includes the construction of 4,511 communications sites globally.

(2)
Includes $29.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.

(3)
Includes $18.0 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt, finance leases and capital leases in the cash flow from financing activities in our consolidated statements of cash flows.

(4)	Net of purchase credits of $9.2 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.
Our significant investing transactions in 2018 included the following:

•
We spent approximately $1.9 billion for acquisitions, primarily related to the funding of the Idea Acquisition and the Vodafone Acquisition, as well as asset acquisitions in the United States, Kenya and Brazil.

•	We spent $937.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$254.7
Ground lease purchases	162.7
Capital improvements and corporate expenditures (2)	158.7
Redevelopment	232.4
Start-up capital projects	128.6
Total capital expenditures (3)	$937.1
_______________

(1)	Includes the construction of 2,441 communications sites globally.

(2)
Includes $32.0 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt, finance leases and capital leases in the cash flow from financing activities in our consolidated statement of cash flows.

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
We expect that our 2020 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$375	to	$405
Ground lease purchases	175	to	185
Capital improvements and corporate expenditures	160	to	180
Redevelopment	260	to	280
Start-up capital projects	130	to	150
Total capital expenditures	$1,100	to	$1,200
_______________

(1)	Includes the construction of approximately 6,000 to 7,000 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Proceeds from issuance of senior notes, net	$4,876.7	$584.9	$2,674.0
Proceeds from (repayments of) credit facilities, net	425.0	(695.9)	628.6
Distributions paid on common and preferred stock	(1,603.0)	(1,342.4)	(1,164.4)
Purchases of common stock	(19.6)	(232.8)	(766.3)
Repayments of securitized debt	—	(500.0)	(302.5)
(Distributions to) contributions from noncontrolling interest holders, net (1)	(11.8)	(14.4)	264.3
Repayments of senior notes	(1,700.0)	—	(1,300.0)
(Repayments of) proceeds from term loan, net	(500.0)	1,500.0	—
Purchase of redeemable noncontrolling interest (2)	(425.7)	—	—
Proceeds from issuance of securities in securitization transaction	—	500.0	—
_______________

(1)	2017 contributions primarily relate to the funding of the FPS Acquisition.

(2)
In the fourth quarter of 2018, two of our minority holders in India delivered notice of exercise of their put options with respect to certain shares in our Indian subsidiary, ATC TIPL. During the year ended December 31, 2019, we completed the redemption of the put shares for total consideration of INR 29.4 billion ($425.7 million at the date of redemption).

Senior Notes
Repayments of Senior Notes
Repayment of 3.40% Senior Notes—On the February 15, 2019 maturity date, we repaid $1.0 billion aggregate principal amount of the 3.40% Notes. The 3.40% Notes were repaid with borrowings from the 2019 Multicurrency Credit Facility and the 2019 Credit Facility. Upon completion of the repayment, none of the 3.40% Notes remained outstanding.
Repayment of 5.050% Senior Notes—On April 22, 2019, we redeemed all of the $700.0 million aggregate principal amount of the 5.050% Notes at a price equal to 103.0050% of the principal amount, plus accrued and unpaid interest up to, but excluding April 22, 2019, for an aggregate redemption price of $726.0 million, including $5.0 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of $22.1 million, which includes prepayment consideration of $21.0 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings from the 2019 Credit Facility and cash on hand. Upon completion of the repayment, none of the 5.050% Notes remained outstanding.
Repayment of 5.900% Senior Notes—On January 15, 2020, we redeemed all of the $500.0 million aggregate principal amount of 5.900% senior unsecured notes due 2021 (the “5.900% Notes”) at a price equal to 106.7090% of the principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of $539.6 million, including $6.1 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings from the 2019 Credit Facility and cash on hand. Upon completion of the repayment, none of the 5.900% Notes remained outstanding.
Offerings of Senior Notes
3.375% Senior Notes and 3.950% Senior Notes Offering—On March 15, 2019, we completed a registered public offering of $650.0 million aggregate principal amount of 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) and $600.0 million aggregate principal amount of 3.950% senior unsecured notes due 2029 (the “3.950% Notes”). The net proceeds from this offering were approximately $1,231.0 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility.
2.950% Senior Notes and 3.800% Senior Notes Offering—On June 13, 2019, we completed a registered public offering of $650.0 million aggregate principal amount of 2.950% senior unsecured notes due 2025 (the “2.950% Notes”) and $1.65 billion aggregate principal amount of 3.800% senior unsecured notes due 2029 (the “3.800% Notes”). The net proceeds from this offering were approximately $2,269.0 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility.
2.750% Senior Notes and 3.700% Senior Notes Offering—On October 3, 2019, we completed a registered public offering of $750.0 million aggregate principal amount of 2.750% senior unsecured notes due 2027 (the “2.750% Notes”) and $600.0 million aggregate principal amount of 3.700% senior unsecured notes due 2049 (the “3.700% Notes”). The net proceeds from this offering were approximately $1,334.2 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the 2019 364-Day Term Loan.
2.400% Senior Notes and 2.900% Senior Notes Offering—On January 10, 2020, we completed a registered public offering of $750.0 million aggregate principal amount of 2.400% senior unsecured notes due 2025 (the “2.400% Notes”) and $750.0 million aggregate principal amount of 2.900% senior unsecured notes due 2030 (the “2.900% Notes”, and collectively with the 3.375% Notes, the 3.950% Notes, the 2.950% Notes, the 3.800% Notes, the 2.750% Notes, the 3.700% Notes and the 2.400% Notes, the “Notes”). The net proceeds from this offering were approximately $1,483.4 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility.

The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Offering Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
3.375% Notes	$650.0	March 15, 2019	May 15, 2024	3.375%	November 15, 2019	May 15 and November 15	April 15, 2024
3.950% Notes	600.0	March 15, 2019	March 15, 2029	3.950%	September 15, 2019	March 15 and September 15	December 15, 2028
2.950% Notes	650.0	June 13, 2019	January 15, 2025	2.950%	January 15, 2020	January 15 and July 15	December 15, 2024
3.800% Notes	1,650.0	June 13, 2019	August 15, 2029	3.800%	February 15, 2020	February 15 and August 15	May 15, 2029
2.750% Notes	750.0	October 3, 2019	January 15, 2027	2.750%	January 15, 2020	January 15 and July 15	November 15, 2026
3.700% Notes	600.0	October 3, 2019	October 15, 2049	3.700%	April 15, 2020	April 15 and October 15	April 15, 2049
2.400% Notes	750.0	January 10, 2020	March 15, 2025	2.400%	September 15, 2020	March 15 and September 15	February 15, 2025
2.900% Notes	750.0	January 10, 2020	January 15, 2030	2.900%	July 15, 2020	January 15 and July 15	October 15, 2029
_______________

(1)	Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360-day year comprised of twelve 30-day months.

(2)
We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the Notes on or after the par call date, we will not be required to pay a make-whole premium.

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
Bank Facilities
In December 2019, we entered into the 2019 Multicurrency Credit Facility, the 2019 Credit Facility and the 2019 Term Loan, which amended and restated the 2013 Credit Facility, the 2014 Credit Facility and the 2013 Term Loan, respectively, to, among other things, (i) extend the maturity dates by one year to June 28, 2023, January 31, 2025 and January 31, 2025, respectively, (ii) increase the commitments under each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility to $3.0 billion and $2.25 billion, respectively, (iii) increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility) to $5.0 billion and $3.75 billion under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, respectively, (iv) increase the maximum Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreement for the 2019 Term Loan) to $2.25 billion under the 2019 Term Loan and (v) remove the Interest Coverage Ratio financial covenant as defined in each of the loan agreements.
2019 Multicurrency Credit Facility—We have the ability to borrow up to $3.0 billion under the 2019 Multicurrency Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2019, we borrowed an aggregate of $2.5 billion and repaid an aggregate of $3.7 billion of revolving indebtedness. We used the borrowings to fund acquisitions, including the Entel Acquisition, to purchase redeemable noncontrolling interests, to repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Multicurrency Credit Facility in the ordinary course.

2019 Credit Facility—We have the ability to borrow up to $2.25 billion under the 2019 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2019, we borrowed an aggregate of $3.2 billion and repaid an aggregate of $1.6 billion of revolving indebtedness. We used the borrowings to fund acquisitions, including the Eaton Towers Acquisition, to repay existing indebtedness and for general corporate purposes. We currently have $6.1 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Credit Facility in the ordinary course.
2019 364-Day Term Loan—On February 14, 2019, we entered into the 2019 364-Day Term Loan, the net proceeds of which were used, together with cash on hand, to repay all amounts outstanding under the unsecured term loan entered into on March 29, 2018. The 2019 364-Day Term Loan matured on February 13, 2020 and had an interest rate that ranged between 0.550% and 1.375% above LIBOR for LIBOR based borrowings or up to 0.375% above the defined base rate for base rate borrowings, in each case based upon our debt ratings. On the February 13, 2020 maturity date, we repaid all amounts outstanding under the 2019 364-Day Term Loan with proceeds from the 2020 Term Loan (as defined below), borrowings from the 2019 Credit Facility and cash on hand.
As of December 31, 2019, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2019 364-Day Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2019 Multicurrency Credit Facility	$700.0	June 28, 2023	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Credit Facility	$1,600.0	January 31, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,000.0	January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 364-Day Term Loan	$1,000.0	February 13, 2020		0.550% - 1.375%	0.000% - 0.375%	0.800% and 0.000%
_______________
(1)    Currently borrowed at LIBOR.

(2)	Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.

(3)	Subject to two optional renewal periods.
The 2019 Multicurrency Credit Facility and the 2019 Credit Facility are subject to two optional renewal periods and we must pay a quarterly commitment fee on the undrawn portion of each facility. The commitment fee for each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
2020 Term Loan—On February 13, 2020, we entered into a $750.0 million unsecured term loan (the “2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 364-Day Term Loan. The 2020 Term Loan matures on February 12, 2021 and has an interest rate that is 0.65% above LIBOR for LIBOR based borrowings or 0.00% above the defined base rate for base rate borrowings. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.
The 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or the LIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
India Indebtedness—During the year ended December 31, 2019, we repaid all remaining debt assumed in connection with the Viom Acquisition and debt entered into by ATC TIPL. The remaining India indebtedness includes several working capital facilities, most of which are subject to annual renewal. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread.

Generally, the working capital facilities are payable on demand prior to maturity. Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2019 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	8.15% - 8.75%	March 18, 2020 - October 23, 2020
_______

(1)	5.6 billion INR ($78.9 million) of borrowing capacity as of December 31, 2019.

Stock Repurchase Programs—We have two stock repurchase programs, the 2011 Buyback and the 2017 Buyback.
During the year ended December 31, 2019, we repurchased 93,654 shares of our common stock under the 2011 Buyback for an aggregate of $19.6 million, including commissions and fees. We had no repurchases under the 2017 Buyback.
Under each program, we are authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, we may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. These programs may be discontinued at any time.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. For the year ended December 31, 2019, we received an aggregate of $105.5 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $7.4 billion to our common stockholders, including the dividend paid in January 2020, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending after 2017 and before 2026.
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
During the year ended December 31, 2019, we paid $3.61 per share, or $1.6 billion, to common stockholders of record. In addition, we declared a distribution of $1.01 per share, or $447.3 million, paid on January 14, 2020 to our common stockholders of record at the close of business on December 27, 2019.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $14.3 million and $13.7 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we paid $7.0 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2019, see note 16 to our consolidated financial statements included in this Annual Report.

Contractual Obligations—The following table summarizes our contractual obligations as of December 31, 2019 (in millions):

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt, including current portion:
American Tower Corporation debt:
2019 Multicurrency Credit Facility	$—	$—	$—	$700.0	$—	$—	$700.0
2019 Term Loan	—	—	—	—	—	1,000.0	1,000.0
2019 Credit Facility	—	—	—	—	—	1,600.0	1,600.0
2019 364-Day Term Loan (1)	1,000.0	—	—	—	—	—	1,000.0
2.800% senior notes	750.0	—	—	—	—	—	750.0
3.300% senior notes	—	750.0	—	—	—	—	750.0
3.450% senior notes	—	650.0	—	—	—	—	650.0
5.900% senior notes (2)	500.0	—	—	—	—	—	500.0
2.250% senior notes	—	—	600.0	—	—	—	600.0
4.70% senior notes	—	—	700.0	—	—	—	700.0
3.50% senior notes	—	—	—	1,000.0	—	—	1,000.0
3.000% senior notes	—	—	—	700.0	—	—	700.0
5.00% senior notes	—	—	—	—	1,000.0	—	1,000.0
3.375% senior notes	—	—	—	—	650.0	—	650.0
1.375% senior notes	—	—	—	—	—	560.6	560.6
2.950% senior notes	—	—	—	—	—	650.0	650.0
3.375% senior notes	—	—	—	—	—	1,000.0	1,000.0
4.000% senior notes	—	—	—	—	—	750.0	750.0
4.400% senior notes	—	—	—	—	—	500.0	500.0
1.950% senior notes	—	—	—	—	—	560.6	560.6
3.125% senior notes	—	—	—	—	—	400.0	400.0
2.750% senior notes	—	—	—	—	—	750.0	750.0
3.55% senior notes	—	—	—	—	—	750.0	750.0
3.600% senior notes	—	—	—	—	—	700.0	700.0
3.950% senior notes	—	—	—	—	—	600.0	600.0
3.800% senior notes	—	—	—	—	—	1,650.0	1,650.0
3.700% senior notes	—	—	—	—	—	600.0	600.0
Total American Tower Corporation debt	2,250.0	1,400.0	1,300.0	2,400.0	1,650.0	12,071.2	21,071.2
American Tower subsidiary debt:
Series 2013-2A securities (3)	—	—	—	1,300.0	—	—	1,300.0
Series 2018-1A securities (3)	—	—	—	—	—	500.0	500.0
Series 2015-1 notes (4)	350.0	—	—	—	—	—	350.0
Series 2015-2 notes (5)	—	—	—	—	—	525.0	525.0
Other subsidiary debt (6)	323.8	42.4	35.8	20.8	—	—	422.8
Total American Tower subsidiary debt	673.8	42.4	35.8	1,320.8	—	1,025.0	3,097.8
Long-term obligations, excluding finance leases	2,923.8	1,442.4	1,335.8	3,720.8	1,650.0	13,096.2	24,169.0
Cash interest expense	807.0	752.4	663.3	563.3	475.4	1,343.1	4,604.5
Finance lease payments (including interest)	8.0	5.3	4.3	3.0	2.1	45.4	68.1
Total debt service obligations	3,738.8	2,200.1	2,003.4	4,287.1	2,127.5	14,484.7	28,841.6
Operating lease payments (7)	904.3	878.3	845.5	810.3	766.4	6,140.1	10,344.9
Other non-current liabilities (8)(9)	6.6	9.0	20.1	14.3	8.0	3,371.9	3,429.9
Total	$4,649.7	$3,087.4	$2,869.0	$5,111.7	$2,901.9	$23,996.7	$42,616.4
_______________

(1)	Repaid in full on February 13, 2020.

(2)	On January 15, 2020, we redeemed all of the 5.900% Notes.

(3)	Represents anticipated repayment date; final legal maturity is March 15, 2048.

(4)	Represents anticipated repayment date; final legal maturity is June 15, 2045.

(5)	Represents anticipated repayment date; final legal maturity is June 15, 2050.

(6)
Includes our South African credit facility, which is denominated in ZAR and amortizes through December 17, 2020, our Colombian credit facility, which is denominated in COP and amortizes through April 24, 2021, our Brazil credit facility, which is denominated in BRL and matures on January 15, 2022, debt entered into by our Kenyan subsidiary in connection with an acquisition of sites in Kenya (the “Kenya Debt”), which is required to be paid either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, U.S. subsidiary debt related to a seller-financed acquisition (the “U.S. Subsidiary Debt”) and debt entered into by certain Eaton Towers subsidiaries acquired in connection with the Eaton Towers Acquisition (the “Eaton Towers Debt”), which is denominated in U.S. Dollar (“USD”), EUR, Kenyan Shilling (“KES”) and West African CFA Franc. Subsequent to December 31, 2019, we repaid all of the outstanding Eaton Towers USD denominated and KES denominated debt.

(7)
Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to do so could result in a loss of the applicable communications sites and related revenues from tenant leases.

(8)
Primarily represents our asset retirement obligations and excludes certain other non-current liabilities included in our consolidated balance sheet, primarily unearned revenue that is not payable in cash.

(9)
Excludes $126.3 million of liabilities for unrecognized tax positions and $26.6 million of accrued income tax related interest and penalties included in our consolidated balance sheet as we are uncertain as to when and if the amounts may be settled. Settlement of such amounts could require the use of cash flows generated from operations. We expect the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe. However, based on the status of these items and the amount of uncertainty associated with the outcome and timing of audit settlements, we are currently unable to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

Off-Balance Sheet Arrangements—We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
Internally Generated Funds—Because the majority of our tenant leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2019 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2019, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2019 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~$5.8	~$1.0
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~$11.7 (4)	~$3.9
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
Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations—The indenture and related supplemental indentures governing the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”) and the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes,” and, together with the Series 2015-1 Notes, the “2015 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in the 2015 Securitization and the loan agreement related to Trust Securitizations, as discussed further in note 9 to our consolidated financial statements included in this Annual Report, include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan made by the American Tower Trust I (the “Trust”) to the AMT Asset Subs (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2019, $63.1 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2019	DSCR as of December 31, 2019	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$238.9	9.12x	$209.0	$213.0
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$468.6	10.62x	$556.8	$565.7
_______________

(1)	Based on the net cash flow of the applicable issuer or borrower as of December 31, 2019 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.

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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,542 communications sites that secure the 2015 Notes or the 5,114 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2019. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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
If the sum of the estimated undiscounted future cash flows of our long-lived assets is less than the carrying amount of the assets, an impairment loss may be recognized. Key assumptions included in the undiscounted cash flows are future revenue projections, estimates of ongoing tenancies and operating margins. An impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows to be provided from the asset. We record any related impairment charge in the period in which we identify such impairment.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of AGR and associated fees and charges that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1,124.4 million as of December 31, 2019, which represents 12% of our consolidated balance of $8,999.5 million. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $1,064.8 million and $483.4 million, respectively, as of December 31, 2019, which represent 13% and 15% of our consolidated balances of $7,964.1 million and $3,230.4 million, respectively.

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
During the year ended December 31, 2019, no potential impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately 7%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation, each of which could be impacted by our tenants’ ability to perform their contractual obligations as a result of the AGR ruling or otherwise. For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that a (i) less than 1% reduction of projected revenues, (ii) 42 basis point increase in the weighted-average cost of capital or (iii) 17% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. Events that could negatively affect our India reporting unit’s financial results include increased tenant attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth in Item 1A of this Annual Report under the caption “Risk Factors.” The carrying value of goodwill in the India reporting unit was $1,021.8 million as of December 31, 2019, which represents 17% of our consolidated balance of $6,178.3 million.

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
We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net decrease in the estimated obligation of $66.2 million during the year ended December 31, 2019. The change in 2019 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.

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

•
Revenue Recognition: Our revenue is derived from leasing the right to use our communications sites and the land on which the sites are located (the “lease component”) and from the reimbursement of costs incurred in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of our revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, we separately determine the stand-alone selling prices and pattern of revenue recognition for each performance obligation.

Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2019, 2018 and 2017 were $183.5 million, $87.6 million and $194.4 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.
We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 54% of our revenues derived from four tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.

•
Rent Expense and Lease Accounting: Many of the leases underlying our tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. In addition, certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. We calculate straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears to be reasonably assured.

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
The following table provides information as of December 31, 2019 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in millions, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 9 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$1,605.1	$1,434.4	$1,303.9	$3,002.0	$1,651.2	$10,511.9	$19,508.5	$20,284.9
Weighted-Average Interest Rate (a)	3.67%	3.47%	3.57%	3.20%	4.36%	3.37%
Variable Rate Debt (b)	$1,323.1	$12.2	$35.1	$720.8	$—	$2,600.0	$4,691.2	$4,691.3
Weighted-Average Interest Rate (b)(c)	3.45%	8.13%	7.04%	3.00%	—%	4.13%

Interest Rate Swaps
Hedged Variable-Rate Notional Amount	$9.2	$9.1	$—	$—	$—	$—	$18.3	$(0.1)	(d)
Fixed Rate Debt Rate (e)							9.37%
Hedged Fixed-Rate Notional Amount	$—	$—	$600.0	$500.0	$—	$—	$1,100.0	$1.6	(f)
Variable Rate Debt Rate (g)							2.85%
_______________

(a)
Fixed rate debt consisted of: Securities issued in the Trust Securitizations; Securities issued in the 2015 Securitization; the 2.800% senior notes due 2020; the 3.300% senior notes due 2021; the 3.450% senior notes due 2021; the 5.900% Notes; the 2.250% senior notes due 2022 (the “2.250% Notes”); the 4.70% senior notes due 2022; the 3.50% senior notes due 2023; the 3.000% senior notes due 2023 (the “3.000% Notes”); the 5.00% senior notes due 2024; the 3.375% senior notes due 2024; the 2.950% senior notes due 2025; the 1.375% senior notes due 2025; the 4.000% senior notes due 2025; the 4.400% senior notes due 2026; the 1.950% senior notes due 2026; the 3.375% senior notes due 2026; the 3.125% senior notes due 2027; the 2.750% senior notes due 2027; the 3.55% senior notes due 2027; the 3.600% senior notes due 2028; the 3.950% senior notes due 2029; the 3.800% senior notes due 2029; the 3.700% senior notes due 2049; the Kenya Debt; the U.S. Subsidiary Debt; and other debt including finance leases.

(b)
Variable rate debt consisted of: the 2019 364-Day Term Loan, which matured on February 13, 2020; the 2019 Multicurrency Credit Facility, which matures on June 28, 2023; the 2019 Credit Facility, which matures on January 31, 2025; the 2019 Term Loan, which matures on January 31, 2025; the South African credit facility, which amortizes through December 17, 2020; the Colombian credit facility, which amortizes through April 24, 2021; the Brazil credit facility, which matures on January 15, 2022; and the Eaton Towers Debt.

(c)	Based on rates effective as of December 31, 2019.

(d)	As of December 31, 2019, the interest rate swap agreement in Colombia was included in Other non-current liabilities on the consolidated balance sheet.

(e)
Represents the fixed rate of interest based on contractual notional amount as a percentage of the total notional amount. The interest rate consists of fixed interest of 5.37%, per the interest rate agreement, and a fixed margin of 4.00%, per the loan agreement for the Colombian credit facility.

(f)
As of December 31, 2019, the interest rate swap agreements in the U.S. included $9.0 million in Other non-current assets and $7.4 million in Other non-current liabilities on the consolidated balance sheet.

(g)	Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.
Interest Rate Risk
As of December 31, 2019, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $18.3 million, has an interest rate of 5.37% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million, an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2019 consisted of $700.0 million under the 2019 Multicurrency Credit Facility, $1.6 billion under the 2019 Credit Facility, $1.0 billion under the 2019 Term Loan, $1.0 billion under the 2019 364-Day Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $20.8 million under the South African credit facility, $6.1 million under the Colombian credit facility after giving effect to our interest rate swap agreements, $16.3 million under the Brazil credit facility and $329.8 million under the Eaton Towers Debt. A 10% increase in current interest rates would result in an additional $20.8 million of interest expense for the year ended December 31, 2019.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2019, 43% of our revenues and 51% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2019, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $105.4 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2019.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2019 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. As discussed in Item 1 of this Annual Report under the caption “Business” and in note 7 to our consolidated financial statements included in this Annual Report, we completed our acquisition of Eaton Towers on December 31, 2019. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at Eaton Towers, whose financial statements reflect total assets and revenues constituting 6% and 0%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2019.

In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting at Eaton Towers for the year ended December 31, 2019. We consider Eaton Towers material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Eaton Towers into our internal control structure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s adoption of FASB Accounting Standards Update 2016-02, Leases (Topic 842), on January 1, 2019.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Eaton Towers Holdings Limited (“Eaton Towers”), which was acquired on December 31, 2019, and whose financial statements constitute 6% of total assets and 0% of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Eaton Towers.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2020

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 18, 2020 are set forth below:

James D. Taiclet	59	Chairman, President and Chief Executive Officer
Thomas A. Bartlett	61	Executive Vice President and Chief Financial Officer
Edmund DiSanto	67	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Robert J. Meyer, Jr.	56	Senior Vice President and Chief Accounting Officer
Olivier Puech	52	Executive Vice President and President, Latin America and EMEA
Amit Sharma	69	Executive Vice President and President, Asia
Steven O. Vondran	49	Executive Vice President and President, U.S. Tower Division

James D. Taiclet is our Chairman, President and Chief Executive Officer. Mr. Taiclet was appointed President and Chief Operating Officer in September 2001, was named Chief Executive Officer in October 2003 and was selected as Chairman of the Board in February 2004. Prior to joining us, Mr. Taiclet served as President of Honeywell Aerospace Services, a unit of Honeywell International, and prior to that as Vice President, Engine Services at Pratt & Whitney, a unit of United Technologies Corporation. He was also previously a consultant at McKinsey & Company, specializing in telecommunications and aerospace strategy and operations. Mr. Taiclet began his career as a United States Air Force officer and pilot and served in the Gulf War. He holds a Master in Public Affairs degree from Princeton University, where he was awarded a Fellowship at the Woodrow Wilson School, and is a Distinguished Graduate of the United States Air Force Academy with majors in Engineering and International Relations. Mr. Taiclet is a member of the Council on Foreign Relations, the Business Roundtable, the Business Council and the Commercial Club of Boston. He is also a member of the Digital Communications Governors Community of the World Economic Forum (Davos). He also serves as a member of the Executive Board of The National Association of Real Estate Investment Trusts (Nareit), the Board of Trustees of Brigham and Women’s Health Care, Inc., the Advisory Council for the Princeton University Woodrow Wilson School of Public and International Affairs, Lockheed Martin’s Board of Directors, the US India Business Council Board and the U.S.-India Strategic Partnership Forum Board. In August 2015, Mr. Taiclet was appointed to the U.S.-India CEO Forum, and, in October 2018, he was appointed Co-Chair of the U.S.-India CEO Forum by the U.S. Department of Commerce.

Thomas A. Bartlett is our Executive Vice President and Chief Financial Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer. Mr. Bartlett served as our Treasurer from February 2012 to December 2013, and again from July 2017 to August 2018. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications, Inc. from November 2005 to March 2009. In this role, he was responsible for corporate-wide accounting, tax planning and compliance, SEC financial reporting, budget reporting and analysis and capital expenditures planning functions. Mr. Bartlett previously held the roles of Senior Vice President and Treasurer, as well as Senior Vice President Investor Relations. During his twenty-five year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as the President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia, and was also an area President in Verizon’s U.S. wireless business responsible for all operational aspects in both the Northeast and Mid-Atlantic states. Mr. Bartlett began his career at Deloitte, Haskins & Sells. Mr. Bartlett currently serves on the board of directors of Equinix, Inc. Mr. Bartlett earned an M.B.A. from Rutgers University, a Bachelor of Science in Engineering from Lehigh University and became a Certified Public Accountant.

Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Prior to joining us in April 2007, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies. From 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned a J.D. from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the board of directors of the Business Council for International Understanding. Mr. DiSanto also currently serves as a Strategic Officer at the World Economic Forum.

Robert J. Meyer, Jr. is our Senior Vice President and Chief Accounting Officer. Mr. Meyer joined us in August 2008 as our Senior Vice President, Finance and Corporate Controller and served in that role until January 2020 when he was appointed to his current position. Prior to joining us, Mr. Meyer was with Bright Horizons Family Solutions since 1998, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to that, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned a Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is a Certified Public Accountant.

Olivier Puech is our Executive Vice President and President, Latin America and EMEA. Mr. Puech joined us in 2013 as our Senior Vice President and CEO of Latin America and served in that role until October 2018 when he was appointed to his current position. Prior to joining us, Mr. Puech spent 25 years as a senior executive in the telecom and internet sectors of international organizations. Most recently, he was with Nokia where he held various leadership roles including Senior Vice President Americas, Senior Vice President Asia Pacific and Vice President Latin America. Before Nokia, Mr. Puech spent 12 years at Gemalto, where he last held the position of Vice President, Sales and Marketing with responsibility for South Europe, Eastern Europe and Latin America. Mr. Puech holds a bachelor’s degree in International Business Administration from Ecole Supérieure De Commerce in Marseille, in France. In June 2019, Mr. Puech was appointed by the U.S. Secretary of Commerce to serve on the President’s Advisory Counsel on Doing Business in Africa. He is fluent in English, French, Spanish, Italian and Portuguese.

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

Steven O. Vondran is our Executive Vice President and President, U.S. Tower Division. Mr. Vondran joined us in 2000 as a member of our legal team and served in a variety of positions until August 2004 when he was appointed Senior Vice President of our U.S. Leasing Operations, where he oversaw project management, operational finance and national sales teams. Mr. Vondran served as Senior Vice President, General Counsel for our U.S. Tower Division from July 2010 to August 2018, at which time he was appointed to his current position. Prior to joining American Tower, Mr. Vondran had been an associate at the law firm of Lewellen & Frazier LLP, served as telecommunications consultant with the firm of Young & Associates, LLC and as a Law Clerk to the Honorable John Stroud on the Arkansas Court of Appeals. In September 2018, Mr. Vondran was appointed director of CTIA - the Wireless Association, and served as chairperson of WIA - The Wireless Infrastructure Association, formerly known as PCIA, from October 2018 to March 2019. He received his J.D. with high honors from the University of Arkansas at Little Rock School of Law and is a graduate of Hendrix College.
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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	S-3ASR	333-166805	May 13, 2010	4.3

4.2	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated as of May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	8-K	001-14195	January 3, 2012	4.6

4.3	Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.70% Senior Notes due 2022	8-K	001-14195	March 12, 2012	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.4	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023	8-K	001-14195	January 8, 2013	4.1

4.5	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.6	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 5.00% Senior Notes due 2024	8-K	001-14195	August 19, 2013	4.1

4.7	Supplemental Indenture No. 2, dated as of August 7, 2014, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.450% Senior Notes due 2021	8-K	001-14195	August 7, 2014	4.1

4.8	Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 2.800% Senior Notes due 2020 and the 4.000% Senior Notes due 2025	8-K	001-14195	May 7, 2015	4.1

4.9	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.300% Senior Notes due 2021 and the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

4.10	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.11	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 2.250% Senior Notes due 2022 and the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.12	Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and between the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.375% Senior Notes due 2025	8-K	001-14195	April 6, 2017	4.1

4.13	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.14	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.000% Senior Notes due 2023 and the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.15	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.16	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2024 and the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.17	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.18	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.950% Senior Notes due 2025 and the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

4.19	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.20	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

4.21	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

4.22	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.23	Deposit Agreement, dated March 3, 2015, among the Company, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the depositary receipts evidencing the depositary shares, for the 5.50% Mandatory Convertible Preferred Stock, Series B	8-K	001-14195	March 3, 2015	4.1

4.24	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.25	Series 2015-1 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.3

4.26	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.4
4.27	Description of Registrant’s Securities	Filed herewith as Exhibit 4.27	—	—	—

10.1*	American Tower Systems Corporation 1997 Stock Option Plan, as amended	SC TO-I	005-55211	November 29, 2006	(d)(1)

10.2	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-K	001-14195	March 1, 2010	10.5

10.3*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.4*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.5*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.6

10.6*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (Non-U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.31

10.7*	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-U.S. Employee Director) (For grants made through March 9, 2016) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.8

10.8*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made through February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.9

10.9*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (U.S. Employee / Time) (Non-Employee Director) (For grants made March 10, 2016 - February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 9, 2016	10.1
10.10*	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-Employee Director) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.11*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.12*	Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) (CEO) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 9, 2016	10.2

10.13*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made before 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	July 31, 2018	10.1

10.14*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.14

10.15	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.16	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

10.17	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

10.18	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

10.19	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.20	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.21**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.22*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 4, 2019	Item 5.02(e)

10.23	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

10.24*	American Tower Corporation Severance Plan, as amended	10-K	001-14195	March 1, 2010	10.35

10.25*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10-K	001-14195	March 1, 2010	10.36

10.26*	Assignment Letter Agreement, dated February 1, 2018, by and between the Company and Amit Sharma	10-K	001-14195	February 27, 2019	10.31

10.27*	Employment Letter Agreement, dated February 1, 2018, by and between the Company and Amit Sharma	10-K	001-14195	February 27, 2019	10.32

10.28*	Letter Agreement, dated as of July 31, 2018, by and between the Company and Steven O. Vondran	Filed herewith as Exhibit 10.28	—	—	—
10.29
Ninth Amendment to Loan Agreement, dated as of December 20, 2019, providing for the Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 20, 2019, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, TD Securities (USA) LLC, Mizuho Bank, LTD., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and Royal Bank of Canada as Co-Documentation Agents, and the several other lenders that are parties thereto
		Filed herewith as Exhibit 10.29	—	—	—

10.30
Eighth Amendment to Term Loan Agreement, dated as of December 20, 2019, providing for the Amended and Restated Term Loan Agreement, dated as of December 20, 2019, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent; TD Securities (USA) LLC, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and Royal Bank of Canada as Co-Documentation Agents, Mizuho Bank, Ltd., TD Securities (USA) LLC, Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and RBC Capital Markets as Joint Lead Arrangers and Joint Bookrunners, and the several other lenders that are parties thereto
		Filed herewith as Exhibit 10.30	—	—	—

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.31
Seventh Amendment to Loan Agreement, dated as of December 20, 2019, providing for the Second Amended and Restated Revolving Credit Agreement, dated as of December 20, 2019, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, and Swingline Lender, TD Securities (USA) LLC, Mizuho Bank, Ltd., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and RBC Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and Royal Bank of Canada as Co-Documentation Agents, and the several other lenders that are parties thereto
		Filed herewith as Exhibit 10.31	—	—	—

10.32	Term Loan Agreement, dated February 13, 2020, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, PNC Bank, National Association, TD Securities (USA) LLC and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as Co-Syndication Agents and The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, PNC Capital Markets LLC, TD Securities (USA) LLC and BBVA Securities Inc., as Joint Lead Arrangers and Joint Bookrunners	Filed herewith as Exhibit 10.32	—	—	—

10.33	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc.	10-K	001-14195	February 24, 2015	10.45

10.34	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10-Q	001-14195	April 30, 2015	10.8

10.35	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10-Q	001-14195	April 30, 2015	10.9

10.36	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.10

10.37	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.11

10.38	Shareholders Agreement, dated as of October 21, 2015, by and amongst Viom Networks Limited, Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited, SBI Macquarie Infrastructure Trust and ATC Asia Pacific Pte. Ltd.	10-K	001-14195	February 26, 2016	10.53

10.39	Share Purchase Agreement, dated as of May 30, 2019, by and among the certain sellers listed therein, ATC Heston B.V. and American Tower International, Inc.	10-Q	001-14195	July 31, 2019	10.1

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
21	Subsidiaries of the Company	Filed herewith as Exhibit 21	—	—	—

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): 101.SCH—Inline XBRL Taxonomy Extension Schema Document 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document 101.DEF—Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101	—	—	—

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**
The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2020.

AMERICAN TOWER CORPORATION

By:	/S/ JAMES D. TAICLET
James D. Taiclet Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES D. TAICLET	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2020
James D. Taiclet

/S/ THOMAS A. BARTLETT	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2020
Thomas A. Bartlett

/S/ ROBERT J. MEYER, JR	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2020
Robert J. Meyer, Jr.

/S/ RAYMOND P. DOLAN	Director	February 25, 2020
Raymond P. Dolan

/S/ ROBERT D. HORMATS	Director	February 25, 2020
Robert D. Hormats

/S/ GUSTAVO LARA CANTU	Director	February 25, 2020
Gustavo Lara Cantu

/S/ GRACE D. LIEBLEIN	Director	February 25, 2020
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 25, 2020
Craig Macnab

/S/ JOANN A. REED	Director	February 25, 2020
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Director	February 25, 2020
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 25, 2020
David E. Sharbutt

/S/ BRUCE L. TANNER	Director	February 25, 2020
Bruce L. Tanner

/S/ SAMME L. THOMPSON	Director	February 25, 2020
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective January 1, 2019, the Company adopted the FASB’s new standard related to leases, Accounting Standard Update 2016-02, Leases (Topic 842), using the modified retrospective approach. The adoption of the new lease standard is also communicated as a critical audit matter below.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Leases - Refer to Notes 1 and 4 to the financial statements (also see change in accounting principle paragraph above)
Critical Audit Matter Description
The Company adopted the new lease standard on January 1, 2019 using the modified retrospective approach. The Company recognized and measured their operating leases within the scope of the standard through a cumulative-effect adjustment by recording an operating lease liability and a corresponding operating right-of-use asset on January 1, 2019. The initial operating lease liability recorded was determined based on the present value of the remaining lease payments for all the Company’s operating leases that are within the scope of the standard.

Management made significant estimates and assumptions in adopting the standard and was required to apply these estimates and assumptions to a high volume of leases globally. We identified the initial adoption of the standard as a critical audit matter given the complexity of applying the standard to numerous and differing lease provisions within the Company’s global lease portfolio. The related audit effort required a higher degree of auditor judgment and increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgments, including the selection of the incremental borrowing rate and the completeness and accuracy of the underlying data utilized within the new leasing module of the Company’s general ledger.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the adoption of the standard included the following:

•
We tested the effectiveness of the Company’s controls over the adoption of the standard, including controls over a) the selection of the most critical assumptions, including the incremental borrowing rate, b) the process in place to validate the accuracy and completeness of the existing lease population, and c) the development and oversight of the Company’s new leasing module.

•
We evaluated the reasonableness of the Company’s incremental borrowing rates by testing the source information underlying the determination of the incremental borrowing rates and testing the mathematical accuracy of the calculations.

•
We judgmentally selected a sample of communication site locations from the Company’s fixed asset sub-ledger and tested for proper inclusion or exclusion from the corresponding operating lease liability and right-of-use asset account balance.

•
We judgmentally selected a sample of leases from the Company’s new global leasing module taking into consideration location, size and complexities of agreements and performed the following procedures for each selection:

◦	Tested management’s identification of the significant terms and provisions of the lease agreements for completeness and accuracy.

◦
Assessed the terms in the lease agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of judgments and estimates, in the determination of the operating lease liability and right-of-use asset recorded.

◦	Developed an independent estimate of the operating lease liability and right-of-use asset and compared it to the amounts recorded.
Revenue - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s contracts with major customers are often governed by a master lease agreement that contains terms and provisions governing the customer’s right to use the Company’s telecommunications sites and the land on which the sites are located (the “lease component”) and the customer’s responsibility for reimbursement of various costs incurred by the Company in operating the telecommunications towers and supporting the customer’s equipment as well as other services and contractual rights (the “non-lease components”). The master lease agreements contain both lease and non-lease components, may contain unusual or non-standard terms, and often pertain to a large number of the Company’s telecommunications sites. In the current year a revised master lease agreement was entered into with an existing major customer.
Management of the Company exercised significant judgment in determining the appropriate revenue recognition for the revised master lease agreement, including the following:

•	Determination of the lease and non-lease components and whether they should be accounted for as a combined lease component or separately.

•	Determination of the stand-alone selling prices for each performance obligation in the master lease agreement if not accounted for with the lease component.

•
Determination of the fixed and variable consideration in the master lease agreement, the impact of cancellation and renewal provisions, the estimated term of each of the individual contracts impacted by the master lease agreement, and the pattern of recognition for each lease component or performance obligation.

We identified the revised master lease agreement with a major customer as a critical audit matter because the audit effort required to evaluate management’s judgments in determining the appropriate revenue recognition for the impact of a multi-faceted, complex master lease agreement entered into with a major tenant was extensive.
How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s master lease agreement with a major customer included the following:

•	We tested the effectiveness of internal controls related to the Company’s process for evaluating the proper accounting for the master lease agreement.

•	We evaluated the Company’s significant accounting policies related to the master lease agreement for reasonableness and compliance with the applicable accounting standards.

•	We judgmentally selected a sample of individual communication site locations governed by the master lease agreement and performed the following procedures for each selection:

◦	Obtained and evaluated the relevant site location source documents and other documents that were part of the overall master lease agreement.

◦
Tested management’s identification of the significant terms for completeness and accuracy, including the identification of the lease and non-lease components, cancellation and renewal provisions, estimated term and fixed and variable consideration.

◦
Assessed the terms and provisions in the master lease agreement and the site location source documents and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

•	We tested the mathematical accuracy of management’s determination of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2020

We have served as the Company's auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,501.2	$1,208.7
Restricted cash	76.8	96.2
Accounts receivable, net	462.2	459.0
Prepaid and other current assets	513.6	621.2
Total current assets	2,553.8	2,385.1
PROPERTY AND EQUIPMENT, net	12,084.4	11,247.1
GOODWILL	6,178.3	5,501.9
OTHER INTANGIBLE ASSETS, net	12,318.4	11,174.3
DEFERRED TAX ASSET	131.8	157.7
DEFERRED RENT ASSET	1,771.1	1,581.7
RIGHT-OF-USE ASSET	7,357.4	—
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	406.4	962.6
TOTAL	$42,801.6	$33,010.4
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$148.1	$130.8
Accrued expenses	958.2	948.3
Distributions payable	455.0	377.4
Accrued interest	209.4	174.5
Current portion of operating lease liability	494.5	—
Current portion of long-term obligations	2,928.2	2,754.8
Unearned revenue	294.3	304.1
Total current liabilities	5,487.7	4,689.9
LONG-TERM OBLIGATIONS	21,127.2	18,405.1
OPERATING LEASE LIABILITY	6,510.4	—
ASSET RETIREMENT OBLIGATIONS	1,384.1	1,210.0
DEFERRED TAX LIABILITY	768.3	535.9
OTHER NON-CURRENT LIABILITIES	937.0	1,265.1
Total liabilities	36,214.7	26,106.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	1,096.5	1,004.8
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 453,541 and 451,617 shares issued; and 442,890 and 441,060 shares outstanding, respectively	4.5	4.5
Additional paid-in capital	10,117.7	10,380.8
Distributions in excess of earnings	(1,016.8)	(1,199.5)
Accumulated other comprehensive loss	(2,823.6)	(2,642.9)
Treasury stock (10,651 and 10,557 shares at cost, respectively)	(1,226.4)	(1,206.8)
Total American Tower Corporation equity	5,055.4	5,336.1
Noncontrolling interests	435.0	563.5
Total equity	5,490.4	5,899.6
TOTAL	$42,801.6	$33,010.4
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES:
Property	$7,464.9	$7,314.7	$6,565.9
Services	115.4	125.4	98.0
Total operating revenues	7,580.3	7,440.1	6,663.9
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	2,173.7	2,128.7	2,022.0
Services	43.1	49.1	34.6
Depreciation, amortization and accretion	1,778.4	2,110.8	1,715.9
Selling, general, administrative and development expense	730.4	733.2	637.0
Other operating expenses	166.3	513.3	256.0
Total operating expenses	4,891.9	5,535.1	4,665.5
OPERATING INCOME	2,688.4	1,905.0	1,998.4
OTHER INCOME (EXPENSE):
Interest (expense) income, TV Azteca	—	(0.1)	10.8
Interest income	46.8	54.7	35.4
Interest expense	(814.2)	(825.5)	(749.6)
Loss on retirement of long-term obligations	(22.2)	(3.3)	(70.2)
Other income (including foreign currency gains (losses) of $6.1, ($4.5), and $26.4, respectively)	17.6	23.8	31.3
Total other expense	(772.0)	(750.4)	(742.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,916.4	1,154.6	1,256.1
Income tax benefit (provision)	0.2	110.1	(30.7)
NET INCOME	1,916.6	1,264.7	1,225.4
Net (income) loss attributable to noncontrolling interests	(28.8)	(28.3)	13.5
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	1,887.8	1,236.4	1,238.9
Dividends on preferred stock	—	(9.4)	(87.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$1,887.8	$1,227.0	$1,151.5
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$4.27	$2.79	$2.69
Diluted net income attributable to American Tower Corporation common stockholders	$4.24	$2.77	$2.67
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	442,319	439,606	428,181
DILUTED	445,520	442,960	431,688
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,916.6	$1,264.7	$1,225.4
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.1)	(0.1)	(0.4)
Reclassification of unrealized losses (gains) on cash flow hedges to net income, each net of tax expense of $0	0.2	0.3	(0.1)
Adjustment to redeemable noncontrolling interest	—	78.8	—
Purchase of noncontrolling interest	—	0.5	—
Foreign currency translation adjustments, net of tax expense (benefit) of $0.5, ($2.6), and $1.0, respectively	(157.9)	(869.3)	144.4
Other comprehensive (loss) income	(157.8)	(789.8)	143.9
Comprehensive income	1,758.8	474.9	1,369.3
Comprehensive loss (income) attributable to noncontrolling interests	3.8	96.9	(109.4)
Allocation of accumulated other comprehensive income resulting from purchase of noncontrolling interest and redeemable noncontrolling interest	(55.5)	—	—
Comprehensive income attributable to American Tower Corporation stockholders	$1,707.1	$571.8	$1,259.9
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series A		Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2017	6,000	$0.1	1,375	$0.0	429,913	$4.3	(2,810)	$(207.7)	$10,043.5	$(1,999.3)	$(1,077.0)	$212.3	$6,976.2
Stock-based compensation related activity	—	—	—	—	2,121	0.0	—	—	195.0	—	—	—	195.0
Issuance of common stock—stock purchase plan	—	—	—	—	93	0.0	—	—	9.0	—	—	—	9.0
Conversion of preferred stock	(6,000)	(0.1)	0	0.0	5,602	0.1	—	—	0.0	—	—	—	0.0
Treasury stock activity	—	—	—	—	—	—	(6,099)	(766.3)	—	—	—	—	(766.3)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	21.5	—	54.6	76.1
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	314.1	314.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(14.3)	(14.3)
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,128.6)	—	(1,128.6)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(91.4)	—	(91.4)
Net income	—	—	—	—	—	—	—	—	—	—	1,238.9	19.9	1,258.8
BALANCE, DECEMBER 31, 2017	—	$—	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	—	—	1,782	0.0	—	—	190.4	—	—	—	190.4
Issuance of common stock—stock purchase plan	—	—	—	—	86	0.0	—	—	10.2	—	—	—	10.2
Conversion of preferred stock	—	—	(1,375)	0.0	12,020	0.1	—	—	(0.1)	—	—	—	0.0
Treasury stock activity	—	—	—	—	—	—	(1,648)	(232.8)	—	—	—	—	(232.8)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(744.1)	—	(33.1)	(777.2)
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(15.0)	(15.0)
Purchase of noncontrolling interest		—	—	—	—	—	—	—	(16.5)	0.5		(4.5)	(20.5)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—	—	—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,397.3)	—	(1,397.3)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	—	—	1,236.4	29.5	1,265.9
BALANCE, DECEMBER 31, 2018	—	$—	—	$—	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	—	—	—	—	1,851	0.0	—	—	143.2	—	—	—	143.2
Issuance of common stock—stock purchase plan	—	—	—	—	73	0.0	—	—	11.3	—	—	—	11.3
Treasury stock activity	—	—	—	—	—	—	(94)	(19.6)	—	—	—	—	(19.6)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	(125.3)	—	(24.3)	(149.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(14.6)	(14.6)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(49.5)	(3.1)	—	(15.9)	(68.5)
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(420.5)	—	—	(102.5)	(523.0)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	52.4	(52.4)	—	—	0.0
Common stock distributions declared	—	—	—	—	—	—	—	—	—	—	(1,680.4)	—	(1,680.4)
Impact of lease accounting standard adoption	—	—	—	—	—	—	—	—	—	—	(24.7)	—	(24.7)
Net income	—	—	—	—	—	—	—	—	—	—	1,887.8	28.8	1,916.6
BALANCE, DECEMBER 31, 2019	—	$—	—	$—	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,916.6	$1,264.7	$1,225.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	1,778.4	2,110.8	1,715.9
Stock-based compensation expense	111.4	137.5	108.5
Loss (gain) on investments, unrealized foreign currency loss and other non-cash expense	46.2	47.3	(18.0)
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	140.0	479.6	242.4
Loss on early retirement of long-term obligations	22.2	3.3	70.2
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	25.9	22.1	20.0
Deferred income taxes	(55.1)	(303.0)	(86.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12.5	(32.1)	(191.1)
Prepaid and other assets	(67.6)	(101.7)	(179.9)
Deferred rent asset	(183.5)	(87.6)	(194.4)
Right-of-use asset and Operating lease liability, net	17.4	—	—
Accounts payable and accrued expenses	(46.8)	69.3	95.8
Accrued interest	32.4	8.4	9.2
Unearned revenue	2.5	85.8	59.3
Deferred rent liability	—	57.9	62.3
Other non-current liabilities	0.1	(14.0)	(13.4)
Cash provided by operating activities	3,752.6	3,748.3	2,925.6
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(991.3)	(913.2)	(803.6)
Payments for acquisitions, net of cash acquired	(2,959.6)	(1,881.4)	(2,007.0)
Proceeds from sales of short-term investments and other non-current assets	383.5	1,252.2	14.7
Payments for short-term investments	(355.9)	(1,154.3)	—
Deposits and other	(64.2)	(52.8)	(5.0)
Cash used for investing activities	(3,987.5)	(2,749.5)	(2,800.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	5,750.0	3,263.3	5,359.4
Proceeds from issuance of senior notes, net	4,876.7	584.9	2,674.0
Proceeds from term loan	1,300.0	1,500.0	—
Proceeds from issuance of securities in securitization transaction	—	500.0	—
Repayments of notes payable, credit facilities, term loan, senior notes, secured debt, finance leases and capital leases	(9,225.3)	(4,884.8)	(6,484.4)
(Distributions to) contributions from noncontrolling interest holders, net	(11.8)	(14.4)	264.3
Purchases of common stock	(19.6)	(232.8)	(766.3)
Proceeds from stock options and employee stock purchase plan	105.5	98.9	119.7
Distributions paid on common stock	(1,603.0)	(1,323.5)	(1,073.0)
Distributions paid on preferred stock	—	(18.9)	(91.4)
Payment for early retirement of long-term obligations	(21.0)	(3.3)	(75.3)
Deferred financing costs and other financing activities	(135.6)	(56.6)	(40.0)
Purchase of redeemable noncontrolling interest	(425.7)	—	—
Purchase of noncontrolling interest	(68.5)	(20.5)	—
Cash provided by (used for) financing activities	521.7	(607.7)	(113.0)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(13.7)	(41.1)	6.7
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	273.1	350.0	18.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,304.9	954.9	936.5
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,578.0	$1,304.9	$954.9
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
The use of TRSs enables the Company to continue to engage in certain businesses while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2019, the Company’s REIT-qualified businesses included its U.S. tower leasing business and a majority of its U.S. indoor DAS networks business and services segment, as well as most of its operations in Mexico, Germany, Costa Rica, Nigeria and France.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2019, the Company holds (i) a 51% controlling interest in each of two joint ventures, one in Ghana and one in Uganda (MTN Group Limited (“MTN”) holds a 49% noncontrolling interest), (ii) a 51% controlling interest in ATC Europe B.V. (“ATC Europe”), a joint venture that primarily consists of the Company’s operations in Germany and France, (PGGM holds a 49% noncontrolling interest) and (iii) a 79% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India (the remaining shareholders, as discussed in note 15, hold a 21% noncontrolling interest).
During the year ended December 31, 2019, the Company purchased the remaining 19% of noncontrolling interest in a subsidiary of the Company in South Africa from its local partner for $68.5 million, which resulted in an increase in the Company’s controlling interest from approximately 81% to 100%. The purchase is reflected in the consolidated statements of equity as a reduction of Additional Paid-in Capital of $49.5 million, an increase in Accumulated Other Comprehensive Loss of $3.1 million and a reduction in Noncontrolling Interests of $15.9 million.
During the year ended December 31, 2019, the Company entered into an agreement with MTN to acquire MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

$523.0 million. The transaction is expected to close in the first quarter of 2020, subject to regulatory approval and other closing conditions.
Change in Reportable Segments— During the fourth quarter of 2019, the Company’s Europe, Middle East and Africa (“EMEA”) property segment was divided into the Africa property segment and the Europe property segment. As a result, the Company has six reportable segments: U.S. property, Asia property, Africa property, Europe property, Latin America property and services, which are discussed further in note 21. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the change in reportable segments.
Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), asset retirement obligations, revenue recognition, rent expense and lease accounting, income taxes and accounting for business combinations and acquisitions of assets. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues and corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and 54% of its current-year revenues are derived from four tenants.
The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease in which revenue is recognized on a straight-line basis over the lease term.
The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of its borrowers and tenants. In recognizing tenant revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as collectibility is determined to be reasonably assured. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.
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

	Year Ended December 31,
	2019	2018	2017
Balance as of January 1,	$282.4	$131.0	$45.9
Current year increases	104.3	157.8	87.2
Write-offs, recoveries and other (1)	(223.4)	(6.4)	(2.1)
Balance as of December 31,	$163.3	$282.4	$131.0
_______________

(1)	In 2019, write-offs are primarily related to uncollectible amounts in India. In 2018 and 2017, recoveries include recognition of revenue resulting from collections of previously reserved amounts.
Functional Currency—The functional currency of each of the Company’s foreign operating subsidiaries is normally the respective local currency, except for Costa Rica and Argentina, where the functional currency is the U.S. Dollar. All foreign currency assets and liabilities held by the subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the end of the applicable fiscal reporting period and all foreign currency revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are reflected in equity as a component of Accumulated other comprehensive loss

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

(“AOCL”) in the consolidated balance sheets and included as a component of Comprehensive income in the consolidated statements of comprehensive income.
Gains and losses on foreign currency transactions are reflected in Other expense in the consolidated statements of operations. However, the effect from fluctuations in foreign currency exchange rates on intercompany debt for which repayment is not anticipated in the foreseeable future is reflected in AOCL in the consolidated balance sheets and included as a component of Comprehensive income.
The Company recorded the following net foreign currency losses:

	Year Ended December 31,
	2019	2018	2017
Foreign currency losses recorded in AOCL	$45.8	$385.8	$51.6
Foreign currency (gains) losses recorded in Other expense	(6.1)	4.5	(26.4)
Total foreign currency losses	$39.7	$390.3	$25.2
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. The Company maintains its deposits at high-quality financial institutions and monitors the credit ratings of those institutions.
Restricted Cash—Restricted cash includes cash pledged as collateral to secure obligations and all cash whose use is otherwise limited by contractual provisions.
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$1,501.2	$1,208.7	$802.1
Restricted cash	76.8	96.2	152.8
Total cash, cash equivalents and restricted cash	$1,578.0	$1,304.9	$954.9
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor, capitalized interest and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor and related costs capitalized for the years ended December 31, 2019, 2018 and 2017 were $48.3 million, $55.0 million and $50.9 million, respectively. Capitalized interest costs were not material for the years ended December 31, 2019, 2018 and 2017.
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
Towers or assets acquired through finance leases are recorded net at the present value of future minimum lease payments or the fair value of the leased asset at the inception of the lease. Property and equipment and assets held under finance leases are amortized over the shorter of the applicable lease term or the estimated useful life of the respective assets for periods generally not exceeding twenty years.
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
During the years ended December 31, 2019, 2018 and 2017, no potential impairment was identified under the first step of the test, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges, which are discussed in note 17, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
The Company classifies uncertain tax positions as income tax liabilities in Other non-current liabilities in the consolidated balance sheet, unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Interest income in the consolidated statements of operations.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The AOCL balance included accumulated foreign currency translation losses of $2.8 billion, $2.6 billion and $2.0 billion as of December 31, 2019, 2018 and 2017, respectively.
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
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites and the land on which the sites are located (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to DAS networks and fiber and other related assets results from agreements with tenants that are not leases.
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2019, 2018 and 2017 were $183.5 million, $87.6 million and $194.4 million, respectively.
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
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 21. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2019	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$255.7	$8.8	$4.0	$5.1	$138.2	$411.8
Services revenue	115.4	—	—	—	—	115.4
Total non-lease revenue	$371.1	$8.8	$4.0	$5.1	$138.2	$527.2
Property lease revenue	3,933.0	1,208.2	579.9	129.5	1,202.5	7,053.1
Total revenue	$4,304.1	$1,217.0	$583.9	$134.6	$1,340.7	$7,580.3

Year Ended December 31, 2018 (1)	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$255.5	$7.0	$1.1	$0.2	$102.1	$365.9
Services revenue	125.4	—	—	—	—	125.4
Total non-lease revenue	$380.9	$7.0	$1.1	$0.2	$102.1	$491.3
Property lease revenue	3,566.6	1,533.5	544.4	141.6	1,162.7	6,948.8
Total revenue	$3,947.5	$1,540.5	$545.5	$141.8	$1,264.8	$7,440.1
_______________
(1)     Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.
Information about receivables, contract assets and contract liabilities from contracts with tenants is as follows:

	December 31, 2019	December 31, 2018 (1)
Accounts receivable	$80.5	$92.6
Prepaids and other current assets	8.3	7.7
Notes receivable and other non-current assets	21.3	22.2
Unearned revenue (2)	35.0	35.0
Other non-current liabilities (3)	79.0	54.1
_______________
(1)     Prior-period amounts adjusted with the adoption of the new lease accounting guidance, as applicable.
(2)     Excludes $56.7 million and $55.0 million of capital contributions related to DAS networks as of December 31, 2019 and 2018, respectively.
(3)     Excludes $300.2 million and $313.6 million of capital contributions related to DAS networks as of December 31, 2019 and 2018, respectively.
The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities. During the year ended December 31, 2019, the Company recognized $62.2 million of revenue that was included in the Unearned revenue balance as of December 31, 2018. During the year ended December 31, 2018, the Company recognized $44.4 million of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

revenue that was included in the Unearned revenue balance as of January 1, 2018. The Company also recognized revenues of $59.2 million and $55.4 million during the years ended December 31, 2019 and December 31, 2018, respectively, for capital contributions related to DAS networks. There was $0.4 million of revenue recognized from Other non-current liabilities during each of the years ended December 31, 2019 and 2018.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company did not record any change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2019 and 2018. The change in contract assets attributable to revenue recognized during the years ended December 31, 2019 and 2018 was $3.1 million and $1.5 million, respectively.
The Company does not disclose the value of unsatisfied performance obligations for agreements (i) with an original expected length of one year or less or (ii) for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Rent Expense and Lease Accounting—Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. In addition, certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. The Company calculates straight-line ground rent expense for these leases based on the fixed non-cancellable term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears to be reasonably assured.
Effective January 1, 2019, the Company adopted the new lease standard using the modified retrospective method applied to lease arrangements that were in place on the transition date. The new lease accounting guidance required the Company to recognize a right-of-use lease asset and lease liability for operating and finance leases. The right-of-use asset is measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts.
The calculation of the lease liability requires the Company to make certain assumptions for each lease, including lease term and discount rate implicit in each lease, which could significantly impact the gross lease obligation, the duration and the present value of the lease liability. When calculating the lease term, the Company considers the renewal, cancellation and termination rights available to the Company and the lessor. The Company determines the discount rate by calculating the incremental borrowing rate on a collateralized basis at the commencement of a lease or upon a change in the lease term.
Total property straight-line ground rent expense for the years ended December 31, 2019, 2018 and 2017 was $44.4 million, $57.9 million and $62.3 million, respectively.
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
Stock-Based Compensation—Stock-based compensation expense is measured at the accounting measurement date based on the fair value of the award and is generally recognized as an expense over the service period, which typically represents the vesting period. The Company provides for accelerated vesting and extended exercise periods of stock options and restricted stock units upon an employee’s death or permanent disability, or upon an employee’s qualified retirement, provided certain eligibility criteria are met. Accordingly, the Company recognizes compensation expense for stock options and time-based restricted stock units (“RSUs”) over the shorter of (i) the four-year vesting period or (ii) the period from the date of grant to the date the employee becomes eligible for such benefits due to death, disability or qualified retirement, which may occur upon grant. The expense recognized includes the impact of forfeitures as they occur.
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
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2019, the Company has withheld from issuance an aggregate of 2.1 million shares, including 0.4 million shares related to the vesting of restricted stock units during the year ended December 31, 2019.
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
Earnings Per Common Share—Basic and Diluted—Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including (A) shares issuable upon (i) the vesting of RSUs, (ii) exercise of stock options, and (iii) conversion of the Company’s mandatory convertible preferred stock and (B) shares expected to be earned upon the achievement of the parameters established for PSUs, each to the extent not anti-dilutive. Dilutive common share equivalents also include the dilutive impact of the shares issuable in the ALLTEL transaction, which is described in note 19, through August 30, 2019. The Company uses the treasury stock method to calculate the effect of its outstanding RSUs, PSUs and stock options and used the if-converted method to calculate the effect of its outstanding mandatory convertible preferred stock.
Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the years ended December 31, 2019, 2018 and 2017, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $11.8 million, $11.2 million and $11.0 million to the plan, respectively.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Unbilled receivables	$142.3	$126.1
Prepaid income tax	185.8	125.1
Value added tax and other consumption tax receivables	71.3	86.3
Prepaid assets	56.8	40.5
Prepaid operating ground leases	—	165.0
Other miscellaneous current assets	57.4	78.2
Prepaid and other current assets	$513.6	$621.2

The reduction in Prepaid operating ground leases is a result of the reclassification of assets to the Right-of-use asset in connection with the Company’s adoption of the new lease accounting standard.
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		December 31, 2019	December 31, 2018
Towers	Up to 20	$13,930.7	$12,777.9
Equipment (2)	2 - 20	1,897.3	1,667.3
Buildings and improvements	3 - 32	638.9	628.5
Land and improvements (3)	Up to 20	2,486.1	2,285.4
Construction-in-progress		372.6	358.1
Total		19,325.6	17,717.2
Less accumulated depreciation		(7,241.2)	(6,470.1)
Property and equipment, net		$12,084.4	$11,247.1
_______________

(1)
Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.

(2)	Includes fiber and DAS assets.

(3)	Estimated useful lives apply to improvements only.

Total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $905.5 million, $883.1 million and $835.5 million, respectively. Depreciation expense includes amounts related to finance lease assets for the year ended December 31, 2019 of $168.1 million.

As of December 31, 2018, property and equipment included $4,369.5 million and $1,016.2 million of capital lease assets with related equipment and improvements and accumulated depreciation, respectively. As of December 31, 2018, capital lease assets were primarily classified as towers and land and improvements.

As of December 31, 2019, property and equipment included $3,059.7 million and $1,140.4 million of finance lease assets and accumulated depreciation, respectively. Information about finance lease-related balances is as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

		As of
Finance leases:	Classification	December 31, 2019
Property and equipment	Towers	$2,695.9
Accumulated depreciation		(1,062.0)
Property and equipment, net		$1,633.9

Property and equipment	Buildings and improvements	$167.0
Accumulated depreciation		(65.3)
Property and equipment, net		$101.7

Property and equipment	Land	$150.9

Property and equipment	Equipment	$45.9
Accumulated depreciation		(13.1)
Property and equipment, net		$32.8

As of December 31, 2019, the Company had $1,575.2 million of perpetual land easements which are not depreciable.

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
As of December 31, 2019, the Company does not have any material related party leases as a lessor. The Company generally does not enter into sales-type leases or direct financing leases. The Company’s leases generally do not include any incentives for the lessee and do not include any lessee purchase options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2019, were as follows:

Year Ended December 31,	Amount (1)
2020	$5,829.1
2021	5,711.1
2022	5,136.5
2023	4,985.0
2024	4,802.7
Thereafter	20,410.3
Total	$46,874.7
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

During the year ended December 31, 2019, the Company entered into a new master lease agreement with one of its tenants in the U.S., AT&T Inc. (“AT&T”), which resulted in $13.7 billion in future minimum rental receipts expected under non-cancellable operating lease agreements.

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

Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. The Company typically exercises its ground lease renewal options in order to provide ongoing tenant space on its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the U.S., in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 19.
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
As of the adoption date and new lease inception, the Company’s right-of-use asset is equal to its lease liability, plus payments made prior to the commencement date and initial direct costs, net of any impairment losses, lease incentives, fair value adjustments on acquired leases and deferred rent amount recorded under the prior lease accounting guidance. The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the year ended December 31, 2019, the Company recorded $9.9 million of impairment expense related to these assets.
As of December 31, 2019, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of December 31, 2019, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.
Information about other lease-related balances as of December 31, 2019 is as follows:

Operating leases:
Right-of-use asset	$7,357.4

Current portion of lease liability	$494.5
Lease liability	6,510.4
Total operating lease liability	$7,004.9

Finance leases:
Current portion of lease liability	$6.7
Lease liability	24.0
Total finance lease liability	$30.7

As most of the Company’s leases do not specifically state an implicit rate, the Company uses a market-specific incremental borrowing rate consistent with the lease term as of the lease commencement date when calculating the present value of remaining lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain of being exercised taking into consideration the economic and other factors noted above.
The weighted-average remaining lease terms and incremental borrowing rates as of December 31, 2019 are as follows:

Operating leases:
Weighted-average remaining lease term (years)	13.1
Weighted-average incremental borrowing rate	6.1%

Finance leases:
Weighted-average remaining lease term (years)	15.0
Weighted-average incremental borrowing rate	6.2%

The following table sets forth the components of lease cost for the year ended December 31, 2019:

Year ended December 31, 2019
Operating lease cost	$1,013.1
Variable lease costs not included in lease liability (1)	261.7
_______________
(1)    Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The interest expense on finance lease liabilities was $1.7 million for the year ended December 31, 2019. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.

Supplemental cash flow information for the year ended December 31, 2019 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,012.2)
Operating cash flows from finance leases	$(1.7)
Financing cash flows from finance leases	$(18.0)

Non-cash items:
New operating leases (1)	$409.5
Operating lease modifications and reassessments (2)	$334.1

_______________

(1)	Amount includes new operating leases and leases acquired in connection with acquisitions.

(2)	Includes a $60.6 million reduction of the operating lease liability.
As of December 31, 2019, the Company does not have material operating or financing leases that have not yet commenced.

Maturities of operating and finance lease liabilities as of December 31, 2019 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
2020	$904.3	$8.0
2021	878.3	5.3
2022	845.5	4.3
2023	810.3	3.0
2024	766.4	2.1
Thereafter	6,140.1	45.4
Total lease payments	10,344.9	68.1
Less amounts representing interest	(3,340.0)	(37.4)
Total lease liability	7,004.9	30.7
Less current portion of lease liability	494.5	6.7
Non-current lease liability	$6,510.4	$24.0
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018 were as follows:

Year Ended December 31,	Amount (1)
2019	$926.0
2020	904.2
2021	879.8
2022	834.2
2023	792.6
Thereafter	6,173.1
Total	$10,509.9
_______________

(1)	Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S.	Asia	Africa	Europe	Latin America
Balance as of December 31, 2017	$3,379.2	$1,095.0	$130.6	$274.3	$757.3	$2.0	$5,638.4
Additions and adjustments (1)	3.3	44.5	—	—	0.4	—	48.2
Effect of foreign currency translation	—	(94.0)	(11.3)	(12.3)	(67.1)	—	(184.7)
Balance as of December 31, 2018	$3,382.5	$1,045.5	$119.3	$262.0	$690.6	$2.0	$5,501.9
Additions and adjustments (2)	32.8	—	670.0	—	—	—	702.8
Effect of foreign currency translation	—	(23.7)	0.9	(5.8)	2.2	—	(26.4)
Balance as of December 31, 2019	$3,415.3	$1,021.8	$790.2	$256.2	$692.8	$2.0	$6,178.3

_______________

(1)	Additions consist of $47.8 million resulting from 2018 acquisitions and $0.4 million from revisions to prior-year acquisitions due to measurement period adjustments.

(2)	Additions consist of $704.3 million resulting from 2019 acquisitions offset by $1.5 million from revisions to prior-year acquisitions due to measurement period adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2019			As of December 31, 2018
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,150.8	$(1,920.4)	$3,230.4	$4,780.3	$(1,704.9)	$3,075.4
Acquired tenant-related intangibles	Up to 20	12,674.1	(3,674.6)	8,999.5	11,156.5	(3,147.2)	8,009.3
Acquired licenses and other intangibles	3-20	106.7	(18.2)	88.5	104.1	(14.5)	89.6
Total other intangible assets		$17,931.6	$(5,613.2)	$12,318.4	$16,040.9	$(4,866.6)	$11,174.3
_______________

(1)
Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value or up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.

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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of December 31, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017 was $791.3 million, $1,144.1 million and $785.9 million, respectively. Amortization expense decreased for the year ended December 31, 2019 because in 2018, the Company entered into agreements with one of its tenants in India, Tata Teleservices Limited (“Tata Teleservices”) and related entities (collectively, “Tata”), for a settlement and release of certain contractual lease obligations of Tata Teleservices. As a result, the Company recorded $327.5 million of accelerated amortization related to the Tata tenant relationship in 2018, which was subsequently retired.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2020	$885.7
2021	860.1
2022	856.0
2023	852.4
2024	838.1

6.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Long-term prepaid ground rent	$—	$607.5
Notes receivable	1.1	1.0
Other miscellaneous assets	405.3	354.1
Notes receivable and other non-current assets	$406.4	$962.6

The reduction in Long-term prepaid ground rent is a result of the reclassification of assets to the Right-of-use asset in connection with the Company’s adoption of the new lease accounting standard.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

7.    ACQUISITIONS
The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets or rights acquired and liabilities assumed, with no recognition of goodwill. For those transactions treated as business combinations, the estimates of the fair value of the assets or rights acquired and liabilities assumed at the date of the applicable acquisition are subject to adjustment during the measurement period (up to one year from the particular acquisition date). The primary areas of the accounting for the acquisitions that are not yet finalized relate to the fair value of certain tangible and intangible assets acquired and liabilities assumed, including tax positions, which may include contingent consideration, residual goodwill and any related tax impact.
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2019 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the years ended December 31, 2019, 2018 and 2017, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2019	2018	2017
Acquisition and merger related expenses	$26.9	$14.1	$16.3
Integration costs	$9.8	$16.1	$11.5

The Company also received $13.1 million related to pre-acquisition contingencies and settlements during the year ended December 31, 2019.
2019 Transactions
The estimated aggregate impact of the acquisitions completed in 2019 on the Company’s revenues and gross margin for the year ended December 31, 2019 was approximately $17.6 million and $12.7 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Acquisitions completed in 2019 were included in the Company’s U.S, Africa and Latin America property segments.
Eaton Towers Acquisition—On December 31, 2019, the Company acquired 100% of the outstanding shares of Eaton Towers Holdings Limited (“Eaton Towers”), which owns and operates approximately 5,800 communications sites across five African

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

markets (the “Eaton Towers Acquisition”). The total consideration for the Eaton Towers Acquisition, including the Company’s assumption of Eaton Towers’ existing debt, was approximately $2.0 billion. The purchase price reflects a $9.7 million receivable from the seller for reimbursement of taxes. The Eaton Towers Acquisition was accounted for as a business combination and is subject to post-closing adjustments.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (“Entel”) for total consideration of approximately $0.8 billion (as of the date of signing). On December 26, 2019, the Company completed the acquisition of approximately 2,400 communications sites for an aggregate total purchase price of $672.8 million including value-added tax (as of the date of acquisition) (the “Entel Acquisition”). The Entel Acquisition was accounted for as an asset acquisition. The remaining communications sites are expected to close in tranches beginning in the first quarter of 2020, subject to certain closing conditions.
U.S. Acquisition—On August 30, 2019, the Company acquired approximately 400 towers and other related property interests in the United States for an aggregate total purchase price of $484.2 million. This acquisition was accounted for as an asset acquisition.
Other Acquisitions—During the year ended December 31, 2019, the Company acquired a total of 676 communications sites in the United States, Colombia, Mexico, Paraguay and Peru, as well as other communications infrastructure assets, for an aggregate purchase price of $201.8 million. The majority of these acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2019 acquisitions based upon their estimated fair value at the date of acquisition:

	Africa	Latin America	U.S.
	Eaton Towers Acquisition	Entel Acquisition	U.S. Acquisition	Other (1)
Current assets	$150.4	$0.4	$4.0	$9.3
Property and equipment	304.7	281.0	97.8	66.5
Intangible assets (2):
Tenant-related intangible assets	1,007.6	228.9	271.9	65.5
Network location intangible assets	272.2	70.9	111.2	32.0
Other intangible assets	—	—	—	0.8
Other non-current assets	99.5	191.7	55.5	7.8
Current liabilities	(82.0)	(20.7)	(3.1)	(1.1)
Deferred tax liability	(319.3)	—		—
Other non-current liabilities	(138.3)	(79.4)	(53.1)	(13.3)
Net assets acquired	1,294.8	672.8	484.2	167.5
Goodwill (3)	670.0	—	—	34.3
Fair value of net assets acquired	1,964.8	672.8	484.2	201.8
Debt assumed	(329.8)	—	—	—
Purchase price	$1,635.0	$672.8	$484.2	$201.8
_______________

(1)	Includes 132 sites in Peru held pursuant to long-term finance leases.

(2)	Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.

(3)	The Company expects goodwill to be partially deductible for tax purposes.
Other Signed Acquisitions
Orange—On November 28, 2019, ATC France, a majority-owned subsidiary of the Company, entered into definitive agreements with Orange S.A. for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years. This transaction is expected to close in multiple tranches beginning in the first half of 2020 for total consideration in the range of approximately 500.0 million Euros (“EUR”) to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2018 Transactions
During the year ended December 31, 2019, the allocation of the final purchase price for the acquisition of Idea Cellular Infrastructure Services Limited was finalized with no material post-closing adjustments. During the year ended December 31, 2019, there were no material post-closing adjustments that impacted other 2018 acquisitions.
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

	Year Ended December 31,
	2019	2018
Pro forma revenues	$7,904.2	$7,936.0
Pro forma net income attributable to American Tower Corporation common stockholders	$1,844.9	$1,122.6
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$4.17	$2.55
Diluted net income attributable to American Tower Corporation common stockholders	$4.14	$2.53

8.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Accrued property and real estate taxes	$198.1	$169.7
Accrued pass-through costs	74.2	71.2
Amounts payable to tenants	77.9	93.5
Accrued rent	75.6	61.4
Payroll and related withholdings	102.4	90.4
Accrued construction costs	27.8	41.5
Accrued income tax payable	55.2	57.9
Other accrued expenses	347.0	362.7
Accrued expenses	$958.2	$948.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

9.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	December 31, 2019	December 31, 2018	Contractual Interest Rate (1)	Maturity Date (1)
2018 Term Loan (2) (3)	$—	$1,499.8	N/A	N/A
2019 364-Day Term Loan (2) (4)	999.9	—	2.600%	February 13, 2020
2019 Multicurrency Credit Facility (2)	700.0	1,875.0	2.865%	June 28, 2023
2019 Term Loan (2)	995.2	994.8	2.925%	January 31, 2025
2019 Credit Facility (2)	1,600.0	—	4.875%	January 31, 2025
3.40% senior notes (5)	—	1,000.0	N/A	N/A
2.800% senior notes	749.4	747.8	2.800%	June 1, 2020
5.050% senior notes (6)	—	698.7	N/A	N/A
3.300% senior notes	748.5	747.2	3.300%	February 15, 2021
3.450% senior notes	647.7	646.3	3.450%	September 15, 2021
5.900% senior notes (7)	498.9	498.4	5.900%	November 1, 2021
2.250% senior notes	592.1	572.7	2.250%	January 15, 2022
4.70% senior notes	698.2	697.4	4.700%	March 15, 2022
3.50% senior notes	994.3	992.6	3.500%	January 31, 2023
3.000% senior notes	704.9	687.5	3.000%	June 15, 2023
5.00% senior notes	1,001.7	1,002.1	5.000%	February 15, 2024
3.375% senior notes	644.4	—	3.375%	May 15, 2024
2.950% senior notes	641.3	—	2.950%	January 15, 2025
1.375% senior notes	553.0	564.0	1.375%	April 4, 2025
4.000% senior notes	743.2	742.1	4.000%	June 1, 2025
4.400% senior notes	496.6	496.1	4.400%	February 15, 2026
1.950% senior notes	554.4	566.0	1.950%	May 22, 2026
3.375% senior notes	987.9	986.3	3.375%	October 15, 2026
3.125% senior notes	397.6	397.3	3.125%	January 15, 2027
2.750% senior notes	743.5	—	2.750%	January 15, 2027
3.55% senior notes	744.1	743.5	3.550%	July 15, 2027
3.600% senior notes	692.6	691.9	3.600%	January 15, 2028
3.950% senior notes	589.6	—	3.950%	March 15, 2029
3.800% senior notes	1,631.7	—	3.800%	August 15, 2029
3.700% senior notes	591.8	—	3.700%	October 15, 2049
Total American Tower Corporation debt	20,942.5	17,847.5

Series 2013-2A Securities (8)	1,295.0	1,293.4	3.070%	March 15, 2023
Series 2018-1A Securities (8)	493.8	493.5	3.652%	March 15, 2028
Series 2015-1 Notes (9)	349.6	348.8	2.350%	June 15, 2020
Series 2015-2 Notes (10)	521.4	520.8	3.482%	June 16, 2025
India indebtedness (11)	—	240.1	Various	Various
India preference shares (12)	—	23.9	N/A	N/A
Shareholder loan (13)	—	59.9	N/A	N/A
Other subsidiary debt (14)	422.4	152.5	Various	Various
Total American Tower subsidiary debt	3,082.2	3,132.9
Finance and capital lease obligations	30.7	179.5
Total	24,055.4	21,159.9
Less current portion long-term obligations	(2,928.2)	(2,754.8)
Long-term obligations	$21,127.2	$18,405.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

_______________

(1)	Represents the interest rate or maturity date as of December 31, 2019; interest rate does not reflect the impact of the interest rate swap agreements.

(2)	Accrues interest at a variable rate. Interest rates on outstanding balances are calculated using a weighted average.

(3)	Repaid in full on February 14, 2019 using proceeds from the 2019 364-Day Term Loan (as defined below) and cash on hand.

(4)
Repaid in full on the maturity date in February 2020 using proceeds from the 2020 Term Loan (as defined in note 24), borrowings from the 2019 Credit Facility and cash on hand. For more information, see note 24.

(5)	Repaid in full on the maturity date in February 2019 with borrowings from the 2019 Multicurrency Credit Facility and the 2019 Credit Facility (each as defined below).

(6)	Repaid in full on April 22, 2019 with borrowings from the 2019 Credit Facility and cash on hand.

(7)	Repaid in full on January 15, 2020 with borrowings from the 2019 Credit Facility and cash on hand. For more information, see note 24.

(8)	Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

(9)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2045.

(10)	Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.

(11)
Denominated in Indian Rupees (“INR”). Included India working capital facilities, remaining debt assumed by the Company in connection with the Viom Acquisition (as defined in note 15) and debt that had been entered into by ATC TIPL. During the year ended December 31, 2019, the Company repaid all remaining debt assumed in connection with the Viom Acquisition and debt entered into by ATC TIPL.

(12)	Mandatorily redeemable preference shares (the “Preference Shares”) denominated in INR and classified as debt. The Preference Shares were redeemed on March 2, 2019.

(13)
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

(14)
Includes the Brazil Credit Facility (as defined below), which is denominated in Brazilian Real (“BRL”) and has an original amortization through January 15, 2022, the South African Credit Facility (as defined below), which is denominated in South African Rand (“ZAR”) and amortizes through December 17, 2020, the Colombian Credit Facility (as defined below), which is denominated in Colombian Peso (“COP”) and amortizes through April 24, 2021, the Kenya Debt (as defined below), which is denominated in U.S. Dollar (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, the U.S. Subsidiary Debt (as defined below) and the Eaton Towers Debt (as defined below), which is denominated in multiple currencies, including USD, EUR, Kenyan Shilling (“KES”), and West African CFA Franc (“XOF”), and amortizes over various terms. Subsequent to December 31, 2019, the Company repaid all of the outstanding Eaton Towers USD denominated and KES denominated debt.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $1.0 billion under its unsecured term loan entered into on February 14, 2019 (the “2019 364-Day Term Loan”), which the Company repaid on February 13, 2020, (ii) $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020, (iii) $500.0 million aggregate principal amount of 5.900% senior unsecured notes due 2021, which the Company repaid on January 15, 2020 and (iv) $350.0 million aggregate principal amount of the American Tower Secured Revenue Notes, Series 2015-1, Class A, issued by GTP Acquisition Partners I, LLC in a private securitization transaction in May 2015, with anticipated repayment date in 2020.
American Tower Corporation Debt
Bank Facilities
In December 2019, the Company entered into amendments and restatements of (A) its multicurrency senior unsecured revolving credit facility entered into in June 2013, as amended (as amended and restated, the “2019 Multicurrency Credit Facility”), (B) its senior unsecured revolving credit facility entered into in January 2012, as amended and restated in September 2014, as further amended (as amended and restated, the “2019 Credit Facility”) and (C) its unsecured term loan entered into in October 2013, as amended (as amended and restated, the “2019 Term Loan”), to, among other things, (i) extend the maturity dates by one year to June 28, 2023, January 31, 2025 and January 31, 2025, respectively, (ii) increase the commitments under each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility to $3.0 billion and $2.25 billion, respectively, (iii) increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility) to $5.0 billion and $3.75 billion under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, respectively, (iv) increase the maximum Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreement for the 2019 Term Loan) to $2.25 billion under the 2019 Term Loan and (v) remove the Interest Coverage Ratio financial covenant as defined in each of the loan agreements.
2019 Multicurrency Credit Facility—The Company has the ability to borrow up to $3.0 billion under the 2019 Multicurrency Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2019, the Company borrowed an aggregate of $2.5 billion and repaid an aggregate of $3.7 billion of revolving indebtedness under the 2019 Multicurrency Credit Facility. The Company primarily used the borrowings to fund acquisitions, including the Entel Acquisition, to purchase redeemable noncontrolling interests, to repay existing indebtedness and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2019 Credit Facility—The Company has the ability to borrow up to $2.25 billion under the 2019 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2019, the Company borrowed an aggregate of $3.2 billion and repaid an aggregate of $1.6 billion of revolving indebtedness under the 2019 Credit Facility. The Company used the borrowings to fund acquisitions, including the Eaton Towers Acquisition, to repay existing indebtedness and for general corporate purposes.
2019 364-Day Term Loan—On February 14, 2019, the Company entered into the 2019 364-Day Term Loan, the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under the unsecured term loan entered into on March 29, 2018. The 2019 364-Day Term Loan matures on February 13, 2020. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.
The 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2019 364-Day Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2019 364-Day Term Loan. The interest rates on the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, and the 2019 Term Loan range between 0.875% to 1.750% above LIBOR for LIBOR based borrowings or up to 0.750% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. The interest rate on the 2019 364-Day Term Loan ranges between 0.550% to 1.375% above LIBOR for LIBOR based borrowings or up to 0.375% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.
As of December 31, 2019, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2019 364-Day Term Loan were as follows:

	Outstanding Principal Balance		Undrawn letters of credit	Maturity Date		Current margin over LIBOR	Current commitment fee (1)
2019 Multicurrency Credit Facility	$700.0		$3.8	June 28, 2023	(3)	1.125%	0.110%
2019 Credit Facility	$1,600.0		$6.1	January 31, 2025	(3)	1.125%	0.110%
2019 Term Loan	$1,000.0	(2)	N/A	January 31, 2025		1.125%	N/A
2019 364-Day Term Loan	$1,000.0	(2)	N/A	February 13, 2020		0.800%	N/A
_______________
(1)    Fee on undrawn portion of each credit facility.
(2)    Borrowed at LIBOR
(3)    Subject to two optional renewal periods.
The loan agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2019 364-Day Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
Senior Notes
Repayments of Senior Notes
Repayment of 3.40% Senior Notes—On the February 15, 2019 maturity date, the Company repaid $1.0 billion aggregate principal amount of 3.40% senior unsecured notes due 2019 (the “3.40% Notes”). The 3.40% Notes were repaid with borrowings from the Company’s 2019 Multicurrency Credit Facility and the 2019 Credit Facility. Upon completion of the repayment, none of the 3.40% Notes remained outstanding.
Repayment of 5.050% Senior Notes—On April 22, 2019, the Company redeemed all of the $700.0 million aggregate principal amount of 5.050% senior unsecured notes due 2020 (the “5.050% Notes”) at a price equal to 103.0050% of the principal amount, plus accrued and unpaid interest up to, but excluding April 22, 2019, for an aggregate redemption price of $726.0 million, including $5.0 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $22.1 million, which includes prepayment consideration of $21.0 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings from the 2019 Credit Facility and cash on hand. Upon completion of the repayment, none of the 5.050% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Offerings of Senior Notes
3.375% Senior Notes and 3.950% Senior Notes Offering—On March 15, 2019, the Company completed a registered public offering of $650.0 million aggregate principal amount of 3.375% senior unsecured notes due 2024 (the “3.375% Notes”) and $600.0 million aggregate principal amount of 3.950% senior unsecured notes due 2029 (the “3.950% Notes”). The net proceeds from this offering were approximately $1,231.0 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360 day year comprised of twelve 30-day months, beginning on September 15, 2019 and November 15, 2019 for the 3.950% Notes and the 3.375% Notes, respectively.
2.950% Senior Notes and 3.800% Senior Notes Offering—On June 13, 2019, the Company completed a registered public offering of $650.0 million aggregate principal amount of 2.950% senior unsecured notes due 2025 (the “2.950% Notes”) and $1.65 billion aggregate principal amount of 3.800% senior unsecured notes due 2029 (the “3.800% Notes”). The net proceeds from this offering were approximately $2,269.0 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360 day year comprised of twelve 30-day months, beginning on January 15, 2020 and February 15, 2020 for the 2.950% Notes and the 3.800% Notes, respectively.
2.750% Senior Notes and 3.700% Senior Notes Offering—On October 3, 2019, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.750% senior unsecured notes due 2027 (the “2.750% Notes”) and $600.0 million aggregate principal amount of 3.700% senior unsecured notes due 2049 (the “3.700% Notes”). The net proceeds from this offering were approximately $1,334.2 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the 2019 364-Day Term Loan. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360 day year comprised of twelve 30-day months, beginning on January 15, 2020 and April 15, 2020 for the 2.750% Notes and the 3.700% Notes, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2019:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2019	2018	Interest payments due (2)	Issue Date	Par Call Date (3)
2.800% Notes	$750.0	$(0.6)	$(2.2)	June 1 and December 1	May 7, 2015	May 1, 2020
3.300% Notes	750.0	(1.5)	(2.8)	February 15 and August 15	January 12, 2016	January 15, 2021
3.450% Notes	650.0	(2.3)	(3.7)	March 15 and September 15	August 7, 2014	N/A
5.900% Notes (4)	500.0	(1.1)	(1.6)	May 1 and November 1	October 6, 2011	N/A
2.250% Notes (5)	600.0	(7.9)	(27.3)	January 15 and July 15	September 30, 2016	N/A
4.70% Notes	700.0	(1.8)	(2.6)	March 15 and September 15	March 12, 2012	N/A
3.50% Notes	1,000.0	(5.7)	(7.4)	January 31 and July 31	January 8, 2013	N/A
3.000% Notes (6)	700.0	4.9	(12.5)	June 15 and December 15	December 8, 2017	N/A
5.00% Notes (7)	1,000.0	1.7	2.1	February 15 and August 15	August 19, 2013	N/A
3.375% Notes	650.0	(5.6)	—	May 15 and November 15	March 15, 2019	April 15, 2024
2.950% Notes	650.0	(8.7)	—	January 15 and July 15	June 13, 2019	December 15, 2024
1.375% Notes (8)	560.6	(7.6)	(9.3)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(6.8)	(7.9)	June 1 and December 1	May 7, 2015	March 1, 2025
4.400% Notes	500.0	(3.4)	(3.9)	February 15 and August 15	January 12, 2016	November 15, 2025
1.950% Notes (8)	560.6	(6.2)	(7.3)	May 22	May 22, 2018	February 22, 2026
3.375% Notes	1,000.0	(12.1)	(13.7)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(2.4)	(2.7)	January 15 and July 15	September 30, 2016	October 15, 2026
2.750% Notes	750.0	(6.5)	—	January 15 and July 15	October 3, 2019	November 15, 2026
3.55% Notes	750.0	(5.9)	(6.5)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(7.4)	(8.1)	January 15 and July 15	December 8, 2017	October 15, 2027
3.950% Notes	600.0	(10.4)	—	March 15 and September 15	March 15, 2019	December 15, 2028
3.800% Notes	1,650.0	(18.3)	—	February 15 and August 15	June 13, 2019	May 15, 2029
3.700% Notes	600.0	(8.2)	—	April 15 and October 15	October 3, 2019	April 15, 2049

_______________

(1)	Includes unamortized discounts, premiums and debt issuance costs and fair value adjustments due to interest rate swaps.

(2)	Interest payments are due semi-annually for each series of senior notes, except for the 1.375% Notes and the 1.950% Notes, for which interest payments are due annually.

(3)	If the Company redeems the notes on or after the par call date, the Company will not be required to pay a make-whole premium.

(4)	The 5.900% Notes were repaid on January 15, 2020. For more information, see note 24.

(5)	Includes ($5.9) million and ($24.3) million fair value adjustment due to interest rate swaps in 2019 and 2018, respectively,

(6)	Includes $9.2 million and ($7.0) million fair value adjustment due to interest rate swaps in 2019 and 2018, respectively.

(7)	The original issue date for the 5.00% Notes was August 19, 2013. The issue date for the reopened 5.00% Notes was January 10, 2014.

(8)	Notes are denominated in EUR.
The Company may redeem each series of senior notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, as applicable, together with accrued interest to the redemption date. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, it may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture. As of December 31, 2019, the Company was in compliance with each of these covenants.
American Tower Subsidiary Debt
Securitizations
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
The 2015 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,542 communications sites (the “2015 Secured Sites”) owned by GTP Acquisition Partners and its subsidiaries (the “GTP Entities”) and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the 2015 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.
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
The assets of the Trust consist of a nonrecourse loan (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,114 broadcast and wireless communications towers and related assets (the “Trust Sites”).
The component of the Loan corresponding to the Series 2013-2A Securities also remains outstanding and is subject to the terms of the Second Amended and Restated Loan and Security Agreement among the Trust and the AMT Asset Subs, dated as of March 29, 2018 (“Loan Agreement”). The Loan Agreement includes terms and conditions, including with respect to secured assets, substantially consistent with the First Amended and Restated Loan and Security Agreement dated as of March 15, 2013. The 2018 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Loan Agreement and were issued in two separate subclasses of the same series. The 2018 Securities represent a pass-through interest in the components of the Loan corresponding to the 2018 Securities. The Series 2018-1A Securities have an interest rate of 3.652% and the Series 2018-1R Securities have an interest rate of 4.459%. The 2018 Securities have an expected life of approximately ten years with a final repayment date in March 2048. Subject to certain limited exceptions described below, no payments of principal will be

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

required to be made on the components of the Loan corresponding to the 2018 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.
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
Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $50.2 million held in the reserve accounts with respect to the Trust Securitizations and the $13.0 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2019 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
India Indebtedness—The India indebtedness includes several working capital facilities, most of which are subject to annual renewal. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity.
During the year ended December 31, 2019, the Company repaid all remaining debt assumed in connection with the Viom Acquisition and debt entered into by ATC TIPL.
Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2019 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	8.15% - 8.75%	March 18, 2020 - October 23, 2020

_______________

(1)	5.6 billion INR ($78.9 million) of borrowing capacity as of December 31, 2019.

Other Subsidiary Debt—The Company’s other subsidiary debt includes (i) a credit facility entered into by one of the Company’s South African subsidiaries in December 2015, as amended (the “South African Credit Facility”), (ii) a long-term credit facility entered into by one of the Company’s Colombian subsidiaries in October 2014 (the “Colombian Credit Facility”), (iii) a credit facility entered into by one of the Company’s Brazilian subsidiaries in December 2014 (the “Brazil Credit Facility”) with Banco Nacional de Desenvolvimento Econômico e Social, (iv) a note entered into by one of the Company’s subsidiaries in October 2018 in connection with the acquisition of sites in Kenya (the “Kenya Debt”), (v) U.S. subsidiary debt related to a seller-financed acquisition (the “U.S. Subsidiary Debt”) and (vi) debt entered into by certain Eaton Towers subsidiaries acquired in connection with the Eaton Towers Acquisition (the “Eaton Towers Debt”).
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Carrying Value (Denominated Currency) (1)		Carrying Value (USD) (1)		Interest Rate	Maturity Date
	2019	2018	2019	2018
South African Credit Facility (2)	288.7	577.4	$20.6	$40.2	8.75%	December 17, 2020
Colombian Credit Facility (3)	79,647.3	109,193.8	$24.3	$33.6	8.13%	April 24, 2021
Brazil Credit Facility (4)	65.4	94.7	$16.2	$24.4	Various	January 15, 2022
Kenya Debt (5)	29.6	51.8	$29.6	$51.8	8.00%	October 1, 2021
U.S. Subsidiary Debt (6)	1.9	2.5	$1.9	$2.5	—%	January 1, 2022
Eaton Towers Debt (7):
USD Denominated (8)	238.8	—	$238.8	$—	Various	Various
EUR Denominated	26.2	—	$29.5	$—	Various	Various
XOF Denominated	16,836.8	—	$28.8	$—	Various	Various
KES Denominated (8)	3,319.2	—	$32.7	$—	Various	Various
_______________

(1)	Includes applicable deferred financing costs.

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

(6)	Related to a seller-financed acquisition. Denominated in USD with an original principal amount of $2.5 million.

(7)	Related to the Eaton Towers Acquisition. Denominated in multiple currencies, including USD, EUR, KES and XOF. Amounts shown represent principal outstanding as of December 31, 2019.

(8)	Subsequent to December 31, 2019, the Company repaid all of the outstanding USD denominated and KES denominated debt.

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
Shareholder Loan— On June 14, 2019, the Company purchased the remaining 294.4 million GHS ($56.8 million) of principal outstanding under the Ghana loan, plus unpaid interest. Amounts under the loan are now owed to one of the Company’s subsidiaries and, as a result, are eliminated in consolidation as of the purchase date.
Finance and Capital Lease Obligations—The Company’s finance and capital lease obligations approximated $30.7 million and $179.5 million as of December 31, 2019 and 2018, respectively. Finance lease obligations are described further in note 4.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2020	$2,928.2
2021	1,446.6
2022	1,339.0
2023	3,722.8
2024	1,651.2
Thereafter	13,111.9
Total cash obligations	24,199.7
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(144.3)
Balance as of December 31, 2019	$24,055.4

10.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Deferred rent liability	$—	$506.7
Unearned revenue	525.9	504.6
Other miscellaneous liabilities	411.1	253.8
Other non-current liabilities	$937.0	$1,265.1

The reduction in Deferred rent liability is a result of the Company’s adoption of the new lease accounting standard.

11.    ASSET RETIREMENT OBLIGATIONS

The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2019	2018
Beginning balance as of January 1,	$1,210.0	$1,175.3
Additions	61.8	39.6
Accretion expense	81.6	83.6
Revisions in estimates (1)	56.8	(81.5)
Settlements	(26.1)	(7.0)
Balance as of December 31,	$1,384.1	$1,210.0

_______________

(1)	Revisions in estimates include decreases to the liability of $6.7 million and $49.4 million related to foreign currency translation for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the estimated undiscounted future cash outlay for asset retirement obligations was $3.2 billion.

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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2019			December 31, 2018
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$9.0	—	—	—	—
Embedded derivative in lease agreement	—	—	$10.7	—	—	$11.5
Liabilities:
Interest rate swap agreements	—	$7.5	—	—	$33.8	—
Fair value of debt related to interest rate swap agreements (1)	$3.3	—	—	$(31.3)	—	—
Redeemable noncontrolling interests (2)	—	—	$1,096.5	—	—	$1,004.8

_______________

(1)	Included in the carrying values of the corresponding debt obligations.

(2)
Includes the redeemable noncontrolling interest in ATC TIPL and $523.0 million related to the Company’s agreement with MTN to acquire MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda. The transaction is expected to close in the first quarter of 2020, subject to regulatory approval and other closing conditions.

Interest Rate Swap Agreements
The fair value of the Company’s interest rate swap agreements is determined using pricing models with inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. For derivative instruments that are designated and qualify as fair value hedges, changes in the value of the derivatives are recognized in the consolidated statements of operations in the current period, along with the offsetting gain or loss on the hedged item attributable to the hedged risk. For derivative instruments that are designated and qualify as cash flow hedges, the Company records the change in fair value for the effective portion of the cash flow hedges in AOCL in the consolidated balance sheets and reclassifies a portion of the value from AOCL into Interest expense on a quarterly basis as the cash flows from the hedged item affects earnings. The Company records the settlement of interest rate swap agreements in (Loss) gain on retirement of long-term obligations in the consolidated statements of operations in the period in which the settlement occurs.
The Company entered into three interest rate swap agreements with an aggregate notional value of $500.0 million related to the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 3.000% Notes resulting from changes in interest rates. The interest rate swap agreements require the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 3.000% through June 15, 2023.

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
The fair values of the U.S. interest rate swap asset of $9.0 million and U.S. interest rate swap liability of $7.4 million were included in Other non-current assets and Other non-current liabilities, respectively, on the consolidated balance sheets at December 31, 2019. The fair value of the U.S. interest rate swap liability of $33.5 million was included in Other non-current liabilities on the consolidated balance sheets at December 31, 2018. During the year ended December 31, 2019, the Company recorded net fair value adjustments of $0.5 million related to interest rate swaps and the change in fair value of debt due to interest rate swaps in Other expense in the consolidated statements of operations.
One of the Company’s Colombian subsidiaries is party to an interest rate swap agreement with certain lenders under the Colombian Credit Facility (the “Colombia Interest Rate Swap”). The Colombia Interest Rate Swap, which was designated as a cash flow hedge at inception, was entered into to manage exposure to variability in interest rates on debt. The Colombia Interest Rate Swap requires the payment of a fixed interest rate of 5.74% and pays variable interest at the three-month Inter-bank Rate through the earlier of termination of the underlying debt or April 24, 2021. On October 24, 2019, the aggregate notional amount of the Colombia Interest Rate Swap was increased by 20.0 billion COP ($5.9 million) and the fixed interest rate was decreased to 5.37%. As of December 31, 2019, the aggregate notional amount of the Colombia Interest Rate Swap was 60.0 billion COP ($18.3 million). The fair value of the Colombia Interest Rate Swap as of December 31, 2019 and 2018 was $0.1 million and $0.3 million, respectively, and was included in Other non-current liabilities on the consolidated balance sheets.
Embedded Derivative in Lease Agreement
In connection with the acquisition of communications sites in Nigeria, the Company entered into a site lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the U.S. CPI was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the consolidated balance sheets. The fair value of the Company’s embedded derivative is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows over the period in which the associated payment is expected to be received and applies a discount factor that captures uncertainties in the future periods associated with the expected payment. During the year ended December 31, 2019, the Company recorded $0.8 million of fair value adjustments, which were recorded in Other expense in the consolidated statements of operations.
Redeemable Noncontrolling Interests
The Company records the carrying amount of the redeemable noncontrolling interests as described in note 15. The fair value of the redeemable noncontrolling interests is determined using a discounted cash flow approach, which takes into consideration Level 3 unobservable inputs, including expected future cash flows and applies a discount factor that captures uncertainties in the future periods. If required, the Company adjusts the redeemable noncontrolling interests to redemption value on each balance sheet date with changes in redemption value recognized as an adjustment to net income (loss) attributable to noncontrolling interests.
The recurring Level 3 fair value measurements of the Company’s embedded derivative in lease agreement, acquisition-related contingent consideration and redeemable noncontrolling interests include the following significant unobservable inputs as of December 31, 2019:

	Significant Unobservable Input	Range
Embedded derivative in lease agreement	Discount rate	10.93%	-	13.96%
Redeemable noncontrolling interests (1)	Revenue growth	3.82%	-	7.88%
	Long-term growth rate			4.00%

_______________

(1)	Represents the significant unobservable inputs used to measure the fair value of the Company’s redeemable noncontrolling interest in ATC TIPL as of December 31, 2019.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.
During the year ended December 31, 2019, certain long-lived assets held and used with a carrying value of $22.4 billion were written down to their net realizable value as a result of an asset impairment charge of $94.2 million. During the year ended December 31, 2018, certain long-lived assets held and used with a carrying value of $22.4 billion were written down to their net realizable value as a result of an asset impairment charge of $394.0 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2019.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2019 and 2018 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2019, the carrying value and fair value of long-term obligations, including the current portion, were $24.1 billion and $25.0 billion, respectively, of which $17.5 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs. As of December 31, 2018, the carrying value and fair value of long-term obligations, including the current portion, were $21.2 billion and $21.1 billion, respectively, of which $13.4 billion was measured using Level 1 inputs and $7.7 billion was measured using Level 2 inputs.
13.    INCOME TAXES
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
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(1.7)	$(1.4)	$(0.1)
State	(5.0)	(1.8)	(3.8)
Foreign	(48.2)	(189.7)	(113.4)
Deferred:
Federal	1.4	4.0	0.2
State	0.5	0.7	1.0
Foreign	53.2	298.3	85.4
Income tax benefit (provision)	$0.2	$110.1	$(30.7)

The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2019, 2018 and 2017 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its NOLs, subject to specified limitations.
In 2019, there was an income tax law change in India that allows companies to elect into an optional concessional tax regime. The new regime allows for a lower effective tax rate from approximately 35% to approximately 25% and no minimum

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

alternative tax, while disallowing the benefit of the minimum alternative tax credits. As a result, the Company recorded a tax benefit of $113.0 million for the year ended December 31, 2019.
In 2018, the income tax benefit was attributable to impairment charges and accelerated amortization on intangible assets taken in India as well as a benefit of $85.7 million related to the restructuring of international operations in certain jurisdictions. These benefits were partially offset by the receipt of the payment related to the Tata settlement.
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
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory tax rate	21%	21%	35%
Adjustment to reflect REIT status (1)	(21)	(21)	(35)
Foreign taxes	3	(8)	1
Foreign withholding taxes	3	4	3
Uncertain tax positions	1	—	—
Changes in tax laws	(6)	—	(2)
Impact from restructuring	(1)	(6)	—
Effective tax rate	(0)%	(10)%	2%
_______________
(1)    As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
United States	$1,527.0	$1,212.7	$971.2
Foreign	389.4	(58.1)	284.9
Total	$1,916.4	$1,154.6	$1,256.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2019	December 31, 2018
Assets:
Operating lease liability	$878.5	$—
Net operating loss carryforwards	356.6	264.9
Accrued asset retirement obligations	174.9	165.7
Stock-based compensation	5.6	6.3
Unearned revenue	31.7	28.3
Unrealized loss on foreign currency	3.8	12.9
Other accruals and allowances	65.6	78.6
Items not currently deductible and other	26.1	26.2
Liabilities:
Depreciation and amortization	(1,040.3)	(757.0)
Right-of-use asset	(865.1)	—
Deferred rent	(79.7)	(36.9)
Other	—	(15.3)
Subtotal	(442.3)	(226.3)
Valuation allowance	(194.2)	(151.9)
Net deferred tax liabilities	$(636.5)	$(378.2)

The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
At December 31, 2019 and 2018, the Company has provided a valuation allowance of $194.2 million and $151.9 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2019 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2019	2018	2017
Balance as of January 1,	$151.9	$142.0	$144.4
Additions (1)	42.5	15.7	11.6
Reversals	—	—	(9.1)
Foreign currency translation	(0.2)	(5.8)	(4.9)
Balance as of December 31,	$194.2	$151.9	$142.0

_______________
(1)    Includes net charges to expense and allowances established due to acquisition.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

At December 31, 2019, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2020 to 2024	$—	$222.3	$11.9
2025 to 2029	141.6	285.7	104.8
2030 to 2034	7.0	41.4	19.6
2035 to 2039	3.6	159.5	—
Indefinite carryforward	22.8	—	853.8
Total	$175.0	$708.9	$990.1

As of December 31, 2019 and 2018, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $158.1 million and $93.7 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2019 includes additions to the Company’s existing tax positions of $72.0 million, which includes $63.6 million related to the Eaton Towers Acquisition.
The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $53.0 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$107.7	$116.7	$107.6
Additions based on tax positions related to the current year	33.3	8.1	7.6
Additions and reductions for tax positions of prior years	37.5	0.3	—
Foreign currency	(1.6)	(8.1)	1.9
Reduction as a result of the lapse of statute of limitations	(1.3)	(2.6)	(0.4)
Reduction as a result of effective settlements	—	(6.7)	—
Balance at December 31	$175.6	$107.7	$116.7

During the years ended December 31, 2019, 2018 and 2017, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $2.5 million, $9.3 million and $0.4 million, respectively, in the liability for uncertain tax benefits.
The Company recorded penalties and tax-related interest expense to the tax provision of $10.3 million, $8.0 million and $5.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the years ended December 31, 2019, 2018 and 2017 by $2.7 million, $16.2 million and $0.6 million, respectively.
As of December 31, 2019 and 2018, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $26.6 million and $19.1 million, respectively.
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2019 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2019.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

14.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2019, the Company had the ability to grant stock-based awards with respect to an aggregate of 7.0 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the years ended December 31, 2019, 2018 and 2017, the Company recorded and capitalized the following stock-based compensation expenses:

	2019	2018	2017
Stock-based compensation expense - Property	$1.8	$2.4	$2.1
Stock-based compensation expense - Services	1.0	0.9	0.8
Stock-based compensation expense - SG&A	108.6	134.2	105.6
Total stock-based compensation expense	$111.4	$137.5	$108.5

Stock-based compensation expense capitalized as property and equipment	$1.6	$2.0	$1.6

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
There were no options granted during the years ended December 31, 2019 and December 31, 2018. Key assumptions used to apply the Black-Scholes option pricing model were as follows (percentages and years disclosed in full amounts):

2017
Range of risk-free interest rate	1.88% - 1.94%
Weighted average risk-free interest rate	1.89%
Range of expected life of stock options	5.2 years
Range of expected volatility of the underlying stock price	18.95% - 19.45%
Weighted average expected volatility of underlying stock price	19.05%
Range of expected annual dividend yield	2.40%

The weighted average grant date fair value per share during the year ended December 31, 2017 was $16.84. The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $145.5 million, $98.8 million and $100.3 million, respectively. As of December 31, 2019, total unrecognized compensation expense related to unvested stock options was $0.7 million and is expected to be recognized over a weighted average period of less than one year. The amount of cash received from the exercise of stock options was $94.2 million during the year ended December 31, 2019.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

The Company’s option activity for the year ended December 31, 2019 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	4,257,470	$84.03
Granted	—	—
Exercised	(1,190,017)	79.15
Forfeited	(7,211)	94.71
Expired	—	—
Outstanding as of December 31, 2019	3,060,242	$85.90	4.30	$440.4
Exercisable as of December 31, 2019	2,822,938	$85.09	4.14	$408.6
Vested or expected to vest as of December 31, 2019	3,060,242	$85.90	4.30	$440.4

The following table sets forth information regarding options outstanding at December 31, 2019 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$43.11 - $74.06	201,845	$58.21	1.87	201,845	$58.21
$76.90 - $77.75	505,525	76.91	2.98	505,525	76.91
$81.18 - $94.23	834,335	81.58	3.94	834,335	81.58
$94.57 - $94.71	1,488,529	94.62	5.23	1,262,051	94.60
$96.70 - $121.15	30,008	111.31	6.52	19,182	109.92
$43.11 - $121.15	3,060,242	$85.90	4.30	2,822,938	$85.09

Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2019 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2019 (1)	1,649,973	$121.23	624,511	$109.97
Granted (2)	551,860	185.41	243,077	147.39
Vested and Released (3)	(671,598)	114.49	(338,680)	94.71
Forfeited	(75,885)	140.81	—	—
Outstanding as of December 31, 2019	1,454,350	$147.67	528,908	$136.94
Expected to vest as of December 31, 2019	1,454,350	$147.67	528,908	$136.94
Vested and deferred as of December 31, 2019 (4)	19,810	$124.03	—	$—

_______________

(1)
PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2018 PSUs and the 2017 PSUs (each as defined below), or 131,311 and 154,520 shares, respectively, and the shares issuable at the end of the three-year vesting period for the PSUs granted in 2016 (the “2016 PSUs”), based on achievement against the performance metrics for the three-year performance period, or 338,680 shares.

(2)
PSUs represent the shares above target that are issuable for the 2017 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 128,254 shares, and the target number of shares issuable at the end of the three-year performance period for the 2019 PSUs, or 114,823 shares.

(3)
This includes 32,596 and 46,500 of previously vested and deferred RSUs and PSUs, respectively. PSUs consist of shares vested pursuant to the 2016 PSUs. There are no additional shares to be earned related to the 2016 PSUs.

(4)	Vested and deferred RSUs are related to deferred compensation for certain former employees.
The total fair value of RSUs and PSUs that vested during the year ended December 31, 2019 was $185.3 million.
Restricted Stock Units—As of December 31, 2019, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $120.4 million and is expected to be recognized over a weighted average period of approximately

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the years ended December 31, 2019, 2018 and 2017, the Company’s Compensation Committee granted an aggregate of 114,823 PSUs (the “2019 PSUs”), 131,311 PSUs (the “2018 PSUs”) and 154,520 PSUs (the “2017 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2019 PSUs, the 2018 PSUs and the 2017 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
During the year ended December 31, 2019, the Company recorded $23.9 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2019 was $12.4 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.
15.    REDEEMABLE NONCONTROLLING INTERESTS
India Redeemable Noncontrolling Interests—On April 21, 2016, the Company, through its wholly owned subsidiary, ATC Asia Pacific Pte. Ltd., acquired a 51% controlling ownership interest in ATC TIPL (formerly Viom), a telecommunications infrastructure company that owns and operates wireless communications towers and indoor DAS networks in India (the “Viom Acquisition”), which was subsequently merged with the Company’s existing India property operations.
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
During the year ended December 31, 2019, the Company redeemed 50% of Tata Teleservices and Tata Sons’ combined holdings of ATC TIPL and 100% of IDFC’s holdings of ATC TIPL, for a total consideration of INR 29.4 billion ($425.7 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 63% to 79% and the noncontrolling interest decreased from 37% to 21%.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

In April 2019, Tata Teleservices and Tata Sons delivered notice of exercise of their put options with respect to 100% of their remaining holdings in ATC TIPL. The Company expects to complete the redemption of the put shares, subject to regulatory approval, for total consideration of INR 24.8 billion (approximately $347.6 million at the December 31, 2019 exchange rate) in the first half of 2020. After the completion of the redemption, the Company will hold an approximately 92% ownership interest in ATC TIPL.
Other Redeemable Noncontrolling Interests—During the year ended December 31, 2019, the Company entered into an agreement with MTN to acquire MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $523.0 million. The transaction is expected to close in the first quarter of 2020, subject to regulatory approval and other closing conditions. In addition, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owns and operates wireless communications towers in France. The Company’s controlling interest in Eure-et-Loir is 51% with local partners holding a 49% noncontrolling interest. The agreement provides the local partners with put options, which allow them to sell outstanding shares of Eure-et-Loir to the Company, and the Company with call options, which allow it to buy the noncontrolling shares of Eure-et-Loir. The put options, which are not under the Company’s control, cannot be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature requires classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity. The value of the Eure-et-Loir interests as of December 31, 2019 was $2.7 million.
The changes in Redeemable noncontrolling interests for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Balance as of January 1,	$1,004.8	$1,126.2	$1,091.3
Additions to redeemable noncontrolling interests	525.7	—	—
Net income (loss) attributable to noncontrolling interests	35.8	(87.9)	(33.4)
Adjustment to noncontrolling interest redemption value	(35.8)	86.7	—
Adjustment to noncontrolling interest due to merger	—	(28.1)	—
Purchase of redeemable noncontrolling interest	(425.7)	—	—
Foreign currency translation adjustment attributable to noncontrolling interests	(8.3)	(92.1)	68.3
Balance as of December 31,	$1,096.5	$1,004.8	$1,126.2

16.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2019, the Company received an aggregate of $105.5 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the year ended December 31, 2019, the Company repurchased 93,654 shares of its common stock under the 2011 Buyback for an aggregate of $19.6 million, including commissions and fees. As of December 31, 2019, the Company had repurchased a total of 14,097,197 shares of its common stock under the 2011 Buyback for an aggregate of $1.4 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
Under the Buyback Programs, the Company is authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

respect to open market purchases, the Company may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows the Company to repurchase shares during periods when it may otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Purchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund repurchases.
Distributions—During the years ended December 31, 2019, 2018 and 2017, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2019		2018		2017
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$3.78	$1,672.8	$3.15	$1,389.8	$2.62	$1,122.5
Series A Preferred Stock (1)	$—	$—	$—	$—	$2.63	$15.8
Series B Preferred Stock (2)	$—	$—	$13.75	$18.9	$55.00	$75.6

_______________

(1)
5.25% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”), which converted into shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series A Preferred Stock in 2017.

(2)
5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), which converted into shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock in 2018.

The following table characterizes the tax treatment of distributions declared per share of common stock and Mandatory Convertible Preferred Stock.

	For the year ended December 31,
	2019			2018			2017
	Per Share		%	Per Share		%	Per Share		%
Common Stock
Ordinary dividend	$3.7800	(1)	100.00%	$3.1500		100.00%	$2.6200		100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$3.7800		100.00%	$3.1500		100.00%	$2.6200		100.00%
Series A Preferred Stock
Ordinary dividend	$—		—%	$—		—%	$3.3643	(2)	100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$—		—%	$—		—%	$3.3643		100.00%
Series B Preferred Stock (3)
Ordinary dividend	$—		—%	$2.1314	(4)	100.00%	$6.5233	(5)	100.00%
Capital gains distribution	—		—	—		—	—		—
Total	$—		—%	$2.1314		100.00%	$6.5233		100.00%

_______________

(1)	Includes dividend declared on December 11, 2019 of $1.01 per share, which was paid on January 14, 2020 to common stockholders of record at the close of business on December 27, 2019.

(2)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on April 27, 2017.

(3)	Represents the tax treatment on dividends per depositary share, each of which represents a 1/10th interest in a share of Series B Preferred Stock.

(4)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on January 18, 2018.

(5)	Includes a deemed distribution as a result of a conversion rate adjustment triggered on April 12, 2017.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $14.3 million and $13.7 million as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company paid $7.0 million of distributions payable upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

paying distributions, the amount, timing and frequency of which will be determined and subject to adjustment by the Company’s Board of Directors.
Dividend to noncontrolling interest— The Company’s joint ventures may, from time to time, declare dividends. During the year ended December 31, 2019, ATC Europe declared a dividend of EUR 24.5 million (approximately $27.0 million) payable in cash to the Company and PGGM in proportion to their respective equity interests in the joint venture. The dividend is payable on or before June 30, 2020 and is accrued for as of December 31, 2019.
17.    OTHER OPERATING EXPENSE
Other operating expense consists primarily of impairment charges, net losses on sales or disposals of assets and other operating expense items. The Company records impairment charges to write down certain assets to their net realizable value after an indicator of impairment is identified and subsequent analysis determines that the asset is either partially recoverable or not recoverable. These assets consisted primarily of towers and related assets, which are typically assessed on an individual basis, network location intangibles, which relate directly to towers, and tenant-related intangibles, which are assessed on a tenant basis. Net losses on sales or disposals of assets primarily relate to certain non-core towers, other assets and miscellaneous items. Other operating expenses includes acquisition-related costs and integration costs.
Other operating expenses included the following for the years ended December 31,:

	2019 (1)	2018	2017 (2)
Impairment charges	$94.2	$394.0	$211.4
Net losses on sales or disposals of assets	45.1	85.6	32.8
Other operating expenses	27.0	33.7	11.8
Total Other operating expenses	$166.3	$513.3	$256.0
_______________

(1)	For the year ended December 31, 2019, Other operating expenses includes $13.1 million of refunds related to pre-acquisition contingencies and settlements.

(2)	For the year ended December 31, 2017, Other operating expenses included refunds of acquisition costs and a charitable contribution.

Impairment charges included the following for the years ended December 31,:

	2019	2018 (1)	2017 (2)
Tower and network location intangible assets	$77.4	$284.9	$108.7
Tenant relationships	—	107.3	100.1
Other (3)	16.8	1.8	2.6
Total impairment charges	$94.2	$394.0	$211.4

_______________

(1)
For the year ended December 31, 2018, impairment charges on tower and network location intangible assets included $258.3 million in India primarily related to carrier consolidation-driven churn events. In addition, the Company fully impaired the tenant relationship for Aircel Ltd., which resulted in an impairment charge of $107.3 million.

(2)
During the year ended December 31, 2017, $81.0 million of impairment charges on tower and network location intangible assets and all impairment charges on tenant relationships were related to carrier consolidation-driven churn in India.

(3)	For the year ended December 31, 2019, amount includes impairment charges related to right-of-use assets and land easements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

18.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2019	2018	2017
Net income attributable to American Tower Corporation stockholders	$1,887.8	$1,236.4	$1,238.9
Dividends on preferred stock	—	(9.4)	(87.4)
Net income attributable to American Tower Corporation common stockholders	$1,887.8	$1,227.0	$1,151.5

Basic weighted average common shares outstanding	442,319	439,606	428,181
Dilutive securities	3,201	3,354	3,507
Diluted weighted average common shares outstanding	445,520	442,960	431,688
Basic net income attributable to American Tower Corporation common stockholders per common share	$4.27	$2.79	$2.69
Diluted net income attributable to American Tower Corporation common stockholders per common share	$4.24	$2.77	$2.67

Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2019	2018	2017
Restricted stock awards	2	—	3
Stock options	—	—	4
Preferred stock	—	1,456	14,040

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T, that currently provides for the lease or sublease of approximately 2,200 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2019, the Company has purchased an aggregate of 228 of the subleased towers upon expiration of the applicable agreement, including 79 towers purchased during

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

the year ended December 31, 2019 for an aggregate purchase price of $40.2 million. The aggregate purchase option price for the remaining towers leased and subleased is $937.8 million and will accrete at a rate of 10% per annum through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2020 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to four successive five-year terms.
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
On December 5, 2016, the Company received an income tax assessment of Essar Telecom Infrastructure Private Limited (“ETIPL”) from the India Income Tax Department (the “Tax Department”) for the fiscal year ending 2008 in the amount of INR  4.75 billion ($69.8 million on the date of assessment) related to capital contributions. The Company challenged the assessment before the Office of Commissioner of Income Tax - Appeals, which ruled in the Company’s favor in January 2018. However, the Tax Department has appealed this ruling at a higher appellate authority. The Company estimates that there is a more likely than not probability that the Company’s position will be sustained upon appeal. Accordingly, no liability has been recorded. Additionally, the assessment was made with respect to transactions that took place in the tax year commencing in 2007, prior to the Company’s acquisition of ETIPL. Under the Company’s definitive acquisition agreement with ETIPL, the seller is obligated to indemnify and defend the Company with respect to any tax-related liability that may arise from activities prior to March 31, 2010.
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2019, is not aware of any agreements that could result in a material payment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

20.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$750.2	$789.7	$712.1
Cash paid for income taxes (net of refunds of $11.2, $25.0 and $20.7, respectively)	147.5	163.9	136.5
Non-cash investing and financing activities:
(Decrease) increase in accounts payable and accrued expenses for purchases of property and equipment and construction activities	(21.0)	8.3	34.0
Purchases of property and equipment under finance leases, perpetual easements and capital leases	81.3	57.8	54.8
Fair value of debt assumed through acquisitions	329.8	—	—
Acquisition of Commercialization Rights (1)	—	24.8	—
Conversion of third-party debt to equity	—	—	48.2
Debt financed acquisition of communication sites	—	54.2	—

_______________
(1)    Related to the note extinguishment with TV Azteca, S.A. de C.V. in 2018.
21.    BUSINESS SEGMENTS
The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations.
During the fourth quarter of 2019, as a result of recent acquisitions, including the Eaton Towers Acquisition, and changes to its organizational structure, the Company reviewed and changed its reportable segments to divide its EMEA property segment into two segments: Africa property and Europe property. Prior to this revision, the Company operated in five business segments: (i) U.S. property, (ii) Asia property (iii) EMEA property, (iv) Latin America property and (v) services. The change is consistent with how the chief operating decision maker reviews financial performance and operating and business management strategies for each of the six segments. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Annual Report on Form 10-K has been adjusted to reflect the change in reportable segments.
As of December 31, 2019, the Company’s property operations consisted of the following:

•	U.S.: property operations in the United States;

•	Asia: property operations in India;

•	Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;

•	Europe: property operations in France and Germany; and

•	Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru.
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
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, for periods through September 30, 2018, the Latin America property segment gross margin and segment operating profit also included Interest income (expense), TV

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2019	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$4,188.7	$1,217.0	$583.9	$134.6	$1,340.7	$7,464.9	$115.4		$7,580.3
Segment operating expenses (1)	807.9	715.9	209.0	27.8	411.3	2,171.9	42.1		2,214.0
Segment gross margin	3,380.8	501.1	374.9	106.8	929.4	5,293.0	73.3		5,366.3
Segment selling, general, administrative and development expense (1)	175.5	99.9	53.7	23.2	101.0	453.3	12.0		465.3
Segment operating profit	$3,205.3	$401.2	$321.2	$83.6	$828.4	$4,839.7	$61.3		$4,901.0
Stock-based compensation expense								$111.4	111.4
Other selling, general, administrative and development expense								156.5	156.5
Depreciation, amortization and accretion								1,778.4	1,778.4
Other expense (2)								938.3	938.3
Income from continuing operations before income taxes									$1,916.4
Capital expenditures (3) (4)	$359.5	$134.5	$258.5	$13.2	$260.4	$1,026.1	$—	$12.8	$1,038.9
_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.8 million and $108.6 million, respectively.

(2)	Primarily includes interest expense.

(3)
Includes $18.0 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

(4)
Includes $29.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property					Total Property	Services	Other	Total
Year ended December 31, 2018	U.S.	Asia	Africa	Europe	Latin America
Segment revenues (1)	$3,822.1	$1,540.5	$545.5	$141.8	$1,264.8	$7,314.7	$125.4		$7,440.1
Segment operating expenses (2)	771.0	710.9	208.0	30.1	406.3	2,126.3	48.2		2,174.5
Interest expense, TV Azteca, net	—	—	—	—	(0.1)	(0.1)	—		(0.1)
Segment gross margin	3,051.1	829.6	337.5	111.7	858.4	5,188.3	77.2		5,265.5
Segment selling, general, administrative and development expense (2)	165.2	110.7	48.0	21.1	83.5	428.5	14.4		442.9
Segment operating profit	$2,885.9	$718.9	$289.5	$90.6	$774.9	$4,759.8	$62.8		$4,822.6
Stock-based compensation expense								$137.5	137.5
Other selling, general, administrative and development expense								156.1	156.1
Depreciation, amortization and accretion								2,110.8	2,110.8
Other expense (3)								1,263.6	1,263.6
Income from continuing operations before income taxes									$1,154.6
Capital expenditures (4)	$376.9	$101.0	$212.5	$20.2	$220.7	$931.3	$—	$13.9	$945.2
_______________

(1)	Asia segment revenues include a net impact of $333.7 million as a result of the settlement payment received from Tata in the fourth quarter of 2018.

(2)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $3.3 million and $134.2 million, respectively.

(3)	Primarily includes interest expense and $394.0 million in impairment charges.

(4)
Includes $32.0 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property					Total Property	Services	Other	Total
Year ended December 31, 2017	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$3,605.7	$1,164.4	$503.6	$122.6	$1,169.6	$6,565.9	$98.0		$6,663.9
Segment operating expenses (1)	746.5	649.0	212.9	25.4	386.1	2,019.9	33.8		2,053.7
Interest income, TV Azteca, net	—	—	—	—	10.8	10.8	—		10.8
Segment gross margin	2,859.2	515.4	290.7	97.2	794.3	4,556.8	64.2		4,621.0
Segment selling, general, administrative and development expense (1)	151.4	82.4	47.3	20.6	77.5	379.2	13.7		392.9
Segment operating profit	$2,707.8	$433.0	$243.4	$76.6	$716.8	$4,177.6	$50.5		$4,228.1
Stock-based compensation expense								$108.5	108.5
Other selling, general, administrative and development expense								138.5	138.5
Depreciation, amortization and accretion								1,715.9	1,715.9
Other expense (2)								1,009.1	1,009.1
Income from continuing operations before income taxes									$1,256.1
Capital expenditures (3)	$360.6	$118.0	$124.1	$17.6	$197.4	$817.7	$—	$17.7	$835.4

_______________

(1)	Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.9 million and $105.6 million, respectively.

(2)	Primarily includes interest expense.

(3)
Includes $31.8 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2019 (1)	2018	2017
U.S. property	$22,624.6	$18,782.0	$19,032.6
Asia property (2)	5,307.8	4,938.8	4,770.8
Africa property (2)	4,711.1	1,929.7	1,673.4
Europe property (2)	1,535.3	1,438.1	1,540.2
Latin America property (2)	8,125.5	5,594.7	5,868.4
Services	26.8	46.3	42.3
Other (3)	470.5	280.8	286.6
Total assets	$42,801.6	$33,010.4	$33,214.3
_______________

(1)	Total assets in each of the Company’s property segments includes the Right-of-use asset recognized in connection with the Company’s adoption of the new lease accounting standard.

(2)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.

(3)	Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2019, 2018 and 2017 and long-lived assets as of December 31, 2019 and 2018 is as follows:

	2019	2018	2017
Operating Revenues:
United States	$4,304.1	$3,947.5	$3,703.7
Asia (1):
India	1,217.0	1,540.5	1,164.4
Africa (1):
Burkina Faso (2)	—	—	—
Ghana	124.3	125.4	122.9
Kenya	27.3	7.0	—
Niger (2)	—	—	—
Nigeria	229.9	220.7	213.9
South Africa	129.1	125.3	106.5
Uganda	73.3	67.1	60.3
Europe (1):
France	68.0	72.7	59.5
Germany	66.6	69.1	63.1
Latin America (1):
Argentina	17.3	16.0	15.9
Brazil	605.5	595.5	620.1
Chile	43.3	44.2	40.4
Colombia	102.1	103.8	89.3
Costa Rica	21.1	18.4	19.4
Mexico	515.3	456.5	364.3
Paraguay	12.6	10.4	2.7
Peru	23.5	20.0	17.5
Total International	3,276.2	3,492.6	2,960.2
Total operating revenues	$7,580.3	$7,440.1	$6,663.9
_______________

(1)	Balances are translated at the applicable exchange rate, which may impact comparability between periods.

(2)	The Company launched operations in Burkina Faso and Niger through the Eaton Towers Acquisition, which closed on December 31, 2019.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2019	2018
Long-Lived Assets (1):
United States	$16,578.7	$16,543.7
Asia (2):
India	3,708.8	3,947.8
Africa (2):
Burkina Faso	275.3	—
Ghana	671.0	159.2
Kenya	761.7	190.0
Niger	199.8	—
Nigeria	648.6	606.5
South Africa	409.4	342.5
Uganda	847.3	138.7
Europe (2):
France	917.1	963.8
Germany	357.3	388.5
Latin America (2):
Argentina	100.0	81.6
Brazil	2,138.4	2,288.1
Chile	437.6	129.7
Colombia	375.2	381.6
Costa Rica	124.1	119.1
Mexico	1,524.9	1,421.3
Paraguay	111.3	107.4
Peru	394.6	113.8
Total International	14,002.4	11,379.6
Total long-lived assets	$30,581.1	$27,923.3
_______________

(1)	Includes Property and equipment, net, Goodwill and Other intangible assets, net.

(2)	Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
The following tenants within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2019	2018	2017
AT&T	22%	19%	19%
Verizon Wireless	15%	15%	16%
T-Mobile	10%	9%	9%

22.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2019, 2018 and 2017, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

23.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data for the years ended December 31, 2019 and 2018 is as follows (in millions, except per share data):

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2019:
Operating revenues	$1,813.4	$1,889.6	$1,953.6	$1,923.7	$7,580.3
Costs of operations (1)	543.4	563.3	559.9	550.2	2,216.8
Operating income	614.9	683.9	728.3	661.3	2,688.4
Net income	407.6	434.3	505.3	569.4	1,916.6
Net income attributable to American Tower Corporation stockholders	397.4	429.1	498.6	562.7	1,887.8
Net income attributable to American Tower Corporation common stockholders	397.4	429.1	498.6	562.7	1,887.8
Basic net income per share attributable to American Tower Corporation common stockholders	0.90	0.97	1.13	1.27	4.27
Diluted net income per share attributable to American Tower Corporation common stockholders	0.89	0.96	1.12	1.26	4.24

	Three Months Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
2018:
Operating revenues	$1,741.8	$1,780.9	$1,785.5	$2,131.9	$7,440.1
Costs of operations (1)	519.9	560.3	556.7	540.9	2,177.8
Operating income	402.9	546.0	567.2	388.9	1,905.0
Net income	280.3	314.4	377.3	292.7	1,264.7
Net income attributable to American Tower Corporation stockholders	285.2	306.7	366.9	277.6	1,236.4
Dividends on preferred stock	(9.4)	—	—	—	(9.4)
Net income attributable to American Tower Corporation common stockholders	275.8	306.7	366.9	277.6	1,227.0
Basic net income per share attributable to American Tower Corporation common stockholders	0.63	0.69	0.83	0.63	2.79
Diluted net income per share attributable to American Tower Corporation common stockholders	0.63	0.69	0.83	0.62	2.77
______________
(1)    Represents Operating expenses, exclusive of Depreciation, amortization and accretion, Selling, general, administrative and development expense, and Other operating expenses.
24.   SUBSEQUENT EVENTS
2.400% Senior Notes and 2.900% Senior Notes Offering—On January 10, 2020, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.400% senior unsecured notes due 2025 and $750.0 million aggregate principal amount of 2.900% senior unsecured notes due 2030. The net proceeds from this offering were approximately $1,483.4 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility.
Repayment of 5.900% Senior Notes—On January 15, 2020, the Company redeemed all of the $500.0 million aggregate principal amount of 5.900% senior unsecured notes due 2021 (the “5.900% Notes”) at a price equal to 106.7090% of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of approximately $539.6 million, including $6.1 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of the repayment, none of the 5.900% Notes remained outstanding.
2020 Term Loan—On February 13, 2020, the Company entered into a $750.0 million unsecured term loan (the “2020 Term Loan”), the net proceeds of which were used, together with borrowings under the 2019 Credit Facility and cash on hand, to repay all outstanding indebtedness under the 2019 364-Day Term Loan. The 2020 Term Loan matures on February 12, 2021. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2020 Term Loan. The interest rate on the 2020 Term Loan is 0.65% above LIBOR for LIBOR based borrowings or 0.00% above the defined base rate for base rate borrowings. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2020 Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
The agreement for the 2020 Term Loan contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
177,746	Sites (1)	$2,736.5	(2)	(3)	(3)	$17,429.3	(4)	$(6,382.2)	Various	Various	Up to 20 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $2.7 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    Does not include those sites under construction.

	2019	2018	2017
Gross amount at beginning	$15,960.1	$15,349.0	$14,277.0
Additions during period:
Acquisitions	887.0	721.4	499.7
Discretionary capital projects (1)	258.1	173.5	120.7
Discretionary ground lease purchases (2)	189.8	180.4	150.4
Redevelopment capital expenditures (3)	213.6	177.3	138.8
Capital improvements (4)	161.2	94.0	65.6
Start-up capital expenditures (5)	71.3	113.1	158.1
Other (6)	45.2	(3.0)	106.4
Total additions	1,826.2	1,456.7	1,239.7
Deductions during period:
Cost of real estate sold or disposed	(304.6)	(395.7)	(246.5)
Other (7)	(52.4)	(449.9)	78.8
Total deductions:	(357.0)	(845.6)	(167.7)
Balance at end	$17,429.3	$15,960.1	$15,349.0

	2019	2018	2017
Gross amount of accumulated depreciation at beginning	$(5,724.7)	$(5,181.2)	$(4,548.1)
Additions during period:
Depreciation	(768.4)	(751.4)	(718.7)
Other	—	—	—
Total additions	(768.4)	(751.4)	(718.7)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	121.4	129.3	100.7
Other (7)	(10.5)	78.6	(15.1)
Total deductions	110.9	207.9	85.6
Balance at end	$(6,382.2)	$(5,724.7)	$(5,181.2)

_______________

(1)	Includes amounts incurred primarily for the construction of new sites.

(2)	Includes amounts incurred to purchase or otherwise secure the land under communications sites.

(3)	Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.

(4)	Includes amounts incurred to enhance existing sites by adding additional functionality, capacity or general asset improvements.

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