Form 10-Q
period 2020-03-31
AMERICAN TOWER CORP /MA/
filed 2020-04-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 22, 2020, there were 443,306,437 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,326.0	$1,501.2
Restricted cash	74.3	76.8
Accounts receivable, net	623.9	462.2
Prepaid and other current assets	480.7	513.6
Total current assets	2,504.9	2,553.8
PROPERTY AND EQUIPMENT, net	11,451.3	12,084.4
GOODWILL	5,948.8	6,178.3
OTHER INTANGIBLE ASSETS, net	11,600.6	12,318.4
DEFERRED TAX ASSET	126.4	131.8
DEFERRED RENT ASSET	1,781.8	1,771.1
RIGHT-OF-USE ASSET	6,968.3	7,357.4
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	407.0	406.4
TOTAL	$40,789.1	$42,801.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$120.6	$148.1
Accrued expenses	876.4	958.2
Distributions payable	483.9	455.0
Accrued interest	148.2	209.4
Current portion of operating lease liability	476.8	494.5
Current portion of long-term obligations	2,640.0	2,928.2
Unearned revenue	408.5	294.3
Total current liabilities	5,154.4	5,487.7
LONG-TERM OBLIGATIONS	21,937.4	21,127.2
OPERATING LEASE LIABILITY	6,137.8	6,510.4
ASSET RETIREMENT OBLIGATIONS	1,321.5	1,384.1
DEFERRED TAX LIABILITY	731.0	768.3
OTHER NON-CURRENT LIABILITIES	901.0	937.0
Total liabilities	36,183.1	36,214.7
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	541.4	1,096.5
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 454,196 and 453,541 shares issued; and 443,332 and 442,890 shares outstanding, respectively	4.5	4.5
Additional paid-in capital	10,255.6	10,117.7
Distributions in excess of earnings	(1,082.5)	(1,016.8)
Accumulated other comprehensive loss	(4,271.7)	(2,823.6)
Treasury stock (10,864 and 10,651 shares at cost, respectively)	(1,271.5)	(1,226.4)
Total American Tower Corporation equity	3,634.4	5,055.4
Noncontrolling interests	430.2	435.0
Total equity	4,064.6	5,490.4
TOTAL	$40,789.1	$42,801.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Property	$1,973.2	$1,786.0
Services	19.9	27.4
Total operating revenues	1,993.1	1,813.4
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	544.1	533.0
Services	7.9	10.4
Depreciation, amortization and accretion	472.3	436.9
Selling, general, administrative and development expense	217.8	198.1
Other operating expenses	14.2	20.1
Total operating expenses	1,256.3	1,198.5
OPERATING INCOME	736.8	614.9
OTHER INCOME (EXPENSE):
Interest income	10.1	12.4
Interest expense	(208.8)	(207.5)
Loss on retirement of long-term obligations	(34.6)	(0.1)
Other (expense) income (including foreign currency (losses) gains of $(65.5) and $20.1, respectively)	(63.8)	21.9
Total other expense	(297.1)	(173.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	439.7	441.6
Income tax provision	(21.1)	(34.0)
NET INCOME	418.6	407.6
Net income attributable to noncontrolling interests	(3.6)	(10.2)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	415.0	397.4
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$415.0	$397.4
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$0.94	$0.90
Diluted net income attributable to American Tower Corporation common stockholders	$0.93	$0.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	443,055	441,351
DILUTED	445,832	444,621
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$418.6	$407.6
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.0)	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.0	0.1
Foreign currency translation adjustments, net of tax (benefit) expense of ($0.0) and $1.0, respectively	(1,343.5)	12.9
Other comprehensive (loss) income	(1,343.5)	12.9
Comprehensive (loss) income	(924.9)	420.5
Allocation of accumulated other comprehensive income resulting from purchase of noncontrolling interest and redeemable noncontrolling interest	(142.2)	(52.4)
Comprehensive loss attributable to noncontrolling interests	34.0	0.0
Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(1,033.1)	$368.1
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$418.6	$407.6
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	472.3	436.9
Stock-based compensation expense	47.7	42.5
Loss on early retirement of long-term obligations	34.6	0.1
Other non-cash items reflected in statements of operations	81.6	28.9
Increase in net deferred rent balances	(56.2)	(5.3)
Right-of-use asset and Operating lease liability, net	1.0	20.2
Increase in assets	(210.8)	(33.0)
Increase (decrease) in liabilities	11.2	(112.8)
Cash provided by operating activities	800.0	785.1
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(214.4)	(220.8)
Payments for acquisitions, net of cash acquired	(49.3)	(91.1)
Proceeds from sale of short-term investments and other non-current assets	5.8	254.9
Payments for short-term investments	—	(261.5)
Deposits and other	4.5	(4.8)
Cash used for investing activities	(253.4)	(323.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	2,642.3	1,700.0
Proceeds from issuance of senior notes, net	1,496.0	1,241.6
Proceeds from term loan	750.0	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases	(4,351.2)	(4,025.9)
Distributions to noncontrolling interest holders, net	(13.5)	(13.8)
Purchases of common stock	(39.7)	—
Proceeds from stock options	11.1	27.2
Distributions paid on common stock	(454.9)	(377.1)
Payment for early retirement of long-term obligations	(33.5)	—
Deferred financing costs and other financing activities	(88.2)	(76.7)
Purchase of redeemable noncontrolling interest	(524.4)	(425.7)
Cash used for financing activities	(606.0)	(650.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(118.3)	(16.6)
NET DECREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(177.7)	(205.2)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,578.0	1,304.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,400.3	$1,099.7
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $0.1 AND $0.3, RESPECTIVELY)	$35.1	$36.9
CASH PAID FOR INTEREST	$262.0	$249.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$13.1	$16.0
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(15.0)	$(17.7)
Settlement of third-party debt	$(5.0)	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2019 and 2020	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	908	0.0	—	—	14.7	—	—	—	14.7
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	23.1	—	(20.1)	3.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Purchase of redeemable noncontrolling interest	—	—	—	—	52.4	(52.4)	—	—	—
Impact of lease accounting standard adoption	—	—	—	—	—	—	(24.7)	—	(24.7)
Common stock distributions declared	—	—	—	—	—	—	(399.6)	—	(399.6)
Net income	—	—	—	—	—	—	397.4	10.2	407.6
BALANCE, MARCH 31, 2019	452,525	$4.5	(10,557)	$(1,206.8)	$10,447.9	$(2,672.2)	$(1,226.4)	$553.3	$5,900.3

BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	655	0.0	—	—	(4.3)	—	—	—	(4.3)
Treasury stock activity	—	—	(213)	(45.1)	—	—	—	—	(45.1)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.0	—	—	0.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,305.9)	—	(5.5)	(1,311.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
Purchase of redeemable noncontrolling interest	—	—	—	—	142.2	(142.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(480.7)	—	(480.7)
Net income	—	—	—	—	—	—	415.0	2.2	417.2
BALANCE, MARCH 31, 2020	454,196	$4.5	(10,864)	$(1,271.5)	$10,255.6	$(4,271.7)	$(1,082.5)	$430.2	$4,064.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of March 31, 2020, the Company holds (i) a 51% controlling interest in ATC Europe B.V. (“ATC Europe”), a joint venture that primarily consists of the Company’s operations in Germany and France (PGGM holds a 49% noncontrolling interest) and (ii) a 79% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.
During the three months ended March 31, 2020, the Company completed the acquisition of MTN Group Limited’s (“MTN”) 49% redeemable noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, which included an adjustment of $1.4 million in the current period, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. The purchase is reflected in the consolidated statements of equity as increases of $142.2 million in each of Additional Paid-in Capital and Accumulated Other Comprehensive Loss.
Change in Reportable Segments— During the fourth quarter of 2019, the Company’s Europe, Middle East and Africa (“EMEA”) property segment was divided into the Africa property segment and the Europe property segment. As a result, the Company has six reportable segments: U.S. property, Asia property, Africa property, Europe property, Latin America property and services, which are discussed further in note 15. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) has been adjusted to reflect the change in reportable segments.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$1,326.0	$1,004.8
Restricted cash	74.3	94.9
Total cash and cash equivalents and restricted cash	$1,400.3	$1,099.7
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites and the land on which the sites are located (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber results from agreements with tenants that are not leases.
Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with tenants for the three months ended March 31, 2020.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2020	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$58.6	$2.2	$2.9	$1.5	$32.9	$98.1
Services revenue	19.9	—	—	—	—	19.9
Total non-lease revenue	$78.5	$2.2	$2.9	$1.5	$32.9	$118.0
Property lease revenue	1,031.3	284.4	222.6	33.0	303.8	1,875.1
Total revenue	$1,109.8	$286.6	$225.5	$34.5	$336.7	$1,993.1

Three Months Ended March 31, 2019	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$58.8	$2.4	$0.8	$0.8	$35.0	$97.8
Services revenue	27.4	—	—	—	—	27.4
Total non-lease revenue	$86.2	$2.4	$0.8	$0.8	$35.0	$125.2
Property lease revenue	927.5	286.5	143.2	32.7	298.3	1,688.2
Total revenue	$1,013.7	$288.9	$144.0	$33.5	$333.3	$1,813.4
Accounting Standards Updates
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance that modifies how entities measure credit losses on most financial instruments. The new guidance replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. Operating lease receivables are not within the scope of this guidance. Effective January 1, 2020, the Company adopted the new guidance using the modified retrospective approach. There was no cumulative-effect adjustment to Distributions in excess of earnings on the consolidated balance sheet as of the effective date. The adoption of this guidance did not have a material impact on the Company’s financial statements. Results for reporting periods beginning January 1, 2020 are presented under the new standard, while prior-period amounts are not adjusted and continue to be reported in accordance with accounting under the previously applicable guidance.

In January 2017, the FASB issued guidance on accounting for goodwill impairments. The guidance eliminates Step 2 from the goodwill impairment test and requires, among other things, recognition of an impairment loss when the carrying value of a reporting unit exceeds its fair value. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. Effective January 1, 2020, the Company adopted the new guidance on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Prepaid assets	$71.4	$56.8
Prepaid income tax	188.1	185.8
Unbilled receivables	101.8	142.3
Value added tax and other consumption tax receivables	59.3	71.3
Other miscellaneous current assets	60.1	57.4
Prepaid and other current assets	$480.7	$513.6
3. LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2020, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2019 Form 10-K and there were no material changes in the terms and provisions of the Company’s leases in which the Company is lessor or lessee. As of March 31, 2020, the Company does not have any material related party leases as either a lessor or a lessee.

Lessor— Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2020 were as follows:

Fiscal Year	Amount (1)
Remainder of 2020	$4,296.4
2021	5,519.8
2022	4,915.3
2023	4,734.1
2024	4,513.4
Thereafter	18,723.6
Total	$42,702.6
_______________
(1) Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2020 and March 31, 2019.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of March 31, 2020, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. There were no material changes in finance lease assets during the three months ended March 31, 2020.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Information about other lease-related balances is as follows:

	As of
	March 31, 2020	December 31, 2019
Operating leases:
Right-of-use asset	$6,968.3	$7,357.4

Current portion of lease liability	$476.8	$494.5
Lease liability	6,137.8	6,510.4
Total operating lease liability	$6,614.6	$7,004.9
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2020	December 31, 2019
Operating leases:
Weighted-average remaining lease term (years)	13.4	13.1
Weighted-average incremental borrowing rate	5.9%	6.1%
The following table sets forth the components of lease cost:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$250.7	$255.0
Variable lease costs not included in lease liability (1)	61.4	52.3
_______________
(1) Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(252.0)	$(234.9)

Non-cash items:
New operating leases (1)	$50.1	$62.1
Operating lease modifications and reassessments (2)	$96.9	$30.1
_______________
(1) Amount includes new operating leases and leases acquired in connection with acquisitions.
(2) Includes a $0.7 million reduction of the operating lease liability during the three months ended March 31, 2020.
As of March 31, 2020, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of March 31, 2020 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2020	$629.5
2021	827.7
2022	797.3
2023	765.4
2024	730.5
Thereafter	5,942.7
Total lease payments	9,693.1
Less amounts representing interest	(3,078.5)
Total lease liability	6,614.6
Less current portion of lease liability	(476.8)
Non-current lease liability	$6,137.8
_______________
(1) Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S.	Asia	Africa	Europe	Latin America
Balance as of January 1, 2020	$3,415.3	$1,021.8	$790.2	$256.2	$692.8	$2.0	$6,178.3
Additions and adjustments (1)	—	—	(0.1)	—	—	—	(0.1)
Effect of foreign currency translation	—	(57.4)	(35.4)	(4.1)	(132.5)	—	(229.4)
Balance as of March 31, 2020	$3,415.3	$964.4	$754.7	$252.1	$560.3	$2.0	$5,948.8
_______________
(1) Additions consist of $0.1 million from revisions to prior-year acquisitions due to measurement period adjustments.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2020			As of December 31, 2019
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$4,967.0	$(1,938.8)	$3,028.2	$5,150.8	$(1,920.4)	$3,230.4
Acquired tenant-related intangibles	Up to 20	12,193.2	(3,707.5)	8,485.7	12,674.1	(3,674.6)	8,999.5
Acquired licenses and other intangibles	3-20	93.9	(7.2)	86.7	106.7	(18.2)	88.5
Total other intangible assets		$17,254.1	$(5,653.5)	$11,600.6	$17,931.6	$(5,613.2)	$12,318.4
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2020, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three months ended March 31, 2020 and 2019 was $217.5 million and $192.7 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2020	$628.4
2021	822.7
2022	818.8
2023	815.2
2024	806.3
2025	790.8
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Accrued construction costs	$19.4	$27.8
Accrued income tax payable	72.7	55.2
Accrued pass-through costs	64.5	74.2
Amounts payable to tenants	67.5	77.9
Accrued property and real estate taxes	196.0	198.1
Accrued rent	72.6	75.6
Accrued treasury stock repurchases	5.4	—
Payroll and related withholdings	64.1	102.4
Other accrued expenses	314.2	347.0
Total accrued expenses	$876.4	$958.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
6. LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	March 31, 2020	December 31, 2019	Maturity Date
2019 364-Day Term Loan (1) (2)	$—	$999.9	N/A
2020 Term Loan (1)	749.9	—	February 12, 2021
2019 Multicurrency Credit Facility (1) (3)	965.4	700.0	June 28, 2023
2019 Term Loan (1)	995.4	995.2	January 31, 2025
2019 Credit Facility (1)	1,415.0	1,600.0	January 31, 2025
2.800% senior notes	749.7	749.4	June 1, 2020
3.300% senior notes	748.8	748.5	February 15, 2021
3.450% senior notes	648.0	647.7	September 15, 2021
5.900% senior notes (4)	—	498.9	N/A
2.250% senior notes	605.7	592.1	January 15, 2022
4.70% senior notes	698.4	698.2	March 15, 2022
3.50% senior notes	994.7	994.3	January 31, 2023
3.000% senior notes	723.9	704.9	June 15, 2023
5.00% senior notes	1,001.6	1,001.7	February 15, 2024
3.375% senior notes	644.7	644.4	May 15, 2024
2.950% senior notes	641.7	641.3	January 15, 2025
2.400% senior notes	744.2	—	March 15, 2025
1.375% senior notes	544.5	553.0	April 4, 2025
4.000% senior notes	743.5	743.2	June 1, 2025
4.400% senior notes	496.7	496.6	February 15, 2026
1.950% senior notes	545.8	554.4	May 22, 2026
3.375% senior notes	988.3	987.9	October 15, 2026
3.125% senior notes	397.7	397.6	January 15, 2027
2.750% senior notes	743.7	743.5	January 15, 2027
3.55% senior notes	744.3	744.1	July 15, 2027
3.600% senior notes	692.8	692.6	January 15, 2028
3.950% senior notes	589.8	589.6	March 15, 2029
3.800% senior notes	1,632.1	1,631.7	August 15, 2029
2.900% senior notes	741.1	—	January 15, 2030
3.700% senior notes	591.8	591.8	October 15, 2049
Total American Tower Corporation debt	21,779.2	20,942.5

Series 2013-2A securities (5)	1,295.4	1,295.0	March 15, 2023
Series 2018-1A securities (5)	494.0	493.8	March 15, 2028
Series 2015-1 notes (6)	349.9	349.6	June 15, 2020
Series 2015-2 notes (7)	521.6	521.4	June 16, 2025
Other subsidiary debt (8)	111.7	422.4	Various
Total American Tower subsidiary debt	2,772.6	3,082.2
Finance lease obligations	25.6	30.7
Total	24,577.4	24,055.4
Less current portion of long-term obligations	(2,640.0)	(2,928.2)
Long-term obligations	$21,937.4	$21,127.2
_______________
(1) Accrues interest at a variable rate.
(2) Repaid in full on February 13, 2020 using proceeds from the 2020 Term Loan (as defined below), borrowings from the 2019 Credit Facility (as defined below) and cash on hand.
(3) As of March 31, 2020 reflects borrowings denominated in Euro (“EUR”).
(4) Repaid in full on January 15, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
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
(8) Includes the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021, debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, U.S. subsidiary debt related to a seller-financed acquisition and debt entered into by certain Eaton Towers subsidiaries acquired in connection with the Eaton Towers Acquisition (as defined in note 14) (the “Eaton Towers Debt”), which is denominated in multiple currencies, including USD, EUR, Kenyan Shilling (“KES”) and West African CFA Franc. During the three months ended March 31, 2020, the Company repaid all of the outstanding Eaton Towers Debt denominated in USD and KES. Subsequent to March 31, 2020, the Company repaid an additional 24.5 million EUR (approximately $26.8 million at the date of payment) of the outstanding Eaton Towers Debt. As of December 31, 2019, included the Brazil credit facility, which was denominated in Brazilian Reais and was repaid on March 6, 2020.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $750.0 million under its unsecured term loan entered into on February 13, 2020 (the “2020 Term Loan”), (ii) $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020, (iii) $350.0 million aggregate principal amount of the American Tower Secured Revenue Notes, Series 2015-1, Class A, issued by GTP Acquisition Partners I, LLC in a private securitization transaction in May 2015, with an anticipated repayment date in 2020 and (iv) $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021.
Securitized Debt—Cash flows generated by the sites that secure the securitized debt of the Company are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to receive the excess cash flows not needed to service the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.
Repayments of Senior Notes
Repayment of 5.900% Senior Notes—On January 15, 2020, the Company redeemed all of the $500.0 million aggregate principal amount of 5.900% senior unsecured notes due 2021 (the “5.900% Notes”) at a price equal to 106.7090% of the principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of approximately $539.6 million, including $6.1 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the Company’s $2.25 billion senior unsecured revolving credit facility, as amended and restated in December 2019 (the “2019 Credit Facility”), and cash on hand. Upon completion of the repayment, none of the 5.900% Notes remained outstanding.
Offerings of Senior Notes
2.400% Senior Notes and 2.900% Senior Notes Offering—On January 10, 2020, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.400% senior unsecured notes due 2025 (the “2.400% Notes”) and $750.0 million aggregate principal amount of 2.900% senior unsecured notes due 2030 (the “2.900% Notes”). The net proceeds from this offering were approximately $1,483.4 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility.
The 2.400% Notes will mature on March 15, 2025 and bear interest at a rate of 2.400% per annum. The 2.900% Notes will mature on January 15, 2030 and bear interest at a rate of 2.900% per annum. Accrued and unpaid interest on the 2.400% Notes will be payable in U.S. Dollars semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020. Accrued and unpaid interest on the 2.900% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. Interest on the 2.400% Notes and the 2.900% Notes will accrue from January 10, 2020 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.
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
Bank Facilities

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2019 Multicurrency Credit Facility—During the three months ended March 31, 2020, the Company borrowed an aggregate of 875.0 million EUR ($971.8 million as of the borrowing dates) and repaid an aggregate of $700.0 million of revolving indebtedness under its $3.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”). The Company used the borrowings to repay existing indebtedness and for general corporate purposes.
2019 Credit Facility—During the three months ended March 31, 2020, the Company borrowed an aggregate of $1.7 billion and repaid an aggregate of $1.9 billion of revolving indebtedness under the 2019 Credit Facility. The Company used the borrowings to repay existing indebtedness, to purchase redeemable noncontrolling interests and for general corporate purposes.
2020 Term Loan—On February 13, 2020, the Company entered into the 2020 Term Loan, the net proceeds of which were used, together with borrowings under the 2019 Credit Facility and cash on hand, to repay all outstanding indebtedness under the $1.3 billion unsecured term loan entered into on February 14, 2019 (the “2019 364-Day Term Loan”). The 2020 Term Loan matures on February 12, 2021. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2020 Term Loan. The interest rate on the 2020 Term Loan is 0.65% above LIBOR for LIBOR based borrowings or 0.00% above the defined base rate for base rate borrowings. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2020 Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
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
As of March 31, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), and the 2020 Term Loan were as follows:

	Outstanding Principal Balance (in millions)		Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2019 Multicurrency Credit Facility	$965.4	(3)	$3.8	June 28, 2023	(4)	1.125%	0.110%
2019 Credit Facility	$1,415.0		$6.1	January 31, 2025	(4)	1.125%	0.110%
2019 Term Loan	$1,000.0		N/A	January 31, 2025		1.125%	N/A
2020 Term Loan	$750.0		N/A	February 12, 2021		0.650%	N/A
_______________
(1) LIBOR means the London Interbank Offered Rate.
(2) Fee on undrawn portion of each credit facility.
(3) Reflects borrowings denominated in EUR.
(4) Subject to two optional renewal periods.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2020			December 31, 2019
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$34.8	—	—	$9.0	—
Embedded derivative in lease agreement	—	—	$10.5	—	—	$10.7
Liabilities:
Interest rate swap agreements	—	$0.1	—	—	$7.5	—
Fair value of debt related to interest rate swap agreements (1)	$35.4	—	—	$3.3	—	—
Redeemable noncontrolling interests	—	—	$541.4	—	—	$1,096.5
_______________
(1)Included in the carrying values of the corresponding debt obligations.
During the three months ended March 31, 2020, the Company made no changes to the methods described in note 12 to its consolidated financial statements included in the 2019 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and redeemable noncontrolling interests. The changes in fair value for the embedded derivative in one of its lease agreements during the three months ended March 31, 2020 and 2019 were not material to the consolidated financial statements. The changes in the carrying amount of the redeemable noncontrolling interests are described in note 10.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three months ended March 31, 2020 and 2019, the Company recorded $3.7 million and $18.1 million of impairments, respectively. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 or 2019.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2020 and December 31, 2019 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2020 and December 31, 2019, the carrying value of long-term obligations, including the current portion, was $24.6 billion and $24.1 billion, respectively. As of March 31, 2020, the fair value of long-term obligations, including the current portion, was $25.0 billion, of which $17.9 billion was measured using Level 1 inputs and $7.1 billion was measured using Level 2 inputs. As of December 31, 2019, the fair value of long-term obligations, including the current portion, was $25.0 billion, of which $17.5 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The decrease in the income tax provision during the three months ended March 31, 2020 was primarily attributable to realized foreign exchange losses in the current period and the nonrecurrence of a one-time true up adjustment during the three months ended March 31, 2019.
As of March 31, 2020 and December 31, 2019, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $144.3 million and $158.1 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2020 includes additions to the Company’s existing tax positions of $1.2 million, which were reduced by foreign currency exchange rate fluctuations of $12.4 million and remeasurement of acquired liabilities of $2.9 million related to the acquisition of Eaton Towers Holdings Limited. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 13 to the Company’s consolidated financial statements included in the 2019 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $47.8 million.
The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Penalties and income tax-related interest expense	$1.7	$1.1
As of March 31, 2020 and December 31, 2019, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $28.0 million and $26.6 million, respectively.
9. STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2020, the Company had the ability to grant stock-based awards with respect to an aggregate of 6.4 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2020 and 2019, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense Property	$0.6	$0.6
Stock-based compensation expense Services	0.3	0.3
Stock-based compensation expense SG&A	46.8	41.6
Total stock-based compensation expense	$47.7	$42.5

Stock-based compensation expense capitalized as property and equipment	$0.5	$0.5
Stock Options—As of March 31, 2020, total unrecognized compensation expense related to unvested stock options was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the three months ended March 31, 2020 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2020	3,060,242
Granted	—
Exercised	(130,706)
Forfeited	—
Expired	—
Outstanding as of March 31, 2020	2,929,536
 Restricted Stock Units—As of March 31, 2020, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $189.6 million and is expected to be recognized over a weighted average period of approximately three years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the three months ended March 31, 2020, 2019 and 2018, the Company’s Compensation Committee granted an aggregate of 93,332 PSUs (the “2020 PSUs”), 114,823 PSUs (the “2019 PSUs”) and 131,311 PSUs (the “2018 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2020 PSUs, the 2019 PSUs and the 2018 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2020 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2020 (1)	1,454,350	528,908
Granted (2)	432,104	93,332
Vested and Released (3)	(592,390)	(205,434)
Forfeited	(11,730)	—
Outstanding as of March 31, 2020	1,282,334	416,806
Vested and deferred as of March 31, 2020 (4)	—	77,340
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2019 PSUs and 2018 PSUs, or 114,823 and 131,311 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2017 (“2017 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 282,774 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2020 PSUs, or 93,332 shares.
(3)This includes 19,810 of previously vested and deferred RSUs. PSUs consist of shares vested pursuant to the 2017 PSUs. There are no additional shares to be earned related to the 2017 PSUs.
(4)Vested and deferred RSUs are related to deferred compensation for certain former employees.
During the three months ended March 31, 2020, the Company recorded $12.9 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2020 was $11.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10. REDEEMABLE NONCONTROLLING INTERESTS
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
During the three months ended March 31, 2020, the Company made no changes to the methods of determining redemption value described in note 15 to its consolidated financial statements included in the 2019 Form 10-K.
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
In April 2019, Tata Teleservices and Tata Sons delivered notice of exercise of their put options with respect to 100% of their remaining holdings in ATC TIPL. Accordingly, the Company expects to pay an amount equivalent to INR 24.8 billion (approximately $328.0 million at the March 31, 2020 exchange rate) to redeem the put shares in 2020, subject to regulatory approval. After the completion of the redemption, the Company will hold an approximately 92% ownership interest in ATC TIPL.
Other Redeemable Noncontrolling Interests—During the three months ended March 31, 2020, the Company completed the acquisition of MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, which included an adjustment of $1.4 million in the current period, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. During the year ended December 31, 2019, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owns and operates wireless communications towers in France. The Company’s controlling interest in Eure-et-Loir is 51% with local partners holding a 49% noncontrolling interest. The value of the Eure-et-Loir interests as of March 31, 2020 was $2.7 million.
The changes in Redeemable noncontrolling interests were as follows:

	Three Months Ended March 31,
	2020	2019
Balance as of January 1,	$1,096.5	$1,004.8
Net income (loss) attributable to noncontrolling interests	7.7	(3.7)
Adjustment to noncontrolling interest redemption value	(6.3)	3.7
Purchase of redeemable noncontrolling interest	(524.4)	(425.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(32.1)	9.9
Balance as of March 31,	$541.4	$589.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
11. EQUITY
Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2020, the Company received an aggregate of $11.1 million in proceeds upon exercises of stock options.
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
During the three months ended March 31, 2020, the Company repurchased 213,352 shares of its common stock under the 2011 Buyback for an aggregate of $45.1 million (of which $5.4 million was accrued as of March 31, 2020). During the three months ended March 31, 2020, there were no repurchases under the 2017 Buyback. As of March 31, 2020, the Company has repurchased a total of 14,310,549 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of March 31, 2020, the Company has not made any repurchases under the 2017 Buyback.
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
Distributions—During the three months ended March 31, 2020, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 12, 2020	April 29, 2020	April 14, 2020	$1.08	$478.8
December 11, 2019	January 14, 2020	December 27, 2019	$1.01	$447.3
_______________
(1) Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the three months ended March 31, 2019, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 7, 2019	April 26, 2019	April 11, 2019	$0.90	$397.8
December 5, 2018	January 14, 2019	December 27, 2018	$0.84	$370.5
_______________
(1) Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2020, the amount accrued for distributions payable related to unvested restricted stock units was $8.6 million. During the three months ended March 31, 2020 and 2019, the Company paid $7.6 million and $6.6 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Dividend to noncontrolling interest— The Company’s joint ventures may, from time to time, declare dividends. During the year ended December 31, 2019, ATC Europe declared a dividend of 24.5 million EUR (approximately $27.0 million at the time of declaration) payable in cash to the Company and PGGM in proportion to their respective equity interests in the joint venture. The dividend was paid on January 31, 2020.
12. EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income attributable to American Tower Corporation common stockholders	$415.0	$397.4
Basic weighted average common shares outstanding	443,055	441,351
Dilutive securities	2,777	3,270
Diluted weighted average common shares outstanding	445,832	444,621
Basic net income attributable to American Tower Corporation common stockholders per common share	$0.94	$0.90
Diluted net income attributable to American Tower Corporation common stockholders per common share	$0.93	$0.89
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2020	2019
Restricted stock units	86	105
13. COMMITMENTS AND CONTINGENCIES
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,200 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2020, the Company has purchased an aggregate of 228 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $960.4 million and includes per annum accretion through the applicable

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
14. ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2020 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three months ended March 31, 2020 and 2019, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended March 31,
	2020	2019
Acquisition and merger related expenses	$7.6	$2.0
Integration costs	$6.6	$4.1
During the three months ended March 31, 2019, the Company received $5.7 million related to a pre-acquisition contingency in France.
2020 Transactions
The estimated aggregate impact of the acquisitions completed in 2020 on the Company’s revenues and gross margin for the three months ended March 31, 2020 was approximately $0.1 million and less than $0.1 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019 (the “Entel Acquisition”). During the three months ended March 31, 2020, the Company completed the acquisition of an additional 156 communications sites pursuant to this agreement for an aggregate total purchase price of $39.7 million, which are being accounted for as an acquisition of assets and are included below. The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
Other Acquisitions—During the three months ended March 31, 2020, the Company acquired a total of 37 communications sites in the United States, Mexico and Peru, as well as other communications infrastructure assets, for an aggregate purchase price of $11.2 million. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2020 acquisitions based upon their estimated fair value at the date of acquisition:

Allocation (1)
Current assets	$0.3
Property and equipment	25.9
Intangible assets (2):
Tenant-related intangible assets	14.1
Network location intangible assets	4.2
Other intangible assets	1.3
Other non-current assets	10.6
Current liabilities	(0.9)
Deferred tax liability	—
Other non-current liabilities	(4.6)
Net assets acquired	50.9
Goodwill	—
Fair value of net assets acquired	50.9
Debt assumed	—
Purchase price	$50.9
_______________
(1)  Includes 7 sites in Peru held pursuant to long-term finance leases.
(2)  Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
Other Signed Acquisitions
Orange—On November 28, 2019, ATC France, a majority-owned subsidiary of the Company, entered into definitive agreements with Orange S.A. for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years. On April 1, 2020, the Company completed the acquisition of 113 of these communications

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
sites. The remaining communications sites are expected to continue to close in tranches for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term.
2019 Transactions
Eaton Towers Acquisition—On December 31, 2019, the Company acquired 100% of the outstanding shares of Eaton Towers Holdings Limited (“Eaton Towers”), which owns and operates approximately 5,800 communications sites across five African markets (the “Eaton Towers Acquisition”). The total consideration for the Eaton Towers Acquisition, including the Company’s assumption of Eaton Towers’ existing debt, was approximately $2.0 billion. The purchase price reflects a $9.7 million receivable from the seller for reimbursement of taxes. The Eaton Towers Acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the three months ended March 31, 2020, certain adjustments were made to assets of $15.1 million and liabilities of $15.0 million with a corresponding reduction in goodwill of $0.1 million and there were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2020 acquisitions had occurred on January 1, 2019 and the 2019 acquisitions had occurred on January 1, 2018. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2020	2019
Pro forma revenues	$1,993.8	$1,899.3
Pro forma net income attributable to American Tower Corporation common stockholders	$414.9	$380.3
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$0.94	$0.86
Diluted net income attributable to American Tower Corporation common stockholders	$0.93	$0.86

15. BUSINESS SEGMENTS
The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations.
During the fourth quarter of 2019, as a result of recent acquisitions, including the Eaton Towers Acquisition, and changes to its organizational structure, the Company reviewed and changed its reportable segments to divide its EMEA property segment into two segments: Africa property and Europe property. Prior to this revision, the Company operated in five business segments: (i) U.S. property, (ii) Asia property, (iii) EMEA property, (iv) Latin America property and (v) services. The change is consistent with how the chief operating decision maker reviews financial performance and operating and business management strategies for each of the six segments. The change in reportable segments had no impact on the Company’s consolidated financial statements for any periods. Historical financial information included in this Quarterly Report has been adjusted to reflect the change in reportable segments.
As of March 31, 2020, the Company’s property operations consisted of the following:
•U.S.: property operations in the United States;
•Asia: property operations in India;
•Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;
•Europe: property operations in France and Germany; and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
•Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru.
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
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2020 and 2019 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2020	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$1,089.9	$286.6	225.5	$34.5	$336.7	$1,973.2	$19.9		$1,993.1
Segment operating expenses (1)	190.0	164.0	77.7	6.6	105.2	543.5	7.6		551.1
Segment gross margin	899.9	122.6	147.8	27.9	231.5	1,429.7	12.3		1,442.0
Segment selling, general, administrative and development expense (1)	42.0	32.6	17.1	5.5	26.6	123.8	3.5		127.3
Segment operating profit	$857.9	$90.0	$130.7	$22.4	$204.9	$1,305.9	$8.8		$1,314.7
Stock-based compensation expense								$47.7	47.7
Other selling, general, administrative and development expense								43.7	43.7
Depreciation, amortization and accretion								472.3	472.3
Other expense (2)								311.3	311.3
Income from continuing operations before income taxes									$439.7
Total assets	$22,486.9	$4,986.0	$4,510.3	$1,554.5	$6,739.0	$40,276.7	$29.0	$483.4	$40,789.1
_______________
(1) Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $46.8 million, respectively.
(2) Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2019	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$986.3	$288.9	$144.0	$33.5	$333.3	$1,786.0	$27.4		$1,813.4
Segment operating expenses (1)	191.3	178.0	53.5	6.2	103.4	532.4	10.1		542.5
Segment gross margin	795.0	110.9	90.5	27.3	229.9	1,253.6	17.3		1,270.9
Segment selling, general, administrative and development expense (1)	41.7	26.6	13.2	5.2	27.7	114.4	3.4		117.8
Segment operating profit	$753.3	$84.3	$77.3	$22.1	$202.2	$1,139.2	$13.9		$1,153.1
Stock-based compensation expense								$42.5	42.5
Other selling, general, administrative and development expense								38.7	38.7
Depreciation, amortization and accretion								436.9	436.9
Other expense (2)								193.4	193.4
Income from continuing operations before income taxes									$441.6
Total assets	$22,160.9	$5,427.6	$2,085.5	$1,552.0	$7,306.4	$38,532.4	$43.8	$350.6	$38,926.8
_______________
(1) Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $41.6 million, respectively.
(2) Primarily includes interest expense.
16. SUBSEQUENT EVENTS
April 2020 Term Loan—On April 3, 2020, the Company entered into a $1.14 billion unsecured term loan due April 2, 2021, which was subsequently increased to $1.19 billion effective April 21, 2020 (the “April 2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 Credit Facility. The April 2020 Term Loan matures on April 2, 2021. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the April 2020 Term Loan. The interest rate on the April 2020 Term Loan is 1.75% above LIBOR for LIBOR based borrowings or 0.75% above the defined base rate for base rate borrowings. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The April 2020 Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
The agreement for the April 2020 Term Loan contains certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Any failure to comply with the financial and operating covenants of the loan agreement may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Notice of Redemption of 2.800% Senior Notes—On April 9, 2020, the Company delivered notice of its election to call for redemption all of its outstanding 2.800% senior unsecured notes due 2020 (the “2.800% Notes”). The Company intends to redeem the 2.800% Notes at a price equal to the principal amount of the 2.800% Notes, together with accrued interest, if any, up to, but excluding, the redemption date, which has been set for May 11, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as updated in Part II, Item 1A of this Quarterly Report. Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2019 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
During the fourth quarter of 2019, as a result of recent acquisitions, including our acquisition of Eaton Towers Holdings Limited (“Eaton Towers,” and the acquisition, the “Eaton Towers Acquisition”), and changes to our organizational structure, we reviewed and changed our reportable segments to divide our EMEA segment into two separate segments, Africa property and Europe property. We now report our results in six segments – U.S. property, Asia property, Africa property, Europe property, Latin America property and services. We believe this change provides more visibility into these operating segments and better aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments. In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). The change in reportable segments had no impact on our consolidated financial statements for any periods. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the change in reportable segments.
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the three months ended March 31, 2020 and includes our U.S. property, Asia property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site acquisition, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2020:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	25,019	15,556	409
Asia:
India (2)	73,578	—	1,082
Africa:
Burkina Faso	667	—	—
Ghana	3,207	665	27
Kenya	2,060	—	10
Niger	681	—	—
Nigeria	5,349	—	—
South Africa (2)	2,712	—	—
Uganda	3,243	—	12
Africa total	17,919	665	49
Europe:
France	2,204	309	9
Germany	2,211	—	—
Europe total	4,415	309	9
Latin America:
Argentina (3)	99	—	10
Brazil (3)	16,700	2,255	104
Chile	2,717	—	22
Colombia	5,002	—	4
Costa Rica	642	—	2
Mexico (4)	9,441	187	92
Paraguay	1,423	—	—
Peru	1,835	411	—
Latin America total	37,859	2,853	234
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)In India and South Africa, we also own fiber.
(3)In Argentina and Brazil, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.
(4)In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.
We operate in six reportable segments: U.S. property, Asia property, Africa property, Europe property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report).
The 2019 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2019 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2020 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of March 31, 2020, we expect to generate over $42.7 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2020, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the three months ended March 31, 2020, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit.
We anticipate that our churn rate in India will move closer to historical levels over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we expect that our churn rate will remain elevated, primarily due to the uncertainty created by the recent court ruling by the Indian Supreme Court, as set forth in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report, under the captions “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants” and “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see Item 7 of the 2019 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
As further set forth under the caption “Risk Factors” in Part I, Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report, the recent coronavirus (“COVID-19”) pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our tenants and the demand for our communications sites in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications sites, while ensuring the safety and security of our employees, tenants, vendors and communities. These measures include providing support for our tenants remotely, requiring work-from-home arrangements and travel restrictions for our employees where practicable and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants and business partners.
As a result of the impact of COVID-19 on global financial markets, we have experienced volatility in foreign currency exchange rates in many of the markets in which we operate. We estimate that the adverse impact from changes in foreign currency exchange rates in the current period, as compared to the three months ended March 31, 2019, on our consolidated revenue and operating profit was approximately $48 million and $26 million, respectively. If exchange rates continue at their current levels, the impact to our revenue and other future operating results could be material. Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions taken to contain or treat COVID-19 and the reactions by consumers, companies, governmental entities and capital markets to such actions.

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

Results of Operations
Three Months Ended March 31, 2020 and 2019
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Property
U.S.	$1,089.9	$986.3	11%
Asia	286.6	288.9	(1)
Africa	225.5	144.0	57
Europe	34.5	33.5	3
Latin America	336.7	333.3	1
Total property	1,973.2	1,786.0	10
Services	19.9	27.4	(27)
Total revenues	$1,993.1	$1,813.4	10%
Three Months Ended March 31, 2020
U.S. property segment revenue growth of $103.6 million was attributable to:
• Tenant billings growth of $57.1 million, which was driven by:
• $43.4 million due to leasing additional space on our sites (“colocations”) and amendments;
• $12.3 million from contractual escalations, net of churn; and
• $4.1 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by a decrease of $2.7 million from other tenant billings; and
• An increase of $46.5 million in other revenue, which includes a $51.4 million increase due to straight-line accounting.
Asia property segment revenue decrease of $2.3 million was attributable to:
• A decrease of $4.6 million in other revenue;
• Partially offset by pass-through revenue growth of $3.8 million and an increase in tenant billings of $4.6 million, which was driven by:
• $19.5 million due to colocations and amendments; and
• $5.5 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $20.2 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.2 million from other tenant billings.
Segment revenue decline includes a decrease of $6.1 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $81.5 million was attributable to:
• Tenant billings growth of $61.2 million, which was driven by:
• $51.5 million generated from newly acquired or constructed sites, primarily due to the Eaton Towers Acquisition;
• $5.0 million due to colocations and amendments;
• $3.9 million from contractual escalations, net of churn; and
• $0.8 million from other tenant billings;
• An increase in pass-through revenue of $20.2 million; and
• An increase of $6.9 million in other revenue.
Segment revenue growth includes a decrease of $6.8 million attributable to the negative impact of foreign currency translation, which included, among others, $3.2 million related to fluctuations in Ghanaian Cedi and $2.8 million related to fluctuations in South African Rand.
Europe property segment revenue growth of $1.0 million was attributable to:

• An increase of $1.3 million in other revenue;
• Tenant billings growth of $0.6 million, which was driven by:
• $0.9 million due to colocations and amendments; and
• $0.1 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.4 million from contractual escalations, net of churn; and
• An increase of $0.1 million in pass-through revenue.
Segment revenue growth includes a decrease of $1.0 million attributable to the negative impact of foreign currency translation related to fluctuations in the Euro (“EUR”).
Latin America property segment revenue growth of $3.4 million was attributable to:
• Tenant billings growth of $27.7 million, which was driven by:
• $11.1 million generated from newly acquired or constructed sites, primarily due to the transaction in Chile and Peru with Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (the “Entel Acquisition”);
• $10.4 million due to colocations and amendments;
• $5.5 million from contractual escalations, net of churn; and
• $0.7 million from other tenant billings;
• Pass-through revenue growth of $10.2 million; and
• A decrease of $0.6 million in other revenue.

Segment revenue growth includes a decrease of $33.9 million attributable to the negative impact of foreign currency translation, which included, among others, $23.7 million related to fluctuations in Brazilian Real, $3.5 million related to fluctuations in Mexican Peso, $3.1 million related to fluctuations in Colombian Peso and $3.1 million related to fluctuations in Chilean Peso.
The decrease in services segment revenue of $7.5 million was primarily attributable to a decrease in site acquisition, zoning and permitting services.
Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Property
U.S.	$899.9	$795.0	13%
Asia	122.6	110.9	11
Africa	147.8	90.5	63
Europe	27.9	27.3	2
Latin America	231.5	229.9	1
Total property	1,429.7	1,253.6	14
Services	12.3	17.3	(29)%
Three Months Ended March 31, 2020
•The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $1.3 million.
•The increase in Asia property segment gross margin was primarily attributable to a decrease in direct expenses of $10.6 million, the majority of which was from lower land rent costs, primarily due to site decommissioning. Direct expenses also benefited by $3.4 million from the impact of foreign currency translation. These benefits were partially offset by the decrease in revenue described above.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $24.2 million, primarily due to the Eaton Towers Acquisition, which also included a benefit of $2.4 million attributable to the impact of foreign currency translation on direct expenses.

•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.4 million, which also included a benefit of $0.2 million attributable to the impact of foreign currency translation on direct expenses.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $1.8 million, primarily due to the Entel Acquisition, which also included a benefit of $11.6 million attributable to the impact of foreign currency translation on direct expenses.
•The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $2.5 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Property
U.S.	$42.0	$41.7	1%
Asia	32.6	26.6	23
Africa	17.1	13.2	30
Europe	5.5	5.2	6
Latin America	26.6	27.7	(4)
Total property	123.8	114.4	8
Services	3.5	3.4	3
Other	90.5	80.3	13
Total selling, general, administrative and development expense	$217.8	$198.1	10%
Three Months Ended March 31, 2020
•The increases in each of our U.S., Asia, Africa and Europe property segment SG&A were primarily driven by increased personnel costs to support our business, including due to the Eaton Towers Acquisition in Africa. The increase in our Asia property segment SG&A was also driven by an increase in bad debt expense of $3.6 million.
•The decrease in our Latin America property segment SG&A was primarily driven by a decrease in canceled construction costs of $1.1 million and a decrease in bad debt expense of $0.7 million. The benefit of foreign currency translation on SG&A was offset by increased personnel costs to support our business during period.
•Services segment SG&A was relatively consistent year over year.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $5.2 million and an in increase in corporate SG&A.

Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Property
U.S.	$857.9	$753.3	14%
Asia	90.0	84.3	7
Africa	130.7	77.3	69
Europe	22.4	22.1	1
Latin America	204.9	202.2	1
Total property	1,305.9	1,139.2	15
Services	8.8	13.9	(37)%
•The increases in operating profit for the three months ended March 31, 2020 for our U.S., Asia, Africa and Europe property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended March 31, 2020 for our Latin America property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.
•The decrease in operating profit for the three months ended March 31, 2020 for our services segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Depreciation, amortization and accretion	$472.3	$436.9	8%
The increase in depreciation, amortization and accretion expense for the three months ended March 31, 2020 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including the Eaton Towers Acquisition and the Entel Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization.
Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Other operating expenses	$14.2	$20.1	(29)%
The decrease in other operating expenses during the three months ended March 31, 2020 was primarily attributable to a decrease of $12.2 million in impairment charges and losses on sales or disposals of assets, which was partially offset by an increase in acquisition related costs of $8.1 million, primarily attributable to the Eaton Towers Acquisition. Other one-time items in the current year substantially offset a one-time credit related to a pre-acquisition contingency in France in the prior-year period.
Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Total other expense	$297.1	$173.3	71%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.

The increase in total other expense during the three months ended March 31, 2020 was due to foreign currency losses of $65.5 million in the current period, compared to foreign currency gains of $20.1 million in the prior-year period, and a loss on the retirement of long-term obligations of $34.6 million, attributable to the retirement of the 5.900% senior unsecured notes due 2021 (the “5.900% Notes”) during the period.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Income tax provision	$21.1	$34.0	(38)%
Effective tax rate	4.8%	7.7%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2020 and 2019 differs from the federal statutory rate.
The decrease in the income tax provision was primarily attributable to realized foreign exchange losses during the three months ended March 31, 2020 and the nonrecurrence of a one-time true up adjustment during the three months ended March 31, 2019.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Net income	$418.6	$407.6	3%
Income tax provision	21.1	34.0	(38)
Other expense (income)	63.8	(21.9)	(391)
Loss on retirement of long-term obligations	34.6	0.1	34,500
Interest expense	208.8	207.5	1
Interest income	(10.1)	(12.4)	(19)
Other operating expenses	14.2	20.1	(29)
Depreciation, amortization and accretion	472.3	436.9	8
Stock-based compensation expense	47.7	42.5	12
Adjusted EBITDA	$1,271.0	$1,114.4	14%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2020	2019
Net income	$418.6	$407.6	3%
Real estate related depreciation, amortization and accretion	419.5	388.5	8
Losses from sale or disposal of real estate and real estate related impairment charges (1)	7.5	19.1	(61)
Adjustments for unconsolidated affiliates and noncontrolling interests	(26.4)	(45.6)	(42)
Nareit FFO attributable to American Tower Corporation common stockholders	$819.2	$769.6	6%
Straight-line revenue	(56.2)	(5.3)	960
Straight-line expense	12.7	9.2	38
Stock-based compensation expense	47.7	42.5	12
Deferred portion of income tax	(14.0)	(2.9)	383
Non-real estate related depreciation, amortization and accretion	52.8	48.4	9
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7.9	6.4	23
Payment of shareholder loan (2)	(63.3)	—	100
Other expense (income) (3)	63.8	(21.9)	(391)
Loss on retirement of long-term obligations	34.6	0.1	34,500
Other operating expense (4)	6.7	1.0	570
Capital improvement capital expenditures	(30.3)	(28.2)	7
Corporate capital expenditures	(1.4)	(3.4)	(59)
Adjustments for unconsolidated affiliates and noncontrolling interests	26.4	45.6	(42)
Consolidated AFFO	$906.6	$861.1	5%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	38.8	(43.3)	(190)%
AFFO attributable to American Tower Corporation common stockholders	$945.4	$817.8	16%
_______________
(1) Included in these amounts are impairment charges of $3.7 million and $18.1 million, respectively.
(2) Relates to the payment of capitalized interest associated with the acquisition of MTN Group Limited’s (“MTN”) redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). This long-term deferred interest was previously expensed but excluded from Consolidated AFFO.
(3) Includes losses (gains) on foreign currency exchange rate fluctuations of $65.5 million and ($20.1) million, respectively.
(4) Primarily includes acquisition-related costs and integration costs.
(5) Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.
The increase in net income for the three months ended March 31, 2020 was primarily due to an increase in our operating profit, partially offset by increases in other expenses, primarily attributable to net foreign currency losses in the current period compared to net foreign currency gains in the prior period, a loss on retirement of long-term obligations of $34.6 million during the current period, attributable to the repayment of the 5.900% Notes, and an increase in depreciation, amortization and accretion expense.
The increases in Adjusted EBITDA for the three months ended March 31, 2020 were primarily attributable to the increases in our gross margin partially offset by increases in SG&A, excluding the impact of stock-based compensation expense, of $14.5 million.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2020 was primarily attributable to the increases in our operating profit, excluding the impact of straight-line accounting, which was partially offset by an increase in cash paid for interest, including previously deferred interest associated with the shareholder loan. AFFO attributable to American Tower Corporation common stockholders was also benefited by positive adjustments for unconsolidated affiliates and noncontrolling interests.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2020 the “Liquidity and Capital Resources” section of the 2019 Form 10-K and should be read in conjunction with that report.
Overview
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2020
Available under the 2019 Multicurrency Credit Facility	$2,034.6
Available under the 2019 Credit Facility	835.0
Letters of credit	(9.9)
Total available under credit facilities, net	$2,859.7
Cash and cash equivalents	1,326.0
Total liquidity	$4,185.7
Subsequent to March 31, 2020, we made net repayments of $710.0 million under our $2.25 billion senior unsecured revolving credit facility, as amended and restated in December 2019 (the “2019 Credit Facility”), including repayments of $1.17 billion using proceeds from the April 2020 Term Loan (as defined below).
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used for):
Operating activities	$800.0	$785.1
Investing activities	(253.4)	(323.3)
Financing activities	(606.0)	(650.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(118.3)	(16.6)
Net decrease in cash and cash equivalents, and restricted cash	$(177.7)	$(205.2)
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
In April 2019, Tata Teleservices Limited and Tata Sons Limited, two of our minority holders in India, delivered notice of exercise of their put options with respect to their remaining combined holdings in our Indian subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). Accordingly, we expect to pay an amount equivalent to INR 24.8 billion (approximately $328.0 million at the March 31, 2020 exchange rate) to redeem the put shares in 2020, subject to regulatory approval.
As of March 31, 2020, we had total outstanding indebtedness of $24.7 billion, with a current portion of $2.6 billion. During the three months ended March 31, 2020, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and cash on hand, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2020, together with our borrowing capacity under our credit facilities and cash on hand, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. As of March 31, 2020, we had $1.1 billion of cash and cash equivalents held by our foreign subsidiaries, of which $312.5 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2020 was attributable to an increase in the operating profit of our property segments which was offset by an increase in cash used for working capital and deferred rent balances. The increase in cash used for working capital was primarily attributable to an increase in accounts receivable.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2020 are highlighted below:
•We spent $49.3 million for acquisitions.
•We spent $225.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$87.2
Ground lease purchases (2)	32.6
Capital improvements and corporate expenditures (3)	31.7
Redevelopment	51.0
Start-up capital projects	22.6
Total capital expenditures (4)	$225.1
_______________
(1)Includes the construction of 1,008 communications sites globally.
(2)Includes $10.7 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $2.0 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $2.0 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that COVID-19 will have several impacts on our 2020 capital spending program, including the translational effects of foreign currency exchange rate fluctuations which reduce the U.S. Dollar equivalent of the total expected spend and the expectation that the construction of approximately 1,000 sites in India will be delayed until future periods. We expect that our 2020 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$360	to	$390
Ground lease purchases	175	to	185
Capital improvements and corporate expenditures	155	to	175
Redevelopment	230	to	250
Start-up capital projects	130	to	150
Total capital expenditures	$1,050	to	$1,150
_______________
(1) Includes the construction of approximately 5,000 to 6,000 communications sites globally.

Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Proceeds from issuance of senior notes, net	$1,496.0	$1,241.6
Proceeds from credit facilities, net	86.8	465.0
Proceeds from term loan	750.0	1,300.0
Repayments of term loan	(1,000.0)	(1,500.0)
Repayments of senior notes	(500.0)	(1,000.0)
Distributions to noncontrolling interest holders, net	(13.5)	(13.8)
Purchase of redeemable noncontrolling interest (1)	(524.4)	(425.7)
Distributions paid on common stock	(454.9)	(377.1)
Purchases of common stock	(39.7)	—
___________
(1) During the three months ended March 31, 2020, we completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of the our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million. In the fourth quarter of 2018, two of our minority holders in India delivered notice of exercise of their put options with respect to certain shares in our Indian subsidiary, ATC TIPL. During the three months ended March 31, 2019, we completed the redemption of the put shares for total consideration of INR 29.4 billion ($425.7 million at the date of redemption).
Senior Notes
Repayments of Senior Notes
Repayment of 5.900% Senior Notes—On January 15, 2020, we redeemed all of the $500.0 million aggregate principal amount of the 5.900% Notes at a price equal to 106.7090% of the principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of approximately $539.6 million, including $6.1 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of the repayment, none of the 5.900% Notes remained outstanding.
Notice of Redemption of 2.800% Senior Notes—On April 9, 2020, we delivered notice of our election to call for redemption all of our outstanding 2.800% senior unsecured notes due 2020 (the “2.800% Notes”). We intend to redeem the 2.800% Notes at a price equal to the principal amount of the 2.800% Notes, together with accrued interest, if any, up to, but excluding, the redemption date, which has been set for May 11, 2020.
Offerings of Senior Notes
2.400% Senior Notes and 2.900% Senior Notes Offering—On January 10, 2020, we completed a registered public offering of $750.0 million aggregate principal amount of 2.400% senior unsecured notes due 2025 (the “2.400% Notes”) and $750.0 million aggregate principal amount of 2.900% senior unsecured notes due 2030 (the “2.900% Notes”). The net proceeds from this offering were approximately $1,483.4 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility.
The 2.400% Notes will mature on March 15, 2025 and bear interest at a rate of 2.400% per annum. The 2.900% Notes will mature on January 15, 2030 and bear interest at a rate of 2.900% per annum. Accrued and unpaid interest on the 2.400% Notes will be payable in U.S. Dollars semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020. Accrued and unpaid interest on the 2.900% Notes will be payable in U.S. Dollars semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2020. Interest on the 2.400% Notes and the 2.900% Notes will accrue from January 10, 2020 and will be computed on the basis of a 360-day year comprised of twelve 30-day months.
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

Bank Facilities
2019 Multicurrency Credit Facility—During the three months ended March 31, 2020, we borrowed an aggregate of 875.0 million EUR ($971.8 million as of the borrowing dates) and repaid an aggregate of $700.0 million of revolving indebtedness under our $3.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”). We used the borrowings to repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Multicurrency Credit Facility in the ordinary course.
2019 Credit Facility—During the three months ended March 31, 2020, we borrowed an aggregate of $1.7 billion and repaid an aggregate of $1.9 billion of revolving indebtedness under the 2019 Credit Facility. We used the borrowings to repay existing indebtedness, to purchase redeemable noncontrolling interests and for general corporate purposes. We currently have $6.1 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Credit Facility in the ordinary course.
2020 Term Loan—On February 13, 2020, we entered into the 2020 Term Loan, the net proceeds of which were used, together with cash on hand, to repay all outstanding indebtedness under our $1.3 billion unsecured term loan entered into on February 14, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.
As of March 31, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), and the 2020 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance ($ in millions)		Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2019 Multicurrency Credit Facility	$965.4	(3)	June 28, 2023	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Credit Facility	$1,415.0		January 31, 2025	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,000.0		January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2020 Term Loan	$750.0		February 12, 2021		0.65%	0.00%	0.65% and 0.00%
___________
(1) Currently borrowed at the London Interbank Offered Rate (“LIBOR”).
(2) Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(3) Reflects borrowings denominated in EUR.
(4) Subject to two optional renewal periods.
We must pay a quarterly commitment fee on the undrawn portion of each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility. The commitment fee for the 2019 Multicurrency Credit Facility and the 2019 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
April 2020 Term Loan—On April 3, 2020, we entered into a $1.14 billion unsecured term loan due April 2, 2021, which was subsequently increased to $1.19 billion effective April 21, 2020 (the “April 2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 Credit Facility. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.
The 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan, the 2020 Term Loan and the April 2020 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan, the 2020 Term Loan and the April 2020 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

Stock Repurchase Programs—In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In December 2017, our Board of Directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback” and, together with the 2011 Buyback, the “Buyback Programs”).
During the three months ended March 31, 2020, we repurchased 213,352 shares of our common stock under the 2011 Buyback for an aggregate of $45.1 million (of which $5.4 million was accrued as of March 31, 2020). During the three months ended March 31, 2020, there were no repurchases under the 2017 Buyback.
We expect to continue managing the pacing of the remaining approximately $2.0 billion (as of April 22, 2020) under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the Buyback Programs are subject to, among other things, us having available cash to fund repurchases.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan and upon exercise of stock options granted under our equity incentive plan. For the three months ended March 31, 2020, we received an aggregate of $11.1 million in proceeds upon exercises of stock options.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $7.9 billion to our common stockholders, including the dividend paid in January 2020, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending after 2017 and before 2026.
During the three months ended March 31, 2020, we paid $1.01 per share, or $447.3 million, to common stockholders of record. In addition, we declared a distribution of $1.08 per share, or $478.8 million, paid on April 29, 2020 to our common stockholders of record at the close of business on April 14, 2020.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2020, the amount accrued for distributions payable related to unvested restricted stock units was $8.6 million. During the three months ended March 31, 2020, we paid $7.6 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2019 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan, the 2020 Term Loan and the April 2020 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2020, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2020 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $6.0	~ $1.0
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $12.3 (4)	~ $4.1
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the 2015 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2020, $66.9 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2020	DSCR as of March 31, 2020	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$59.2	9.98x	$231.8	$235.8
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$73.9	11.26x	$595.1	$604.1
_______________
(1) Based on the net cash flow of the applicable issuer or borrower as of March 31, 2020 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the 2015 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to any series of the 2015 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the 2015 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of any series of the 2015 Notes, declare such series of 2015 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on a series of the 2015 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,540 communications sites that secure the 2015 Notes or the 5,114 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report, extreme market volatility and disruption caused by the COVID-19 pandemic may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2019 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2019 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2020. We have made no material changes to the critical accounting policies described in the 2019 Form 10-K.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of adjusted gross revenue (“AGR”) and associated fees and charges, which was reaffirmed in March 2020, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1,045.2 million as of March 31, 2020, which represents 12% of our consolidated balance of $8,485.7 million. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $998.5 million and $446.9 million, respectively, as of March 31, 2020, which represent 13% and 15% of our consolidated balances of $7,458.1 million and $3,028.2 million, respectively.
During the three months ended March 31, 2020, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately 8%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation, each of which could be impacted by our tenants’ ability to perform their contractual obligations as a result of the AGR ruling or otherwise.
For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of December 31, 2019 and determined that a (i) less than 1% reduction of projected revenues, (ii) 42 basis point increase in the weighted-average cost of capital or (iii) 17% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the three months ended March 31, 2020. Events that could negatively affect our India reporting unit’s financial results include increased customer attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report.
The carrying value of goodwill in the India reporting unit was $1.0 billion as of March 31, 2020, which represents 16% of our consolidated balance of $5.9 billion.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2020, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $12.9 million, has an interest rate of 5.37% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2020 consisted of $965.4 million under the 2019 Multicurrency Credit Facility, $1.4 billion under the 2019 Credit Facility, $1.0 billion under the 2019 Term Loan, $750.0 million under the 2020 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $12.1 million under the South African credit facility, $4.3 million under the Colombian credit facility after giving effect to our interest rate swap agreement and $57.3 million under the debt we assumed in connection with the Eaton Towers Acquisition. A 10% increase in current interest rates would result in an additional $2.2 million of interest expense for the three months ended March 31, 2020.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2020, 44% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2020, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $106.7 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2020 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at Eaton Towers which we acquired on December 31, 2019, for the year ended December 31, 2019. We consider Eaton Towers material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Eaton Towers into our internal control structure.

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
We have updated certain risk factors as set forth below. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the 2019 Form 10-K.

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

A significant reduction in leasing demand for our communications infrastructure would materially and adversely affect our business, results of operations or financial condition. Factors that may affect such demand include:
•increased mergers, consolidations or exits that reduce the number of wireless service providers or increased use of network sharing among governments or wireless service providers;
•the financial condition of wireless service providers, including as a result of the COVID-19 pandemic;
•zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;
•governmental licensing of spectrum or restriction or revocation of our tenants’ spectrum licenses;
•a decrease in consumer demand for wireless services, including due to general economic conditions, disruption in the financial and credit markets or global social, political or health crises, such as the adverse impact of the COVID-19 pandemic on the global economy and markets;
•the ability and willingness of wireless service providers to maintain or increase capital expenditures on network infrastructure;
•delays or changes in the deployment of next generation wireless technologies; and
•technological changes.

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

One or more of our tenants, or their parent companies, may experience financial difficulties, file for bankruptcy or reduce or terminate operations as a result of a prolonged economic downturn, economic difficulties (including those from the imposition of taxes, fees, regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial, such as those imposed in India as a result of the October 2019 Indian Supreme Court ruling regarding the definition of AGR and associated fees and charges), or otherwise. The recent COVID-19 pandemic could adversely and materially affect our tenants through disruptions of, among other things, their ability to procure telecommunications equipment through their supply chains and their ability to maintain liquidity and deploy network capital, with potential decreases in consumer spending contributing to liquidity risks. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

Due to the long-term nature of our tenant leases, we depend on the continued financial strength of our tenants. Many wireless service providers operate with substantial levels of debt. In our international operations, many of our tenants are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.

In addition, many of our tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets, such as the current environment driven by the significant disruptions caused by the COVID-19 pandemic. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, file for bankruptcy or reduce or terminate operations, which could materially and adversely affect demand for our communications sites and our services business.

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

In addition, federal, state and local governments in many of our markets have recently taken actions to contain the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders and business shutdowns, among others, and may take additional actions in the future. In response to governmental actions, we have taken a variety of measures, including providing support for our tenants remotely, requiring work-from-home arrangements and travel restrictions for our employees where practicable and other modifications to our business practices. These governmental actions could remain effective for a prolonged period of time with potential material adverse impacts on our, and our tenants’, business operations. Moreover, while the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatement is difficult to predict and may materially affect our operations in the future.

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
•uncertain, inconsistent or changing laws, regulations, rulings or methodologies impacting our existing and anticipated international operations, fees or other requirements directed specifically at the ownership and operation of communications sites or our international acquisitions, any of which laws, fees or requirements may be applied retroactively or with significant delay;
•failure to retain our tax status or to obtain an expected tax status for which we have applied;
•expropriation or governmental regulation restricting foreign ownership or requiring reversion or divestiture;
•laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;
•changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
•changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;
•actions restricting or revoking our tenants’ spectrum licenses, or alterations or interpretations thereof, or suspending or terminating business under prior licenses;
•failure to comply with anti-bribery laws such as the Foreign Corrupt Practices Act or similar local anti-bribery laws, or the Office of Foreign Assets Control requirements;
•failure to comply with data privacy laws or other protections of employee health and personal information;
•material site issues related to security, fuel availability and reliability of electrical grids;
•significant increases in, or implementation of new, license surcharges on our revenue;
•loss of key personnel, including expatriates, in markets where talent is difficult or expensive to acquire; and
•price-setting or other similar laws or regulations for the sharing of passive infrastructure.

We also face risks associated with changes in foreign currency exchange rates, including those arising from the impacts of COVID-19 on the global economy and markets and those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates, which has recently increased as a result of uncertainties caused by COVID-19, can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in their respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would negatively impact our reported revenues, operating profits and income.

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

As we continue to acquire and build communications sites and other communications infrastructure assets in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and innovation activities depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations. Additionally, temporary business closures and social distancing measures in response to COVID-19 may have a negative impact on the timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Our expansion and innovation initiatives could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects of and restrictions in response to the COVID-19 pandemic in any of our markets. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, integrating information technology systems, acquiring permits and visiting, inspecting, engineering and upgrading tower sites or related communications infrastructure assets, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired tower portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, in addition to additional capital expenditures, general liability risks associated with such towers will exist until such time as those towers are upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations may be adversely affected. Our international expansion initiatives are subject to additional risks such as those described above.

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

Our leverage and debt service obligations could have significant negative consequences to our business, results of operations or financial condition, including:
•requiring the dedication of a substantial portion of our cash flow from operations to service our debt, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures and REIT distributions;
•impairing our ability to meet one or more of the financial ratio covenants contained in our debt agreements or to generate cash sufficient to pay interest or principal due under those agreements, which could result in an acceleration of some or all of our outstanding debt and the loss of the towers securing such debt if a default remains uncured;
•limiting our ability to obtain additional debt or equity financing, thereby placing us at a possible competitive disadvantage to less leveraged competitors and competitors that may have better access to capital resources, including with respect to acquiring assets; and
•limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

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

Further, extreme market volatility and disruption caused by COVID-19 may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. The extent to which COVID-19 will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.

Our towers, fiber networks, data centers or computer systems may be affected by natural disasters, security breaches and other unforeseen events for which our insurance may not provide adequate coverage.

Our towers, fiber networks, data centers and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and wind storms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as the potential adverse effects of COVID-19 (including attacks on towers instigated by claims that the deployment of fifth generation (5G) networks is linked to the COVID-19 outbreak) or other pandemics and acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Climate change or efforts to regulate emissions may also have direct or indirect effects on our business by increasing the cost of emission compliance or fuel we need to deliver primary power to our tenants under our contractual obligations, typically through diesel-powered generators, in emerging markets. Further, any damage or destruction to, or inability to access our towers, fiber networks, data centers or computer systems, as a result of measures implemented in response to COVID-19 or otherwise, may impact our ability to provide services to our tenants and lead to tenant loss, which could have a material adverse effect on our business, results of operations or financial condition.

As part of our normal business activities and in our innovation or managed networks businesses, we rely on information technology and other computing resources. Our computer systems, network operation centers or power systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft and exploiting potentially vulnerable services, such as virtual private networks and communication and collaboration platforms as a result of increased teleworking activity in response to COVID-19), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, breached or otherwise cease to function properly, we could suffer interruptions in our operations, including our ability to correctly record, process and report financial information, our tenants’ network availability may be impacted or we could unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords, or tenant information on our innovation or managed networks businesses), which could result in a loss of revenue, damage our reputation, litigation, penalties under existing or future data privacy laws and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, our recent acquisitions, including acquisitions of fiber businesses, may increase our exposure to the risks described above and have material and adverse effects on our business.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2020, we repurchased a total of 213,352 shares of our common stock for an aggregate of $45.1 million, including commissions and fees, pursuant to the 2011 Buyback. We had no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
				(in millions)
January 1, 2020 - January 31, 2020	—	$—	—	$92.4
February 1, 2020 - February 29, 2020	—	$—	—	$92.4
March 1, 2020 - March 31, 2020	213,352	$211.45	213,352	$47.3
Total First Quarter	213,352	$211.45	213,352	$47.3
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
(3) Remaining under the 2011 Buyback.

We continued to repurchase shares of our common stock pursuant to the 2011 Buyback subsequent to March 31, 2020. Between April 1, 2020 and April 22, 2020, we repurchased an additional 48,251 shares of our common stock for an aggregate of $10.3 million, including commissions and fees. As a result, as of April 29, 2020, we had repurchased a total of 14.4 million shares of our common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees.
We expect to continue to manage the pacing of the remaining approximately $2.0 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback and the 2017 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

10.1	Term Loan Agreement, dated February 13, 2020, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, PNC Bank, National Association, TD Securities (USA) LLC and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, as Co-Syndication Agents and The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, PNC Capital Markets LLC, TD Securities (USA) LLC and BBVA Securities Inc., as Joint Lead Arrangers and Joint Bookrunners	10-K	001-14195	February 25, 2020	10.32

10.2	Term Loan Agreement, dated as of April 3, 2020, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, Morgan Stanley MUFG Loan Partners, LLC and The Bank of Nova Scotia, as Co-Syndication Agents and TD Securities (USA) LLC, CoBank, ACB and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners	Filed herewith as Exhibit 10.2	—	—	—

10.3	Form of Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	April 16, 2020	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 29, 2020	By:	/S/ RODNEY M . SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)