Form 10-Q
period 2020-06-30
AMERICAN TOWER CORP /MA/
filed 2020-07-30
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2020.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 23, 2020, there were 443,567,868 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,038.1	$1,501.2
Restricted cash	68.0	76.8
Accounts receivable, net	585.2	462.2
Prepaid and other current assets	535.3	513.6
Total current assets	3,226.6	2,553.8
PROPERTY AND EQUIPMENT, net	11,545.7	12,084.4
GOODWILL	5,822.4	6,178.3
OTHER INTANGIBLE ASSETS, net	11,613.8	12,318.4
DEFERRED TAX ASSET	138.6	131.8
DEFERRED RENT ASSET	1,841.3	1,771.1
RIGHT-OF-USE ASSET	6,934.1	7,357.4
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	393.4	406.4
TOTAL	$41,515.9	$42,801.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$108.2	$148.1
Accrued expenses	879.2	958.2
Distributions payable	493.4	455.0
Accrued interest	203.6	209.4
Current portion of operating lease liability	494.3	494.5
Current portion of long-term obligations	3,366.0	2,928.2
Unearned revenue	400.2	294.3
Total current liabilities	5,944.9	5,487.7
LONG-TERM OBLIGATIONS	21,849.2	21,127.2
OPERATING LEASE LIABILITY	6,086.8	6,510.4
ASSET RETIREMENT OBLIGATIONS	1,347.4	1,384.1
DEFERRED TAX LIABILITY	804.2	768.3
OTHER NON-CURRENT LIABILITIES	880.8	937.0
Total liabilities	36,913.3	36,214.7
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	542.3	1,096.5
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 454,476 and 453,541 shares issued; and 443,561 and 442,890 shares outstanding, respectively	4.5	4.5
Additional paid-in capital	10,297.8	10,117.7
Distributions in excess of earnings	(1,125.1)	(1,016.8)
Accumulated other comprehensive loss	(4,274.5)	(2,823.6)
Treasury stock (10,915 and 10,651 shares at cost, respectively)	(1,282.4)	(1,226.4)
Total American Tower Corporation equity	3,620.3	5,055.4
Noncontrolling interests	440.0	435.0
Total equity	4,060.3	5,490.4
TOTAL	$41,515.9	$42,801.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Property	$1,893.2	$1,848.9	$3,866.4	$3,634.9
Services	19.8	40.7	39.7	68.1
Total operating revenues	1,913.0	1,889.6	3,906.1	3,703.0
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	530.3	549.4	1,074.4	1,082.4
Services	9.7	13.9	17.6	24.3
Depreciation, amortization and accretion	454.9	448.9	927.2	885.8
Selling, general, administrative and development expense	188.6	164.8	406.4	362.9
Other operating expenses	38.2	28.7	52.4	48.8
Total operating expenses	1,221.7	1,205.7	2,478.0	2,404.2
OPERATING INCOME	691.3	683.9	1,428.1	1,298.8
OTHER INCOME (EXPENSE):
Interest income	8.4	11.7	18.5	24.1
Interest expense	(197.7)	(204.5)	(406.5)	(412.0)
Loss on retirement of long-term obligations	—	(22.1)	(34.6)	(22.2)
Other (expense) income (including foreign currency (losses) gains of $(37.8), $(5.3), $(103.3) and $14.8, respectively)	(42.5)	(5.1)	(106.3)	16.8
Total other expense	(231.8)	(220.0)	(528.9)	(393.3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	459.5	463.9	899.2	905.5
Income tax provision	(11.1)	(29.6)	(32.2)	(63.6)
NET INCOME	448.4	434.3	867.0	841.9
Net income attributable to noncontrolling interests	(2.3)	(5.2)	(5.9)	(15.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	446.1	429.1	861.1	826.5
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$446.1	$429.1	$861.1	$826.5
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.01	$0.97	$1.94	$1.87
Diluted net income attributable to American Tower Corporation common stockholders	$1.00	$0.96	$1.93	$1.86
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	443,436	442,203	443,245	441,778
DILUTED	445,867	445,337	445,893	445,040
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$448.4	$434.3	$867.0	$841.9
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.1)	0.0	(0.1)	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.1	0.0	0.1	0.1
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0, $(0.5), $0.0, and $0.5, respectively	5.8	74.1	(1,337.7)	87.0
Other comprehensive income (loss)	5.8	74.1	(1,337.7)	87.0
Comprehensive income (loss)	454.2	508.4	(470.7)	928.9
Allocation of accumulated other comprehensive income resulting from purchase of noncontrolling interest and redeemable noncontrolling interest	—	—	(142.2)	(52.4)
Comprehensive (income) loss attributable to noncontrolling interests	(10.9)	(13.8)	23.1	(13.8)
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$443.3	$494.6	$(589.8)	$862.7
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$867.0	$841.9
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	927.2	885.8
Stock-based compensation expense	74.9	64.4
Loss on early retirement of long-term obligations	34.6	22.2
Other non-cash items reflected in statements of operations	169.0	86.5
Increase in net deferred rent balances	(110.8)	(11.0)
Right-of-use asset and Operating lease liability, net	0.9	39.5
Increase in assets	(226.3)	(52.4)
Increase (decrease) in liabilities	52.3	(55.2)
Cash provided by operating activities	1,788.8	1,821.7
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(424.9)	(464.3)
Payments for acquisitions, net of cash acquired	(232.7)	(134.5)
Proceeds from sale of short-term investments and other non-current assets	9.3	368.7
Payments for short-term investments	—	(355.9)
Deposits and other	9.5	(4.7)
Cash used for investing activities	(638.8)	(590.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	4,045.4	2,620.0
Proceeds from issuance of senior notes, net	3,482.9	3,529.7
Proceeds from term loan	1,940.0	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases	(8,324.5)	(7,413.2)
Distributions to noncontrolling interest holders, net	(13.6)	(14.0)
Purchases of common stock	(56.0)	—
Proceeds from stock options and employee stock purchase plan	34.3	56.6
Distributions paid on common stock	(933.8)	(775.1)
Payment for early retirement of long-term obligations	(33.5)	(21.0)
Deferred financing costs and other financing activities	(123.6)	(104.7)
Purchase of redeemable noncontrolling interest	(524.4)	(425.7)
Cash used for financing activities	(506.8)	(1,247.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(115.1)	(2.5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	528.1	(18.9)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,578.0	1,304.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,106.1	$1,286.0
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $9.6 AND $6.2, RESPECTIVELY)	$67.6	$77.9
CASH PAID FOR INTEREST	$395.2	$419.3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$31.6	$34.0
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(20.3)	$(73.8)
Settlement of third-party debt	$(5.0)	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2019 and 2020	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2019	452,525	$4.5	(10,557)	$(1,206.8)	$10,447.9	$(2,672.2)	$(1,226.4)	$553.3	$5,900.3
Stock-based compensation related activity	377	0.0	—	—	39.1	—	—	—	39.1
Issuance of common stock- stock purchase plan	41	0.0	—	—	5.7	—	—	—	5.7
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.0	—	—	0.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	65.5	—	7.4	72.9
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Common stock distributions declared	—	—	—	—	—	—	(408.9)	—	(408.9)
Net income	—	—	—	—	—	—	429.1	5.2	434.3
BALANCE, JUNE 30, 2019	452,943	$4.5	(10,557)	$(1,206.8)	$10,492.7	$(2,606.7)	$(1,206.2)	$565.6	$6,043.1

BALANCE, APRIL 1, 2020	454,196	$4.5	(10,864)	$(1,271.5)	$10,255.6	$(4,271.7)	$(1,082.5)	$430.2	$4,064.6
Stock-based compensation related activity	242	0.0	—	—	35.3	—	—	—	35.3
Issuance of common stock- stock purchase plan	38	0.0	—	—	6.9	—	—	—	6.9
Treasury stock activity	—	—	(51)	(10.9)	—	—	—	—	(10.9)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2.8)	—	7.7	4.9
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Common stock distributions declared	—	—	—	—	—	—	(488.7)	—	(488.7)
Net income	—	—	—	—	—	—	446.1	2.3	448.4
BALANCE, JUNE 30, 2020	454,476	$4.5	(10,915)	$(1,282.4)	$10,297.8	$(4,274.5)	$(1,125.1)	$440.0	$4,060.3

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2019 and 2020	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	1,285	0.0	—	—	53.8	—	—	—	53.8
Issuance of common stock- stock purchase plan	41	0.0	—	—	5.7	—	—	—	5.7
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	88.6	—	(12.7)	75.9
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Purchase of redeemable noncontrolling interest	—	—	—	—	52.4	(52.4)	—	—	—
Impact of lease accounting standard adoption	—	—	—	—	—	—	(24.7)	—	(24.7)
Common stock distributions declared	—	—	—	—	—	—	(808.5)	—	(808.5)
Net income	—	—	—	—	—	—	826.5	15.4	841.9
BALANCE, JUNE 30, 2019	452,943	$4.5	(10,557)	$(1,206.8)	$10,492.7	$(2,606.7)	$(1,206.2)	$565.6	$6,043.1

BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	897	0.0	—	—	31.0	—	—	—	31.0
Issuance of common stock- stock purchase plan	38	0.0	—	—	6.9	—	—	—	6.9
Treasury stock activity	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,308.7)	—	2.2	(1,306.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.7)	(1.7)
Purchase of redeemable noncontrolling interest	—	—	—	—	142.2	(142.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(969.4)	—	(969.4)
Net income	—	—	—	—	—	—	861.1	4.5	865.6
BALANCE, JUNE 30, 2020	454,476	$4.5	(10,915)	$(1,282.4)	$10,297.8	$(4,274.5)	$(1,125.1)	$440.0	$4,060.3
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of June 30, 2020, the Company holds (i) a 51% controlling interest in ATC Europe B.V. (“ATC Europe”), a joint venture that primarily consists of the Company’s operations in France, Germany and Poland (PGGM holds a 49% noncontrolling interest) and (ii) a 79% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.
During the six months ended June 30, 2020, the Company completed the acquisition of MTN Group Limited’s (“MTN”) 49% redeemable noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. The purchase is reflected in the consolidated statements of equity as increases of $142.2 million in each of Additional Paid-in Capital and Accumulated Other Comprehensive Loss.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$2,038.1	$1,192.2
Restricted cash	68.0	93.8
Total cash and cash equivalents and restricted cash	$2,106.1	$1,286.0
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
Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with tenants for the three and six months ended June 30, 2020.
Services revenue—The Company offers tower-related services in the United States. These services include site application, zoning and permitting (“AZP”) and structural analysis. There is a single performance obligation related to AZP and revenue is recognized over time based on milestones achieved, which are determined based on costs expected to be incurred. Structural analysis services may have more than one performance obligation, contingent upon the number of contracted services. Revenue is recognized at the point in time the services are completed.
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2020	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$62.4	$2.3	$3.0	$1.6	$28.3	$97.6
Services revenue	19.8	—	—	—	—	19.8
Total non-lease revenue	$82.2	$2.3	$3.0	$1.6	$28.3	$117.4
Property lease revenue	1,025.1	269.0	203.0	33.1	265.4	1,795.6
Total revenue	$1,107.3	$271.3	$206.0	$34.7	$293.7	$1,913.0

Three Months Ended June 30, 2019	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$60.8	$2.1	$0.7	$1.2	$34.8	$99.6
Services revenue	40.7	—	—	—	—	40.7
Total non-lease revenue	$101.5	$2.1	$0.7	$1.2	$34.8	$140.3
Property lease revenue	946.4	319.0	140.7	32.4	310.8	1,749.3
Total revenue	$1,047.9	$321.1	$141.4	$33.6	$345.6	$1,889.6

Six Months Ended June 30, 2020	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$121.0	$4.5	$5.9	$3.1	$61.2	$195.7
Services revenue	39.7	—	—	—	—	39.7
Total non-lease revenue	$160.7	$4.5	$5.9	$3.1	$61.2	$235.4
Property lease revenue	2,056.4	553.4	425.6	66.1	569.2	3,670.7
Total revenue	$2,217.1	$557.9	$431.5	$69.2	$630.4	$3,906.1

Six Months Ended June 30, 2019	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$119.6	$4.5	$1.5	$2.0	$69.8	$197.4
Services revenue	68.1	—	—	—	—	68.1
Total non-lease revenue	$187.7	$4.5	$1.5	$2.0	$69.8	$265.5
Property lease revenue	1,873.9	605.5	283.9	65.1	609.1	3,437.5
Total revenue	$2,061.6	$610.0	$285.4	$67.1	$678.9	$3,703.0
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
In March 2020, the FASB issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. As of June 30, 2020, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2. PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Prepaid assets	$101.2	$56.8
Prepaid income tax	209.2	185.8
Unbilled receivables	98.8	142.3
Value added tax and other consumption tax receivables	48.3	71.3
Other miscellaneous current assets	77.8	57.4
Prepaid and other current assets	$535.3	$513.6
3. LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the six months ended June 30, 2020, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2019 Form 10-K and there were no material changes in the terms and provisions of the Company’s leases in which the Company is either a lessor or a lessee. As of June 30, 2020, the Company does not have any material related party leases as either a lessor or a lessee.

Lessor— Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2020 were as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Fiscal Year	Amount (1)
Remainder of 2020	$2,878.5
2021	5,590.9
2022	4,998.2
2023	4,834.6
2024	4,628.3
Thereafter	18,971.5
Total	$41,902.0
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2020 and 2019.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of June 30, 2020, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2020.
Information about other lease-related balances is as follows:

	As of
	June 30, 2020	December 31, 2019
Operating leases:
Right-of-use asset	$6,934.1	$7,357.4

Current portion of lease liability	$494.3	$494.5
Lease liability	6,086.8	6,510.4
Total operating lease liability	$6,581.1	$7,004.9
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2020	December 31, 2019
Operating leases:
Weighted-average remaining lease term (years)	13.0	13.1
Weighted-average incremental borrowing rate	5.9%	6.1%
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$238.0	$255.8	$488.7	$510.8
Variable lease costs not included in lease liability (1)	71.2	70.8	132.6	123.1
_______________
(1)Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(490.4)	$(466.3)

Non-cash items:
New operating leases (1)	$82.6	$114.1
Operating lease modifications and reassessments (2)	$164.3	$95.7
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)Includes an $8.1 million reduction of the operating lease liability during the six months ended June 30, 2020.

As of June 30, 2020, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2020	$421.4
2021	831.8
2022	804.6
2023	772.4
2024	738.5
Thereafter	6,008.9
Total lease payments	9,577.6
Less amounts representing interest	(2,996.5)
Total lease liability	6,581.1
Less current portion of lease liability	(494.3)
Non-current lease liability	$6,086.8
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S.	Asia	Africa	Europe	Latin America
Balance as of January 1, 2020	$3,415.3	$1,021.8	$790.2	$256.2	$692.8	$2.0	$6,178.3
Additions and adjustments (1)	—	—	(137.0)	—	—	—	(137.0)
Effect of foreign currency translation	—	(55.8)	(26.0)	0.5	(137.6)	—	(218.9)
Balance as of June 30, 2020	$3,415.3	$966.0	$627.2	$256.7	$555.2	$2.0	$5,822.4
_______________
(1)Consists of $137.0 million of measurement period adjustments related to the Eaton Towers Acquisition (as defined in note 14).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2020			As of December 31, 2019
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,026.2	$(1,997.0)	$3,029.2	$5,150.8	$(1,920.4)	$3,230.4
Acquired tenant-related intangibles	Up to 20	12,352.2	(3,853.5)	8,498.7	12,674.1	(3,674.6)	8,999.5
Acquired licenses and other intangibles	3-20	94.1	(8.2)	85.9	106.7	(18.2)	88.5
Total other intangible assets		$17,472.5	$(5,858.7)	$11,613.8	$17,931.6	$(5,613.2)	$12,318.4
_______________
(1)Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, generally up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2020, the remaining weighted average amortization period of the Company’s intangible assets was 14 years. Amortization of intangible assets for the three and six months ended June 30, 2020 was $210.8 million and $428.3 million, respectively, and amortization of intangible assets for the three and six months ended June 30, 2019 was $199.6 million and $392.3 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2020	$421.2
2021	832.8
2022	829.1
2023	825.1
2024	816.1
2025	785.1
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Accrued construction costs	$15.6	$27.8
Accrued income tax payable	27.7	55.2
Accrued pass-through costs	76.0	74.2
Amounts payable to tenants	70.9	77.9
Accrued property and real estate taxes	203.5	198.1
Accrued rent	77.5	75.6
Payroll and related withholdings	67.5	102.4
Other accrued expenses	340.5	347.0
Total accrued expenses	$879.2	$958.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
6. LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	June 30, 2020	December 31, 2019	Maturity Date
2019 364-Day Term Loan (1) (2)	$—	$999.9	N/A
2020 Term Loan (1)	749.8	—	February 12, 2021
April 2020 Term Loan (1)	1,188.6	—	April 2, 2021
2019 Multicurrency Credit Facility (1) (3)	993.0	700.0	June 28, 2023
2019 Term Loan (1)	995.7	995.2	January 31, 2025
2019 Credit Facility (1)	—	1,600.0	January 31, 2025
2.800% senior notes (4)	—	749.4	N/A
3.300% senior notes (5)	749.2	748.5	February 15, 2021
3.450% senior notes (5)	648.3	647.7	September 15, 2021
5.900% senior notes (6)	—	498.9	N/A
2.250% senior notes	607.2	592.1	January 15, 2022
4.70% senior notes	698.6	698.2	March 15, 2022
3.50% senior notes	995.2	994.3	January 31, 2023
3.000% senior notes	725.9	704.9	June 15, 2023
5.00% senior notes	1,001.5	1,001.7	February 15, 2024
3.375% senior notes	645.0	644.4	May 15, 2024
2.950% senior notes	642.1	641.3	January 15, 2025
2.400% senior notes	744.4	—	March 15, 2025
1.375% senior notes	554.7	553.0	April 4, 2025
4.000% senior notes	743.8	743.2	June 1, 2025
1.300% senior notes	494.9	—	September 15, 2025
4.400% senior notes	496.8	496.6	February 15, 2026
1.950% senior notes	556.0	554.4	May 22, 2026
3.375% senior notes	988.7	987.9	October 15, 2026
3.125% senior notes	397.8	397.6	January 15, 2027
2.750% senior notes	743.9	743.5	January 15, 2027
3.55% senior notes	744.5	744.1	July 15, 2027
3.600% senior notes	693.0	692.6	January 15, 2028
3.950% senior notes	590.1	589.6	March 15, 2029
3.800% senior notes	1,632.5	1,631.7	August 15, 2029
2.900% senior notes	741.3	—	January 15, 2030
2.100% senior notes	739.8	—	June 15, 2030
3.700% senior notes	591.8	591.8	October 15, 2049
3.100% senior notes	735.0	—	June 15, 2050
Total American Tower Corporation debt	22,829.1	20,942.5

Series 2013-2A securities (7)	1,295.8	1,295.0	March 15, 2023
Series 2018-1A securities (7)	494.2	493.8	March 15, 2028
Series 2015-1 notes (8)	—	349.6	N/A
Series 2015-2 notes (9)	521.8	521.4	June 16, 2025
Other subsidiary debt (10)	49.3	422.4	Various
Total American Tower subsidiary debt	2,361.1	3,082.2
Finance lease obligations	25.0	30.7
Total	25,215.2	24,055.4
Less current portion of long-term obligations	(3,366.0)	(2,928.2)
Long-term obligations	$21,849.2	$21,127.2
_______________
(1)Accrues interest at a variable rate.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(2)Repaid in full on February 13, 2020 using proceeds from the 2020 Term Loan (as defined below), borrowings from the 2019 Credit Facility (as defined below) and cash on hand.
(3)As of June 30, 2020 reflects borrowings denominated in Euro (“EUR”).
(4)Repaid in full on May 11, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(5)Repaid in full on July 6, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(6)Repaid in full on January 15, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(8)Repaid in full on the June 2020 payment date with cash on hand.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(10)Includes the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021, debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, U.S. subsidiary debt related to a seller-financed acquisition and debt entered into by certain Eaton Towers Holdings Limited (“Eaton Towers”) subsidiaries acquired in connection with the Eaton Towers Acquisition (as defined in note 14) (the “Eaton Towers Debt”), which was denominated in multiple currencies, including USD, EUR, Kenyan Shilling and West African CFA Franc. During the six months ended June 30, 2020, the Company repaid all of the outstanding Eaton Towers Debt (approximately $330.6 million at the dates of payment). As of December 31, 2019, included the Brazil credit facility, which was denominated in Brazilian Reais and was repaid on March 6, 2020.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $750.0 million under its unsecured term loan entered into on February 13, 2020 (the “2020 Term Loan”), (ii) $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”), (iii) $650.0 million aggregate principal amount of 3.450% senior unsecured notes due 2021 (the “3.450% Notes”) and (iv) $1.19 billion under the April 2020 Term Loan (as defined below).
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
Securitizations

Repayment of Series 2015-1 Notes—On the June 2020 payment date, the Company repaid the entire $350.0 million aggregate principal amount outstanding under the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”), pursuant to the terms of the agreements governing such securities. The repayment was funded with cash on hand.
Repayments of Senior Notes
Repayment of 5.900% Senior Notes—On January 15, 2020, the Company redeemed all of the $500.0 million aggregate principal amount of 5.900% senior unsecured notes due 2021 (the “5.900% Notes”) at a price equal to 106.7090% of the principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of approximately $539.6 million, including $6.1 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the Company’s $2.35 billion senior unsecured revolving credit facility, as amended and restated in December 2019 (the “2019 Credit Facility”), and cash on hand. Upon completion of the redemption, none of the 5.900% Notes remained outstanding.
Repayment of 2.800% Senior Notes—On May 11, 2020, the Company redeemed all of the $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 (the “2.800% Notes”), at a price equal to the principal amount, together with accrued interest up to, but excluding May 11, 2020, for an aggregate redemption price of approximately $759.3 million, including $9.3 million in accrued interest. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of the redemption, none of the 2.800% Notes remained outstanding.
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
1.300% Senior Notes, 2.100% Senior Notes and 3.100% Senior Notes Offering—On June 3, 2020, the Company completed a registered public offering of $500.0 million aggregate principal amount of 1.300% senior unsecured notes due 2025 (the “1.300% Notes”), $750.0 million aggregate principal amount of 2.100% senior unsecured notes due 2030 (the “2.100% Notes”) and $750.0 million aggregate principal amount of 3.100% senior unsecured notes due 2050 (the “3.100% Notes” and, collectively with the 2.400% Notes, the 2.900% Notes, the 1.300% Notes and the 2.100% Notes, the “Notes”). The net proceeds from this offering were approximately $1,968.2 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Offering Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
2.400% Notes	$750.0	January 10, 2020	March 15, 2025	2.400%	September 15, 2020	March 15 and September 15	February 15, 2025
2.900% Notes	$750.0	January 10, 2020	January 15, 2030	2.900%	July 15, 2020	January 15 and July 15	October 15, 2029
1.300% Notes	$500.0	June 3, 2020	September 15, 2025	1.300%	March 15, 2021	March 15 and September 15	August 15, 2025
2.100% Notes	$750.0	June 3, 2020	June 15, 2030	2.100%	December 15, 2020	June 15 and December 15	March 15, 2030
3.100% Notes	$750.0	June 3, 2020	June 15, 2050	3.100%	December 15, 2020	June 15 and December 15	December 15, 2049
___________
(1)Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360-day year comprised of twelve 30-day months.
(2)The Company may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the Notes on or after the par call date, the Company will not be required to pay a make-whole premium.

If the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture, the Company may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
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

Bank Facilities—During the six months ended June 30, 2020, the Company increased the commitments under its $3.1 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”), and the 2019 Credit Facility by $100.0 million each to $3.1 billion and $2.35 billion, respectively.
2019 Multicurrency Credit Facility—During the six months ended June 30, 2020, the Company borrowed an aggregate of 910.0 million EUR ($1.0 billion as of the borrowing dates) and repaid an aggregate of $729.2 million, including 26.0 million EUR ($29.2 million as of the repayment date), of revolving indebtedness under the 2019 Multicurrency Credit Facility. The Company used the borrowings to repay existing indebtedness and for general corporate purposes.
2019 Credit Facility—During the six months ended June 30, 2020, the Company borrowed an aggregate of $3.0 billion and repaid an aggregate of $4.6 billion of revolving indebtedness under the 2019 Credit Facility. The Company used the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
borrowings to repay existing indebtedness, to purchase redeemable noncontrolling interests and for general corporate purposes.
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
The agreements for the 2020 Term Loan and the April 2020 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
As of June 30, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), the 2020 Term Loan and the April 2020 Term Loan were as follows:

	Outstanding Principal Balance (in millions)		Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2019 Multicurrency Credit Facility	$993.0	(3)	$3.8	June 28, 2023	(4)	1.125%	0.110%
2019 Credit Facility	$—		$0.8	January 31, 2025	(4)	1.125%	0.110%
2019 Term Loan	$1,000.0		N/A	January 31, 2025		1.125%	N/A
2020 Term Loan	$750.0		N/A	February 12, 2021		0.650%	N/A
April 2020 Term Loan	$1,190.0		N/A	April 2, 2021		1.750%	N/A
_______________
(1)LIBOR means the London Interbank Offered Rate.
(2)Fee on undrawn portion of each credit facility.
(3)Reflects borrowings denominated in EUR.
(4)Subject to two optional renewal periods.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2020			December 31, 2019
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$36.8	—	—	$9.0	—
Embedded derivative in lease agreement	—	—	$10.3	—	—	$10.7
Liabilities:
Interest rate swap agreements	—	$0.1	—	—	$7.5	—
Fair value of debt related to interest rate swap agreements (1)	$38.4	—	—	$3.3	—	—
Redeemable noncontrolling interests	—	—	$542.3	—	—	$1,096.5
_______________
(1)Included in the carrying values of the corresponding debt obligations.
During the six months ended June 30, 2020, the Company made no changes to the methods described in note 12 to its consolidated financial statements included in the 2019 Form 10-K that it used to measure the fair value of its interest rate swap agreements, the embedded derivative in one of its lease agreements and redeemable noncontrolling interests. The changes in fair value for the embedded derivative in one of its lease agreements during the six months ended June 30, 2020 and 2019 were not material to the consolidated financial statements. The changes in the carrying amount of the redeemable noncontrolling interests are described in note 10.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. The Company recorded $32.1 million and $35.8 million of impairments during the three and six months ended June 30, 2020, respectively, and $13.0 million and $31.1 million of impairments during the three and six months ended June 30, 2019, respectively. There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 or 2019.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2020 and December 31, 2019 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2020 and December 31, 2019, the carrying value of long-term obligations, including the current portion, was $25.2 billion and $24.1 billion, respectively. As of June 30, 2020, the fair value of long-term obligations, including the current portion, was $27.0 billion, of which $20.5 billion was measured using Level 1 inputs and $6.5 billion was measured using Level 2 inputs. As of December 31, 2019, the fair value of long-term obligations, including the current portion, was $25.0 billion, of which $17.5 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs.

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
The decreases in the income tax provision during the three and six months ended June 30, 2020 were primarily attributable to the remeasurement of the Company’s net deferred tax liabilities in Kenya as a result of a change in tax rate.
As of June 30, 2020 and December 31, 2019, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $125.2 million and $158.1 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2020 includes additions to the Company’s existing tax positions of $0.9 million and $2.1 million, respectively, and reductions due to foreign currency exchange rate fluctuations of $0.9 million and $13.3 million, respectively. Unrecognized tax benefits during the three and six months ended June 30, 2020 also include reductions due to the remeasurement of acquired liabilities of $15.0 million and $17.9 million, respectively, and reductions due to settlements of $3.6 million related to the acquisition of Eaton Towers. Uncertain tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 13 to the Company’s consolidated financial statements included in the 2019 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $54.6 million.
The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Penalties and income tax-related interest expense	$1.0	$1.1	$2.7	$2.2
As of June 30, 2020 and December 31, 2019, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $23.4 million and $26.6 million, respectively.
9. STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of June 30, 2020, the Company had the ability to grant stock-based awards with respect to an aggregate of 6.5 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2020 and 2019, the Company recorded and capitalized the following stock-based compensation expense:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense Property	$0.4	$0.4	$1.0	$1.0
Stock-based compensation expense Services	0.3	0.2	0.6	0.5
Stock-based compensation expense SG&A	26.5	21.3	73.3	62.9
Total stock-based compensation expense	$27.2	$21.9	$74.9	$64.4
Stock-based compensation expense capitalized as property and equipment	$0.4	$0.4	$0.9	$0.9
Stock Options—As of June 30, 2020, total unrecognized compensation expense related to unvested stock options was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.
The Company’s option activity for the six months ended June 30, 2020 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2020	3,060,242
Exercised	(320,915)
Forfeited	—
Expired	—
Outstanding as of June 30, 2020	2,739,327
 Restricted Stock Units—As of June 30, 2020, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $169.0 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the six months ended June 30, 2020, 2019 and 2018, the Company’s Compensation Committee granted an aggregate of 110,925 PSUs (the “2020 PSUs”), 114,823 PSUs (the “2019 PSUs”) and 131,311 PSUs (the “2018 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2020 PSUs, the 2019 PSUs and the 2018 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2020 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2020 (1)	1,454,350	528,908
Granted (2)	452,301	110,925
Vested and Released (3)	(598,206)	(282,774)
Forfeited (4)	(26,171)	(76,965)
Outstanding as of June 30, 2020	1,282,274	280,094
Vested and deferred as of June 30, 2020 (5)	58,204	—
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2019 PSUs and the 2018 PSUs, or 114,823 and 131,311 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2017 (the “2017 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 282,774 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2020 PSUs, or 110,925 shares, which includes 17,593 shares granted during the three months ended June 30, 2020 to the Company’s newly appointed Chief Executive Officer (“CEO”) and Chief Financial Officer and also includes 40,186 shares granted to the Company’s former CEO during the three months ended March 31, 2020 which were subsequently forfeited upon his retirement.
(3)PSUs consist of shares vested pursuant to the 2017 PSUs. There are no additional shares to be earned related to the 2017 PSUs.
(4)PSUs consist of shares forfeited in connection with the retirement of the Company’s former CEO, which includes the target number of shares issuable at the end of the three-year performance period for the 2020 PSUs and the pro-rated target numbers of shares issuable at the end of the three-year performance periods for the 2019 PSUs and the 2018 PSUs as calculated pursuant to the award agreements related to the 2019 PSUs and the 2018 PSUs.
(5)Vested and deferred RSUs are related to deferred compensation for certain former employees.

On April 11, 2020, the Company’s Compensation Committee changed the terms of the PSU award agreements as to the vesting applicable in the event of a PSU participant’s death, disability or qualified retirement (as defined in the award agreement) to be the same for all PSU participants, including the participant serving as CEO. The change in vesting terms is applicable for new PSU grants awarded to the CEO beginning on April 11, 2020 and does not change the vesting terms applicable to PSU grants awarded to the Company’s newly appointed CEO or former CEO prior to April 11, 2020.
During the three and six months ended June 30, 2020, the Company recorded $3.5 million and $16.4 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2020 was $8.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
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
During the six months ended June 30, 2020, the Company made no changes to the methods of determining redemption value described in note 15 to its consolidated financial statements included in the 2019 Form 10-K.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The put options may be exercised, requiring the Company to purchase the Remaining Shareholders’ equity interests, on specified dates through March 31, 2021. The price of the put options will be based on the fair market value of the exercising Remaining Shareholders’ interest in the Company’s India operations at the time the option is exercised. Put options held by certain of the Remaining Shareholders are subject to a floor price of 216 Indian Rupees (“INR”) per share.
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
In April 2019, Tata Teleservices and Tata Sons delivered notice of exercise of their put options with respect to 100% of their remaining holdings in ATC TIPL. Accordingly, the Company expects to pay an amount equivalent to INR 24.8 billion (approximately $328.6 million at the June 30, 2020 exchange rate) to redeem the put shares in 2020, subject to regulatory approval. After the completion of the redemption, the Company will hold an approximately 92% ownership interest in ATC TIPL.
Other Redeemable Noncontrolling Interests—During the six months ended June 30, 2020, the Company completed the acquisition of MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. During the year ended December 31, 2019, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owns and operates wireless communications towers in France. The Company’s controlling interest in Eure-et-Loir is 51% with local partners holding a 49% noncontrolling interest. The value of the Eure-et-Loir interests as of June 30, 2020 was $2.7 million.
The changes in Redeemable noncontrolling interests were as follows:

	Six Months Ended June 30,
	2020	2019
Balance as of January 1,	$1,096.5	$1,004.8
Net income (loss) attributable to noncontrolling interests	2.4	(0.2)
Adjustment to noncontrolling interest redemption value	(1.0)	0.2
Purchase of redeemable noncontrolling interest	(524.4)	(425.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(31.2)	11.1
Balance as of June 30,	$542.3	$590.2
11. EQUITY
Sales of Equity Securities—The Company receives proceeds from the sale of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2020, the Company received an aggregate of $34.3 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
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
During the six months ended June 30, 2020, the Company repurchased 264,086 shares of its common stock under the 2011 Buyback for an aggregate of $56.0 million. During the six months ended June 30, 2020, there were no repurchases under the 2017 Buyback. As of June 30, 2020, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of June 30, 2020, the Company has not made any repurchases under the 2017 Buyback.
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
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the six months ended June 30, 2020, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 19, 2020	July 10, 2020	June 19, 2020	$1.10	$487.9
March 12, 2020	April 29, 2020	April 14, 2020	$1.08	$478.8
December 11, 2019	January 14, 2020	December 27, 2019	$1.01	$447.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the six months ended June 30, 2019, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 22, 2019	July 12, 2019	June 19, 2019	$0.92	$407.0
March 7, 2019	April 26, 2019	April 11, 2019	$0.90	$397.8
December 5, 2018	January 14, 2019	December 27, 2018	$0.84	$370.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2020, the amount accrued for distributions payable related to unvested restricted stock units was $9.3 million. During the six months ended June 30, 2020 and 2019, the Company paid $7.7 million and $6.8 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
12. EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to American Tower Corporation common stockholders	$446.1	$429.1	$861.1	$826.5
Basic weighted average common shares outstanding	443,436	442,203	443,245	441,778
Dilutive securities	2,431	3,134	2,648	3,262
Diluted weighted average common shares outstanding	445,867	445,337	445,893	445,040
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.01	$0.97	$1.94	$1.87
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.00	$0.96	$1.93	$1.86

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	0	1	0	0
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,100 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2020, the Company has purchased an aggregate of 330 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $929.2 million and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
14. ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the six months ended June 30, 2020 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and six months ended June 30, 2020 and 2019, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acquisition and merger related expenses	$2.8	$3.8	$10.4	$5.8
Integration costs	$2.5	$2.1	$9.1	$6.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the six months ended June 30, 2020 and 2019, the Company recorded benefits of $3.3 million and $8.1 million related to pre-acquisition contingencies and settlements, respectively.
2020 Transactions
The estimated aggregate impact of the acquisitions completed in 2020 on the Company’s revenues and gross margin for the three months ended June 30, 2020 was approximately $1.7 million and $1.1 million, respectively, and for the six months ended June 30, 2020 was approximately $1.8 million and $1.2 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019. During the six months ended June 30, 2020, the Company completed the acquisition of an additional 323 communications sites pursuant to this agreement for an aggregate total purchase price of $82.5 million (as of the dates of acquisition), including value added tax, which are being accounted for as an acquisition of assets and are included in the table below. The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
Poland Acquisition—On June 16, 2020, the Company, through its recently formed Polish subsidiary, entered into a definitive agreement with Electronic Control Systems Spółka Akcyjna to acquire up to 50 communications sites in Poland for total consideration of 18.3 million Polish Zloty (“PLN”) ($4.6 million at the date of signing). Subsequently, on June 16, 2020, the Company completed the acquisition of 19 of these communications sites for total consideration of 8.5 million PLN ($2.2 million at the date of closing), including value added tax. This acquisition was accounted for as an asset acquisition and is included in the table below. Subsequent to June 30, 2020, the Company completed the acquisition of an additional seven communications sites. The remaining communications sites are expected to close in tranches, subject to customary closing conditions.
Other Acquisitions—During the six months ended June 30, 2020, the Company acquired a total of 201 communications sites as well as other communications infrastructure assets in the United States, France, Mexico and Peru, including 113 sites in connection with the Company’s agreements with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $103.6 million. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2020 acquisitions based upon their estimated fair value at the date of acquisition:

Allocation (1)
Current assets	$0.3
Property and equipment	74.3
Intangible assets (2):
Tenant-related intangible assets	74.3
Network location intangible assets	22.9
Other intangible assets	1.3
Other non-current assets	33.9
Current liabilities	(2.3)
Deferred tax liability	—
Other non-current liabilities	(16.4)
Net assets acquired	188.3
Goodwill	—
Fair value of net assets acquired	188.3
Debt assumed	—
Purchase price	$188.3
_______________
(1)Includes 17 sites in Peru held pursuant to long-term finance leases.
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

In addition to the acquisitions discussed above, the Company purchased 102 towers related to the AT&T transaction described in note 13 for an aggregate purchase price of $55.1 million.
Other Signed Acquisitions
Orange—On November 28, 2019, ATC France, a majority-owned subsidiary of the Company, entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. Subsequent to June 30, 2020, the Company completed the acquisition of 195 of these communications sites. The remaining communications sites are expected to close in tranches, subject to customary closing conditions.
2019 Transactions
Eaton Towers Acquisition—On December 31, 2019, the Company acquired 100% of the outstanding shares of Eaton Towers, which owns and operates approximately 5,800 communications sites across five African markets (the “Eaton Towers Acquisition”). During the three months ended June 30, 2020, the purchase price was reduced by approximately $4.2 million. The total consideration for the Eaton Towers Acquisition, including the Company’s assumption of Eaton Towers’ existing debt, was approximately $2.0 billion. The purchase price reflects a $14.0 million receivable from the seller for reimbursement of taxes. The Eaton Towers Acquisition was accounted for as a business combination and is subject to post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
The following table summarizes the preliminary and updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Eaton Towers Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of June 30, 2020.

	Preliminary Allocation	Updated Allocation
Current assets	$150.4	$153.5
Property and equipment	304.7	306.6
Intangible assets (1):
Tenant-related intangible assets	1,007.6	1,107.7
Network location intangible assets	272.2	326.2
Other non-current assets	99.5	110.0
Current liabilities	(82.0)	(91.3)
Deferred tax liability	(319.3)	(365.6)
Other non-current liabilities	(138.3)	(119.5)
Net assets acquired	1,294.8	1,427.6
Goodwill (2)	670.0	533.0
Fair value of net assets acquired	1,964.8	1,960.6
Debt assumed	(329.8)	(329.8)
Purchase price	$1,635.0	$1,630.8
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)The Company expects goodwill to be partially deductible for tax purposes.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pro forma revenues	$1,913.7	$1,975.5	$3,909.1	$3,876.5
Pro forma net income attributable to American Tower Corporation common stockholders	$446.0	$409.6	$860.6	$788.0
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.01	$0.93	$1.94	$1.78
Diluted net income attributable to American Tower Corporation common stockholders	$1.00	$0.92	$1.93	$1.77
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
As of June 30, 2020, the Company’s property operations consisted of the following:
•U.S.: property operations in the United States;
•Asia: property operations in India;
•Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;
•Europe: property operations in France, Germany and Poland; and
•Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru.
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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 is shown in the following tables. The “Other” column (i) represents amounts excluded from

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2020	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$1,087.5	$271.3	$206.0	$34.7	$293.7	$1,893.2	$19.8		$1,913.0
Segment operating expenses (1)	202.4	158.6	69.7	6.8	92.4	529.9	9.4		539.3
Segment gross margin	885.1	112.7	136.3	27.9	201.3	1,363.3	10.4		1,373.7
Segment selling, general, administrative and development expense (1)	37.3	33.5	20.8	4.8	20.3	116.7	2.1		118.8
Segment operating profit	$847.8	$79.2	$115.5	$23.1	$181.0	$1,246.6	$8.3		$1,254.9
Stock-based compensation expense								$27.2	27.2
Other selling, general, administrative and development expense								43.3	43.3
Depreciation, amortization and accretion								454.9	454.9
Other expense (2)								270.0	270.0
Income from continuing operations before income taxes									$459.5
Total assets	$22,416.6	$5,019.7	$4,599.9	$1,609.4	$6,832.9	$40,478.5	$29.1	$1,008.3	$41,515.9
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $26.5 million, respectively.
(2)Primarily includes interest expense.

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2019	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$1,007.2	$321.1	$141.4	$33.6	$345.6	$1,848.9	$40.7		$1,889.6
Segment operating expenses (1)	196.6	188.3	53.4	7.2	103.5	549.0	13.7		562.7
Segment gross margin	810.6	132.8	88.0	26.4	242.1	1,299.9	27.0		1,326.9
Segment selling, general, administrative and development expense (1)	42.2	17.7	13.9	6.1	23.8	103.7	2.0		105.7
Segment operating profit	$768.4	$115.1	$74.1	$20.3	$218.3	$1,196.2	$25.0		$1,221.2
Stock-based compensation expense								$21.9	21.9
Other selling, general, administrative and development expense								37.8	37.8
Depreciation, amortization and accretion								448.9	448.9
Other expense (2)								248.7	248.7
Income from continuing operations before income taxes									$463.9
Total assets	$21,991.8	$5,486.5	$2,178.0	$1,569.6	$7,469.9	$38,695.8	$55.8	$321.1	$39,072.7
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $21.3 million, respectively.
(2)Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Six Months Ended June 30, 2020	U.S.	Asia	Africa		Europe	Latin America
Segment revenues	$2,177.4	$557.9	$431.5		$69.2	$630.4	$3,866.4	$39.7		$3,906.1
Segment operating expenses (1)	392.4	322.6	147.4		13.4	197.6	1,073.4	17.0		1,090.4
Segment gross margin	1,785.0	235.3	284.1	—	55.8	432.8	2,793.0	22.7		2,815.7
Segment selling, general, administrative and development expense (1)	79.3	66.1	37.9		10.3	46.9	240.5	5.6		246.1
Segment operating profit	$1,705.7	$169.2	$246.2	$—	$45.5	$385.9	$2,552.5	$17.1		$2,569.6
Stock-based compensation expense									$74.9	74.9
Other selling, general, administrative and development expense									87.0	87.0
Depreciation, amortization and accretion									927.2	927.2
Other expense (2)									581.3	581.3
Income from continuing operations before income taxes										$899.2
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.6 million and $73.3 million, respectively.
(2)Primarily includes interest expense.

	Property					Total Property	Services	Other	Total
Six Months Ended June 30, 2019	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$1,993.5	$610.0	$285.4	$67.1	$678.9	$3,634.9	$68.1		$3,703.0
Segment operating expenses (1)	387.9	366.3	106.9	13.4	206.9	1,081.4	23.8		1,105.2
Segment gross margin	1,605.6	243.7	178.5	53.7	472.0	2,553.5	44.3		2,597.8
Segment selling, general, administrative and development expense (1)	83.9	44.3	27.1	11.3	51.5	218.1	5.4		223.5
Segment operating profit	$1,521.7	$199.4	$151.4	$42.4	$420.5	$2,335.4	$38.9		$2,374.3
Stock-based compensation expense								$64.4	64.4
Other selling, general, administrative and development expense								76.5	76.5
Depreciation, amortization and accretion								885.8	885.8
Other expense (2)								442.1	442.1
Income from continuing operations before income taxes									$905.5
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $1.5 million and $62.9 million, respectively.
(2)Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
16. SUBSEQUENT EVENTS
Repayment of 3.450% Senior Notes and 3.300% Senior Notes—On July 6, 2020, the Company redeemed all of the 3.450% Notes at a price equal to 103.5980% of the principal amount of the 3.450% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $680.3 million, including $6.9 million in accrued and unpaid interest. Also on July 6, 2020, the Company redeemed all of the 3.300% Notes at a price equal to 101.5090% of the principal amount of the 3.300% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $771.0 million, including $9.7 million in accrued and unpaid interest.
The Company expects to record a loss on retirement of long-term obligations of approximately $37.2 million, which includes prepayment consideration of $34.7 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of this redemption, none of the 3.450% Notes or the 3.300% Notes remained outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Q1 2020 Quarterly Report”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the six months ended June 30, 2020 and includes our U.S. property, Asia property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2020:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	25,152	15,449	412
Asia:
India (2)	73,617	—	1,076
Africa:
Burkina Faso	667	—	—
Ghana	3,236	665	27
Kenya	2,083	—	9
Niger	707	—	—
Nigeria	5,442	—	—
South Africa (2)	2,713	—	—
Uganda	3,311	—	12
Africa total	18,159	665	48
Europe:
France	2,315	309	8
Germany	2,211	—	—
Poland (3)	19	—	—
Europe total	4,545	309	8
Latin America:
Argentina (4)	105	—	10
Brazil (4)	16,734	2,255	104
Chile	2,859	—	22
Colombia (2)	5,000	—	4
Costa Rica	652	—	2
Mexico (5)	9,401	186	92
Paraguay	1,425	—	—
Peru	1,868	421	—
Latin America total	38,044	2,862	234
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)In India, South Africa and Colombia, we also own fiber.
(3)In June 2020, we launched operations in Poland through our acquisition of communications sites from Electronic Control Systems Spółka Akcyjna.
(4)In Argentina and Brazil, we also own or operate urban telecommunications assets, fiber and the rights to utilize certain existing utility infrastructure for future telecommunications equipment installation.
(5)In Mexico, we also own or operate urban telecommunications assets, including fiber, concrete poles and other infrastructure.
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

In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and six months ended June 30, 2020 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of June 30, 2020, we expect to generate nearly $42 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2020, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the six months ended June 30, 2020, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit.
We anticipate that our churn rate in India will moderate over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we expect that our churn rate will remain elevated, primarily due to the uncertainty created by the recent court ruling by the Indian Supreme Court, as set forth in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report, under the captions “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants” and “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see Item 7 of the 2019 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
As further set forth under the caption “Risk Factors” in Part I, Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report, the recent coronavirus (“COVID-19”) pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our tenants and the demand for our communications sites in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications sites, while ensuring the safety and security of our employees, tenants, vendors and surrounding communities. These measures include providing support for our tenants remotely, requiring work-from-home arrangements and travel restrictions for our employees where practicable and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants and business partners.
As a result of the impact of COVID-19 on global financial markets, we have experienced volatility in foreign currency exchange rates in many of the markets in which we operate. We estimate that the adverse impact from changes in foreign currency exchange rates on our consolidated revenue and operating profit in the current period, as compared to the three months ended June 30, 2019, was approximately $114 million and $62 million, respectively and as compared to the six months ended June 30, 2019, was approximately $162 million and $88 million, respectively. If exchange rates continue at their current levels, the impact to our revenue and other future operating results could be material. Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions taken to contain or treat COVID-19 and the reactions by consumers, companies, governmental entities and capital markets to such actions.

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

Results of Operations
Three and Six Months Ended June 30, 2020 and 2019
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$1,087.5	$1,007.2	8%	$2,177.4	$1,993.5	9%
Asia	271.3	321.1	(16)	557.9	610.0	(9)
Africa	206.0	141.4	46	431.5	285.4	51
Europe	34.7	33.6	3	69.2	67.1	3
Latin America	293.7	345.6	(15)	630.4	678.9	(7)
Total property	1,893.2	1,848.9	2	3,866.4	3,634.9	6
Services	19.8	40.7	(51)	39.7	68.1	(42)
Total revenues	$1,913.0	$1,889.6	1%	$3,906.1	$3,703.0	5%
Three Months Ended June 30, 2020
U.S. property segment revenue growth of $80.3 million was attributable to:
• Tenant billings growth of $50.0 million, which was driven by:
• $36.1 million due to leasing additional space on our sites (“colocations”) and amendments;
• $12.6 million from contractual escalations, net of churn; and
• $4.3 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by a decrease of $3.0 million from other tenant billings; and
• An increase of $30.3 million in other revenue, which includes a $50.3 million increase due to straight-line accounting, partially offset by a decrease in site inspection and termination fee revenues and an increase in revenue reserves.
Asia property segment revenue decrease of $49.8 million was attributable to:
• A decrease of $16.5 million in other revenue, primarily due to tenant settlement payments received in the prior year period attributable to prior tenant cancellations; and
• A decrease of $14.6 million in pass-through revenue;
• Partially offset by an increase in tenant billings of $6.0 million, which was driven by:
• $18.9 million due to colocations and amendments; and
• $5.3 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $18.1 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.1 million from other tenant billings.
The segment revenue decline included a decrease of $24.7 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $64.6 million was attributable to:
• Tenant billings growth of $61.1 million, which was driven by:
• $51.0 million generated from newly acquired or constructed sites, primarily due to the Eaton Towers Acquisition;
• $5.8 million due to colocations and amendments;
• $4.2 million from contractual escalations, net of churn; and
• $0.1 million from other tenant billings;
• An increase in pass-through revenue of $16.4 million; and
• An increase of $1.3 million in other revenue.

Segment revenue growth included a decrease of $14.2 million attributable to the negative impact of foreign currency translation, which included, among others, $7.0 million related to fluctuations South African Rand (“ZAR”), $3.7 million related to fluctuations in Ghanaian Cedi (“GHS”) and $2.2 million related to fluctuations in Nigerian Naira (“NGN”).
Europe property segment revenue growth of $1.1 million was attributable to:
• Tenant billings growth of $1.1 million, which was driven by:
• $1.0 million due to colocations and amendments; and
• $0.5 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.4 million resulting from churn in excess of contractual escalations; and
• An increase of $0.8 million in other revenue.
Segment revenue growth included a decrease of $0.8 million attributable to the negative impact of foreign currency translation related to fluctuations in the Euro (“EUR”).
Latin America property segment revenue decrease of $51.9 million was attributable to:
• A decrease of $16.2 million in other revenue, primarily due to the nonrecurrence of an $11.6 million tenant settlement payment from Mexico in the prior year period;
• Partially offset by pass-through revenue growth of $11.3 million and an increase in tenant billings of $27.5 million, which was driven by:
• $11.4 million generated from newly acquired or constructed sites, primarily due to the transaction in Chile and Peru with Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (the “Entel Acquisition”);
• $9.0 million due to colocations and amendments;
• $6.0 million from contractual escalations, net of churn; and
• $1.1 million from other tenant billings.
The segment revenue decline included a decrease of $74.5 million attributable to the negative impact of foreign currency translation, which included, among others, $43.7 million related to fluctuations in Brazilian Real (“BRL”), $22.5 million related to fluctuations in Mexican Peso (“MXN”), $4.3 million related to fluctuations in Colombian Peso (“COP”) and $3.2 million related to fluctuations in Chilean Peso (“CLP”).
The decrease in services segment revenue of $20.9 million was primarily attributable to a decrease in site application, zoning and permitting services.
Six Months Ended June 30, 2020
U.S. property segment revenue growth of $183.9 million was attributable to:
• Tenant billings growth of $107.1 million, which was driven by:
• $79.5 million due to colocations and amendments;
• $24.9 million from contractual escalations, net of churn; and
• $8.4 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $5.7 million from other tenant billings; and
• An increase of $76.8 million in other revenue, which includes a $101.7 million increase due to straight-line accounting, partially offset by a decrease in site inspection and termination fee revenues and an increase in revenue reserves.
Asia property segment revenue decrease of $52.1 million was attributable to:
• A decrease of $21.1 million in other revenue primarily due to tenant settlement payments received in the prior year period attributable to prior tenant cancellations; and
• A decrease of $10.9 million in pass-through revenue;
• Partially offset by an increase in tenant billings of $10.5 million, which was driven by:
• $38.4 million due to colocations and amendments; and
• $10.9 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $38.3 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.5 million from other tenant billings.
The segment revenue decline included a decrease of $30.6 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $146.1 million was attributable to:

• Tenant billings growth of $122.2 million, which was driven by:
• $102.4 million generated from newly acquired or constructed sites, primarily due to the Eaton Towers Acquisition;
• $10.8 million due to colocations and amendments;
• $8.1 million from contractual escalations, net of churn; and
• $0.9 million from other tenant billings;
• An increase in pass-through revenue of $36.6 million; and
• An increase of $8.2 million in other revenue.
Segment revenue growth included a decrease of $20.9 million attributable to the negative impact of foreign currency translation, which included, among others, $9.7 million related to fluctuations in ZAR, $7.0 million related to fluctuations in GHS and $2.5 million related to fluctuations in NGN.
Europe property segment revenue growth of $2.1 million was attributable to:
• An increase of $2.1 million in other revenue;
• Tenant billings growth of $1.8 million, which was driven by:
• $1.9 million due to colocations and amendments; and
• $0.6 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $0.7 million resulting from churn in excess of contractual escalations; and
• An increase of $0.1 million in pass-through revenue.
Segment revenue growth included a decrease of $1.9 million attributable to the negative impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment decrease of $48.5 million was attributable to:
• A decrease of $16.8 million in other revenue, primarily due to the nonrecurrence of an $11.6 million tenant settlement payment from Mexico in the prior year period;
• Partially offset by pass-through revenue growth of $21.5 million and an increase in tenant billings of $55.3 million, which was driven by:
• $22.4 million generated from newly acquired or constructed sites, primarily due to the Entel Acquisition;
• $19.5 million due to colocations and amendments;
• $11.6 million from contractual escalations, net of churn; and
• $1.8 million from other tenant billings.

The segment revenue decline included a decrease of $108.5 million attributable to the negative impact of foreign currency translation, which included, among others, $67.4 million related to fluctuations in BRL, $26.0 million related to fluctuations in MXN, $7.4 million related to fluctuations in COP and $6.4 million related to fluctuations in CLP.
The decrease in services segment revenue of $28.4 million was primarily attributable to a decrease in site application, zoning and permitting services.

Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$885.1	$810.6	9%	$1,785.0	$1,605.6	11%
Asia	112.7	132.8	(15)	235.3	243.7	(3)
Africa	136.3	88.0	55	284.1	178.5	59
Europe	27.9	26.4	6	55.8	53.7	4
Latin America	201.3	242.1	(17)	432.8	472.0	(8)
Total property	1,363.3	1,299.9	5	2,793.0	2,553.5	9
Services	10.4	27.0	(61)%	22.7	44.3	(49)%
Three Months Ended June 30, 2020
•The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.8 million.
•The decrease in Asia property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $15.2 million, primarily due to a combination of lower costs associated with pass-through revenue, including fuel costs, and lower land rent costs, partially due to site decommissioning. Direct expenses also benefited by $14.5 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $21.9 million, primarily due to the Eaton Towers Acquisition. Direct expenses also benefited by $5.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $0.2 million. Direct expenses also benefited by $0.2 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $12.2 million, primarily due to the Entel Acquisition. Direct expenses also benefited by $23.3 million from the impact of foreign currency translation.
•The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $4.3 million.
Six Months Ended June 30, 2020
•The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.5 million.
•The decrease in Asia property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $25.8 million, primarily due to a combination of lower costs associated with pass-through revenue, including fuel costs, and lower land rent costs, partially due to site decommissioning. Direct expenses also benefited by $17.9 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $48.5 million, primarily due to the Eaton Towers Acquisition. Direct expenses also benefited by $8.0 million from the impact of foreign currency translation.

•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.4 million. Direct expenses also benefited by $0.4 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $25.6 million, primarily due to the Entel Acquisition. Direct expenses also benefited by $34.9 million from the impact of foreign currency translation.
•The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $6.8 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$37.3	$42.2	(12)%	$79.3	$83.9	(5)%
Asia	33.5	17.7	89	66.1	44.3	49
Africa	20.8	13.9	50	37.9	27.1	40
Europe	4.8	6.1	(21)	10.3	11.3	(9)
Latin America	20.3	23.8	(15)	46.9	51.5	(9)
Total property	116.7	103.7	13	240.5	218.1	10
Services	2.1	2.0	5	5.6	5.4	4
Other	69.8	59.1	18	160.3	139.4	15
Total selling, general, administrative and development expense	$188.6	$164.8	14%	$406.4	$362.9	12%
Three Months Ended June 30, 2020
•The decrease in our U.S. property segment SG&A was primarily driven by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The increases in our Asia and Africa property segment SG&A were primarily driven by increased personnel costs to support our business, including due to the Eaton Towers Acquisition in Africa, and increases in bad debt expense of $16.8 million and $3.7 million, respectively, as a result of receivable reserves with certain tenants.
•The decrease in our Europe property segment SG&A was primarily driven by a decrease in bad debt expense.
•The decrease in our Latin America property segment SG&A was primarily driven by the benefit of foreign currency translation on SG&A, partially offset by increased personnel costs to support our business.
•Services segment SG&A was relatively consistent year over year.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $5.2 million and an increase in corporate SG&A.

Six Months Ended June 30, 2020
•The decrease in our U.S. property segment SG&A was primarily driven by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The increases in our Asia and Africa property segment SG&A were primarily driven by increased personnel costs to support our business, including due to the Eaton Towers Acquisition in Africa, and increases in bad debt expense of $20.5 million and $3.7 million, respectively, as a result of receivable reserves with certain tenants.
•The decrease in our Europe property segment SG&A was primarily driven by a decrease in bad debt expense.
•The decrease in our Latin America property segment SG&A was primarily driven by the benefit of foreign currency translation on SG&A, partially offset by increased personnel costs to support our business.
•Services segment SG&A was relatively consistent year over year.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $10.4 million and an in increase in corporate SG&A.
Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$847.8	$768.4	10%	$1,705.7	$1,521.7	12%
Asia	79.2	115.1	(31)	169.2	199.4	(15)
Africa	115.5	74.1	56	246.2	151.4	63
Europe	23.1	20.3	14	45.5	42.4	7
Latin America	181.0	218.3	(17)	385.9	420.5	(8)
Total property	1,246.6	1,196.2	4	2,552.5	2,335.4	9
Services	8.3	25.0	(67)%	17.1	38.9	(56)%
•The increases in operating profit for the three and six months ended June 30, 2020 for our U.S. and Europe property segments were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The decreases in operating profit for the three and six months ended June 30, 2020 for our Asia property segment were primarily attributable to decreases in our segment gross margin and increases in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2020 for our Africa property segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decreases in operating profit for the three and six months ended June 30, 2020 for our Latin America property segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The decreases in operating profit for the three and six months ended June 30, 2020 for our services segment were primarily attributable to decreases in our segment gross margin.
Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Depreciation, amortization and accretion	$454.9	$448.9	1%	$927.2	$885.8	5%

The increases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2020 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including due to the Eaton Towers Acquisition and the Entel Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Other operating expenses	$38.2	$28.7	33%	$52.4	$48.8	7%
The increase in other operating expenses during the three months ended June 30, 2020 was primarily attributable to an increase of $12.9 million in impairment charges and losses on sales or disposals of assets. The increase during the six months ended June 30, 2020 was primarily due to a $12.3 million increase in acquisition related costs, including pre-acquisition contingencies and settlements, primarily attributable to the Eaton Towers Acquisition, partially offset by a one-time benefit in Brazil.
Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Total other expense	$231.8	$220.0	5%	$528.9	$393.3	34%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the three months ended June 30, 2020 was due to an increase in foreign currency losses of $32.5 million, partially offset by the nonrecurrence of a $22.1 million loss on retirement of long-term obligations recorded in the prior year period attributable to the repayment of our 5.050% senior unsecured notes due 2020 (the “5.050% Notes”).
The increase in total other expense during the six months ended June 30, 2020 was due to foreign currency losses of $103.3 million in the current period, compared to foreign currency gains of $14.8 million in the prior-year period, and an increase in loss on retirement of long-term obligations of $12.4 million attributable to the repayment of our 5.900% senior unsecured notes due 2021 (the “5.900% Notes”) during the period.
Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Income tax provision	$11.1	$29.6	(63)%	$32.2	$63.6	(49)%
Effective tax rate	2.4%	6.4%		3.6%	7.0%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and six months ended June 30, 2020 and 2019 differs from the federal statutory rate.
The decreases in the income tax provision for the three and six months ended June 30, 2020 were primarily attributable to the remeasurement of our net deferred tax liabilities in Kenya as a result of a change in tax rate.

Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Net income	$448.4	$434.3	3%	$867.0	$841.9	3%
Income tax provision	11.1	29.6	(63)	32.2	63.6	(49)
Other expense (income)	42.5	5.1	733	106.3	(16.8)	(733)
Loss on retirement of long-term obligations	—	22.1	(100)	34.6	22.2	56
Interest expense	197.7	204.5	(3)	406.5	412.0	(1)
Interest income	(8.4)	(11.7)	(28)	(18.5)	(24.1)	(23)
Other operating expenses	38.2	28.7	33	52.4	48.8	7
Depreciation, amortization and accretion	454.9	448.9	1	927.2	885.8	5
Stock-based compensation expense	27.2	21.9	24	74.9	64.4	16
Adjusted EBITDA	$1,211.6	$1,183.4	2%	$2,482.6	$2,297.8	8%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Net income	$448.4	$434.3	3%	$867.0	$841.9	3%
Real estate related depreciation, amortization and accretion	403.3	400.7	1	822.8	789.2	4
Losses from sale or disposal of real estate and real estate related impairment charges (1)	36.9	24.4	51	44.4	43.5	2
Adjustments for unconsolidated affiliates and noncontrolling interests	(26.1)	(30.8)	(15)	(52.5)	(76.4)	(31)
Nareit FFO attributable to American Tower Corporation common stockholders	$862.5	$828.6	4%	$1,681.7	$1,598.2	5%
Straight-line revenue	(54.6)	(5.7)	858	(110.8)	(11.0)	907
Straight-line expense	12.2	12.0	2	24.9	21.2	17
Stock-based compensation expense	27.2	21.9	24	74.9	64.4	16
Deferred portion of income tax	(21.4)	(11.4)	88	(35.4)	(14.3)	148
Non-real estate related depreciation, amortization and accretion	51.6	48.2	7	104.4	96.6	8
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	8.6	6.4	34	16.5	12.8	29
Payment of shareholder loan (2)	—	(14.2)	(100)	(63.3)	(14.2)	346
Other expense (income) (3)	42.5	5.1	733	106.3	(16.8)	(733)
Loss on retirement of long-term obligations	—	22.1	(100)	34.6	22.2	56
Other operating expense (4)	1.3	4.3	(70)	8.0	5.3	51
Capital improvement capital expenditures	(28.8)	(36.4)	(21)	(59.1)	(64.6)	(9)
Corporate capital expenditures	(3.1)	(2.1)	48	(4.5)	(5.5)	(18)
Adjustments for unconsolidated affiliates and noncontrolling interests	26.1	30.8	(15)	52.5	76.4	(31)
Consolidated AFFO	$924.1	$909.6	2%	$1,830.7	$1,770.7	3%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(26.3)	(16.5)	59%	12.5	(59.8)	(121)%
AFFO attributable to American Tower Corporation common stockholders	$897.8	$893.1	1%	$1,843.2	$1,710.9	8%

_______________
(1)Included in these amounts are impairment charges of $32.1 million, $13.0 million, $35.8 million and $31.1 million, respectively.
(2)For the three and six months ended June 30, 2019, relates to the payment of capitalized interest associated with the shareholder loan previously owed to our joint venture partner in Ghana. For the six months ended June 30, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN Group Limited’s (“MTN”) redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). These long-term deferred interest payments were previously expensed but excluded from Consolidated AFFO.
(3)Includes losses (gains) on foreign currency exchange rate fluctuations of $37.8 million, $5.3 million, $103.3 million and ($14.8) million, respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increases in net income for the three and six months ended June 30, 2020 were primarily due to increases in our operating profit and decreases in the income tax provision, partially offset by (i) increases in other expenses, primarily attributable to an increase in net foreign currency losses, (ii) increases in other SG&A, primarily attributable to increases in stock-based compensation expense and corporate SG&A, and (iii) increases in depreciation, amortization and accretion expense. Net income for the six months ended June 30, 2020 included a loss on retirement of long-term obligations of $34.6 million, attributable to the repayment of the 5.900% Notes, as compared to losses on retirement of long-term obligations of $22.1 million and $22.2 million during the three and six months ended June 30, 2019, respectively, primarily attributable to the repayment of the 5.050% Notes.
The increases in Adjusted EBITDA for the three and six months ended June 30, 2020 were primarily attributable to the increases in our gross margin, partially offset by increases in SG&A, excluding the impact of stock-based compensation expense of $18.6 million and $33.1 million, respectively.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended June 30, 2020 was primarily attributable to the increase in our operating profit and decreases in cash paid for interest and taxes, which were partially offset by the impact of straight-line accounting. The three months ended June 30, 2019 also included the impact of the payment of previously deferred capitalized interest associated with the shareholder loan previously owed to our joint venture partner in Ghana. AFFO attributable to American Tower Corporation common stockholders was also impacted by negative adjustments for unconsolidated affiliates and noncontrolling interests primarily in Asia.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the six months ended June 30, 2020 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, and a decrease in cash paid for taxes, which were partially offset by an increase in cash paid for interest, including previously deferred interest associated with the shareholder loans. AFFO attributable to American Tower Corporation common stockholders was also benefited by positive adjustments for unconsolidated affiliates and noncontrolling interests.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2020 the “Liquidity and Capital Resources” section of the 2019 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2020, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. During the six months ended June 30, 2020, our significant financing transactions included:
•A $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”) and the April 2020 Term Loan (as defined below).
•Registered public offerings in an aggregate amount of $3.5 billion of senior unsecured notes with maturities ranging from 2025 to 2050.
•Redemption of the 5.900% Notes and our 2.800% senior unsecured notes due 2020 (the “2.800% Notes”) for an aggregate amount of $1.3 billion.
•Repayment of $350.0 million aggregate principal amount outstanding under the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”).
•Increase of our commitments under our senior unsecured revolving credit facilities by $100.0 million each.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2020
Available under the 2019 Multicurrency Credit Facility	$2,107.0
Available under the 2019 Credit Facility	2,350.0
Letters of credit	(4.6)
Total available under credit facilities, net	$4,452.4
Cash and cash equivalents	2,038.1
Total liquidity	$6,490.5
Subsequent to June 30, 2020, we made additional borrowings of $1.3 billion under our $2.35 billion senior unsecured revolving credit facility, as amended and restated in December 2019 (the “2019 Credit Facility”), and additional repayments of 1.0 million EUR ($1.1 million at the date of repayment) under our $3.1 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”).

Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used for):
Operating activities	$1,788.8	$1,821.7
Investing activities	(638.8)	(590.7)
Financing activities	(506.8)	(1,247.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(115.1)	(2.5)
Net increase (decrease) in cash and cash equivalents, and restricted cash	$528.1	$(18.9)
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

In April 2019, Tata Teleservices Limited and Tata Sons Limited, two of our minority holders in India, delivered notice of exercise of their put options with respect to their remaining combined holdings in our Indian subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). Accordingly, we expect to pay an amount equivalent to INR 24.8 billion (approximately $328.6 million at the June 30, 2020 exchange rate) to redeem the put shares in 2020, subject to regulatory approval.
As of June 30, 2020, we had total outstanding indebtedness of $25.4 billion, with a current portion of $3.4 billion. During the six months ended June 30, 2020, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and cash on hand, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2020, together with our borrowing capacity under our credit facilities and cash on hand, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of June 30, 2020, we had $1.2 billion of cash and cash equivalents held by our foreign subsidiaries, of which $429.2 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2020 was attributable to an increase in cash used for working capital and deferred rent balances, which was partially offset by an increase in the operating profit of our property segments. The increase in cash used for working capital was primarily attributable to an increase in accounts receivable.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2020 are highlighted below:
•We spent $232.7 million for acquisitions.
•We spent $446.4 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$162.3
Ground lease purchases (2)	87.5
Capital improvements and corporate expenditures (3)	63.6
Redevelopment	91.3
Start-up capital projects	41.7
Total capital expenditures (4)	$446.4
_______________
(1)Includes the construction of 1,529 communications sites globally.
(2)Includes $19.0 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $5.6 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $3.1 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that COVID-19 will have several impacts on our 2020 capital spending program, including the translational effects of foreign currency exchange rate fluctuations which reduce the U.S. Dollar equivalent of the total expected spend and the expectation that the construction of approximately 1,500 sites in India will be delayed until future periods.

We expect that our 2020 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$360	to	$390
Ground lease purchases	175	to	185
Capital improvements and corporate expenditures	145	to	165
Redevelopment	215	to	235
Start-up capital projects	130	to	150
Total capital expenditures	$1,025	to	$1,125
_______________
(1)Includes the construction of approximately 4,500 to 5,500 communications sites globally.

Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Proceeds from issuance of senior notes, net	$3,482.9	$3,529.7
Repayments of credit facilities, net	(1,319.0)	(1,233.0)
Proceeds from term loan	1,940.0	1,300.0
Repayments of term loan	(1,000.0)	(1,500.0)
Repayments of securitized debt	(350.0)	—
Repayments of senior notes	(1,250.0)	(1,700.0)
Distributions to noncontrolling interest holders, net	(13.6)	(14.0)
Purchase of redeemable noncontrolling interest (1)	(524.4)	(425.7)
Distributions paid on common stock	(933.8)	(775.1)
Purchases of common stock	(56.0)	—
___________
(1)During the six months ended June 30, 2020, we completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of the our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million. In the fourth quarter of 2018, two of our minority holders in India delivered notice of exercise of their put options with respect to certain shares in our Indian subsidiary, ATC TIPL. During the six months ended June 30, 2019, we completed the redemption of the put shares for total consideration of INR 29.4 billion ($425.7 million at the date of redemption).
Senior Notes
Repayments of Senior Notes
Repayment of 5.900% Senior Notes—On January 15, 2020, we redeemed all of the $500.0 million aggregate principal amount of the 5.900% Notes at a price equal to 106.7090% of the principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of approximately $539.6 million, including $6.1 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of the redemption, none of the 5.900% Notes remained outstanding.
Repayment of 2.800% Senior Notes—On May 11, 2020, we redeemed all of the $750.0 million aggregate principal amount of the 2.800% Notes, at a price equal to the principal amount, together with accrued interest up to, but excluding May 11, 2020, for an aggregate redemption price of approximately $759.3 million, including $9.3 million in accrued interest. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of the redemption, none of the 2.800% Notes remained outstanding.
Notice of Redemption of 3.450% Senior Notes and 3.300% Senior Notes—On June 4, 2020, we delivered notice of our election to call for redemption all of our outstanding 3.450% senior notes due 2021 (the “3.450% Notes”) and all of our outstanding 3.300% senior unsecured notes due 2021 (the “3.300% Notes”). On July 6, 2020, we redeemed all of the 3.450% Notes at a price equal to 103.5980% of the principal amount of the 3.450% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $680.3 million, including $6.9 million in accrued and unpaid interest. Also on July 6, 2020, we redeemed all of the 3.300% Notes at a price equal to 101.5090% of the principal amount of the 3.300% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $771.0 million, including $9.7 million in accrued and unpaid interest.
We expect to record a loss on retirement of long-term obligations of approximately $37.2 million, which includes prepayment consideration of $34.7 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of this redemption, none of the 3.450% Notes or the 3.300% Notes remained outstanding.
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
1.300% Senior Notes, 2.100% Senior Notes, and 3.100% Senior Notes Offering—On June 3, 2020, we completed a registered public offering of $500.0 million aggregate principal amount of 1.300% senior unsecured notes due 2025 (the “1.300% Notes”), $750.0 million aggregate principal amount of 2.100% senior unsecured notes due 2030 (the “2.100% Notes”) and $750.0 million aggregate principal amount of 3.100% senior unsecured notes due 2050 (the “3.100% Notes” and, collectively with the 2.400% Notes, the 2.900% Notes, the 1.300% Notes and the 2.100% Notes, the “Notes”). The net proceeds from this offering were approximately $1,968.2 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Offering Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
2.400% Notes	$750.0	January 10, 2020	March 15, 2025	2.400%	September 15, 2020	March 15 and September 15	February 15, 2025
2.900% Notes	$750.0	January 10, 2020	January 15, 2030	2.900%	July 15, 2020	January 15 and July 15	October 15, 2029
1.300% Notes	$500.0	June 3, 2020	September 15, 2025	1.300%	March 15, 2021	March 15 and September 15	August 15, 2025
2.100% Notes	$750.0	June 3, 2020	June 15, 2030	2.100%	December 15, 2020	June 15 and December 15	March 15, 2030
3.100% Notes	$750.0	June 3, 2020	June 15, 2050	3.100%	December 15, 2020	June 15 and December 15	December 15, 2049
___________
(1)Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360-day year comprised of twelve 30-day months.
(2)We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the Notes on or after the par call date, we will not be required to pay a make-whole premium.

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

Securitizations
Repayment of Series 2015-1 Notes—On the June 2020 payment date, we repaid the entire $350.0 million aggregate principal outstanding under the Series 2015-1 Notes, pursuant to the terms of the agreements governing such securities. The repayment was funded with cash on hand. As of June 30, 2020, none of the Series 2015-1 Notes remained outstanding.
Bank Facilities
2019 Multicurrency Credit Facility—During the six months ended June 30, 2020, we borrowed an aggregate of 910.0 million EUR ($1.0 billion as of the borrowing dates) and repaid an aggregate of $729.2 million, including 26.0 million EUR ($29.2 million as of the repayment date), of revolving indebtedness under the 2019 Multicurrency Credit Facility. We used the borrowings to repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Multicurrency Credit Facility in the ordinary course.

2019 Credit Facility—During the six months ended June 30, 2020, we borrowed an aggregate of $3.0 billion and repaid an aggregate of $4.6 billion of revolving indebtedness under the 2019 Credit Facility. We used the borrowings to repay existing indebtedness, to purchase redeemable noncontrolling interests and for general corporate purposes. We currently have $0.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Credit Facility in the ordinary course.
2020 Term Loan—On February 13, 2020, we entered into the 2020 Term Loan, the net proceeds of which were used, together with borrowings under the 2019 Credit Facility and cash on hand, to repay all outstanding indebtedness under our $1.3 billion unsecured term loan entered into on February 14, 2019. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity.
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
As of June 30, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), the 2020 Term Loan, and the April 2020 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance ($ in millions)		Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2019 Multicurrency Credit Facility	$993.0	(3)	June 28, 2023	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Credit Facility	$—		January 31, 2025	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,000.0		January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2020 Term Loan	$750.0		February 12, 2021		0.650%	0.000%	0.650% and 0.000%
April 2020 Term Loan	$1,190.0		April 2, 2021		1.750%	0.750%	1.750% and 0.750%
___________
(1)Currently borrowed at the London Interbank Offered Rate (“LIBOR”).
(2)Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(3)Reflects borrowings denominated in EUR.
(4)Subject to two optional renewal periods.

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
During the six months ended June 30, 2020, we repurchased 264,086 shares of our common stock under the 2011 Buyback for an aggregate of $56.0 million. During the six months ended June 30, 2020, there were no repurchases under the 2017 Buyback.
We expect to continue managing the pacing of the remaining approximately $2.0 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Repurchases under the Buyback Programs are subject to, among other things, us having available cash to fund the repurchases.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. For the six months ended June 30, 2020, we received an aggregate of $34.3 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $8.4 billion to our common stockholders, including the dividend paid in July 2020, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the six months ended June 30, 2020, we paid $2.09 per share, or $926.1 million, to common stockholders of record. In addition, we declared a distribution of $1.10 per share, or $487.9 million, paid on July 10, 2020 to our common stockholders of record at the close of business on June 19, 2020.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2020, the amount accrued for distributions payable related to unvested restricted stock units was $9.3 million. During the six months ended June 30, 2020, we paid $7.7 million of distributions upon the vesting of restricted stock units.

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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan, the 2020 Term Loan and the April 2020 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of June 30, 2020, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2020 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $5.9	~ $1.0
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $12.7 (4)	~ $4.2
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

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
Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations—The indenture and related supplemental indenture governing the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the loan agreement related to the securitization transactions completed in March 2013 (the “2013 Securitization”) and March 2018 (the “2018 Securitization” and, together with the 2013 Securitization, the “Trust Securitizations”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreement).

Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of June 30, 2020, $54.9 million held in such reserve accounts was classified as restricted cash.
Certain information with respect to the 2015 Securitization and the Trust Securitizations is set forth below. The debt service coverage ratio (“DSCR”) is generally calculated as the ratio of the net cash flow (as defined in the applicable agreement) to the amount of interest, servicing fees and trustee fees required to be paid over the succeeding 12 months on the principal amount of the Series 2015-2 Notes or the Loan, as applicable, that will be outstanding on the payment date following such date of determination.

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2020	DSCR as of June 30, 2020	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization (2)	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (3)	(4)(5)	$121.8	13.73x	$228.8	$231.5
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (3)	(4)(6)	$192.5	10.94x	$576.1	$585.0
_______________
(1)Based on the net cash flow of the applicable issuer or borrower as of June 30, 2020 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.
(2)On the June 2020 payment date, the Series 2015-1 Notes were repaid in full. As of June 30, 2020, none of the Series 2015-1 Notes remained outstanding.
(3)Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower.
(4)An amortization period commences if the DSCR is equal to or below 1.15x (the “Minimum DSCR”) at the end of any calendar quarter and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters.
(5)No amortization period is triggered if the outstanding principal amount of a series has not been repaid in full on the applicable anticipated repayment date. However, in such event, additional interest will accrue on the unpaid principal balance of the applicable series, and such series will begin to amortize on a monthly basis from excess cash flow.
(6)An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until such principal has been repaid in full.

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,539 communications sites that secure the Series 2015-2 Notes or the 5,114 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report, extreme market volatility and disruption caused by the COVID-19 pandemic may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2020. We have made no material changes to the critical accounting policies described in the 2019 Form 10-K.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of adjusted gross revenue (“AGR”) and associated fees and charges, which was reaffirmed in March 2020, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1,030.7 million as of June 30, 2020, which represents 12% of our consolidated balance of $8,498.7 million. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $967.0 million and $430.9 million, respectively, as of June 30, 2020, which represent 13% and 14% of our consolidated balances of $7,437.0 million and $3,029.2 million, respectively.
During the six months ended June 30, 2020, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately

10%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation, each of which could be impacted by our tenants’ ability to perform their contractual obligations as a result of the AGR ruling or otherwise.
For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of December 31, 2019 and determined that a (i) less than 1% reduction of projected revenues, (ii) 42 basis point increase in the weighted-average cost of capital or (iii) 17% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the six months ended June 30, 2020. Events that could negatively affect our India reporting unit’s financial results include increased tenant attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report.
The carrying value of goodwill in the India reporting unit was $966.0 million as of June 30, 2020, which represents 17% of our consolidated balance of $5.8 billion.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2020, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $12.0 million, has an interest rate of 5.37% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2020 consisted of $993.0 million under the 2019 Multicurrency Credit Facility, $1.0 billion under the 2019 Term Loan, $750.0 million under the 2020 Term Loan, $1.19 billion under the April 2020 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $8.4 million under the South African credit facility and $4.0 million under the Colombian credit facility after giving effect to our interest rate swap agreement. A 10% increase in current interest rates would result in an additional $3.3 million of interest expense for the six months ended June 30, 2020.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2020, 43% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2020, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $115.1 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2020 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at Eaton Towers which we acquired on December 31, 2019, for the year ended December 31, 2019. We consider Eaton Towers material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Eaton Towers into our internal control structure.

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

There were no material changes to the risk factors disclosed in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
During the three months ended June 30, 2020, we repurchased a total of 50,734 shares of our common stock for an aggregate of $10.9 million, including commissions and fees, pursuant to the 2011 Buyback. We had no repurchases under the 2017 Buyback. The table below sets forth details of our repurchases during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
				(in millions)
April 1, 2020 - April 30, 2020	48,251	$214.32	48,251	$36.9
May 1, 2020 - May 31, 2020	2,483	$229.38	2,483	$36.4
June 1, 2020 - June 30, 2020	—	$—	—	$36.4
Total Second Quarter	50,734	$215.06	50,734	$36.4
_______________
(1)Repurchases made pursuant to the 2011 Buyback. Under this program, our management is authorized to purchase shares from time to time through open market purchases or privately negotiated transactions at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. To facilitate repurchases, we make purchases pursuant to trading plans under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. This program may be discontinued at any time.
(2)Average price paid per share is a weighted average calculation using the aggregate price, excluding commissions and fees.
(3)Remaining under the 2011 Buyback.

We have repurchased a total of 14,361,283 million shares of our common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. We expect to continue to manage the pacing of the remaining approximately $2.0 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Purchases under the 2011 Buyback and the 2017 Buyback are subject to our having available cash to fund repurchases.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 4, dated as of June 3, 2020, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.300% Senior Notes due 2025, the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

10.1	Term Loan Agreement, dated as of April 3, 2020, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent, Morgan Stanley MUFG Loan Partners, LLC and The Bank of Nova Scotia, as Co-Syndication Agents and TD Securities (USA) LLC, CoBank, ACB and Santander Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners	10-Q	001-14195	April 29, 2020	10.2

10.2	Form of Notice of Grant of Performance-Based Restricted Stock Units and PSU Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	April 16, 2020	10.1

10.3	Letter Agreement, dated as of April 24, 2020, by and between the Company and Thomas A. Bartlett	Filed herewith as Exhibit 10.3	—	—	—

10.4	Letter Agreement, dated as of April 24, 2020, by and between the Company and Rodney M. Smith	Filed herewith as Exhibit 10.4	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 30, 2020	By:	/S/ RODNEY M . SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)