Form 10-Q
period 2020-09-30
AMERICAN TOWER CORP /MA/
filed 2020-10-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2020.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.375% Senior Notes due 2025	AMT 25A	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 22, 2020, there were 444,213,360 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,626.0	$1,501.2
Restricted cash	104.2	76.8
Accounts receivable, net	573.6	462.2
Prepaid and other current assets	548.7	513.6
Total current assets	2,852.5	2,553.8
PROPERTY AND EQUIPMENT, net	11,643.6	12,084.4
GOODWILL	5,848.6	6,178.3
OTHER INTANGIBLE ASSETS, net	11,517.3	12,318.4
DEFERRED TAX ASSET	115.0	131.8
DEFERRED RENT ASSET	1,918.0	1,771.1
RIGHT-OF-USE ASSET	7,252.0	7,357.4
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	315.2	406.4
TOTAL	$41,462.2	$42,801.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$117.0	$148.1
Accrued expenses	914.1	958.2
Distributions payable	512.6	455.0
Accrued interest	139.4	209.4
Current portion of operating lease liability	487.3	494.5
Current portion of long-term obligations	771.3	2,928.2
Unearned revenue	324.4	294.3
Total current liabilities	3,266.1	5,487.7
LONG-TERM OBLIGATIONS	24,011.0	21,127.2
OPERATING LEASE LIABILITY	6,424.4	6,510.4
ASSET RETIREMENT OBLIGATIONS	1,377.1	1,384.1
DEFERRED TAX LIABILITY	770.4	768.3
OTHER NON-CURRENT LIABILITIES	869.2	937.0
Total liabilities	36,718.2	36,214.7
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	554.9	1,096.5
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 455,105 and 453,541 shares issued; and 444,190 and 442,890 shares outstanding, respectively	4.5	4.5
Additional paid-in capital	10,369.6	10,117.7
Distributions in excess of earnings	(1,168.8)	(1,016.8)
Accumulated other comprehensive loss	(4,191.2)	(2,823.6)
Treasury stock (10,915 and 10,651 shares at cost, respectively)	(1,282.4)	(1,226.4)
Total American Tower Corporation equity	3,731.7	5,055.4
Noncontrolling interests	457.4	435.0
Total equity	4,189.1	5,490.4
TOTAL	$41,462.2	$42,801.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Property	$1,987.6	$1,921.6	$5,854.0	$5,556.5
Services	25.3	32.0	65.0	100.1
Total operating revenues	2,012.9	1,953.6	5,919.0	5,656.6
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	552.1	548.0	1,626.5	1,630.4
Services	10.5	11.9	28.1	36.2
Depreciation, amortization and accretion	473.9	442.8	1,401.1	1,328.6
Selling, general, administrative and development expense	176.0	187.9	582.4	550.8
Other operating expenses	15.3	34.7	67.7	83.5
Total operating expenses	1,227.8	1,225.3	3,705.8	3,629.5
OPERATING INCOME	785.1	728.3	2,213.2	2,027.1
OTHER INCOME (EXPENSE):
Interest income	9.7	12.2	28.2	36.3
Interest expense	(190.9)	(201.3)	(597.4)	(613.3)
Loss on retirement of long-term obligations	(37.2)	—	(71.8)	(22.2)
Other (expense) income (including foreign currency (losses) gains of $(49.4), $(1.1), $(152.7) and $13.7, respectively)	(64.5)	2.8	(170.8)	19.6
Total other expense	(282.9)	(186.3)	(811.8)	(579.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	502.2	542.0	1,401.4	1,447.5
Income tax provision	(39.3)	(36.7)	(71.5)	(100.3)
NET INCOME	462.9	505.3	1,329.9	1,347.2
Net loss (income) attributable to noncontrolling interests	1.5	(6.7)	(4.4)	(22.1)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	464.4	498.6	1,325.5	1,325.1
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$464.4	$498.6	$1,325.5	$1,325.1
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.05	$1.13	$2.99	$3.00
Diluted net income attributable to American Tower Corporation common stockholders	$1.04	$1.12	$2.97	$2.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	443,766	442,763	443,420	442,110
DILUTED	446,156	445,829	446,008	445,352
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$462.9	$505.3	$1,329.9	$1,347.2
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.1)	0.0	(0.2)	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.1	0.1	0.2	0.2
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.0), $(0.0), $(0.0), and $0.4, respectively	115.0	(407.6)	(1,222.7)	(320.6)
Other comprehensive income (loss)	115.0	(407.5)	(1,222.7)	(320.5)
Comprehensive income	577.9	97.8	107.2	1,026.7
Allocation of accumulated other comprehensive income resulting from purchase of noncontrolling interest and redeemable noncontrolling interest	—	—	(142.2)	(52.4)
Comprehensive (income) loss attributable to noncontrolling interests	(30.2)	28.5	(7.1)	14.7
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$547.7	$126.3	$(42.1)	$989.0
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,329.9	$1,347.2
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,401.1	1,328.6
Stock-based compensation expense	99.0	87.9
Loss on early retirement of long-term obligations	71.8	22.2
Other non-cash items reflected in statements of operations	248.1	163.8
Increase in net deferred rent balances	(178.9)	(99.6)
Right-of-use asset and Operating lease liability, net	0.2	51.2
Increase in assets	(148.9)	(84.5)
Decrease in liabilities	(73.2)	(57.9)
Cash provided by operating activities	2,749.1	2,758.9
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(668.8)	(724.6)
Payments for acquisitions, net of cash acquired	(333.6)	(687.6)
Proceeds from sale of short-term investments and other non-current assets	14.7	378.4
Payments for short-term investments	—	(355.9)
Deposits and other	17.1	(11.1)
Cash used for investing activities	(970.6)	(1,400.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	5,380.4	3,330.0
Proceeds from issuance of senior notes, net	6,232.1	3,529.7
Proceeds from term loan	1,940.0	1,300.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases	(12,918.1)	(7,672.4)
Distributions to noncontrolling interest holders, net	(13.8)	(11.6)
Purchases of common stock	(56.0)	—
Proceeds from stock options and employee stock purchase plan	82.5	92.7
Distributions paid on common stock	(1,421.8)	(1,182.2)
Payment for early retirement of long-term obligations	(68.2)	(21.0)
Deferred financing costs and other financing activities	(152.1)	(114.1)
Purchase of redeemable noncontrolling interest	(524.4)	(425.7)
Cash used for financing activities	(1,519.4)	(1,174.6)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(106.9)	(40.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	152.2	143.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,578.0	1,304.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,730.2	$1,448.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $24.2 AND $9.5, RESPECTIVELY)	$86.0	$111.0
CASH PAID FOR INTEREST	$643.4	$621.5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$48.7	$52.8
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(16.7)	$(30.5)
Settlement of third-party debt	$(5.0)	$—
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2019 and 2020	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2019	452,943	$4.5	(10,557)	$(1,206.8)	$10,492.7	$(2,606.7)	$(1,206.2)	$565.6	$6,043.1
Stock-based compensation related activity	449	0.0	—	—	59.1	—	—	—	59.1
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	0.0	—	—	0.0
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(372.4)	—	(19.8)	(392.2)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2.7	2.7
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.5)	(0.5)
Common stock distributions declared	—	—	—	—	—	—	(422.5)	—	(422.5)
Net income	—	—	—	—	—	—	498.6	6.7	505.3
BALANCE, SEPTEMBER 30, 2019	453,392	$4.5	(10,557)	$(1,206.8)	$10,551.8	$(2,979.0)	$(1,130.1)	$554.7	$5,795.1

BALANCE, JULY 1, 2020	454,476	$4.5	(10,915)	$(1,282.4)	$10,297.8	$(4,274.5)	$(1,125.1)	$440.0	$4,060.3
Stock-based compensation related activity	629	0.0	—	—	71.8	—	—	—	71.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	83.3	—	18.9	102.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Common stock distributions declared	—	—	—	—	—	—	(508.1)	—	(508.1)
Net income (loss)	—	—	—	—	—	—	464.4	(1.3)	463.1
BALANCE, SEPTEMBER 30, 2020	455,105	$4.5	(10,915)	$(1,282.4)	$10,369.6	$(4,191.2)	$(1,168.8)	$457.4	$4,189.1

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2019 and 2020	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	1,734	0.0	—	—	112.9	—	—	—	112.9
Issuance of common stock- stock purchase plan	41	0.0	—	—	5.7	—	—	—	5.7
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(283.8)	—	(32.5)	(316.3)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	2.7	2.7
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.1)	(1.1)
Purchase of redeemable noncontrolling interest	—	—	—	—	52.4	(52.4)	—	—	—
Impact of lease accounting standard adoption	—	—	—	—	—	—	(24.7)	—	(24.7)
Common stock distributions declared	—	—	—	—	—	—	(1,231.0)	—	(1,231.0)
Net income	—	—	—	—	—	—	1,325.1	22.1	1,347.2
BALANCE, SEPTEMBER 30, 2019	453,392	$4.5	(10,557)	$(1,206.8)	$10,551.8	$(2,979.0)	$(1,130.1)	$554.7	$5,795.1

BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	1,526	0.0	—	—	102.8	—	—	—	102.8
Issuance of common stock- stock purchase plan	38	0.0	—	—	6.9	—	—	—	6.9
Treasury stock activity	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.2)	—	—	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,225.4)	—	21.1	(1,204.3)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.9)	(1.9)
Purchase of redeemable noncontrolling interest	—	—	—	—	142.2	(142.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(1,477.5)	—	(1,477.5)
Net income	—	—	—	—	—	—	1,325.5	3.2	1,328.7
BALANCE, SEPTEMBER 30, 2020	455,105	$4.5	(10,915)	$(1,282.4)	$10,369.6	$(4,191.2)	$(1,168.8)	$457.4	$4,189.1
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of September 30, 2020, the Company holds (i) a 51% controlling interest in ATC Europe B.V. (“ATC Europe”), a joint venture that primarily consists of the Company’s operations in France, Germany and Poland (PGGM holds a 49% noncontrolling interest) and (ii) a 79% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.
During the nine months ended September 30, 2020, the Company completed the acquisition of MTN Group Limited’s (“MTN”) 49% redeemable noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. The purchase is reflected in the consolidated statements of equity as increases of $142.2 million in each of Additional Paid-in Capital and Accumulated Other Comprehensive Loss and in the consolidated balance sheets as a reduction of $524.4 million in Redeemable noncontrolling interests.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$1,626.0	$1,352.6
Restricted cash	104.2	95.7
Total cash and cash equivalents and restricted cash	$1,730.2	$1,448.3
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
Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with tenants for the three and nine months ended September 30, 2020.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended September 30, 2020	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$72.0	$2.3	$3.6	$1.7	$26.7	$106.3
Services revenue	25.3	—	—	—	—	25.3
Total non-lease revenue	$97.3	$2.3	$3.6	$1.7	$26.7	$131.6
Property lease revenue	1,050.3	302.9	216.4	37.0	274.7	1,881.3
Total revenue	$1,147.6	$305.2	$220.0	$38.7	$301.4	$2,012.9

Three Months Ended September 30, 2019	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$66.7	$2.2	$1.0	$1.3	$34.1	$105.3
Services revenue	32.0	—	—	—	—	32.0
Total non-lease revenue	$98.7	$2.2	$1.0	$1.3	$34.1	$137.3
Property lease revenue	1,029.2	310.3	147.2	32.0	297.6	1,816.3
Total revenue	$1,127.9	$312.5	$148.2	$33.3	$331.7	$1,953.6

Nine Months Ended September 30, 2020	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$193.0	$6.8	$9.5	$4.8	$87.9	$302.0
Services revenue	65.0	—	—	—	—	65.0
Total non-lease revenue	$258.0	$6.8	$9.5	$4.8	$87.9	$367.0
Property lease revenue	3,106.7	856.3	642.0	103.1	843.9	5,552.0
Total revenue	$3,364.7	$863.1	$651.5	$107.9	$931.8	$5,919.0

Nine Months Ended September 30, 2019	U.S.	Asia	Africa	Europe	Latin America	Total
Non-lease property revenue	$186.3	$6.7	$2.5	$3.3	$103.9	$302.7
Services revenue	100.1	—	—	—	—	100.1
Total non-lease revenue	$286.4	$6.7	$2.5	$3.3	$103.9	$402.8
Property lease revenue	2,903.1	915.8	431.1	97.1	906.7	5,253.8
Total revenue	$3,189.5	$922.5	$433.6	$100.4	$1,010.6	$5,656.6
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
In March 2020, the FASB issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. As of September 30, 2020, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Prepaid assets	$81.4	$56.8
Prepaid income tax	212.0	185.8
Unbilled receivables	113.3	142.3
Value added tax and other consumption tax receivables	57.3	71.3
Other miscellaneous current assets	84.7	57.4
Prepaid and other current assets	$548.7	$513.6
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the nine months ended September 30, 2020, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2019 Form 10-K. As of September 30, 2020, the Company does not have any material related party leases as either a lessor or a lessee.

Lessor— Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2020 were as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Fiscal Year	Amount (1)
Remainder of 2020	$1,480.8
2021	5,921.4
2022	5,646.6
2023	5,544.8
2024	5,404.3
Thereafter	34,234.3
Total	$58,232.2
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
On September 14, 2020, the Company entered into a new master lease agreement with one of its tenants in the U.S., T-Mobile US, Inc. (“T-Mobile”), which, among other things, extended the term and resulted in an additional $17.1 billion in future minimum rental receipts expected under non-cancellable operating lease agreements.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2020 and 2019.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of September 30, 2020, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the nine months ended September 30, 2020, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the nine months ended September 30, 2020.
Information about other lease-related balances is as follows:

	As of
	September 30, 2020	December 31, 2019
Operating leases:
Right-of-use asset	$7,252.0	$7,357.4

Current portion of lease liability	$487.3	$494.5
Lease liability	6,424.4	6,510.4
Total operating lease liability	$6,911.7	$7,004.9
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	September 30, 2020	December 31, 2019
Operating leases:
Weighted-average remaining lease term (years)	13.6	13.1
Weighted-average incremental borrowing rate	6.0%	6.1%
The following table sets forth the components of lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$242.6	$249.5	$731.3	$760.3
Variable lease costs not included in lease liability (1)	69.7	67.7	202.3	190.8
_______________
(1)Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(732.8)	$(701.9)

Non-cash items:
New operating leases (1)	$125.7	$224.8
Operating lease modifications and reassessments	$573.2	$338.9
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of September 30, 2020, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of September 30, 2020 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2020	$216.0
2021	845.8
2022	818.9
2023	788.1
2024	753.8
Thereafter	6,784.3
Total lease payments	10,206.9
Less amounts representing interest	(3,295.2)
Total lease liability	6,911.7
Less current portion of lease liability	(487.3)
Non-current lease liability	$6,424.4
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S.	Asia	Africa	Europe	Latin America
Balance as of January 1, 2020	$3,415.3	$1,021.8	$790.2	$256.2	$692.8	$2.0	$6,178.3
Additions and adjustments (1)	—	—	(148.4)	—	—	—	(148.4)
Effect of foreign currency translation	—	(33.1)	(21.9)	11.6	(137.9)	—	(181.3)
Balance as of September 30, 2020	$3,415.3	$988.7	$619.9	$267.8	$554.9	$2.0	$5,848.6
_______________
(1)Consists of $148.4 million of measurement period adjustments related to the Eaton Towers Acquisition (as defined in note 14).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2020			As of December 31, 2019
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,047.5	$(2,055.8)	$2,991.7	$5,150.8	$(1,920.4)	$3,230.4
Acquired tenant-related intangibles	Up to 20	12,460.9	(4,020.7)	8,440.2	12,674.1	(3,674.6)	8,999.5
Acquired licenses and other intangibles	3-20	94.9	(9.5)	85.4	106.7	(18.2)	88.5
Total other intangible assets		$17,603.3	$(6,086.0)	$11,517.3	$17,931.6	$(5,613.2)	$12,318.4
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2020, the remaining weighted average amortization period of the Company’s intangible assets was 14 years. Amortization of intangible assets for the three and nine months ended September 30, 2020 was $215.1 million and $643.4 million, respectively, and amortization of intangible assets for the three and nine months ended September 30, 2019 was $197.9 million and $590.2 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2020	$212.8
2021	843.1
2022	839.7
2023	835.6
2024	826.4
2025	795.5
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Accrued construction costs	$20.5	$27.8
Accrued income tax payable	61.5	55.2
Accrued pass-through costs	75.2	74.2
Amounts payable to tenants	70.7	77.9
Accrued property and real estate taxes	212.7	198.1
Accrued rent	77.0	75.6
Payroll and related withholdings	85.9	102.4
Other accrued expenses	310.6	347.0
Total accrued expenses	$914.1	$958.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	September 30, 2020	December 31, 2019	Maturity Date
2019 364-Day Term Loan (1) (2)	$—	$999.9	N/A
2020 Term Loan (1)	748.9	—	February 12, 2021
2019 Multicurrency Credit Facility (1)	—	700.0	June 28, 2023
2019 Term Loan (1)	995.9	995.2	January 31, 2025
2019 Credit Facility (1)	390.0	1,600.0	January 31, 2025
2.800% senior notes (3)	—	749.4	N/A
3.300% senior notes (4)	—	748.5	N/A
3.450% senior notes (4)	—	647.7	N/A
5.900% senior notes (5)	—	498.9	N/A
2.250% senior notes	606.2	592.1	January 15, 2022
4.70% senior notes	698.8	698.2	March 15, 2022
3.50% senior notes	995.6	994.3	January 31, 2023
3.000% senior notes	723.8	704.9	June 15, 2023
5.00% senior notes	1,001.4	1,001.7	February 15, 2024
3.375% senior notes	645.3	644.4	May 15, 2024
2.950% senior notes	642.5	641.3	January 15, 2025
2.400% senior notes	744.7	—	March 15, 2025
1.375% senior notes (6)	579.1	553.0	April 4, 2025
4.000% senior notes	744.0	743.2	June 1, 2025
1.300% senior notes	495.1	—	September 15, 2025
4.400% senior notes	497.0	496.6	February 15, 2026
1.950% senior notes (6)	580.3	554.4	May 22, 2026
3.375% senior notes	989.1	987.9	October 15, 2026
3.125% senior notes	397.9	397.6	January 15, 2027
2.750% senior notes	744.1	743.5	January 15, 2027
3.55% senior notes	744.7	744.1	July 15, 2027
0.500% senior notes (6)	869.8	—	January 15, 2028
3.600% senior notes	693.2	692.6	January 15, 2028
3.950% senior notes	590.3	589.6	March 15, 2029
3.800% senior notes	1,632.9	1,631.7	August 15, 2029
2.900% senior notes	741.5	—	January 15, 2030
2.100% senior notes	740.0	—	June 15, 2030
1.875% senior notes	790.3	—	October 15, 2030
1.000% senior notes (6)	753.4	—	January 15, 2032
3.700% senior notes	591.9	591.8	October 15, 2049
3.100% senior notes	1,037.7	—	June 15, 2050
Total American Tower Corporation debt	22,405.4	20,942.5

Series 2013-2A securities (7)	1,296.2	1,295.0	March 15, 2023
Series 2018-1A securities (7)	494.4	493.8	March 15, 2028
Series 2015-1 notes (8)	—	349.6	N/A
Series 2015-2 notes (9)	521.9	521.4	June 16, 2025
Other subsidiary debt (10)	38.6	422.4	Various
Total American Tower subsidiary debt	2,351.1	3,082.2
Finance lease obligations	25.8	30.7
Total	24,782.3	24,055.4
Less current portion of long-term obligations	(771.3)	(2,928.2)
Long-term obligations	$24,011.0	$21,127.2
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 13, 2020 using proceeds from the 2020 Term Loan (as defined below), borrowings from the 2019 Credit Facility (as defined below) and cash on hand.
(3)Repaid in full on May 11, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(4)Repaid in full on July 6, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(5)Repaid in full on January 15, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(6)Notes are denominated in Euros (“EUR”).
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(8)Repaid in full on the June 2020 payment date with cash on hand.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(10)Includes the South African credit facility, which is denominated in South African Rand and amortizes through December 17, 2020, the Colombian credit facility, which is denominated in Colombian Pesos and amortizes through April 24, 2021, debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, U.S. subsidiary debt related to a seller-financed acquisition and debt entered into by certain Eaton Towers Holdings Limited (“Eaton Towers”) subsidiaries acquired in connection with the Eaton Towers Acquisition (as defined in note 14) (the “Eaton Towers Debt”), which was denominated in multiple currencies, including USD, EUR, Kenyan Shilling and West African CFA Franc. During the nine months ended September 30, 2020, the Company repaid all of the outstanding Eaton Towers Debt (approximately $330.6 million at the dates of payment). As of December 31, 2019, included the Brazil credit facility, which was denominated in Brazilian Reais and was repaid on March 6, 2020.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes $750.0 million under its unsecured term loan entered into on February 13, 2020 (the “2020 Term Loan”).
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
Repayment of 2.800% Senior Notes—On May 11, 2020, the Company redeemed all of the $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 (the “2.800% Notes”) at a price equal to the principal amount, together with accrued interest up to, but excluding May 11, 2020, for an aggregate redemption price of approximately $759.3 million, including $9.3 million in accrued interest. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand.
Repayment of 3.450% Senior Notes and 3.300% Senior Notes—On July 6, 2020, the Company redeemed all of the $650.0 million aggregate principal amount of 3.450% senior unsecured notes due 2021 (the “3.450% Notes”) at a price equal to 103.5980% of the principal amount of the 3.450% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $680.3 million, including $6.9 million in accrued and unpaid interest. Also on July 6, 2020, the Company redeemed all of the $750.0 million aggregate principal amount of 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) at a price equal to 101.5090% of the principal amount of the 3.300% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $771.0 million, including $9.7 million in accrued and unpaid interest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company recorded a loss on retirement of long-term obligations of approximately $37.2 million, which includes prepayment consideration of $34.7 million and the associated unamortized discount and deferred financing costs. The redemptions were funded with borrowings under the 2019 Credit Facility and cash on hand.
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
1.300% Senior Notes, 2.100% Senior Notes and 3.100% Senior Notes Offering—On June 3, 2020, the Company completed a registered public offering of $500.0 million aggregate principal amount of 1.300% senior unsecured notes due 2025 (the “1.300% Notes”), $750.0 million aggregate principal amount of 2.100% senior unsecured notes due 2030 (the “2.100% Notes”) and $750.0 million aggregate principal amount of 3.100% senior unsecured notes due 2050 (the “Initial 3.100% Notes”). The net proceeds from this offering were approximately $1,968.2 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes.
0.500% Senior Notes and 1.000% Senior Notes Offering—On September 10, 2020, the Company completed a registered public offering of 750.0 million EUR ($886.1 million at the date of issuance) aggregate principal amount of 0.500% senior unsecured notes due 2028 (the “0.500% Notes”) and 650.0 million EUR ($768.0 million at the date of issuance) aggregate principal amount of 1.000% senior unsecured notes due 2032 (the “1.000% Notes”). The net proceeds from this offering were approximately 1,385.2 million EUR ($1,636.6 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under its $3.1 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”), and the April 2020 Term Loan (as defined below) and for general corporate purposes.
1.875% Senior Notes and 3.100% Senior Notes Offering—On September 28, 2020, the Company completed a registered public offering of $300.0 million aggregate principal amount through a reopening of the Initial 3.100% Notes (the “Reopened 3.100% Notes” and, collectively with the Initial 3.100% Notes, the “3.100% Notes”) and $800.0 million aggregate principal amount of 1.875% senior unsecured notes due 2030 (the “1.875% Notes” and, collectively with the 2.400% Notes, the 2.900% Notes, the 1.300% Notes, the 2.100% Notes, the 3.100% Notes, the 0.500% Notes and the 1.000% Notes, the “Notes”). The net proceeds from this offering were approximately $1,092.1 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and the April 2020 Term Loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
2.400% Notes	$750.0	January 10, 2020	March 15, 2025	2.400%	September 15, 2020	March 15 and September 15	February 15, 2025
2.900% Notes	$750.0	January 10, 2020	January 15, 2030	2.900%	July 15, 2020	January 15 and July 15	October 15, 2029
1.300% Notes	$500.0	June 3, 2020	September 15, 2025	1.300%	March 15, 2021	March 15 and September 15	August 15, 2025
2.100% Notes	$750.0	June 3, 2020	June 15, 2030	2.100%	December 15, 2020	June 15 and December 15	March 15, 2030
3.100% Notes (3)	$1,050.0	June 3, 2020	June 15, 2050	3.100%	December 15, 2020	June 15 and December 15	December 15, 2049
0.500% Notes (4)	$886.1	September 10, 2020	January 15, 2028	0.500%	January 15, 2021	January 15	October 15, 2027
1.000% Notes (4)	$768.0	September 10, 2020	January 15, 2032	1.000%	January 15, 2021	January 15	October 15, 2031
1.875% Notes	$800.0	September 28, 2020	October 15, 2030	1.875%	April 15, 2021	April 15 and October 15	July 15, 2030
___________
(1)Accrued and unpaid interest on USD denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months. Interest on EUR denominated notes is payable in EUR annually in arrears and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(2)The Company may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the Notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(3)The Initial 3.100% Notes were issued on June 3, 2020. The Reopened 3.100% Notes were issued on September 28, 2020.
(4)The 0.500% Notes and the 1.000% Notes are denominated in EUR. Represents the dollar equivalent of the aggregate principal amount as of the issue date.

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

Bank Facilities—During the nine months ended September 30, 2020, the Company increased the commitments under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility by $100.0 million each to $3.1 billion and $2.35 billion, respectively.
2019 Multicurrency Credit Facility—During the nine months ended September 30, 2020, the Company borrowed an aggregate of 910.0 million EUR ($1.0 billion as of the borrowing dates) and repaid an aggregate of $1.8 billion, including 910.0 million EUR ($1.1 billion as of the repayment dates), of revolving indebtedness under the 2019 Multicurrency Credit Facility. The Company used the borrowings to repay existing indebtedness and for general corporate purposes.
2019 Credit Facility—During the nine months ended September 30, 2020, the Company borrowed an aggregate of $4.4 billion and repaid an aggregate of $5.6 billion of revolving indebtedness under the 2019 Credit Facility. The Company used the borrowings to repay existing indebtedness, to purchase redeemable noncontrolling interests and for general corporate purposes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2020 Term Loan—On February 13, 2020, the Company entered into the 2020 Term Loan, the net proceeds of which were used, together with borrowings under the 2019 Credit Facility and cash on hand, to repay all outstanding indebtedness under its $1.3 billion unsecured term loan entered into on February 14, 2019 (the “2019 364-Day Term Loan”). The 2020 Term Loan matures on February 12, 2021. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2020 Term Loan. The interest rate on the 2020 Term Loan is 0.65% above LIBOR for LIBOR based borrowings or 0.00% above the defined base rate for base rate borrowings. Any outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The 2020 Term Loan does not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium.
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
April 2020 Term Loan—On April 3, 2020, the Company entered into a $1.14 billion unsecured term loan due April 2, 2021, which was subsequently increased to $1.19 billion effective April 21, 2020 (the “April 2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 Credit Facility. During the three months ended September 30, 2020, the Company repaid all amounts outstanding under the April 2020 Term Loan with proceeds from the issuances of the 0.500% Notes, the 1.000% Notes, the 1.875% Notes and the Reopened 3.100% Notes.
As of September 30, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), and the 2020 Term Loan were as follows:

	Outstanding Principal Balance (in millions)		Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR (1)	Current commitment fee (2)
2019 Multicurrency Credit Facility	$—	(3)	$3.8	June 28, 2023	(4)	1.125%	0.110%
2019 Credit Facility	$390.0		$0.8	January 31, 2025	(4)	1.125%	0.110%
2019 Term Loan	$1,000.0		N/A	January 31, 2025		1.125%	N/A
2020 Term Loan	$750.0		N/A	February 12, 2021		0.650%	N/A
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2020			December 31, 2019
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$33.1	—	—	$9.0	—
Embedded derivative in lease agreement	—	—	—	—	—	$10.7
Liabilities:
Interest rate swap agreements	—	$0.1	—	—	$7.5	—
Fair value of debt related to interest rate swap agreements (1)	$34.8	—	—	$3.3	—	—
Redeemable noncontrolling interests	—	—	$554.9	—	—	$1,096.5
_______________
(1)Included in the carrying values of the corresponding debt obligations.
During the nine months ended September 30, 2020, the Company made no changes to the methods described in note 12 to its consolidated financial statements included in the 2019 Form 10-K that it used to measure the fair value of its interest rate swap agreements and redeemable noncontrolling interests. During the three months ended September 30, 2020, the Company recorded an adjustment to the embedded derivative in one of its lease agreements of $10.2 million, which is included in Other income (expense) in the consolidated statements of operations. As of September 30, 2020, the Company had no embedded derivatives outstanding. The changes in the carrying amount of the redeemable noncontrolling interests are described in note 10.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. The Company recorded $6.0 million and $41.8 million of impairments during the three and nine months ended September 30, 2020, respectively, and $14.0 million and $45.1 million of impairments during the three and nine months ended September 30, 2019, respectively. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2020 or 2019.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2020 and December 31, 2019 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2020 and December 31, 2019, the carrying value of long-term obligations, including the current portion, was $24.8 billion and $24.1 billion, respectively. As of September 30, 2020, the fair value of long-term obligations, including the current portion, was $26.6 billion, of which $21.9 billion was measured using Level 1 inputs and $4.7 billion was measured using Level 2 inputs. As of December 31, 2019, the fair value of long-term obligations, including the current portion, was $25.0 billion, of which $17.5 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The increase in the income tax provision during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to a change in estimates, partially offset by changes in unrecognized tax benefits. The decrease in the income tax provision during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to the remeasurement of the Company’s net deferred tax liabilities in Kenya as a result of a change in tax rate and also includes a net benefit due to reductions in the amount recorded for unrecognized tax benefits.
As of September 30, 2020 and December 31, 2019, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $112.3 million and $158.1 million, respectively. The amount of unrecognized tax benefits during the three months ended September 30, 2020 includes (i) additions to the Company’s existing tax positions of $19.4 million, (ii) additions due to foreign currency exchange rate fluctuations of $0.5 million and (iii) reductions due to the remeasurement of acquired liabilities of $6.7 million. The amount of unrecognized tax benefits during the nine months ended September 30, 2020 includes (i) additions to the Company’s existing tax positions of $21.5 million, (ii) reductions due to foreign currency exchange rate fluctuations of $12.8 million, (iii) reductions due to the remeasurement of acquired liabilities of $24.6 million and (iv) reductions due to settlements of $3.6 million related to the acquisition of Eaton Towers. During the three and nine months ended September 30, 2020, the statute of limitations on certain unrecognized tax benefits lapsed, which resulted in a decrease of $25.3 million in the liability for unrecognized tax benefits. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 13 to the Company’s consolidated financial statements included in the 2019 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $49.1 million.
The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Penalties and income tax-related interest expense	$6.6	$2.1	$9.3	$4.3
As of September 30, 2020 and December 31, 2019, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $25.3 million and $26.6 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2020, the Company had the ability to grant stock-based awards with respect to an aggregate of 6.5 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2020 and 2019, the Company recorded and capitalized the following stock-based compensation expense:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense Property	$0.4	$0.4	$1.4	$1.4
Stock-based compensation expense Services	0.3	0.2	0.9	0.7
Stock-based compensation expense SG&A	23.4	22.9	96.7	85.8
Total stock-based compensation expense	$24.1	$23.5	$99.0	$87.9
Stock-based compensation expense capitalized as property and equipment	$0.4	$0.3	$1.3	$1.2
Stock Options—As of September 30, 2020, total unrecognized compensation expense related to unvested stock options was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.
The Company’s option activity for the nine months ended September 30, 2020 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2020	3,060,242
Exercised	(943,165)
Forfeited	—
Expired	—
Outstanding as of September 30, 2020	2,117,077
Restricted Stock Units—As of September 30, 2020, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $146.9 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2020, 2019 and 2018, the Company’s Compensation Committee granted an aggregate of 110,925 PSUs (the “2020 PSUs”), 114,823 PSUs (the “2019 PSUs”) and 131,311 PSUs (the “2018 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2020 PSUs, the 2019 PSUs and the 2018 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2020 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2020 (1)	1,454,350	528,908
Granted (2)	452,301	110,925
Vested and Released (3)	(609,079)	(282,774)
Forfeited (4)	(34,728)	(76,965)
Outstanding as of September 30, 2020	1,262,844	280,094
Vested and deferred as of September 30, 2020 (5)	58,204	—
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
During the three and nine months ended September 30, 2020, the Company recorded $2.7 million and $19.1 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2020 was $5.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
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
In connection with the Viom Acquisition, the Company, through one of its subsidiaries, entered into a shareholders agreement (the “Shareholders Agreement”) with Viom and the following remaining Viom shareholders: Tata Sons Limited (“Tata Sons”), Tata Teleservices Limited (“Tata Teleservices”), IDFC Private Equity Fund III (“IDFC”), Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (together, “Macquarie,” and, collectively with Tata Sons, Tata Teleservices and IDFC, the “Remaining Shareholders”).
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
During the nine months ended September 30, 2020, the Company made no changes to the methods of determining redemption value described in note 15 to its consolidated financial statements included in the 2019 Form 10-K.
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
In April 2019, Tata Teleservices and Tata Sons delivered notice of exercise of their put options with respect to 100% of their remaining holdings in ATC TIPL. Accordingly, the Company expects to pay an amount equivalent to INR 24.8 billion (approximately $336.3 million at the September 30, 2020 exchange rate) to redeem the put shares in 2020, subject to regulatory approval. After the completion of the redemption, the Company will hold an approximately 92% ownership interest in ATC TIPL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Other Redeemable Noncontrolling Interests—During the nine months ended September 30, 2020, the Company completed the acquisition of MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. During the year ended December 31, 2019, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owns and operates wireless communications towers in France. The Company’s controlling interest in Eure-et-Loir is 51% with local partners holding a 49% noncontrolling interest. The value of the Eure-et-Loir interests as of September 30, 2020 was $2.7 million.
The changes in Redeemable noncontrolling interests were as follows:

	Nine Months Ended September 30,
	2020	2019
Balance as of January 1,	$1,096.5	$1,004.8
Net income attributable to noncontrolling interests	11.2	2.2
Adjustment to noncontrolling interest redemption value	(10.0)	(2.2)
Purchase of redeemable noncontrolling interest	(524.4)	(425.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(18.4)	(4.3)
Balance as of September 30,	$554.9	$574.8
11.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2020, the Company received an aggregate of $82.5 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds of the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2020, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the nine months ended September 30, 2020, the Company repurchased 264,086 shares of its common stock under the 2011 Buyback for an aggregate of $56.0 million. During the nine months ended September 30, 2020, there were no repurchases under the 2017 Buyback. As of September 30, 2020, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of September 30, 2020, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the nine months ended September 30, 2020, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 10, 2020	October 16, 2020	September 28, 2020	$1.14	$506.4
May 19, 2020	July 10, 2020	June 19, 2020	$1.10	$487.9
March 12, 2020	April 29, 2020	April 14, 2020	$1.08	$478.8
December 11, 2019	January 14, 2020	December 27, 2019	$1.01	$447.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the nine months ended September 30, 2019, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 13, 2019	October 17, 2019	September 27, 2019	$0.95	$420.7
May 22, 2019	July 12, 2019	June 19, 2019	$0.92	$407.0
March 7, 2019	April 26, 2019	April 11, 2019	$0.90	$397.8
December 4, 2018	January 14, 2019	December 27, 2018	$0.84	$370.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2020, the amount accrued for distributions payable related to unvested restricted stock units was $10.9 million. During the nine months ended September 30, 2020 and 2019, the Company paid $7.8 million and $6.9 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to American Tower Corporation common stockholders	$464.4	$498.6	$1,325.5	$1,325.1
Basic weighted average common shares outstanding	443,766	442,763	443,420	442,110
Dilutive securities	2,390	3,066	2,588	3,242
Diluted weighted average common shares outstanding	446,156	445,829	446,008	445,352
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.05	$1.13	$2.99	$3.00
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.04	$1.12	$2.97	$2.98

Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock units	0	—	1	1
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,100 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2020, the Company has purchased an aggregate of 330 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $951.3 million and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites from wireless carriers or other tower operators and subsequently integrates those sites into its existing portfolio of communications sites. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the nine months ended September 30, 2020 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and nine months ended September 30, 2020 and 2019, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acquisition and merger related expenses	$0.7	$5.8	$11.1	$11.6
Integration costs	$7.0	$1.6	$16.1	$7.8
During the nine months ended September 30, 2020 and 2019, the Company recorded benefits of $4.6 million and $13.1 million related to pre-acquisition contingencies and settlements, respectively.
2020 Transactions
The estimated aggregate impact of the acquisitions completed in 2020 on the Company’s revenues and gross margin for the three months ended September 30, 2020 was approximately $3.4 million and $2.1 million, respectively, and for the nine months ended September 30, 2020 was approximately $5.2 million and $3.3 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019. During the nine months ended September 30, 2020, the Company completed the acquisition of an additional 406 communications sites pursuant to this agreement for an aggregate total purchase price of $103.7 million (as of the dates of acquisition), including value added tax, which are being accounted for as an acquisition of assets and are included in the table below. Subsequent to September 30, 2020, the Company completed the acquisition of an additional 53 communications sites. The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Poland Acquisition—On June 16, 2020, the Company, through its recently formed Polish subsidiary, entered into a definitive agreement with Electronic Control Systems Spółka Akcyjna to acquire up to 50 communications sites in Poland for total consideration of 18.3 million Polish Zloty (“PLN”) ($4.6 million at the date of signing). During the nine months ended September 30, 2020, the Company completed the acquisition of 26 of these communications sites for total consideration of 11.6 million PLN ($3.0 million as of the dates of acquisition), including value added tax, which are being accounted for as an acquisition of assets and are included in the table below. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
Other Acquisitions—During the nine months ended September 30, 2020, the Company acquired a total of 416 communications sites as well as other communications infrastructure assets in the United States, France, Mexico and Peru, including 308 sites in connection with the Company’s agreements with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $197.1 million. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2020 acquisitions based upon their estimated fair value at the date of acquisition:

Allocation (1)
Current assets	$20.8
Property and equipment	119.4
Intangible assets (2):
Tenant-related intangible assets	119.5
Network location intangible assets	36.0
Other intangible assets	1.3
Other non-current assets	39.7
Current liabilities	(3.3)
Deferred tax liability	—
Other non-current liabilities	(29.6)
Net assets acquired	303.8
Goodwill	—
Fair value of net assets acquired	303.8
Debt assumed	—
Purchase price	$303.8
_______________
(1)Includes 20 sites in Peru held pursuant to long-term finance leases.
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.

In addition to the acquisitions discussed above, the Company purchased 102 towers related to the AT&T transaction described in note 13 for an aggregate purchase price of $55.1 million.
Other Signed Acquisitions
Orange—On November 28, 2019, ATC France, a majority-owned subsidiary of the Company, entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. During the nine months ended September 30, 2020, the Company completed the acquisition of 308 communications sites. Subsequent to September 30, 2020, the Company completed the acquisition of an additional 137 communications sites. The remaining communications sites are expected to close in tranches, subject to customary closing conditions.
2019 Transactions
Eaton Towers Acquisition—On December 31, 2019, the Company acquired 100% of the outstanding shares of Eaton Towers, which owns and operates approximately 5,800 communications sites across five African markets (the “Eaton Towers Acquisition”). During the nine months ended September 30, 2020, the purchase price was reduced by approximately $4.2 million. The total consideration for the Eaton Towers Acquisition, including the Company’s

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
assumption of Eaton Towers’ existing debt, was approximately $2.0 billion. The purchase price reflects a $14.0 million receivable from the seller for reimbursement of taxes. The Eaton Towers Acquisition was accounted for as a business combination and is subject to post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
The following table summarizes the preliminary and updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Eaton Towers Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of September 30, 2020.

	Preliminary Allocation	Updated Allocation
Current assets	$150.4	$153.8
Property and equipment	304.7	306.6
Intangible assets (1):
Tenant-related intangible assets	1,007.6	1,107.7
Network location intangible assets	272.2	326.2
Other non-current assets	99.5	111.0
Current liabilities	(82.0)	(88.2)
Deferred tax liability	(319.3)	(359.2)
Other non-current liabilities	(138.3)	(118.9)
Net assets acquired	1,294.8	1,439.0
Goodwill (2)	670.0	521.6
Fair value of net assets acquired	1,964.8	1,960.6
Debt assumed	(329.8)	(329.8)
Purchase price	$1,635.0	$1,630.8
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pro forma revenues	$2,013.3	$2,037.5	$5,924.4	$5,916.3
Pro forma net income attributable to American Tower Corporation common stockholders	$464.3	$486.6	$1,324.7	$1,274.6
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.05	$1.10	$2.99	$2.88
Diluted net income attributable to American Tower Corporation common stockholders	$1.04	$1.09	$2.97	$2.86

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
As of September 30, 2020, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended September 30, 2020	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$1,122.3	$305.2	$220.0	$38.7	$301.4	$1,987.6	$25.3		$2,012.9
Segment operating expenses (1)	207.3	167.1	74.1	7.7	95.5	551.7	10.2		561.9
Segment gross margin	915.0	138.1	145.9	31.0	205.9	1,435.9	15.1		1,451.0
Segment selling, general, administrative and development expense (1)	38.3	24.1	18.5	5.3	20.9	107.1	4.2		111.3
Segment operating profit	$876.7	$114.0	$127.4	$25.7	$185.0	$1,328.8	$10.9		$1,339.7
Stock-based compensation expense								$24.1	24.1
Other selling, general, administrative and development expense								41.3	41.3
Depreciation, amortization and accretion								473.9	473.9
Other expense (2)								298.2	298.2
Income from continuing operations before income taxes									$502.2
Total assets	$22,610.8	$5,142.3	$4,645.3	$1,743.7	$6,855.4	$40,997.5	$35.1	$429.6	$41,462.2
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $23.4 million, respectively.
(2)Primarily includes interest expense.

	Property					Total Property	Services	Other	Total
Three Months Ended September 30, 2019	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$1,095.9	$312.5	$148.2	$33.3	$331.7	$1,921.6	$32.0		$1,953.6
Segment operating expenses (1)	207.5	177.9	51.7	6.9	103.6	547.6	11.7		559.3
Segment gross margin	888.4	134.6	96.5	26.4	228.1	1,374.0	20.3		1,394.3
Segment selling, general, administrative and development expense (1)	44.5	33.1	13.7	6.0	23.5	120.8	3.4		124.2
Segment operating profit	$843.9	$101.5	$82.8	$20.4	$204.6	$1,253.2	$16.9		$1,270.1
Stock-based compensation expense								$23.5	23.5
Other selling, general, administrative and development expense								40.8	40.8
Depreciation, amortization and accretion								442.8	442.8
Other expense (2)								221.0	221.0
Income from continuing operations before income taxes									$542.0
Total assets	$22,653.2	$5,324.9	$2,134.7	$1,491.9	$7,129.2	$38,733.9	$55.8	$517.5	$39,307.2
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.6 million and $22.9 million, respectively.
(2)Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Nine Months Ended September 30, 2020	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$3,299.7	$863.1	$651.5	$107.9	$931.8	$5,854.0	$65.0		$5,919.0
Segment operating expenses (1)	599.7	489.7	221.5	21.1	293.1	1,625.1	27.2		1,652.3
Segment gross margin	2,700.0	373.4	430.0	86.8	638.7	4,228.9	37.8		4,266.7
Segment selling, general, administrative and development expense (1)	117.6	90.2	56.4	15.6	67.8	347.6	9.8		357.4
Segment operating profit	$2,582.4	$283.2	$373.6	$71.2	$570.9	$3,881.3	$28.0		$3,909.3
Stock-based compensation expense								$99.0	99.0
Other selling, general, administrative and development expense								128.3	128.3
Depreciation, amortization and accretion								1,401.1	1,401.1
Other expense (2)								879.5	879.5
Income from continuing operations before income taxes									$1,401.4
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.3 million and $96.7 million, respectively.
(2)Primarily includes interest expense.

	Property					Total Property	Services	Other	Total
Nine Months Ended September 30, 2019	U.S.	Asia	Africa	Europe	Latin America
Segment revenues	$3,089.4	$922.5	$433.6	$100.4	$1,010.6	$5,556.5	$100.1		$5,656.6
Segment operating expenses (1)	595.4	544.2	158.6	20.3	310.5	1,629.0	35.5		1,664.5
Segment gross margin	2,494.0	378.3	275.0	80.1	700.1	3,927.5	64.6		3,992.1
Segment selling, general, administrative and development expense (1)	128.4	77.4	40.8	17.3	75.0	338.9	8.8		347.7
Segment operating profit	$2,365.6	$300.9	$234.2	$62.8	$625.1	$3,588.6	$55.8		$3,644.4
Stock-based compensation expense								$87.9	87.9
Other selling, general, administrative and development expense								117.3	117.3
Depreciation, amortization and accretion								1,328.6	1,328.6
Other expense (2)								663.1	663.1
Income from continuing operations before income taxes									$1,447.5
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.1 million and $85.8 million, respectively.
(2)Primarily includes interest expense.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to this business as our property operations, which accounted for 99% of our total revenues for the nine months ended September 30, 2020 and includes our U.S. property, Asia property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2020:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S.	25,157	15,445	402
Asia:
India (2)	73,499	—	1,070
Africa:
Burkina Faso	707	—	—
Ghana	3,251	665	28
Kenya	2,157	—	9
Niger	721	—	—
Nigeria	5,573	—	—
South Africa (2)	2,740	—	—
Uganda	3,339	—	12
Africa total	18,488	665	49
Europe:
France	2,508	309	8
Germany	2,211	—	—
Poland (3)	26	—	—
Europe total	4,745	309	8
Latin America:
Argentina (4)	110	—	10
Brazil (4)	16,776	2,255	104
Chile	2,911	—	22
Colombia (2)	4,993	—	4
Costa Rica	654	—	2
Mexico (5)	9,451	186	92
Paraguay	1,426	—	—
Peru	1,897	424	—
Latin America total	38,218	2,865	234
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

In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and nine months ended September 30, 2020 was recurring revenue that we should continue to receive in future periods. Based upon foreign currency exchange rates and the tenant leases in place as of September 30, 2020, we expect to generate over $58 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. This includes the additional $17.1 billion in future minimum rental receipts expected under non-cancellable operating lease agreements in connection with our entry into a new master lease agreement with T-Mobile US, Inc. (“T-Mobile” and the agreement, the “T-Mobile MLA”) in September 2020. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2020, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the nine months ended September 30, 2020, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit.
We anticipate that our churn rate in India will moderate over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we expect that our churn rate may remain elevated as our tenants in India evaluate the recent court rulings by the Indian Supreme Court and determine their payment plans for the adjusted gross revenue (“AGR”) fees and charges prescribed by such court, as set forth in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report, under the captions “Risk Factors—A substantial portion of our revenue is derived from a small number of tenants, and we are sensitive to adverse changes in the creditworthiness and financial strength of our tenants” and “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see Item 7 of the 2019 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Additionally, we expect that our churn rate in our U.S. property segment will be elevated for a period of several years due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of the T-Mobile MLA.
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

As a result of the impact of COVID-19 on global financial markets, we have experienced volatility in foreign currency exchange rates in many of the markets in which we operate. We estimate that the adverse impact from changes in foreign currency exchange rates on our consolidated revenue and operating profit in the current period, as compared to the three months ended September 30, 2019, was approximately $89 million and $50 million, respectively, and as compared to the nine months ended September 30, 2019, was approximately $251 million and $138 million, respectively. If exchange rates continue at their current levels, the impact to our revenue and other future operating results could be material. Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions taken to contain or treat COVID-19 and the reactions by consumers, companies, governmental entities and capital markets to such actions.
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

Results of Operations
Three and Nine Months Ended September 30, 2020 and 2019
(in millions, except percentages)
Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$1,122.3	$1,095.9	2%	$3,299.7	$3,089.4	7%
Asia	305.2	312.5	(2)	863.1	922.5	(6)
Africa	220.0	148.2	48	651.5	433.6	50
Europe	38.7	33.3	16	107.9	100.4	7
Latin America	301.4	331.7	(9)	931.8	1,010.6	(8)
Total property	1,987.6	1,921.6	3	5,854.0	5,556.5	5
Services	25.3	32.0	(21)	65.0	100.1	(35)
Total revenues	$2,012.9	$1,953.6	3%	$5,919.0	$5,656.6	5%
Three Months Ended September 30, 2020
U.S. property segment revenue growth of $26.4 million was attributable to:
• Tenant billings growth of $44.1 million, which was driven by:
• $28.1 million due to leasing additional space on our sites (“colocations”) and amendments;
• $16.5 million from contractual escalations, net of churn; and
• $2.7 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by a decrease of $3.2 million from other tenant billings;
• Partially offset by a decrease of $17.7 million in other revenue, which includes a $19.3 million decrease due to straight-line accounting, primarily due to the prior period impact of our master lease agreement entered into with AT&T Inc. in August 2019 (the “AT&T MLA”), partially offset by the impact of the T-Mobile MLA in the current period.
Asia property segment revenue decrease of $7.3 million was attributable to:
• A decrease of $0.4 million in pass-through revenue;
• Partially offset by an increase of $6.6 million in other revenue, primarily due to tenant settlement payments attributable to prior tenant cancellations, partially offset by a decrease in straight-line accounting, and an increase of $3.6 million in tenant billings, which was driven by:
• $16.7 million due to colocations and amendments; and
• $4.3 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $17.2 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.2 million from other tenant billings.
The segment revenue decline included a decrease of $17.1 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $71.8 million was attributable to:
• Tenant billings growth of $60.1 million, which was driven by:
• $51.3 million generated from newly acquired or constructed sites, primarily due to the Eaton Towers Acquisition;
• $6.4 million due to colocations and amendments; and
• $2.4 million from contractual escalations, net of churn.
• An increase of $13.9 million in pass-through revenue; and
• An increase of $8.7 million in other revenue.

Segment revenue growth included a decrease of $10.9 million attributable to the negative impact of foreign currency translation, which included, among others, $4.5 million related to fluctuations South African Rand (“ZAR”), $2.9 million related to fluctuations in Nigerian Naira (“NGN”), and $2.5 million related to fluctuations in Ghanaian Cedi (“GHS”).
Europe property segment revenue growth of $5.4 million was attributable to:
• Tenant billings growth of $2.1 million, which was driven by:
• $1.4 million generated from newly acquired or constructed sites, primarily attributable to our agreements with Orange S.A. (“Orange”); and
• $1.1 million due to colocations and amendments;
• Partially offset by a decrease of $0.4 million resulting from churn in excess of contractual escalations;
• An increase of $1.3 million in other revenue; and
• An increase of $0.1 million in pass through revenue.
Segment revenue growth included an increase of $1.9 million attributable to the positive impact of foreign currency translation related to fluctuations in the Euro (“EUR”).
Latin America property segment revenue decrease of $30.3 million was attributable to:
• A decrease of $4.7 million in other revenue;
• Partially offset by an increase of $11.0 million in pass-through revenue and an increase of $26.3 million in tenant billings, which was driven by:
• $10.6 million generated from newly acquired or constructed sites, primarily due to the transaction in Chile and Peru with Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (the “Entel Acquisition”);
• $8.0 million due to colocations and amendments;
• $6.7 million from contractual escalations, net of churn; and
• $1.0 million from other tenant billings.
The segment revenue decline included a decrease of $62.9 million attributable to the negative impact of foreign currency translation, which included, among others, $42.3 million related to fluctuations in Brazilian Real (“BRL”), $15.2 million related to fluctuations in Mexican Peso (“MXN”) and $2.6 million related to fluctuations in Colombian Peso (“COP”).
The decrease in services segment revenue of $6.7 million was primarily attributable to a decrease in site application, zoning and permitting services.
Nine Months Ended September 30, 2020
U.S. property segment revenue growth of $210.3 million was attributable to:
• Tenant billings growth of $151.2 million, which was driven by:
• $107.7 million due to colocations and amendments;
• $41.5 million from contractual escalations, net of churn; and
• $11.0 million generated from newly acquired or constructed sites;
• Partially offset by a decrease of $9.0 million from other tenant billings; and
• An increase of $59.1 million in other revenue, primarily due to an $82.4 million increase due to straight-line accounting as a result of the T-Mobile MLA and the full year to date impact of the AT&T MLA and an increase in termination fees, partially offset by decreases in back-billing and site inspection fees and an increase in revenue reserves.
Asia property segment revenue decrease of $59.4 million was attributable to:
• A decrease of $14.5 million in other revenue primarily due to a decrease in tenant settlement payments received attributable to prior tenant cancellations; and
• A decrease of $11.3 million in pass-through revenue;
• Partially offset by an increase of $14.1 million in tenant billings, which was driven by:
• $55.1 million due to colocations and amendments; and
• $15.2 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $55.6 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.6 million from other tenant billings.
The segment revenue decline included a decrease of $47.7 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.

Africa property segment revenue growth of $217.9 million was attributable to:
• Tenant billings growth of $182.3 million, which was driven by:
• $153.7 million generated from newly acquired or constructed sites, primarily due to the Eaton Towers Acquisition;
• $17.2 million due to colocations and amendments;
• $10.5 million from contractual escalations, net of churn; and
• $0.9 million from other tenant billings;
• An increase of $50.5 million in pass-through revenue; and
• An increase of $16.9 million in other revenue.
Segment revenue growth included a decrease of $31.8 million attributable to the negative impact of foreign currency translation, which included, among others, $14.2 million related to fluctuations in ZAR, $9.5 million related to fluctuations in GHS and $5.3 million related to fluctuations in NGN.
Europe property segment revenue growth of $7.5 million was attributable to:
• Tenant billings growth of $3.9 million, which was driven by:
• $2.9 million due to colocations and amendments;
• $2.0 million generated from newly acquired or constructed sites, primarily attributable to our agreements with Orange; and
• $0.1 million from other tenant billings;
• Partially offset by a decrease of $1.1 million resulting from churn in excess of contractual escalations;
• An increase of $3.4 million in other revenue; and
• An increase of $0.2 million in pass-through revenue.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in EUR.
Latin America property segment decrease of $78.8 million was attributable to:
• A decrease of $21.5 million in other revenue, primarily due to the nonrecurrence of an $11.6 million tenant settlement payment from Mexico in the prior year period;
• Partially offset by an increase of $32.5 million in pass-through revenue and an increase of $81.6 million in tenant billings, which was driven by:
• $33.0 million generated from newly acquired or constructed sites, primarily due to the Entel Acquisition;
• $27.5 million due to colocations and amendments;
• $18.2 million from contractual escalations, net of churn; and
• $2.9 million from other tenant billings.

The segment revenue decline included a decrease of $171.4 million attributable to the negative impact of foreign currency translation, which included, among others, $109.7 million related to fluctuations in BRL, $41.2 million related to fluctuations in MXN, $10.0 million related to fluctuations in COP and $8.2 million related to fluctuations in Chilean Peso.
The decrease in services segment revenue of $35.1 million was primarily attributable to a decrease in site application, zoning and permitting services.

Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$915.0	$888.4	3%	$2,700.0	$2,494.0	8%
Asia	138.1	134.6	3	373.4	378.3	(1)
Africa	145.9	96.5	51	430.0	275.0	56
Europe	31.0	26.4	17	86.8	80.1	8
Latin America	205.9	228.1	(10)	638.7	700.1	(9)
Total property	1,435.9	1,374.0	5	4,228.9	3,927.5	8
Services	15.1	20.3	(26)%	37.8	64.6	(41)%
Three Months Ended September 30, 2020
•The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $0.2 million.
•The increase in Asia property segment gross margin was primarily attributable to a decrease in direct expenses of $1.3 million, primarily due to a combination of (i) lower land rent costs, partially due to site decommissioning, (ii) a decrease in property taxes and (iii) lower security and monitoring costs, partially offset by (i) an increase in costs associated with pass-through revenue, including fuel costs, and (ii) the decrease in revenue described above. Direct expenses also benefited by $9.5 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $26.6 million, primarily due to the Eaton Towers Acquisition. Direct expenses also benefited by $4.2 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.3 million. Direct expenses were also negatively impacted by $0.5 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $11.9 million, primarily due to the Entel Acquisition. Direct expenses also benefited by $20.0 million from the impact of foreign currency translation.
•The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $1.5 million.
Nine Months Ended September 30, 2020
•The increase in U.S. property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.3 million.
•The decrease in Asia property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $27.1 million, primarily due to a combination of (i) lower land rent costs, partially due to site decommissioning, (ii) lower security and monitoring costs and (iii) lower costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $27.4 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $75.1 million, primarily due to the Eaton Towers Acquisition. Direct expenses also benefited by $12.2 million from the impact of foreign currency translation.

•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.7 million. Direct expenses were also negatively impacted by $0.1 million from the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $37.5 million, primarily due to the Entel Acquisition. Direct expenses also benefited by $54.9 million from the impact of foreign currency translation.
•The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $8.3 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$38.3	$44.5	(14)%	$117.6	$128.4	(8)%
Asia	24.1	33.1	(27)	90.2	77.4	17
Africa	18.5	13.7	35	56.4	40.8	38
Europe	5.3	6.0	(12)	15.6	17.3	(10)
Latin America	20.9	23.5	(11)	67.8	75.0	(10)
Total property	107.1	120.8	(11)	347.6	338.9	3
Services	4.2	3.4	24	9.8	8.8	11
Other	64.7	63.7	2	225.0	203.1	11
Total selling, general, administrative and development expense	$176.0	$187.9	(6)%	$582.4	$550.8	6%
Three Months Ended September 30, 2020
•The decrease in our U.S. property segment SG&A was primarily driven by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The decrease in our Asia property segment SG&A was primarily driven by a decrease in bad debt expense of $4.7 million.
•The increase in our Africa property segment SG&A was primarily driven by increased personnel costs to support our business, including due to the Eaton Towers Acquisition in Africa.
•The decrease in our Europe property segment SG&A was primarily driven by decreased personnel costs and lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The decrease in our Latin America property segment SG&A was primarily driven by the benefit of foreign currency translation on SG&A, partially offset by increased personnel costs, including to support our fiber business.
•The increase in our services segment SG&A was primarily driven by an increase in personnel costs, partially offset by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $0.5 million and an increase in corporate SG&A.

Nine Months Ended September 30, 2020
•The decrease in our U.S. property segment SG&A was primarily driven by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The increases in our Asia and Africa property segment SG&A were primarily driven by increased personnel costs to support our business, including due to the Eaton Towers Acquisition in Africa, and increases in bad debt expense of $15.7 million and $4.8 million, respectively, as a result of receivable reserves with certain tenants.
•The decrease in our Europe property segment SG&A was primarily driven by decreased personnel costs, lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders and a decrease in bad debt expense.
•The decrease in our Latin America property segment SG&A was primarily driven by the benefit of foreign currency translation on SG&A, partially offset by increased personnel costs, including to support our fiber business.
•The increase in our services segment SG&A was primarily driven by an increase in personnel costs, partially offset by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $10.9 million and an increase in corporate SG&A.
Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Property
U.S.	$876.7	$843.9	4%	$2,582.4	$2,365.6	9%
Asia	114.0	101.5	12	283.2	300.9	(6)
Africa	127.4	82.8	54	373.6	234.2	60
Europe	25.7	20.4	26	71.2	62.8	13
Latin America	185.0	204.6	(10)	570.9	625.1	(9)
Total property	1,328.8	1,253.2	6	3,881.3	3,588.6	8
Services	10.9	16.9	(36)%	28.0	55.8	(50)%
•The increases in operating profit for the three and nine months ended September 30, 2020 for our U.S. and Europe property segments were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increase in operating profit for the three months ended September 30, 2020 for our Asia property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The decrease in operating profit for the nine months ended September 30, 2020 for our Asia property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
•The increases in operating profit for the three and nine months ended September 30, 2020 for our Africa property segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decreases in operating profit for the three and nine months ended September 30, 2020 for our Latin America property segment were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The decreases in operating profit for the three and nine months ended September 30, 2020 for our services segment were primarily attributable to decreases in our segment gross margin and increases in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Depreciation, amortization and accretion	$473.9	$442.8	7%	$1,401.1	$1,328.6	5%
The increases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2020 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including due to the Eaton Towers Acquisition and the Entel Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Other operating expenses	$15.3	$34.7	(56)%	$67.7	$83.5	(19)%
The decreases in other operating expenses during the three and nine months ended September 30, 2020 were primarily attributable to decreases in impairment charges and losses on sales or disposals of assets of $21.7 million and $20.9 million, respectively. The decrease in other operating expenses during the nine months ended September 30, 2020 was also attributable to a one-time benefit in Brazil during the period. During the three and nine months ended September 30, 2020, these items were partially offset by increases in acquisition related costs, including pre-acquisition contingencies and settlements, primarily attributable to the Eaton Towers Acquisition, of $4.0 million and $16.3 million, respectively.

Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Total other expense	$282.9	$186.3	52%	$811.8	$579.6	40%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the three months ended September 30, 2020 was primarily due to an increase in foreign currency losses of $48.3 million and an increase in loss on retirement of long-term obligations of $37.2 million attributable to the repayment of our 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and our 3.450% senior unsecured notes due 2021 (the “3.450% Notes”).
The increase in total other expense during the nine months ended September 30, 2020 was due to foreign currency losses of $152.7 million in the current period, as compared to foreign currency gains of $13.7 million in the prior-year period, and a loss on retirement of long-term obligations of $71.8 million in the current period, attributable to the repayment of our 5.900% senior unsecured notes due 2021 (the “5.900% Notes”), the 3.300% Notes and the 3.450% Notes, as compared to a loss on retirement of long-term obligations of $22.2 million during the nine months ended September 30, 2019, primarily attributable to the repayment of our 5.050% senior unsecured notes due 2020 (the “5.050% Notes”).

Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Income tax provision	$39.3	$36.7	7%	$71.5	$100.3	(29)%
Effective tax rate	7.8%	6.8%		5.1%	6.9%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2020 and 2019 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended September 30, 2020 was primarily due to a change in estimates. The income tax provision for the three months ended September 30, 2020 includes a net benefit of $5.9 million due to a $25.3 million benefit related to the lapse of the statute of limitations on certain unrecognized tax benefits, which was partially offset by additions to unrecognized tax benefits during the period. The decrease in the income tax provision during the nine months ended September 30, 2020 was primarily attributable to the remeasurement of our net deferred tax liabilities in Kenya as a result of a change in tax rate and also includes a net benefit due to reductions in the amount recorded for unrecognized tax benefits.
Net Income/Adjusted EBITDA and Net Income/Nareit FFO/Consolidated AFFO

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Net income	$462.9	$505.3	(8)%	$1,329.9	$1,347.2	(1)%
Income tax provision	39.3	36.7	7	71.5	100.3	(29)
Other expense (income)	64.5	(2.8)	(2,404)	170.8	(19.6)	(971)
Loss on retirement of long-term obligations	37.2	—	100	71.8	22.2	223
Interest expense	190.9	201.3	(5)	597.4	613.3	(3)
Interest income	(9.7)	(12.2)	(20)	(28.2)	(36.3)	(22)
Other operating expenses	15.3	34.7	(56)	67.7	83.5	(19)
Depreciation, amortization and accretion	473.9	442.8	7	1,401.1	1,328.6	5
Stock-based compensation expense	24.1	23.5	3	99.0	87.9	13
Adjusted EBITDA	$1,298.4	$1,229.3	6%	$3,781.0	$3,527.1	7%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2020	2019		2020	2019
Net income	$462.9	$505.3	(8)%	$1,329.9	$1,347.2	(1)%
Real estate related depreciation, amortization and accretion	421.2	394.0	7	1,244.0	1,183.2	5
Losses from sale or disposal of real estate and real estate related impairment charges (1)	9.9	32.2	(69)	54.3	75.7	(28)
Adjustments for unconsolidated affiliates and noncontrolling interests	(20.5)	(31.5)	(35)	(73.0)	(107.9)	(32)
Nareit FFO attributable to American Tower Corporation common stockholders	$873.5	$900.0	(3)%	$2,555.2	$2,498.2	2%
Straight-line revenue	(68.1)	(88.6)	(23)	(178.9)	(99.6)	80
Straight-line expense	12.9	11.7	10	37.8	32.9	15
Stock-based compensation expense	24.1	23.5	3	99.0	87.9	13
Deferred portion of income tax	20.9	3.6	481	(14.5)	(10.7)	36
Non-real estate related depreciation, amortization and accretion	52.7	48.8	8	157.1	145.4	8
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	7.9	7.8	1	24.4	20.6	18
Payment of shareholder loan (2)	—	—	—	(63.3)	(14.2)	346
Other expense (income) (3)	64.5	(2.8)	(2,404)	170.8	(19.6)	(971)
Loss on retirement of long-term obligations	37.2	—	100	71.8	22.2	223
Other operating expense (4)	5.4	2.5	116	13.4	7.8	72
Capital improvement capital expenditures	(26.8)	(44.6)	(40)	(85.9)	(109.2)	(21)
Corporate capital expenditures	(2.6)	(2.1)	24	(7.1)	(7.6)	(7)
Adjustments for unconsolidated affiliates and noncontrolling interests	20.5	31.5	(35)	73.0	107.9	(32)
Consolidated AFFO	$1,022.1	$891.3	15%	$2,852.8	$2,662.0	7%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(25.2)	(30.3)	(17)%	(12.7)	(90.1)	(86)%
AFFO attributable to American Tower Corporation common stockholders	$996.9	$861.0	16%	$2,840.1	$2,571.9	10%
_______________
(1)Included in these amounts are impairment charges of $6.0 million, $14.0 million, $41.8 million and $45.1 million, respectively.
(2)For the nine months ended September 30, 2019, relates to the payment of capitalized interest associated with the shareholder loan previously owed to our joint venture partner in Ghana. For the nine months ended September 30, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN Group Limited’s (“MTN”) redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). These long-term deferred interest payments were previously expensed but excluded from Consolidated AFFO.
(3)Includes losses (gains) on foreign currency exchange rate fluctuations of $49.4 million, $1.1 million, $152.7 million and ($13.7) million, respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The decrease in net income for the three months ended September 30, 2020 was primarily due to (i) an increase in other expense, attributable to an increase in net foreign currency losses and a loss on retirement of long-term obligations of $37.2 million, attributable to the repayment of the 3.300% Notes and the 3.450% Notes, and (ii) an increase in depreciation, amortization and accretion expense, partially offset by an increase in our operating profit and a decrease in other operating expense.

The decrease in net income for the nine months ended September 30, 2020 was primarily due to (i) an increase in other expense, attributable to an increase in net foreign currency losses, and a loss on retirement of long-term obligations of $71.8 million, attributable to the repayment of the 5.900% Notes, the 3.300% Notes and the 3.450% Notes, as compared to a loss on retirement of long-term obligations of $22.2 million during the nine months ended September 30, 2019, primarily attributable to the repayment of the 5.050% Notes, and (ii) an increase in depreciation, amortization and accretion expense, partially offset by an increase in our operating profit and a decrease in the income tax provision.

The increase in Adjusted EBITDA for the three months ended September 30, 2020 was primarily attributable to the increase in our gross margin and the decrease in SG&A, excluding the impact of stock-based compensation expense of $12.4 million.
The increase in Adjusted EBITDA for the nine months ended September 30, 2020 was primarily attributable to the increase in our gross margin, partially offset by the increase in SG&A, excluding the impact of stock-based compensation expense of $20.7 million.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended September 30, 2020 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, decreases in cash paid for interest and taxes and a decrease in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by lower adjustments for unconsolidated affiliates and noncontrolling interests in Africa, which is now fully consolidated.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the nine months ended September 30, 2020 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, a decrease in cash paid for taxes and decreases in capital improvement and corporate capital expenditures, which were partially offset by an increase in cash paid for interest, including previously deferred interest associated with the shareholder loans. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by lower adjustments for unconsolidated affiliates and noncontrolling interests in Africa, which is now fully consolidated.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2020 the “Liquidity and Capital Resources” section of the 2019 Form 10-K and should be read in conjunction with that report.
Overview
During the nine months ended September 30, 2020, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. During the nine months ended September 30, 2020, our significant financing transactions included:
•Entry into (i) a $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”) and (ii) the April 2020 Term Loan (as defined below), which was repaid in full during the three months ended September 30, 2020.
•Registered public offerings in an aggregate amount of $6.3 billion, including an aggregate amount of 1.4 billion EUR, of senior unsecured notes with maturities ranging from 2025 to 2050.
•Redemption of the 5.900% Notes, our 2.800% senior unsecured notes due 2020 (the “2.800% Notes”), the 3.300% Notes and the 3.450% Notes for an aggregate amount of $2.7 billion.
•Repayment of $350.0 million aggregate principal amount outstanding under the American Tower Secured Revenue Notes, Series 2015-1, Class A (the “Series 2015-1 Notes”).
•Increase of our commitments under our senior unsecured revolving credit facilities by $100.0 million each.
•Establishment of an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”).

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2020
Available under the 2019 Multicurrency Credit Facility	$3,100.0
Available under the 2019 Credit Facility	1,960.0
Letters of credit	(4.6)
Total available under credit facilities, net	$5,055.4
Cash and cash equivalents	1,626.0
Total liquidity	$6,681.4
Subsequent to September 30, 2020, we made additional net borrowings of $275.0 million under our $2.35 billion senior unsecured revolving credit facility, as amended and restated in December 2019 (the “2019 Credit Facility”).

Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used for):
Operating activities	$2,749.1	$2,758.9
Investing activities	(970.6)	(1,400.8)
Financing activities	(1,519.4)	(1,174.6)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(106.9)	(40.1)
Net increase in cash and cash equivalents, and restricted cash	$152.2	$143.4
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
In April 2019, Tata Teleservices Limited and Tata Sons Limited, two of our minority holders in India, delivered notice of exercise of their put options with respect to their remaining combined holdings in our Indian subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”) (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). Accordingly, we expect to pay an amount equivalent to INR 24.8 billion (approximately $336.3 million at the September 30, 2020 exchange rate) to redeem the put shares in 2020, subject to regulatory approval.
As of September 30, 2020, we had total outstanding indebtedness of $24.9 billion, with a current portion of $0.8 billion. During the nine months ended September 30, 2020, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and cash on hand, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe cash generated by operating activities during the year ending December 31, 2020, together with our borrowing capacity under our credit facilities and cash on hand, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of September 30, 2020, we had $1.4 billion of cash and cash equivalents held by our foreign subsidiaries, of which $486.9 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2020 was attributable to an increase in cash used for working capital and deferred rent balances, which was partially offset by an increase in the operating profit of our property segments. The increase in cash used for working capital was primarily attributable to an increase in accounts receivable.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2020 are highlighted below:
•We spent $333.6 million for acquisitions.
•We spent $697.1 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$256.0
Ground lease purchases (2)	132.9
Capital improvements and corporate expenditures (3)	93.0
Redevelopment	131.4
Start-up capital projects	83.8
Total capital expenditures (4)	$697.1
_______________
(1)Includes the construction of 2,991 communications sites globally.
(2)Includes $26.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $6.5 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $4.4 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We experienced some delays in our 2020 capital spending earlier in the year due to COVID-19, but have reaccelerated our capital spending program in recent months.

We expect that our 2020 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$415	to	$455
Ground lease purchases	180	to	190
Capital improvements and corporate expenditures	155	to	175
Redevelopment	200	to	210
Start-up capital projects	150	to	170
Total capital expenditures	$1,100	to	$1,200
_______________
(1)Includes the construction of approximately 5,000 to 6,000 communications sites globally.

Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Proceeds from issuance of senior notes, net	$6,232.1	$3,529.7
Repayments of credit facilities, net	(1,976.0)	(753.0)
Proceeds from term loan	1,940.0	1,300.0
Repayments of term loan	(2,190.0)	(1,500.0)
Repayments of securitized debt	(350.0)	—
Repayments of senior notes	(2,650.0)	(1,700.0)
Distributions to noncontrolling interest holders, net	(13.8)	(11.6)
Purchase of redeemable noncontrolling interest (1)	(524.4)	(425.7)
Distributions paid on common stock	(1,421.8)	(1,182.2)
Purchases of common stock	(56.0)	—
___________
(1)During the nine months ended September 30, 2020, we completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of the our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million. In the fourth quarter of 2018, two of our minority holders in India delivered notice of exercise of their put options with respect to certain shares in our Indian subsidiary, ATC TIPL. During the nine months ended September 30, 2019, we completed the redemption of the put shares for total consideration of INR 29.4 billion ($425.7 million at the date of redemption).
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
Repayment of 2.800% Senior Notes—On May 11, 2020, we redeemed all of the $750.0 million aggregate principal amount of the 2.800% Notes at a price equal to the principal amount, together with accrued interest up to, but excluding May 11, 2020, for an aggregate redemption price of approximately $759.3 million, including $9.3 million in accrued interest. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of the redemption, none of the 2.800% Notes remained outstanding.

Repayment of 3.450% Senior Notes and 3.300% Senior Notes—On July 6, 2020, we redeemed all of the $650.0 million aggregate principal amount of the 3.450% Notes at a price equal to 103.5980% of the principal amount of the 3.450% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $680.3 million, including $6.9 million in accrued and unpaid interest. Also on July 6, 2020, we redeemed all of the $750.0 million aggregate principal amount of the 3.300% Notes at a price equal to 101.5090% of the principal amount of the 3.300% Notes, plus accrued and unpaid interest up to, but excluding, July 6, 2020, for an aggregate redemption price of $771.0 million, including $9.7 million in accrued and unpaid interest.
We recorded a loss on retirement of long-term obligations of approximately $37.2 million, which includes prepayment consideration of $34.7 million and the associated unamortized discount and deferred financing costs. The redemptions were funded with borrowings under the 2019 Credit Facility and cash on hand. Upon completion of these redemptions, none of the 3.450% Notes or the 3.300% Notes remained outstanding.
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
1.300% Senior Notes, 2.100% Senior Notes, and 3.100% Senior Notes Offering—On June 3, 2020, we completed a registered public offering of $500.0 million aggregate principal amount of 1.300% senior unsecured notes due 2025 (the “1.300% Notes”), $750.0 million aggregate principal amount of 2.100% senior unsecured notes due 2030 (the “2.100% Notes”) and $750.0 million aggregate principal amount of 3.100% senior unsecured notes due 2050 (the “Initial 3.100% Notes”). The net proceeds from this offering were approximately $1,968.2 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes.
0.500% Senior Notes and 1.000% Senior Notes Offering—On September 10, 2020, we completed a registered public offering of 750.0 million EUR ($886.1 million at the date of issuance) aggregate principal amount of 0.500% senior unsecured notes due 2028 (the “0.500% Notes”) and 650.0 million EUR ($768.0 million at the date of issuance) aggregate principal amount of 1.000% senior unsecured notes due 2032 (the “1.000% Notes”). The net proceeds from this offering were approximately 1,385.2 million EUR ($1,636.6 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under our $3.1 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”), and the April 2020 Term Loan (as defined below), and for general corporate purposes.
1.875% Senior Notes and 3.100% Senior Notes Offering—On September 28, 2020, we completed a registered public offering of $300.0 million aggregate principal amount through a reopening of the Initial 3.100% Notes (the “Reopened 3.100% Notes” and, collectively with the Initial 3.100% Notes, the “3.100% Notes”) and $800.0 million aggregate principal amount of 1.875% senior unsecured notes due 2030 (the “1.875% Notes” and, collectively with the 2.400% Notes, the 2.900% Notes, the 1.300% Notes, the 2.100% Notes, the 3.100% Notes, the 0.500% Notes and the 1.000% Notes, the “Notes”). The net proceeds from this offering were approximately $1,092.1 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and the April 2020 Term Loan (as defined below).

The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
2.400% Notes	$750.0	January 10, 2020	March 15, 2025	2.400%	September 15, 2020	March 15 and September 15	February 15, 2025
2.900% Notes	$750.0	January 10, 2020	January 15, 2030	2.900%	July 15, 2020	January 15 and July 15	October 15, 2029
1.300% Notes	$500.0	June 3, 2020	September 15, 2025	1.300%	March 15, 2021	March 15 and September 15	August 15, 2025
2.100% Notes	$750.0	June 3, 2020	June 15, 2030	2.100%	December 15, 2020	June 15 and December 15	March 15, 2030
3.100% Notes (3)	$1,050.0	June 3, 2020	June 15, 2050	3.100%	December 15, 2020	June 15 and December 15	December 15, 2049
0.500% Notes (4)	$886.1	September 10, 2020	January 15, 2028	0.500%	January 15, 2021	January 15	October 15, 2027
1.000% Notes (4)	$768.0	September 10, 2020	January 15, 2032	1.000%	January 15, 2021	January 15	October 15, 2031
1.875% Notes	$800.0	September 28, 2020	October 15, 2030	1.875%	April 15, 2021	April 15 and October 15	July 15, 2030
___________
(1)Accrued and unpaid interest on USD denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months. Interest on EUR denominated notes is payable in EUR annually in arrears and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(2)We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the Notes on or after the par call date, we will not be required to pay a make-whole premium.
(3)The Initial 3.100% Notes were issued on June 3, 2020. The Reopened 3.100% Notes were issued on September 28, 2020.
(4)The 0.500% Notes and the 1.000% Notes are denominated in EUR. Represents the dollar equivalent of the aggregate principal amount as of the issue date.

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
Securitizations
Repayment of Series 2015-1 Notes—On the June 2020 payment date, we repaid the entire $350.0 million aggregate principal amount outstanding under the Series 2015-1 Notes pursuant to the terms of the agreements governing such securities. The repayment was funded with cash on hand. As of September 30, 2020, none of the Series 2015-1 Notes remained outstanding.

Bank Facilities
2019 Multicurrency Credit Facility—During the nine months ended September 30, 2020, we borrowed an aggregate of 910.0 million EUR ($1.0 billion as of the borrowing dates) and repaid an aggregate of $1.8 billion, including 910.0 million EUR ($1.1 billion as of the repayment dates), of revolving indebtedness under the 2019 Multicurrency Credit Facility. We used the borrowings to repay existing indebtedness and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Multicurrency Credit Facility in the ordinary course.

2019 Credit Facility—During the nine months ended September 30, 2020, we borrowed an aggregate of $4.4 billion and repaid an aggregate of $5.6 billion of revolving indebtedness under the 2019 Credit Facility. We used the borrowings to repay existing indebtedness, to purchase redeemable noncontrolling interests and for general corporate purposes. We currently have $0.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2019 Credit Facility in the ordinary course.
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
April 2020 Term Loan—On April 3, 2020, we entered into a $1.14 billion unsecured term loan due April 2, 2021, which was subsequently increased to $1.19 billion effective April 21, 2020 (the “April 2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 Credit Facility. During the three months ended September 30, 2020, we repaid all amounts outstanding under the April 2020 Term Loan with proceeds from the issuances of the 0.500% Notes, the 1.000% Notes, the 1.875% Notes and the Reopened 3.100% Notes.
As of September 30, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), and the 2020 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2019 Multicurrency Credit Facility	$—	June 28, 2023	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Credit Facility	$390.0	January 31, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,000.0	January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2020 Term Loan	$750.0	February 12, 2021		0.650%	0.000%	0.650% and 0.000%
___________
(1)Currently borrowed at the London Interbank Offered Rate (“LIBOR”).
(2)Represents interest rate above LIBOR for LIBOR based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(3)Subject to two optional renewal periods.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility. The commitment fee for the 2019 Multicurrency Credit Facility and the 2019 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
The 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan, and the 2020 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under these bank facilities.
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
During the nine months ended September 30, 2020, we repurchased 264,086 shares of our common stock under the 2011 Buyback for an aggregate of $56.0 million. During the nine months ended September 30, 2020, there were no repurchases under the 2017 Buyback.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. For the nine months ended September 30, 2020, we received an aggregate of $82.5 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established the 2020 ATM Program. Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds of the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2020, we have not sold any shares of common stock under the 2020 ATM Program.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $8.9 billion to our common stockholders, including the dividend paid in October 2020, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the nine months ended September 30, 2020, we paid $3.19 per share, or $1.4 billion, to common stockholders of record. In addition, we declared a distribution of $1.14 per share, or $506.4 million, paid on October 16, 2020 to our common stockholders of record at the close of business on September 28, 2020.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2020, the amount accrued for distributions payable related to unvested restricted stock units was $10.9 million. During the nine months ended September 30, 2020, we paid $7.8 million of distributions upon the vesting of restricted stock units.
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

Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of September 30, 2020, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2020 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $5.8	~ $1.0
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $12.8 (4)	~ $4.3
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2020, $89.1 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2020	DSCR as of September 30, 2020	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization (2)	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (3)	(4)(5)	$186.5	14.02x	$234.1	$236.8
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (3)	(4)(6)	$328.6	10.94x	$576.3	$585.2
_______________
(1)Based on the net cash flow of the applicable issuer or borrower as of September 30, 2020 and the expenses payable over the next 12 months on the 2015 Notes or the Loan, as applicable.
(2)On the June 2020 payment date, the Series 2015-1 Notes were repaid in full. As of September 30, 2020, none of the Series 2015-1 Notes remained outstanding.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,538 communications sites that secure the Series 2015-2 Notes or the 5,114 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2020. We have made no material changes to the critical accounting policies described in the 2019 Form 10-K.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. In September 2020, the Indian Supreme Court defined the expected timeline of ten years for payments owed under the ruling. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1,038.5 million as of September 30, 2020, which represents 12% of our consolidated balance of $8,440.2 million. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $991.0 million and $432.5 million, respectively, as of September 30, 2020, which represent 13% and 14% of our consolidated balances of $7,482.4 million and $2,991.7 million, respectively.
During the nine months ended September 30, 2020, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount. The fair value of our India reporting unit, which is based on the present value of forecasted future value cash flows (the income approach) exceeded the carrying value by approximately 10%. Key assumptions include future revenue growth rates and operating margins, capital expenditures, terminal period growth rate and the weighted-average cost of capital, which were determined considering historical data and current assumptions related to the impacts of the carrier consolidation, each of which could be impacted by our tenants’ ability to perform their contractual obligations as a result of the AGR ruling or otherwise.
For this reporting unit, we performed a sensitivity analysis on our significant assumptions as of December 31, 2019 and determined that a (i) less than 1% reduction of projected revenues, (ii) 42 basis point increase in the weighted-average cost of capital or (iii) 17% reduction in terminal sales growth rate, individually, each of which we determined to be reasonable, would impact our conclusion that the fair value of the India reporting unit exceeds its carrying value. There have been no material adverse changes to these sensitivities during the nine months ended September 30, 2020. Events that could negatively affect our India reporting unit’s financial results include increased tenant attrition exceeding our forecast resulting from the ongoing carrier consolidation, carrier tenant bankruptcies and other factors set forth under the caption “Risk Factors” in Item 1A of the 2019 Form 10-K, as updated in Part II, Item 1A of the Q1 2020 Quarterly Report.
The carrying value of goodwill in the India reporting unit was $988.7 million as of September 30, 2020, which represents 17% of our consolidated balance of $5.8 billion.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2020, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $9.7 million, has an interest rate of 5.37% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2020 consisted of $390.0 million under the 2019 Credit Facility, $1.0 billion under the 2019 Term Loan, $750.0 million under the 2020 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes, $4.3 million under the South African credit facility and $3.2 million under the Colombian credit facility after giving effect to our interest rate swap agreement. A 10% increase in current interest rates would result in an additional $2.8 million of interest expense for the nine months ended September 30, 2020.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2020, 43% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2020, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $116.8 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2020 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at Eaton Towers which we acquired on December 31, 2019, for the year ended December 31, 2019. We consider Eaton Towers material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Eaton Towers into our internal control structure.

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

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 5, dated as of September 10, 2020, by and among American Tower Corporation, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.2	Supplemental Indenture No. 6, dated as of September 28, 2020, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 29, 2020	By:	/S/ RODNEY M . SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)