Form 10-K
period 2020-12-31
AMERICAN TOWER CORP /MA/
filed 2021-02-25
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $114.3 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 18, 2021, there were 444,384,437 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2020

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2020
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, our expectations regarding the impacts of the coronavirus (“COVID-19”) pandemic and actions in response to the COVID-19 pandemic on our business and our operating results, statements we make regarding the Pending Telxius Acquisition (as defined in this Annual Report), future prospects of growth in the communications site leasing industry, the effects of consolidation among companies in our industry and among our tenants and other competitive and financial pressures, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, the level of future expenditures by companies in this industry and other trends in this industry, the impact of technology changes on our industry and our business, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events and our ability to protect our rights to the land under our towers. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.
You should keep in mind that any forward-looking statement we make in this Annual Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors, including those set forth in Item 1A of this Annual Report under the caption “Risk Factors,” may cause actual results to differ materially from those indicated by our forward-looking statements. We have no duty, and do not intend, to update or revise the forward-looking statements we make in this Annual Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement we make in this Annual Report or elsewhere might
ii

not occur. References in this Annual Report to “we,” “our” and the “Company” refer to American Tower Corporation and its predecessor, as applicable, individually and collectively with its subsidiaries as the context requires.
iii

PART I

ITEM 1.	BUSINESS
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2020. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.
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
In 2020, we added approximately 3,000 communications sites to our portfolio, primarily in the United States, and launched operations in Canada and Australia as part of our acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”). We also launched operations in Poland through an agreement to acquire communications sites from Electronic Control Systems Spółka Akcyjna, added 530 communications sites to our portfolio in Latin America through our agreement with Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (the “Entel Acquisition”) and added 564 communications sites to our portfolio in Europe through our agreements with Orange S.A. (the “Orange Acquisition”). As of December 31, 2020, our communications real estate portfolio of 185,641 communications sites included 43,146 communications sites in the U.S. & Canada, 75,772 communications sites in Asia-Pacific, 19,863 communications sites in Africa, 5,331 communications sites in Europe and 41,529 communications sites in Latin America, as well as urban telecommunications assets in Argentina, Brazil, Colombia, India, Mexico and South Africa and other property interests in the United States and Australia.
On January 13, 2021, we entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which we expect to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion Euros (“EUR”) (approximately $9.4 billion at the date of signing) (the “Pending Telxius Acquisition”), subject to limited adjustments. The Pending Telxius Acquisition is expected to close in tranches beginning in the second quarter of 2021, subject to customary closing conditions, including government and regulatory approval.
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
The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2020, our REIT-qualified businesses included our U.S. tower leasing business and a majority of our U.S. indoor DAS networks business and services segment, as well as most of our operations in Mexico, Germany, Costa Rica, Nigeria, France, Canada and Australia.
During the fourth quarter of 2020, as a result of the InSite Acquisition, we updated our reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. We continue to report our results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services. This change was made to better align the names of our reportable segments with the geographical areas of our business operations following the InSite Acquisition. The change of our reportable segments names is solely reflective of the inclusion of Canada and Australia in our business operations, as a result of the InSite Acquisition, and had no impact on our consolidated financial statements for any prior periods.

Products and Services
Property Operations
Our property operations accounted for 99%, 98% and 98% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:
•Long-term tenant leases with contractual rent escalations. In general, our tenant leases with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2020, we expect to generate nearly $59 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.
•Consistent demand for our sites. As a result of rapidly growing usage of mobile data and other wireless services and the corresponding wireless industry capital spending trends in the markets we serve, we anticipate consistent demand for our communications sites. We believe that our global asset base positions us well to benefit from the increasing proliferation of advanced wireless devices and the increasing usage of high bandwidth applications on those devices. We have the ability to add new tenants and new equipment for existing tenants on our sites, which typically results in incremental revenue and modest incremental costs. Our site portfolio and our established tenant base provide us with a solid platform for new business opportunities, which has historically resulted in consistent and predictable organic revenue growth.
•High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. Historically, churn has averaged approximately 1% to 2% of tenant billings per year. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. As discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” we experienced elevated levels of churn in recent years due to carrier consolidation-driven churn in India. We anticipate that our churn rate in our Asia-Pacific property segment will moderate over time, however, in the immediate term, we believe that our churn rate may remain elevated, primarily due to the recent court rulings by the Indian Supreme Court, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” Additionally, we expect that our churn rate in our U.S. & Canada property segment will be elevated for a period of several years due to contractual lease cancellations and non-renewals pursuant to the terms of our master lease agreement with T-Mobile US, Inc. (“T-Mobile,” and the agreement, the “T-Mobile MLA”) entered into in September 2020.
•High operating margins. Incremental operating costs associated with adding new tenants or equipment to an existing communications site are relatively minimal. Therefore, as tenants or equipment are added, the substantial majority of incremental revenue flows through to gross margin and operating profit. In addition, in many of our international markets certain expenses, such as ground rent or power and fuel costs, are reimbursed or shared by our tenant base.
•Low maintenance capital expenditures. On average, we require relatively low amounts of annual capital expenditures to maintain our communications sites.
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

	2020	2019	2018
U.S. & Canada	56%	55%	51%
Asia-Pacific	14%	16%	21%
Africa	11%	8%	7%
Europe	2%	2%	2%
Latin America	16%	18%	17%
Communications Sites. Approximately 95%, 95% and 96% of revenue in our property segments was attributable to our communications sites, excluding DAS networks, for the years ended December 31, 2020, 2019 and 2018, respectively.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each property segment are as follows for the year ended December 31, 2020:
•U.S. & Canada: AT&T Inc. (“AT&T”); T-Mobile; and Verizon Wireless accounted for an aggregate of 89% of U.S. & Canada property segment revenue.
•Asia-Pacific: Vodafone Idea Limited; Bharti Airtel Limited (“Airtel”); and Reliance Jio accounted for an aggregate of 87% of Asia-Pacific property segment revenue.
•Africa: Airtel; and MTN Group Limited (“MTN”) accounted for an aggregate of 68% of Africa property segment revenue.
•Europe: Telefónica S.A. (“Telefónica”); Bouygues; and Free accounted for an aggregate of 69% of Europe property segment revenue.
•Latin America: AT&T; Telefónica; and América Móvil accounted for an aggregate of 56% of Latin America property segment revenue.
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
Managed Networks, Fiber and Related Assets, Property Interests and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, provide the right to use fiber and provide back-up power sources to tenants at our sites. The balance of our property segment revenue not attributable to our communications sites was attributable to these items.
•Managed Networks. We own and operate DAS networks in the United States and certain international markets. We obtain rights from property owners to install and operate in-building DAS networks, and we grant rights to wireless service providers to attach their equipment to our installations. We also offer a small portfolio of outdoor DAS networks as a complementary shared infrastructure solution for our tenants in the United States and in certain international markets. Typically, we have designed, built and operated our outdoor DAS networks in areas in which zoning restrictions or other barriers may prevent or delay deployment of more traditional wireless communications sites, such as macro tower sites. We also hold lease rights and easement interests on rooftops capable of hosting communications equipment in locations where towers are generally not a viable solution based on area characteristics. In addition, we provide management services to property owners in the United States who elect to retain full rights to their property while simultaneously marketing the rooftop for wireless communications equipment installation. As the demand for advanced wireless services in urban markets evolves, we continue to evaluate a variety of infrastructure solutions, including small cells and other network architectures that may support our tenants’ networks in these areas.
•Fiber and Related Assets. We own and operate fiber and related assets in the United States and certain international markets. We currently provide the right to use such fiber and related assets to communications and internet service providers and third-party operators to support their telecommunications infrastructure. We expect to continue to evaluate opportunities to invest selectively in and expand these and other similar assets in the future as part of advanced network deployments.

•Property Interests. We own portfolios of property interests in Australia, Canada and the United States, including land under carrier or other third-party communications sites, which provide recurring cash flow under complementary leasing arrangements.
•Shared Generators. We have contracts with certain of our tenants in the United States pursuant to which we provide access to shared backup power generators.
Services Operations
We offer tower-related services in the United States, including site application, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 1%, 2% and 2% of our total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Site Application, Zoning and Permitting. We engage in site application services on our own behalf in connection with our tower development projects, as well as on behalf of our tenants. We typically work with our tenants’ engineers to determine the geographic areas where new communications sites will best address the tenants’ needs and meet their coverage objectives. Once a new site is identified, we acquire the rights to the land or structure on which the site will be constructed, and we manage the permitting process to ensure all necessary approvals are obtained to construct and operate the communications site.
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
Strategy
Operational Strategy
As the use of wireless services on handsets, tablets and other advanced mobile devices grows and evolves, there is a corresponding increase in demand for the communications infrastructure required to deploy current and future generations of wireless communications technologies. To capture this demand, our primary operational focus is to (i) increase the occupancy of our existing communications real estate portfolio to support global connectivity, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve our operational performance and efficiency, including through platform expansion initiatives, and (iv) maintain a strong balance sheet. We believe these efforts to meet our tenants’ needs will support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new tenants, or to existing tenants for new uses, and those that increase our operational efficiency.
•Increase the occupancy of our existing communications real estate portfolio to support global connectivity. We believe that our highest incremental returns will be achieved by leasing additional space on our existing communications sites. Increasing demand for wireless services in our served markets has resulted in significant capital spending by major wireless carriers and other connectivity providers. As a result, we anticipate growing demand for our communications sites because they are attractively located and typically have capacity available for additional tenants and equipment. In the United States, incremental carrier network activity is being driven by 4G network densification initiatives as well as the early stages of multiple concurrent 5G network deployments. In our international markets, carriers are increasingly deploying more advanced network technologies such as 4G and, in the case of our international markets with more mature network technology, 5G, while continuing to selectively augment legacy networks. We believe that the majority of our towers have capacity for additional tenants and that substantially all of our towers that are currently at or near full structural capacity can be upgraded or augmented to meet future tenant demand with relatively modest capital investment. Therefore, we will continue to target our sales and marketing activities to increase the utilization and return on investment of our existing communications sites.
•Invest in and selectively grow our communications real estate portfolio to meet our tenants’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program, new site construction and acquisitions. We believe we can achieve attractive risk-adjusted returns by pursuing such investments. In addition, we seek to secure property interests under our communications sites to improve operating margins as we reduce our cash operating expense related to ground leases. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time we can significantly increase tenancy levels, and therefore, drive strong returns on those assets.

•Further improve our operational performance and efficiency. We continue to seek opportunities to improve our operational performance throughout the organization. This includes investing in our systems and people as we strive to improve efficiency and provide superior service to our tenants. To achieve this, we intend to continue to focus on customer service initiatives, such as reducing cycle times for key functions, including lease processing and tower structural analysis. We are also focused on developing and implementing renewable power solutions across our footprint to reduce our reliance on fossil fuels and help improve the overall efficiency of the communications infrastructure and wireless industries through our sustainability and platform expansion initiatives. We also expect to explore additional ways to use our platform expansion initiatives to enhance the efficiency of our operations over time.
•Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2020, had $4.9 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.
Capital Allocation Strategy
The objective of our capital allocation strategy is to simultaneously increase adjusted funds from operations per share and our return on invested capital over the long term. To maintain our qualification for taxation as a REIT, we are required annually to distribute an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain) to our stockholders. After complying with our REIT distribution requirements, we plan to continue to allocate our available capital among investment alternatives that meet or exceed our return on investment criteria, while taking into account the repayment of debt consistent with our financial policies.
•Capital expenditure program. We expect to continue to invest in and expand our existing communications real estate portfolio through our capital expenditure program. This includes capital expenditures associated with site maintenance, increasing the capacity of our existing sites and projects such as new site construction, land interest acquisitions and power solutions.
•Acquisitions. We intend to pursue acquisitions of communications sites and other telecommunications infrastructure in our existing or new markets where we can meet or exceed our risk-adjusted return on investment criteria. The risk-adjusted hurdle rates used to evaluate acquisition opportunities consider additional factors such as the country and counterparties involved, investment and economic climate, legal and regulatory conditions and industry risk, among others.
•Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) capital expenditures, (iii) the repayment of debt consistent with our financial policies and (iv) anticipated future investments, including acquisition and select innovation opportunities, we will seek to return such excess capital to stockholders, including through our stock repurchase programs.
International Growth Strategy
We believe that, in certain international markets, we can create substantial value by either establishing a new, or expanding our existing, communications real estate leasing business. Therefore, we expect we will continue to seek international growth opportunities where we believe our risk-adjusted return objectives can be achieved. We strive to maintain a diversified approach to our international growth strategy by operating in a geographically diverse array of markets in a variety of stages of wireless network development. Our international growth strategy includes a disciplined, individualized market evaluation, in which we conduct the following analyses, among others:
•Country analysis. Prior to entering a new market, we conduct an extensive review of the country’s historical and projected macroeconomic fundamentals, including inflation and foreign currency exchange rate trends, demographics, capital markets, tax regime and investment alternatives, and the general business, political and legal environments, including property rights and regulatory regime.
•Wireless industry analysis. To confirm the presence of sufficient demand to support an independent tower leasing model, we analyze the competitiveness of the country’s wireless market. This includes an evaluation of the industry’s pricing environment, past and potential consolidation and the stage of its wireless network development. Characteristics that result in an attractive investment opportunity include (i) multiple competitive wireless service providers who are actively seeking to invest in deploying voice and data networks and (ii) ongoing or expected deployment of incremental spectrum from recent or anticipated auctions.
•Opportunity and counterparty analysis. Once an investment opportunity is identified within a geographic area with an attractive wireless industry, we conduct a multifaceted opportunity and counterparty analysis. This includes evaluating (i) the type of transaction, (ii) its ability to meet our risk-adjusted return criteria given the country and the counterparties involved, including the anticipated anchor tenant and (iii) how the transaction fits within our long-term strategic objectives, including future potential investment and expansion within the region.
Regulatory Matters
Towers, Antennas and Fiber. Our U.S. and international tower leasing businesses are subject to national, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, the construction of new towers or modifications to existing towers may require pre-approval by the Federal Communications Commission (“FCC”) and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.
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
In Africa, our subsidiaries in Ghana, Kenya, Niger, Nigeria and Uganda are required to hold a license in order to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers. In Burkina Faso, a new licensing regime was recently enacted which required our subsidiary there to be licensed. Additionally, in Uganda, our subsidiary is subject to review for three years commencing in 2020 by a monitoring trustee regarding compliance with certain conditions of approval of our acquisition in 2019 of Eaton Towers Holdings Limited (“Eaton Towers,” and the acquisition, the “Eaton Towers Acquisition”).
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
Our international business operations may be subject to increased licensing fees or ownership restrictions. For example, in South Africa, the Broad-Based Black Economic Empowerment Act, 2003 (the “BBBEE Act”) has established a legislative framework for the promotion of economic empowerment of South African citizens disadvantaged by Apartheid. Accordingly, the BBBEE Act and related codes measure BBBEE Act compliance and good corporate practice by the inclusion of certain ownership, management control, employment equity and other metrics for companies that do business there. In Kenya, our regulator requires all holders of a commercial license to issue at least 30% of their shares to Kenyans within three years of receiving the license unless a waiver is obtained to extend such period of compliance by a year. In addition, certain municipalities have sought to impose permit fees based upon structural or operational requirements of towers and certain regional and other governmental bodies have sought to impose levies or other forms of fees. Our foreign operations may be affected if a country’s regulatory authority restricts, revokes or modifies spectrum licenses of certain wireless service providers or implements limitations on foreign ownership.
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
Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure. Additionally, and in response to various national, state and local laws and guidance enacted in response to the ongoing COVID-19 pandemic, we implemented work-from-home arrangements and travel restrictions for our employees where practicable, as well as and other modifications to our business practices.

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
Our services business competes with a variety of companies offering individual, or combinations of, competing services. The field of competitors includes site application consultants, zoning consultants, real estate firms, right-of-way consultants, structural engineering firms, tower owners/managers, telecommunications equipment vendors who can provide turnkey site development services through multiple subcontractors and our tenants’ personnel. We believe that our tenants base their decisions for services on various criteria, including a company’s experience, local reputation, price and time for completion of a project.
For more information on demand trends in our industry, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
Human Capital Resources
As of December 31, 2020, we employed 5,618 full-time individuals, including 1,849 employees based in the United States and 3,769 employees based internationally. We consider our employee relations to be good. Our teams representing our 22 countries around the world are our most important assets and fundamental to our success. Aligned with our business strategy, our human capital strategy focuses on developing and delivering solutions to attract, develop, engage and retain top diverse talent in each of the countries where we operate.
Diversity, Equity and Inclusion. Diversity, equity and inclusion are top priorities for us. A critical factor in our success is ensuring that each of these remains at the core of our business culture, infusing fresh ideas, helping us remain connected to our tenants in a dynamic global market and ensuring mutual respect guides us in our interactions both internally and externally.
Half of the members of our board of directors are either female or part of a minority group. In addition, our recruiting efforts consistently include strategies to build diverse candidate pipelines and create an environment that maintains a diverse team of global employees. As part of our efforts to help employees succeed in their roles and have access to career opportunities, we create a variety of development opportunities unique to each market. For example, in the United States, we have programs designed to enhance opportunities for our female leaders, such as Strategies for Success, the Simmons Women’s Leadership Conference and the Women’s Wireless Leadership Forum of the Wireless Infrastructure Association.
Additionally, in 2020, we implemented several new initiatives designed to address racial injustice and enhance our diversity. These include CEO-led listening sessions with employees of color, a pledge of $1.0 million from the American Tower Foundation to counter systemic racism, expanding recruiting efforts at Historically Black Colleges and Universities, increasing diversity and inclusion training for employees and managers and launching an employee-led CEO Advisory Council that will identify diversity action items and next steps for our diversity and inclusion efforts.
Talent Development. As a critical investment in our capacity to provide tenants with outstanding support and customer service, we offer development programs and on-demand opportunities to cultivate talent throughout our global organization. We have 7,000 resources in up to five languages that focus on job-specific training and general topics like productivity, collaboration and project management. We create and customize courses to meet regional needs and update these courses regularly to address changing marketplace dynamics and employee interests. We also have a comprehensive talent-management review process to develop future leaders and ensure effective succession planning. Our Latin America, Europe and Africa teams use the TalentPrint data analytics solution to enhance performance and talent management assessments, as well as data for targeted individual employee development and organizational succession planning.
Developing our managers is critical to our success, and resources and tools are provided to all levels of management. For example, the Management Development at American Tower program provides continuous development opportunities through training led by American Tower leaders. Managers learn tools and best practices that enable both management and team success, and that build and strengthen competencies to better respond to the needs of a growing and increasingly complex organization. Our annual Advanced Leadership Development Program, in collaboration with the INSEAD executive education program, provides our next generation leaders in Latin America, Europe and Africa with a twelve-week intensive workshop to enhance management and leadership skills. Additionally, the Leadership Excellence at American Tower Program supports senior leaders’ development through its partnership with the Massachusetts Institute of Technology. Participants learn from leading experts on topics like global strategy and leading in uncertain times.
Workplace Safety. We are committed to the safety of our employees and surrounding communities. Depending on the role, team members are required to pass and complete regular safety training courses and follow specific tower and site safety protocols using complex operational manuals. A key component of our culture is a strong commitment to incident reporting and corrective actions, as well as a comprehensive program for ensuring vendor compliance with safety standards and certifications. Our strict adherence to the rigorous standards set forth by the relevant government agencies and other authorities, such as the Telecommunications Infrastructure Registered Apprenticeship Program and Telecommunications Industry Association, is critical to ensuring our towers are structurally safe for field personnel, vendors, tenants and communities.
Health and Wellness. As we navigate COVID-19, our top priority continues to be the health and safety of our employees, their families, our tenants, suppliers and surrounding communities. We have taken a variety of actions to ensure the continued availability of our communications sites, while also focusing on the well-being of our people. These measures include providing support for our tenants remotely, requiring work-from-home arrangements, restricting travel for our teams where practicable, safety equipment and COVID-19 training for essential employees working to maintain our sites, as well as other modifications to our business practices.
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

Risks Related to Our Business Strategy

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
•a decrease in consumer demand for wireless services, including due to general economic conditions, disruption in the financial and credit markets or global social, political or health crises, such as the material adverse effect of the COVID-19 pandemic on the global economy and markets;
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

Significant consolidation among our tenants could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other tenants could determine not to renew, or attempt to cancel, avoid or limit leases or related payments with us. In the event a tenant terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. For example, see our discussion of carrier consolidation-driven churn in our Asia-Pacific property segment and our expected churn in our U.S. & Canada property segment, as a result of the T-Mobile MLA, in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”

In addition, extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers, including due to increases in advanced network technology such as 5G, as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the tenants’ networks may become redundant.

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

One or more of our tenants, or their parent companies, may experience financial difficulties, file for bankruptcy or reduce or terminate operations as a result of a prolonged economic downturn, economic difficulties (including those from the imposition of taxes, fees, regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial) or otherwise. The ongoing COVID-19 pandemic could materially and adversely affect our tenants through disruptions of, among other things, their ability to procure telecommunications equipment through their supply chains and their ability to maintain liquidity and deploy network capital, with potential decreases in consumer spending contributing to liquidity risks. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant tenants, or the loss of all or a portion of our anticipated lease revenues from certain tenants, could have a material adverse effect on our business, results of operations or financial condition.

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

In the ordinary course of our business, we do occasionally experience disputes with our tenants, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our relationships with our tenants. However, it is possible that such disputes could lead to a termination of our leases with those tenants, a material adverse modification of the terms of those leases or a deterioration in our relationships with those tenants that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable tenant could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.

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

As we continue to acquire and build communications sites and other communications infrastructure assets in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and platform expansion initiatives depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations. Additionally, temporary business closures, social distancing measures and the potential unavailability of key personnel or a significant number of our employees as a result of COVID-19 are difficult to predict, and may have a negative impact on the timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, integrating information technology systems, acquiring permits and visiting, inspecting, engineering and upgrading tower sites or related communications infrastructure assets, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired tower portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, in addition to additional capital expenditures, general liability risks associated with such towers will exist until such time as those towers are upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity, we may not realize the benefits we expect from our acquired portfolios, and our business, financial condition and results of operations may be adversely affected. Our international expansion initiatives are subject to additional risks, such as those described above, as well as our ability to comply with bribery and anti-corruption laws such as the Foreign Corrupt Practices Act (the “FCPA”) and similar local laws.

Additionally, failure to successfully and efficiently integrate acquired assets from the Pending Telxius Acquisition (the “Telxius Assets”) into our operations may adversely affect our business, financial condition and results of operations. Integrating acquired portfolios of the Telxius Assets may require significant resources, including increased attention from our management team. Further, the significant acquisition-related integration costs could materially and adversely affect our results of operations in the periods in which such charges are recorded or our cash flow in the periods in which any related costs are actually paid. The integration of the Telxius Assets, which includes approximately 31,000 international communications sites, into our operations will be a significant undertaking, and we anticipate that we will incur certain nonrecurring charges as a result. Additional integration challenges include:
•transitioning all data related to the Telxius Assets, tenants and landlords to a common information technology system;
•successfully marketing space on the Telxius Assets;
•successfully transitioning the lease rent payment and the tenant billing and collection processes;
•retaining existing tenants on the Telxius Assets; and
•maintaining our standards, controls, procedures and policies with respect to the Telxius Assets.

Additionally, we may fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity. If we are not able to meet these integration challenges, we may not realize the benefits we expect from our acquired portfolios and businesses, including the Pending Telxius Acquisition, and our business, financial condition and results of operations will be adversely affected.

As a result of our acquisitions, we have a substantial amount of intangible assets and goodwill. In accordance with accounting principles generally accepted in the United States (“GAAP”), we are required to assess our goodwill and other intangible assets annually or more frequently in the event of circumstances indicating potential impairment to determine if they are impaired. If, as a result of the factors noted above, the testing performed indicates that an asset may not be recoverable or the carrying value exceeds the fair value, we would be required to record a non-cash impairment charge in the period the determination is made.

Our platform expansion initiatives may not be successful, or we may be required to record impairment charges for our goodwill or for other intangible assets, which could have a material adverse effect on our business, results of operations or financial condition, and could limit our continued investments in such platform expansion initiatives.

New technologies or changes in our or a tenant’s business model could make our tower leasing business less desirable and result in decreasing revenues and operating results.

The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a tenant’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, if the industry trends toward deploying increased capital to the development and implementation of new technologies, then tenants may allocate less of their budgets to leasing space on our towers. Examples of these technologies include more spectrally efficient technologies, which could relieve a portion of our tenants’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies or satellite services could shift a portion of our tenants’ network investments away from traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a tenant may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a tenant’s business model could have a material adverse effect on the growth of our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies, platform expansion initiatives or new additions to our core business that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.

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

Risks Related to Our Financial Performance or General Economic Conditions

Our leverage and debt service obligations may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements.

Our leverage and debt service obligations, including as a result of our recent InSite Acquisition and the Pending Telxius Acquisition, could have significant negative consequences to our business, results of operations or financial condition, including:
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

We may need to raise additional capital through debt financing activities, asset sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives, required purchases of our joint venture partners’ interests and to satisfy our distribution requirements and debt service obligations and leverage requirements, including financial ratio covenants. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms, rates and conditions or subject us to additional loan covenants, which could accelerate our debt repayment obligations. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

Further, extreme market volatility and disruption caused by COVID-19 may impact our ability to raise additional capital through debt and equity financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. The extent to which COVID-19 will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.

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

The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, including our required REIT distributions, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our credit facilities restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower development, mergers and acquisitions or other opportunities. Our credit agreements also contain cross-default and/or cross-acceleration provisions, which may be triggered if we default on certain indebtedness in excess of certain thresholds. In the event of such a default, the resulting cross-defaults or cross-accelerations could have an adverse effect on our business and financial condition. Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 9 to our consolidated financial statements included in this Annual Report.

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

Risks Related to Laws and Regulations

Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.

Our business, and that of our tenants, is subject to federal, state, local and foreign laws, treaties and regulations and administrative and judicial decisions. In certain jurisdictions, these regulations, laws and treaties could be applied or be enforced retroactively. Zoning authorities and community organizations are sometimes opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to tenant demands. Existing or new regulatory policies, regulations or laws may materially and adversely affect the timing, cost or completion of our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to litigants or result in decreased revenue. In addition, in certain jurisdictions, we and certain of our tenants are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license.

In addition, federal, state and local governments in many of our markets have recently taken actions to contain the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders and business shutdowns, among others, and may take additional actions in the future. In response to governmental actions, we have taken a variety of measures, including providing support for our tenants remotely, requiring work-from-home arrangements and restricting travel for our employees where practicable and other modifications to our business practices. These governmental actions could remain effective for a prolonged period of time with potential material adverse impacts on our, and our tenants’, business operations. Moreover, while the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates or vaccinations become more prevalent, such government actions may be reinstated as the pandemic continues to evolve and in response to actual or potential resurgences. The scope and timing of any such reinstatement is difficult to predict and may materially and adversely affect our operations in the future.

Furthermore, the tax laws, regulations, applicable license terms and conditions, and interpretations governing our business, and that of our tenants, in jurisdictions where we operate, may change at any time, potentially with retroactive effect. This includes changes in tax laws, spectrum use terms, administrative compliance guidance or judicial interpretations thereof. For example, the October 2019 ruling of the Supreme Court of India regarding the definition of adjusted gross revenue (“AGR”) and associated fees and charges may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. Changes in laws, regulations and judicial decisions could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of taxable REIT subsidiaries. These factors could materially and adversely affect our business, results of operations or financial condition.

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
•expropriation resulting in government takeover of tenant operations or governmental regulation restricting foreign ownership or requiring reversion or divestiture;
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
•failure to comply with anti-bribery laws such as the FCPA or similar local anti-bribery laws, or the Office of Foreign Assets Control requirements;
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

In addition, as we continue to invest in joint venture opportunities internationally, our partners may have business or economic goals that are inconsistent or conflict with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could present governance challenges with multiple joint venture partners or expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that joint venture or to execute buyouts of their interests.

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Code:
•we will not be allowed a deduction for distributions to stockholders and would be subject to federal and state income tax on our taxable income at regular corporate income tax rates, which could be substantial in amount, and may require us to borrow additional funds or liquidate some investments to pay any additional tax liability and, accordingly, may reduce funds available for other purposes; and
•we will be disqualified from REIT tax treatment for the four taxable years immediately following the year during which we were so disqualified.

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

The requirements of the environmental and occupational safety and health laws and regulations are complex, change frequently and could become more stringent in the future. In certain jurisdictions, these laws and regulations could be applied retroactively or be broadened to cover situations or persons not currently considered. It is possible that these requirements will change or that liabilities will arise in the future in a manner that could have a material adverse effect on our business, results of operations or financial condition. While we maintain environmental and workers’ compensation insurance, we may not have adequate insurance to cover all costs, fines or penalties.

Risks Related to the Operation of Our Business

Our towers, fiber networks, data centers or computer systems may be affected by natural disasters, security breaches and other unforeseen events for which our insurance may not provide adequate coverage.

Our towers, fiber networks, data centers and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and wind storms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as the potential adverse effects of COVID-19 or other pandemics and acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Climate change or efforts to regulate emissions may also have direct or indirect effects on our business by increasing the cost of emission compliance or fuel we need to deliver primary power to our tenants under our contractual obligations, typically through diesel-powered generators, in emerging markets. Further, any damage or destruction to, or inability to access, our towers, fiber networks, data centers or computer systems, as a result of measures implemented in response to COVID-19 or otherwise, may cause supply chain delays or impact our ability to provide services to our tenants and lead to tenant loss, which could have a material adverse effect on our business, results of operations or financial condition. Additionally, our communications sites could be subject to attacks instigated by claims that the deployment of 5G networks is linked to adverse health effects.

As part of our normal business activities and in our platform expansion initiatives or managed networks businesses, we rely on information technology and other computing resources. Our computer systems, network operation centers or power systems, or those of our cloud or Internet-based providers, could fail on their own accord and are subject to interruption or damage from power outages, computer and telecommunications failures, computer viruses, security breaches (including through cyber-attack, data theft and exploiting potentially vulnerable services, such as virtual private networks and communication and collaboration platforms as a result of increased teleworking activity as a result of COVID-19), usage errors, catastrophic events such as natural disasters and other events beyond our control. Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, breached or otherwise cease to function properly, we could suffer interruptions in our operations, including our ability to correctly record, process and report financial information, our tenants’ network availability may be impacted or we could unintentionally allow misappropriation of proprietary or confidential information (including information about our tenants or landlords, or tenant information on our platform expansion initiatives or managed networks businesses), which could result in a loss of revenue, damage to our reputation, damage to our tenant and vendor relationships, litigation, regulatory investigations and penalties under existing or future data privacy laws and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, our recent acquisitions, including acquisitions of fiber businesses, may increase our exposure to the risks described above and have material and adverse effects on our business.

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

Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks, including claims that the deployment of 5G networks is linked to adverse health effects, could undermine the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. If a scientific study, court decision or government agency ruling resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our tenants and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.

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
As of December 31, 2020, we owned and operated a portfolio of 185,641 communications sites, including 1,781 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in Canada and the United States, which are included in our U.S. & Canada property segment, and in Australia, which are included in our Asia-Pacific property segment.
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
•A guyed tower includes a series of cables attaching separate levels of the tower to anchor foundations in the ground and can reach heights of up to 2,000 feet. A typical guyed broadcast tower can be located a tract of land of up to 20 acres.
•A self-supporting lattice tower typically tapers from the bottom up and usually has three or four legs. A lattice tower can reach heights of up to 1,000 feet, although most lattice structures are between 200 and 400 feet. Depending on the height of the tower, a lattice tower site can be located on a tract of land of 10,000 square feet for a rural site or fewer than 2,500 square feet for a metropolitan site.
•A monopole tower is a tubular structure that is used primarily to address space constraints or aesthetic concerns. Monopoles typically have heights ranging from 50 to 200 feet. A monopole tower site used in metropolitan areas for a typical wireless communications tower can be located on a tract of land of fewer than 2,500 square feet.
•Rooftop towers are primarily used in metropolitan areas in our Asia-Pacific, Africa, Europe and Latin America markets, where locations for traditional tower structures are unavailable. Rooftop towers typically have heights ranging from 10 to 100 feet.
U.S. & Canada Property Segment Encumbered Sites. As of December 31, 2020, the loan underlying the securitization transactions completed in March 2013 and March 2018 (the “2013 Securitization” and the “2018 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,114 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,538 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”). We acquired certain debt in connection with the InSite Acquisition (the “InSite Debt”). As of December 31, 2020, the InSite Debt was secured by an aggregate of 1,946 sites. Subsequent to December 31, 2020, we repaid the entire amount outstanding under the InSite Debt (see note 9 to our consolidated financial statements included in this Annual Report).
Asia-Pacific Property Segment Encumbered Sites. There are no encumbered sites in our Asia-Pacific property segment.
Africa Property Segment Encumbered Sites. There are no encumbered sites in our Africa property segment.
Europe Property Segment Encumbered Sites. There are no encumbered sites in our Europe property segment.
Latin America Property Segment Encumbered Sites. Our outstanding indebtedness in Colombia is secured by an aggregate of 3,563 towers.
Ground Leases. Of the 183,860 towers in our portfolio as of December 31, 2020, approximately 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 43% of the ground leases for our sites have a final expiration date of 2030 and beyond.
Tenants. Our tenants are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2020, our top three tenants by total revenue were AT&T (22%), T-Mobile (19%) and Verizon Wireless (14%). Across most of our markets, our tenant leases generally have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 64% of our current tenant leases have a renewal date of 2026 or beyond.
Offices. Our principal corporate headquarters is leased and located in Boston, Massachusetts, where we currently lease approximately 40,000 square feet of office space. We also own or have entered into long-term leases for the majority of our facilities in international and regional locations for the management and operation of our property and services businesses, including offices in each of our U.S. & Canada, Asia-Pacific, Africa, Europe and Latin America segments. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

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
Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 18, 2021, we had 444,384,437 outstanding shares of common stock and 147 registered holders.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2015, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American Tower Corporation, the S&P 500 Index,
the Dow Jones US Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index

$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
American Tower Corporation
S&P 500
Dow Jones US Telecommunications Equipment
FTSE Nareit All Equity REITs

	Cumulative Total Returns
	12/15	12/16	12/17	12/18	12/19	12/20
American Tower Corporation	$100.00	$111.21	$153.13	$173.53	$256.56	$255.34
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Dow Jones U.S. Telecommunications Equipment Index	100.00	119.14	146.61	159.12	184.95	189.24
FTSE Nareit All Equity REITs Index	100.00	108.63	118.05	113.28	145.75	138.28

ITEM 6.	SELECTED FINANCIAL DATA
N/A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the fourth quarter of 2020, as a result of the InSite Acquisition, we updated our reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. We continue to report our results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services. This change was made to better align the names of our reportable segments with the geographical areas of our business operations following the InSite Acquisition. The change of our reportable segments names is solely reflective of the inclusion of Canada and Australia in our business operations, as a result of the InSite Acquisition, and had no impact on our consolidated financial statements for any prior periods. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has not been adjusted.
In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 21 to our consolidated financial statements included in this Annual Report).
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to the business encompassing the above as our property operations, which accounted for 99% of our total revenues for the year ended December 31, 2020 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2020:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada (2)	208	—	—
United States	27,058	15,432	448
U.S. & Canada total	27,266	15,432	448
Asia-Pacific: (2)
India	74,732	—	1,040
Asia-Pacific total	74,732	—	1,040
Africa:
Burkina Faso	707	—	—
Ghana	3,298	663	28
Kenya	2,397	—	9
Niger	720	—	—
Nigeria	5,823	—	—
South Africa	2,831	—	—
Uganda	3,375	—	12
Africa total	19,151	663	49
Europe:
France	2,769	309	9
Germany	2,217	—	—
Poland	27	—	—
Europe total	5,013	309	9
Latin America:
Argentina	119	—	10
Brazil	16,792	2,249	104
Chile	3,005	—	23
Colombia	4,992	—	4
Costa Rica	661	—	2
Mexico	9,500	186	92
Paraguay	1,426	—	—
Peru	1,935	429	—
Latin America total	38,430	2,864	235
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)In December 2020, we launched operations in Canada and Australia through the InSite Acquisition. In Australia, we do not own or operate communications sites but control land under carrier or other third-party communications sites, which provides recurring cash flow through tenant leasing arrangements. In Canada, we also control land under carrier or other third-party communications sites.
On January 13, 2021, we signed agreements for the Pending Telxius Acquisition, pursuant to which we expect to acquire approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion EUR (approximately $9.4 billion at the time of signing) at closing, subject to certain conditions and limited adjustments. The Pending Telxius Acquisition is expected to close in multiple tranches, beginning in the second quarter of 2021, subject to customary closing conditions, including government and regulatory approval. The impact of the Pending Telxius Acquisition on our 2021 results of operations will be dependent on a number of factors, including the timing of any closings.
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2020 was recurring revenue that we should continue to receive in future periods. Based upon existing tenant leases and foreign currency exchange rates as of December 31, 2020, we expect to generate nearly $59 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.
Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the year ended December 31, 2020, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia-Pacific property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the year ended December 31, 2020, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit, although overall churn rates in India remained elevated relative to historical levels.
We anticipate that our churn rate in India will moderate over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we believe that our churn rate may remain elevated as our tenants in India evaluate the recent court rulings by the Indian Supreme Court and determine their payment plans for the AGR fees and charges prescribed by such court, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Additionally, we expect that our churn rate in our U.S. & Canada property segment will be elevated for a period of several years due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of the T-Mobile MLA signed in September 2020.
As further set forth in Item 1A of this Annual Report under the captions “Risk Factors,” the ongoing COVID-19 pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our tenants and the demand for our communications sites in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications sites, while ensuring the safety and security of our employees, tenants, vendors and surrounding communities. These measures include providing support for our tenants remotely, requiring work-from-home arrangements and restricting travel for our employees where practicable and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants and business partners.
As a result of the impact of COVID-19 on global financial markets, foreign currency exchange rates have been volatile in many of the markets in which we operate. We estimate that the adverse impact from changes in foreign currency exchange rates on our consolidated revenue and operating profit in the current period, as compared to the year ended December 31, 2019, was approximately $315 million and $172 million, respectively. If exchange rates become significantly more unfavorable, the impact to our revenue and other future operating results could be material. Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity and duration of the COVID-19 pandemic, the degree of success of actions taken to contain or treat COVID-19, including the availability and effectiveness of vaccines and treatments, and the reactions by consumers, companies, governmental entities and capital markets to such actions.
Property Operations Revenue Growth. Due to our diversified communications site portfolio, our tenant lease rates vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. We measure the remaining tower capacity by assessing several factors, including tower height, tower type, environmental conditions, existing equipment on the tower and zoning and permitting regulations in effect in the jurisdiction where the tower is located. In many instances, tower capacity can be increased with relatively modest tower augmentation capital expenditures, which are often reimbursed to us.
The primary factors affecting the revenue growth of our property segments are:
•Growth in tenant billings, including:
•New revenue attributable to leasing additional space on our sites (“colocations”) and lease amendments;
•Contractual rent escalations on existing tenant leases, net of churn; and

•New revenue attributable to leases in place on day one on sites acquired or constructed since the beginning of the prior-year period.
•Revenue growth from other items, including additional tenant payments primarily to cover costs, such as ground rent or power and fuel costs included in certain tenant leases (“pass-through”), straight-line revenue and decommissioning.
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
Property Operations Organic Revenue Growth. Consistent with our strategy to increase the utilization and return on investment from our sites, our objective is to add new tenants and new equipment for existing tenants through colocation and lease amendments. Our ability to lease additional space on our sites is primarily a function of the rate at which wireless carriers and other tenants deploy capital to improve and expand their wireless networks. This rate, in turn, is influenced by the growth of wireless services, the penetration of advanced wireless devices, the level of emphasis on network quality and capacity in carrier competition, the financial performance of our tenants and their access to capital and general economic conditions. According to industry data, recent aggregate annual wireless capital spending in the United States has averaged at least $30 billion, resulting in consistent demand for our sites.
Based on industry research and projections, we expect that a number of key industry trends will result in incremental revenue opportunities for us:
•In less advanced wireless markets where network deployments are in earlier stages, we expect these deployments to drive demand for our tower space as carriers seek to expand their footprints and increase the scope and density of their networks. We have established operations in many of these markets at the early stages of wireless development, which we believe will enable us to meaningfully participate in these deployments over the long term.
•Subscribers’ use of mobile data continues to grow rapidly given increasing smartphone and other advanced device penetration, the proliferation of bandwidth-intensive applications on these devices and the continuing evolution of the mobile ecosystem. We believe carriers will be compelled to deploy additional equipment on existing networks while also rolling out more advanced wireless networks to address coverage and capacity needs resulting from this increasing mobile data usage.
•The deployment of advanced mobile technology, such as 4G and 5G, will provide higher speed data services and further enable fixed broadband substitution. As a result, we expect that our tenants will continue deploying additional equipment across their existing networks.
•Wireless service providers compete based on the quality of their networks, which is driven by capacity and coverage. To maintain or improve their network performance as overall network usage increases, our tenants continue to deploy additional equipment across their existing sites while also adding new cell sites. We anticipate increasing network densification over the next several years, as existing network density is anticipated to be insufficient to account for rapidly increasing levels of wireless data usage.
•Wireless service providers continue to acquire additional spectrum, and as a result are expected to add additional sites and equipment to their networks as they seek to optimize their network configuration and utilize additional spectrum. We expect this to be particularly relevant in the context of higher-band spectrum such as 2.5 gigahertz (GHz) and C-Band being deployed for 5G, as these spectrum assets tend to have more limited propagation characteristics compared to the lower-band spectrum that has historically been deployed on our towers.
•Next generation technologies requiring wireless connectivity have the potential to provide incremental revenue opportunities for us. These technologies may include edge computing functionality, autonomous vehicle networks and a number of other internet-of-things, or IoT, applications, as well as other potential use cases for wireless services. These technologies may create new and complementary use cases for our communications real estate over time, although these use cases are currently in nascent stages.
As part of our international expansion initiatives, we have targeted markets in various stages of network development to diversify our international exposure and position us to benefit from a number of different wireless technology deployments over the long term. For example, as part of our Pending Telxius Acquisition, we expect to increase our exposure to more developed markets in Europe. In addition, we have focused on building relationships with large multinational carriers to increase the opportunities for growth or mutually beneficial transactional opportunities across common markets. We believe that consistent carrier network investments across our international markets will, over the long term, position us to generate meaningful organic revenue growth going forward.
In emerging markets, such as Burkina Faso, Ghana, India, Kenya, Niger, Nigeria and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in certain underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services and advanced device penetration remains low. In more developed urban locations within these markets, mobile data usage tends to be higher and advanced network deployments are further along. Carriers are focused on completing voice network build-outs while increasing investments in data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.
In India, the ongoing transition from 2G technology to 4G technology has included a period of carrier consolidation, whereby the number of carriers operating in the marketplace has been reduced through mergers, acquisitions and select carrier exits from the marketplace, which we believe is now substantially complete. We believe that this consolidation process has resulted in an industry structure for both the wireless carriers and communications infrastructure providers that will be more conducive to sustained growth and profitability over time.
In markets with rapidly evolving network technology, such as South Africa, Poland and most of the countries in Latin America where we do business, initial voice networks, for the most part, have already been built out, and carriers are increasingly focused on 4G network deployments. Consumers in these regions are increasingly adopting smartphones and other advanced devices, in particular as lower cost smartphones become increasingly available. As a result, the usage of bandwidth-intensive mobile applications is growing materially. Recent spectrum auctions in these rapidly evolving markets have allowed incumbent carriers to accelerate their data network deployments and have also enabled new entrants to begin initial investments in data networks. Smartphone penetration and wireless data usage in these markets are advancing rapidly, which typically requires that carriers continue to invest in their networks to maintain and augment their quality of service.
Finally, in markets with more mature network technology, such as Australia, Canada, Germany, France and, following the expected closing of our Pending Telxius Acquisition, Spain, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity, as well as the early stages of 5G deployment.
We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 143,000 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.
We have master lease agreements with many of our tenants that provide for consistent, long-term revenue and reduce the likelihood of non-contractual churn. Certain of those master lease agreements are comprehensive in nature and further build and augment strong strategic partnerships with our tenants while significantly reducing colocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.
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
Property Operations New Site Revenue Growth. During the year ended December 31, 2020, we grew our portfolio of communications real estate through the acquisition and construction of approximately 9,365 sites globally. In a majority of our Asia-Pacific, Africa, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2020	2019	2018
U.S. & Canada	2,255	430	285
Asia-Pacific	3,960	3,330	21,470
Africa	1,540	6,455	1,040
Europe	610	15	15
Latin America	1,000	3,475	1,655
Property Operations Expenses. Direct operating expenses incurred by our property segments include direct site level expenses and consist primarily of ground rent and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repairs and maintenance expenses. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our property segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental tenants to our sites and typically increase only modestly year-over-year. As a result, leasing additional space to new tenants on our sites provides significant incremental gross margin and cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in our existing markets or expand into new markets. Our profit margin growth is therefore positively impacted by the addition of new tenants to our sites but can be temporarily diluted by our development activities.
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

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For a discussion of our 2019 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 25, 2020 (the “2019 Form 10-K”).
During the fourth quarter of 2020, as a result of the InSite Acquisition, we updated our reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. The change of our reportable segments names is solely reflective of the inclusion of Canada and Australia in our business operations, as a result of the InSite Acquisition, and had no impact on our consolidated financial statements for any prior periods. Historical financial information included in Part I, Item 7 of the 2019 Form 10-K has not been adjusted.

Years Ended December 31, 2020 and 2019
(in millions, except percentages)
Revenue

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Property
U.S. & Canada	$4,517.0	$4,188.7	8%
Asia-Pacific	1,139.4	1,217.0	(6)
Africa	890.2	583.9	52
Europe	149.6	134.6	11
Latin America	1,257.4	1,340.7	(6)
Total property	7,953.6	7,464.9	7
Services	87.9	115.4	(24)
Total revenues	$8,041.5	$7,580.3	6%
Year ended December 31, 2020
U.S. & Canada property segment revenue growth of $328.3 million was attributable to:
• Tenant billings growth of $196.1 million, which was driven by:
◦$134.3 million due to colocations and amendments;
◦$57.4 million from contractual escalations, net of churn (as discussed above, we expect that our churn rate will be elevated for a period of several years pursuant to the terms of the T-Mobile MLA); and
◦$16.1 million generated from newly acquired or constructed sites;
◦Partially offset by a decrease of $11.7 million from other tenant billings; and
• An increase of $132.2 million in other revenue, which includes a $135.1 million increase due to straight-line accounting as a result of the T-Mobile MLA and the full year to date impact of the our master lease agreement entered into with AT&T in August 2019.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in the Canadian Dollar. The InSite Acquisition did not meaningfully impact revenue growth during the current period due to the timing of the closing in December 2020. We expect the assets acquired from InSite to generate approximately $150 million in property revenue in 2021.
Asia-Pacific property segment revenue decrease of $77.6 million was attributable to:
• A decrease of $30.3 million in other revenue, primarily due to a decrease in tenant settlement payments received attributable to prior tenant cancellations; and
• A decrease of $8.1 million in pass-through revenue;
• Partially offset by an increase of $18.3 million in tenant billings, which was driven by:
◦$69.0 million due to colocations and amendments; and
◦$19.6 million generated from newly acquired or constructed sites;
◦Partially offset by:
▪A decrease of $69.4 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.9 million from other tenant billings.

Segment revenue decline included a decrease of $57.5 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $306.3 million was attributable to:
• Tenant billings growth of $245.0 million, which was driven by:
◦$206.2 million generated from newly acquired or constructed sites, primarily due to the Eaton Towers Acquisition;
◦$24.9 million due to colocations and amendments;
◦$13.1 million from contractual escalations, net of churn; and
◦$0.8 million from other tenant billings;
• An increase of $71.0 million in pass-through revenue, including amounts related to the Eaton Towers Acquisition; and
• An increase of $30.7 million in other revenue.
Segment revenue growth was partially offset by a decrease of $40.4 million attributable to the negative impact of foreign currency translation, which included, among others, $16.7 million related to fluctuations in South African Rand and $11.6 million related to fluctuations in Ghanaian Cedi.
Europe property segment revenue growth of $15.0 million was attributable to:
• Tenant billings growth of $6.7 million, which was driven by:
◦$4.1 million due to colocations and amendments;
◦$4.0 million generated from newly acquired or constructed sites, primarily attributable to the Orange Acquisition; and
◦$0.2 million from other tenant billings;
◦Partially offset by a decrease of $1.6 million resulting from churn in excess of contractual escalations;
• An increase of $5.2 million in other revenue; and
• An increase of $0.1 million in pass-through revenue.
Segment revenue growth included an increase of $3.0 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue decrease of $83.3 million was attributable to:
• A decrease of $15.7 million in other revenue, primarily due to the nonrecurrence of an $11.6 million tenant settlement payment in Mexico in the prior-year period;
• Partially offset by an increase of $46.7 million in pass-through revenue and an increase of $108.1 million in tenant billings, which was driven by:
◦$43.5 million generated from newly acquired or constructed sites, primarily due to the Entel Acquisition;
◦$35.4 million due to colocations and amendments;
◦$25.6 million from contractual escalations, net of churn; and
◦$3.6 million from other tenant billings.
Segment revenue decline included a decrease of $222.4 million attributable to the negative impact of foreign currency translation, which included, among others, $149.2 million related to fluctuations in Brazilian Real, $49.6 million related to fluctuations in Mexican Peso and $11.9 million related to fluctuations in Colombian Peso.
The decrease in services segment revenue of $27.5 million was primarily attributable to a decrease in site application, zoning and permitting services.
Gross Margin

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Property
U.S. & Canada	$3,709.0	$3,380.8	10%
Asia-Pacific	478.0	501.1	(5)
Africa	592.5	374.9	58
Europe	121.5	106.8	14
Latin America	864.9	929.4	(7)
Total property	5,765.9	5,293.0	9
Services	51.4	73.3	(30)%

Year ended December 31, 2020
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above. The InSite Acquisition did not meaningfully impact U.S. & Canada property segment gross margin during the current period due to the timing of the closing in December 2020. We expect the assets acquired from InSite to generate approximately $115 million in gross margin in 2021.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $21.1 million, primarily due to a combination of (i) lower land rent costs, partially due to site decommissioning, and (ii) lower security and monitoring costs. Direct expenses also benefited by $33.4 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $104.3 million, primarily due to the Eaton Towers Acquisition. Direct expenses also benefited by $15.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $0.2 million. Direct expenses were negatively impacted by $0.5 million attributable to the impact of foreign currency translation.
•The decrease in Latin America property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $52.5 million, primarily due to the Entel Acquisition. Direct expenses also benefited by $71.3 million from the impact of foreign currency translation.
•The decrease in services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $5.6 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Property
U.S. & Canada	$162.2	$175.5	(8)%
Asia-Pacific	97.4	99.9	(3)
Africa	94.4	53.7	76
Europe	23.0	23.2	(1)
Latin America	93.1	101.0	(8)
Total property	470.1	453.3	4
Services	14.8	12.0	23
Other	293.8	265.1	11
Total selling, general, administrative and development expense	$778.7	$730.4	7%
Year Ended December 31, 2020
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by a decrease in legal costs as compared to the prior-year period and lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by the benefit of foreign currency translation on SG&A and lower travel spending, partially offset by increased personnel costs and an increase in bad debt expense of $3.1 million.
•The increase in our Africa property segment SG&A was primarily driven by increased personnel costs to support our business, including due to the Eaton Towers Acquisition, and an increase in bad debt expense of $23.5 million as a result of receivable reserves with certain tenants.
•Our Europe property segment SG&A remained relatively consistent as compared to the prior-year period.
•The decrease in our Latin America property segment SG&A was primarily driven by the benefit of foreign currency translation on SG&A, partially offset by increased personnel costs, including costs to support our fiber business.

•The increase in our services segment SG&A was primarily driven by an increase in personnel costs, partially offset by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $9.2 million and an increase in corporate SG&A, including an increase in personnel costs and charitable contributions.
Operating Profit

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Property
U.S. & Canada	$3,546.8	$3,205.3	11%
Asia-Pacific	380.6	401.2	(5)
Africa	498.1	321.2	55
Europe	98.5	83.6	18
Latin America	771.8	828.4	(7)
Total property	5,295.8	4,839.7	9
Services	36.6	61.3	(40)%
Year Ended December 31, 2020
•The increase in operating profit for our U.S. & Canada property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.
•The decreases in operating profit for our Asia-Pacific and Latin America property segments were primarily attributable to decreases in our segment gross margin, partially offset by decreases in our segment SG&A.
•The increase in operating profit for our Africa property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
•The increase in operating profit for our Europe property segment was primarily attributable to an increase in our segment gross margin.
•The decrease in operating profit for our services segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.
Depreciation, Amortization and Accretion

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Depreciation, amortization and accretion	$1,882.3	$1,778.4	6%
The increase in depreciation, amortization and accretion expense for the year ended December 31, 2020 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including due to the Eaton Towers Acquisition and the Entel Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Other operating expenses	$265.8	$166.3	60%
The increase in other operating expenses for the year ended December 31, 2020 was primarily attributable to increases in impairment charges of $128.6 million, including an increase of $66.2 million in impairment charges related to Right-of-use assets. These items were partially offset by a decrease in losses on sales or disposals of assets of $27.8 million and a one-time benefit in Brazil in the current period.

Total Other Expense

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Total Other expense	$1,066.4	$772.0	38%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The increase in total other expense during the year ended December 31, 2020 was due to foreign currency losses of $216.4 million in the current period, as compared to foreign currency gains of $6.1 million in the prior-year period, and a loss on retirement of long-term obligations of $71.8 million in the current period, attributable to the repayment of our 5.900% senior unsecured notes due 2021 (the “5.900% Notes”), our 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and our 3.450% senior unsecured notes due 2021 (the “3.450% Notes”), as compared to a loss on retirement of long-term obligations of $22.2 million during the prior-year period, primarily attributable to the repayment of our 5.050% senior unsecured notes due 2020 (the “5.050% Notes”).
Income Tax Provision (Benefit)

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Income tax provision (benefit)	$129.6	$(0.2)	(64,900)%
Effective tax rate	7.1%	(0.0)%
As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2020 and 2019 differs from the federal statutory rate.
The change in the income tax provision (benefit) for the year ended December 31, 2020 was primarily attributable to a $113.0 million one-time tax benefit included in the prior-year period arising from revaluing our net deferred tax liability due to tax law changes in India, partially offset by changes in the valuation allowance in the current year.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Net income	$1,691.5	$1,916.6	(12)%
Income tax provision (benefit)	129.6	(0.2)	(64,900)
Other expense (income)	240.8	(17.6)	(1,468)
Loss on retirement of long-term obligations	71.8	22.2	223
Interest expense	793.5	814.2	(3)
Interest income	(39.7)	(46.8)	(15)
Other operating expenses	265.8	166.3	60
Depreciation, amortization and accretion	1,882.3	1,778.4	6
Stock-based compensation expense	120.8	111.4	8
Adjusted EBITDA	$5,156.4	$4,744.5	9%

	Year Ended December 31,		Percent Change 2020 vs 2019
	2020	2019
Net income	$1,691.5	$1,916.6	(12)%
Real estate related depreciation, amortization and accretion	1,674.1	1,578.8	6
Losses from sale or disposal of real estate and real estate related impairment charges (1)	241.8	139.5	73
Dividend to noncontrolling interest	(7.9)	(13.2)	(40)
Adjustments for unconsolidated affiliates and noncontrolling interests	(88.7)	(130.0)	(32)
Nareit FFO attributable to American Tower Corporation common stockholders	$3,510.8	$3,491.7	1
Straight-line revenue	(322.0)	(183.5)	75
Straight-line expense	51.6	44.4	16
Stock-based compensation expense	120.8	111.4	8
Deferred portion of income tax (2)	(16.7)	(147.7)	(89)
Non-real estate related depreciation, amortization and accretion	208.2	199.6	4
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	33.3	28.4	17
Payment of shareholder loan interest (3)	(63.3)	(14.2)	346
Other expense (income) (4)	240.8	(17.6)	(1,468)
Loss on retirement of long-term obligations	71.8	22.2	223
Other operating expenses (5)	24.0	26.8	(10)
Capital improvement capital expenditures	(150.3)	(160.0)	(6)
Corporate capital expenditures	(9.3)	(10.6)	(12)
Adjustments for unconsolidated affiliates and noncontrolling interests	88.7	130.0	(32)
Consolidated AFFO	$3,788.4	$3,520.9	8%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(24.9)	(79.2)	(69)%
AFFO attributable to American Tower Corporation common stockholders	$3,763.5	$3,441.7	9%
_______________
(1)    Included in these amounts are impairment charges of $222.8 million and $94.2 million for the years ended December 31, 2020 and 2019, respectively.
(2)    For the year ended December 31, 2019, amount includes a tax benefit of $113.0 million as a result of revaluing our net deferred tax liability due to tax law changes in India.
(3)    For the year ended December 31, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN’s redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 15 to our consolidated financial statements included in this Annual Report). For the year ended December 31, 2019, relates to the payment of capitalized interest associated with the shareholder loan previously owed to our joint venture partner in Ghana. These long-term deferred interest payments were previously expensed but excluded from Consolidated AFFO.
(4)    Includes losses (gains) on foreign currency exchange rate fluctuations of $216.4 million and ($6.1 million), respectively.
(5)    Primarily includes acquisition-related costs and integration costs.
(6)    Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.
Year Ended December 31, 2020
The decrease in net income was primarily due to (i) an increase in other expense, attributable to an increase in net foreign currency losses, and a loss on retirement of long-term obligations of $71.8 million, attributable to the repayment of the 5.900% Notes, the 3.300% Notes and the 3.450% Notes, as compared to a loss on retirement of long-term obligations of $22.2 million during the year ended December 31, 2019, primarily attributable to the repayment of the 5.050% Notes, (ii) a change in the income tax provision (benefit), (iii) an increase in depreciation, amortization and accretion expense and (iv) an increase in other operating expenses, primarily attributable to an increase in impairment charges, partially offset by an increase in our operating profit.
The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense, of $39.1 million.
The increase in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting and decreases in capital improvement and corporate capital expenditures, which were partially offset by an increase in cash paid for interest, including previously deferred interest associated with the shareholder loans. The growth in AFFO attributable to American

Tower Corporation common stockholders was also impacted by lower adjustments for unconsolidated affiliates and noncontrolling interests in Africa, which is now fully consolidated.

Liquidity and Capital Resources
Overview
During the year ended December 31, 2020, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2020 financing transactions included:
•Entry into (i) a $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”) and (ii) the April 2020 Term Loan (as defined below), which was repaid in full during the year ended December 31, 2020.
•Registered public offerings in an aggregate amount of $8.0 billion, including an aggregate amount of 1.4 billion EUR, of senior unsecured notes with maturities ranging from 2024 to 2051.
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
The following table summarizes our liquidity as of December 31, 2020 (in millions):

Available under the 2019 Multicurrency Credit Facility	$3,100.0
Available under the 2019 Credit Facility	55.0
Letters of credit	(4.6)
Total available under credit facilities, net	3,150.4
Cash and cash equivalents	1,746.3
Total liquidity	$4,896.7
Subsequent to December 31, 2020, we made additional borrowings of (i) $50.0 million under our $2.9 billion senior unsecured revolving credit facility, as amended and restated in December 2019 and as further amended as described below (the “2019 Credit Facility”), and (ii) $1.8 billion under our $4.1 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 and as further amended as described below (the “2019 Multicurrency Credit Facility”). The borrowings were used to repay existing indebtedness, including repayment of the InSite Debt and the 2020 Term Loan, and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2020	2019	2018
Net cash provided by (used for):
Operating activities	$3,881.4	$3,752.6	$3,748.3
Investing activities	(4,784.6)	(3,987.5)	(2,749.5)
Financing activities	1,215.3	521.7	(607.7)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(28.7)	(13.7)	(41.1)
Net increase in cash and cash equivalents, and restricted cash	$283.4	$273.1	$350.0
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
During the year ended December 31, 2020, we completed the acquisition of MTN’s noncontrolling interests in each of our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million (see note 15 to our consolidated financial statements included in this Annual Report), which resulted in an increase in our controlling interests in such joint ventures from 51% to 100%.
During the year ended December 31, 2020, we redeemed Tata Teleservices Limited and Tata Sons’ remaining combined holdings of ATC TIPL (see note 15 to our consolidated financial statements included in this Annual Report), for total consideration of INR 24.8 billion ($337.3 million at the date of redemption). As a result of the redemption, our controlling interest in ATC TIPL increased from 79% to 92% and the noncontrolling interest decreased from 21% to 8%.

In February 2021, we entered into an agreement with Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust, our remaining minority holders in ATC TIPL, to redeem 100% of their combined holdings in ATC TIPL (see note 15 to our consolidated financial statements included in this Annual Report) at a price of INR 175 per share, subject to certain adjustments. Accordingly, we expect to pay an amount equivalent to INR 12.9 billion (approximately $176.6 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, we will hold a 100% ownership interest in ATC TIPL.
As of December 31, 2020, we had total outstanding indebtedness of $29.5 billion, with a current portion of $0.8 billion. During the year ended December 31, 2020, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and cash on hand, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2021, together with our increased borrowing capacity under our credit facilities, recently executed delayed draw term loans and bridge loan commitment, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. Our material current and long term cash requirements are further described below.
As of December 31, 2020, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries, of which $570.5 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2020, cash provided by operating activities increased $128.8 million as compared to the year ended December 31, 2019. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2019, include:
•An increase in our operating profit of $431.4 million;
•An increase in non-cash operating activities, including an increase of approximately $138.5 million in straight-line revenue, partially offset by an increase of approximately $7.2 million in straight-line expense;
•An increase in cash required for working capital, primarily as a result of an increase in accounts receivable; and
•An increase of approximately $12.1 million in cash paid for interest.
For the year ended December 31, 2019, cash provided by operating activities increased $4.3 million as compared to the year ended December 31, 2018. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2018, include:
•An increase in non-cash operating activities, including an increase of approximately $95.9 million in straight-line revenue and a decrease of approximately $13.5 million in straight-line expense;
•An increase in our operating profit of $78.4 million; and
•A decrease of approximately $39.5 million in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2020 are highlighted below:
•We spent approximately $3.8 billion for acquisitions, primarily related to the InSite Acquisition and asset acquisitions in the United States, Chile, France, Mexico, Peru, Poland and South Africa.
•We spent $1.1 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$402.4
Ground lease purchases (2)	194.6
Capital improvements and corporate expenditures (3)	159.6
Redevelopment	179.4
Start-up capital projects	135.2
Total capital expenditures (4)	$1,071.2
_______________
(1)Includes the construction of 5,886 communications sites globally.
(2)Includes $36.9 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $9.2 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt, finance leases and capital leases in the cash flow from financing activities in our consolidated statements of cash flows.

(4)Net of purchase credits of $6.6 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.
Our significant investing transactions in 2019 included the following:
•We spent approximately $3.0 billion for acquisitions, primarily related to the Eaton Towers Acquisition, the Entel Acquisition and asset acquisitions in the United States, Colombia, Mexico, Paraguay and Peru.
•We spent $1,029.7 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$366.6
Ground lease purchases (2)	153.9
Capital improvements and corporate expenditures (3)	170.6
Redevelopment	258.5
Start-up capital projects	80.1
Total capital expenditures (4)	$1,029.7
_______________
(1)Includes the construction of 4,511 communications sites globally.
(2)Includes $29.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $18.0 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt, finance leases and capital leases in the cash flow from financing activities in our consolidated statements of cash flows.
(4)Net of purchase credits of $9.2 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.
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
We expect that our 2021 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$475	to	$505
Ground lease purchases	230	to	250
Capital improvements and corporate expenditures	165	to	175
Redevelopment	290	to	310
Start-up capital projects	190	to	210
Total capital expenditures	$1,350	to	$1,450
_______________
(1)    Includes the construction of approximately 6,000 to 7,000 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Proceeds from issuance of senior notes, net	$7,925.1	$4,876.7	$584.9
(Repayments of) proceeds from credit facilities, net	(5.1)	425.0	(695.9)
Distributions paid on common and preferred stock	(1,928.2)	(1,603.0)	(1,342.4)
Purchases of common stock	(56.0)	(19.6)	(232.8)
Repayments of securitized debt	(350.0)	—	(500.0)
Distributions to noncontrolling interest holders, net	(12.3)	(11.8)	(14.4)
Repayments of senior notes	(2,650.0)	(1,700.0)	—
(Repayments of) proceeds from term loans, net	(250.0)	(500.0)	1,500.0
Purchases of redeemable noncontrolling interests (1)	(861.7)	(425.7)	—
Proceeds from issuance of securities in securitization transaction	—	—	500.0
_______________
(1)Includes the redemption of minority interests in ATC TIPL. For the year ended December 31, 2020, also includes the redemption of MTN’s noncontrolling interests in each of our joint ventures in Ghana and Uganda.

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
1.300% Senior Notes, 2.100% Senior Notes and 3.100% Senior Notes Offering—On June 3, 2020, we completed a registered public offering of $500.0 million aggregate principal amount of 1.300% senior unsecured notes due 2025 (the “1.300% Notes”), $750.0 million aggregate principal amount of 2.100% senior unsecured notes due 2030 (the “2.100% Notes”) and $750.0 million aggregate principal amount of 3.100% senior unsecured notes due 2050 (the “Initial 3.100% Notes”). The net proceeds from this offering were approximately $1,968.2 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes.
0.500% Senior Notes and 1.000% Senior Notes Offering—On September 10, 2020, we completed a registered public offering of 750.0 million EUR ($886.1 million at the date of issuance) aggregate principal amount of 0.500% senior unsecured notes due 2028 (the “0.500% Notes”) and 650.0 million EUR ($768.0 million at the date of issuance) aggregate principal amount of 1.000% senior unsecured notes due 2032 (the “1.000% Notes”). The net proceeds from this offering were approximately 1,385.2 million EUR ($1,636.6 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the April 2020 Term Loan (as defined below) and for general corporate purposes.
1.875% Senior Notes and 3.100% Senior Notes Offering—On September 28, 2020, we completed a registered public offering of $300.0 million aggregate principal amount through a reopening of the Initial 3.100% Notes (the “Reopened 3.100% Notes” and, collectively with the Initial 3.100% Notes, the “3.100% Notes”) and $800.0 million aggregate principal amount of 1.875% senior unsecured notes due 2030 (the “1.875% Notes”). The net proceeds from this offering were approximately $1,092.1 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and the April 2020 Term Loan (as defined below).
0.600% Senior Notes, 1.500% Senior Notes and 2.950% Senior Notes Offering—On November 20, 2020, we completed a registered public offering of $500.0 million aggregate principal amount of 0.600% senior unsecured notes due 2024 (the “0.600% Notes”), $650.0 million aggregate principal amount of 1.500% senior unsecured notes due 2028 (the “1.500% Notes”)

and $550.0 million aggregate principal amount of 2.950% senior unsecured notes due 2051 (the “2.950% Notes” and, collectively with the 2.400% Notes, the 2.900% Notes, the 1.300% Notes, the 2.100% Notes, the 3.100% Notes, the 0.500% Notes, the 1.000% Notes, the 1.875% Notes, the 0.600% Notes and the 1.500% Notes, the “Notes”). The net proceeds from this offering were approximately $1,678.9 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes, including the funding of the InSite Acquisition.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
2.400% Notes	$750.0	January 10, 2020	March 15, 2025	2.400%	September 15, 2020	March 15 and September 15	February 15, 2025
2.900% Notes	$750.0	January 10, 2020	January 15, 2030	2.900%	July 15, 2020	January 15 and July 15	October 15, 2029
1.300% Notes	$500.0	June 3, 2020	September 15, 2025	1.300%	March 15, 2021	March 15 and September 15	August 15, 2025
2.100% Notes	$750.0	June 3, 2020	June 15, 2030	2.100%	December 15, 2020	June 15 and December 15	March 15, 2030
3.100% Notes (3)	$1,050.0	June 3, 2020	June 15, 2050	3.100%	December 15, 2020	June 15 and December 15	December 15, 2049
0.500% Notes (4)	$886.1	September 10, 2020	January 15, 2028	0.500%	January 15, 2021	January 15	October 15, 2027
1.000% Notes (4)	$768.0	September 10, 2020	January 15, 2032	1.000%	January 15, 2021	January 15	October 15, 2031
1.875% Notes	$800.0	September 28, 2020	October 15, 2030	1.875%	April 15, 2021	April 15 and October 15	July 15, 2030
0.600% Notes	$500.0	November 20, 2020	January 15, 2024	0.600%	July 15, 2021	January 15 and July 15	N/A
1.500% Notes	$650.0	November 20, 2020	January 31, 2028	1.500%	July 31, 2021	January 31 and July 31	November 30, 2027
2.950% Notes	$550.0	November 20, 2020	January 15, 2051	2.950%	July 15, 2021	January 15 and July 15	July 15, 2050
_______________
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
Securitizations
Repayment of Series 2015-1 Notes—On the June 2020 payment date, we repaid the entire $350.0 million aggregate principal amount outstanding under the Series 2015-1 Notes pursuant to the terms of the agreements governing such securities. The repayment was funded with cash on hand. As of December 31, 2020, none of the Series 2015-1 Notes remained outstanding.

Repayment of InSite Debt—The InSite Debt includes securitizations entered into by certain InSite subsidiaries. The InSite Debt was recorded at fair value upon acquisition. On January 15, 2021, we repaid the entire amount outstanding under the InSite Debt, plus accrued and unpaid interest up to, but excluding, January 15, 2021, for an aggregate redemption price of $826.4 million, including $2.3 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of approximately $24.5 million, which consists of prepayment consideration offset by the unamortized fair value adjustment recorded upon acquisition. The repayment of the InSite Debt was funded with borrowings from the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, and cash on hand.
Bank Facilities
During the year ended December 31, 2020, we increased the commitments under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility by $100.0 million each to $3.1 billion and $2.35 billion, respectively.
2019 Multicurrency Credit Facility—As of December 31, 2020, we had the ability to borrow up to $3.1 billion under the 2019 Multicurrency Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2020, we borrowed an aggregate of $1.0 billion and repaid an aggregate of $1.8 billion of revolving indebtedness under the 2019 Multicurrency Credit Facility. We used the borrowings to repay existing indebtedness and for general corporate purposes.
2019 Credit Facility—As of December 31, 2020, we had the ability to borrow up to $2.35 billion under the 2019 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2020, we borrowed an aggregate of $7.2 billion and repaid an aggregate of $6.5 billion of revolving indebtedness under the 2019 Credit Facility. We used the borrowings to fund acquisitions, including the InSite Acquisition, to repay existing indebtedness and for general corporate purposes.
2020 Term Loan—On February 13, 2020, we entered into the 2020 Term Loan, the net proceeds of which were used, together with borrowings under the 2019 Credit Facility and cash on hand, to repay all outstanding indebtedness under our $1.3 billion unsecured term loan entered into on February 14, 2019. The 2020 Term Loan matured on February 12, 2021 and had an interest rate that was 0.650% above the London Interbank Offered Rate (“LIBOR”) for LIBOR-based borrowings or 0.000% above the defined base rate for base rate borrowings. On February 5, 2021, we repaid all amounts outstanding under the 2020 Term Loan with borrowings from the 2019 Multicurrency Credit Facility and cash on hand.
April 2020 Term Loan—On April 3, 2020, we entered into a $1.14 billion unsecured term loan due April 2, 2021, which was subsequently increased to $1.19 billion effective April 21, 2020 (the “April 2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 Credit Facility. During the year ended December 31, 2020, we repaid all amounts outstanding under the April 2020 Term Loan with proceeds from the issuances of the 0.500% Notes, the 1.000% Notes, the 1.875% Notes and the Reopened 3.100% Notes.
As of December 31, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2019 (the “2019 Term Loan”), and the 2020 Term Loan were as follows:

Bank Facility (1)	Outstanding Principal Balance	Maturity Date		LIBOR borrowing interest rate range (2)	Base rate borrowing interest rate range (2)	Current margin over LIBOR and the base rate, respectively
2019 Multicurrency Credit Facility	—	June 28, 2023	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Credit Facility	$2,295.0	January 31, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	$1,000.0	January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2020 Term Loan	$750.0	February 12, 2021		0.650%	0.000%	0.650% and 0.000%
_______________
(1)    Currently borrowed at LIBOR.
(2)    Represents interest rate above LIBOR for LIBOR-based borrowings and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(3)    Subject to two optional renewal periods.
We must pay a quarterly commitment fee on the undrawn portion of each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility. The commitment fee for the 2019 Multicurrency Credit Facility and the 2019 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
The 2019 Multicurrency Credit Facility, the 2019 Credit Facility and the 2019 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under these bank facilities.

The loan agreements for each of the 2019 Multicurrency Credit Facility, the 2019 Credit Facility and the 2019 Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Amendments to Bank Facilities—On February 10, 2021, we amended and restated the 2019 Multicurrency Credit Facility and the 2019 Credit Facility and entered into an amendment agreement with respect to the 2019 Term Loan.
These amendments, among other things,
i.extend the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, respectively,
ii.increase the commitments under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility to $4.1 billion and $2.9 billion, respectively, of which 1.3 billion EUR borrowed under the 2019 Multicurrency Credit Facility is to be reserved to finance the Pending Telxius Acquisition,
iii.increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility) to $6.1 billion and $4.4 billion under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, respectively,
iv.expand the sublimit for multicurrency borrowings under the 2019 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2019 Credit Facility with a $1.5 billion sublimit,
v.amend the limitation of our permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Pending Telxius Acquisition, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if we consummate a Qualified Acquisition (as defined in each of the loan agreements for the facilities)),
vi.amend the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of us and our subsidiaries on a consolidated basis and
vii.increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
2021 Delayed Draw Term Loans—On February 10, 2021, we entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder and bears interest at a rate based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.000% above the Euro Interbank Offered Rate (“EURIBOR”) (the “2021 364-Day Delayed Draw Term Loan”) and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder and bears interest at a rate based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.125% above EURIBOR (the “2021 Three Year Delayed Draw Term Loan,” and, together with the 2021 364-Day Delayed Draw Term Loan, the “2021 Delayed Draw Term Loans”).
The loan agreements for the 2021 Delayed Draw Term Loans contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
Bridge Facility—In connection with entering into the Pending Telxius Acquisition, we entered into a commitment letter (the “Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BoA”) pursuant to which BoA has committed to provide up to 7.5 billion EUR (approximately $9.1 billion at date of signing) in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Pending Telxius Acquisition. Effective February 10, 2021, the Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility and the 2021 Delayed Draw Term Loans, as described above.

The Commitment Letter contains, and the credit agreement in respect of the Bridge Loan Commitment, if any, will contain, certain customary conditions to funding, including, without limitation, (i) the execution and delivery of definitive financing agreements for the Bridge Loan Commitment and (ii) other customary closing conditions set forth in the Commitment Letter. The Company will pay certain customary commitment fees and, in the event it makes any borrowings in connection with the Bridge Loan Commitment, funding and other fees.
India Indebtedness—We maintain several working capital facilities in India, most of which are subject to annual renewal. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread.
Generally, the working capital facilities are payable on demand prior to maturity. Amounts outstanding and key terms of the
India indebtedness consisted of the following as of December 31, 2020 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	7.45% -8.75%	March 18, 2021 - October 23, 2021
______________
(1)     5.6 billion INR ($76.9 million) of borrowing capacity as of December 31, 2020.

Subsequent to December 31, 2020, we entered into two additional working capital facilities in India, under which we currently have no amounts outstanding.
Stock Repurchase Programs—In March 2011, our Board of Directors approved a stock repurchase program, pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock (the “2011 Buyback”). In addition to the 2011 Buyback, in December 2017, our Board of Directors approved an additional stock repurchase program, pursuant to which we are authorized to repurchase up to $2.0 billion of our common stock (the “2017 Buyback,” and, together with the 2011 Buyback, the “Buyback Programs”).
During the year ended December 31, 2020, we repurchased 264,086 shares of our common stock under the 2011 Buyback for an aggregate of $56.0 million, including commissions and fees. We had no repurchases under the 2017 Buyback.
Under each program, we are authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, we may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows us to repurchase shares during periods when we may otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. These programs may be discontinued at any time.
We have repurchased a total of 14.4 million shares of our common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. We expect to continue managing the pacing of the remaining approximately $2.0 billion under the Buyback Programs in response to general market conditions and other relevant factors. We expect to fund any further repurchases of our common stock through a combination of cash on hand, cash generated by operations and borrowings under our credit facilities. Repurchases under the Buyback Programs are subject to, among other things, us having available cash to fund the repurchases.
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. For the year ended December 31, 2020, we received an aggregate of $98.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established the 2020 ATM Program. Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds of the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of December 31, 2020, we have not sold any shares of common stock under the 2020 ATM Program.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $9.4 billion to our common stockholders, including the dividend paid in February 2021, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
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
During the year ended December 31, 2020, we paid $4.33 per share, or $1.9 billion, to common stockholders of record. In addition, we declared a distribution of $1.21 per share, or $537.6 million, paid on February 2, 2021 to our common stockholders of record at the close of business on December 28, 2020.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $12.6 million and $14.3 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we paid $7.8 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2020, see note 16 to our consolidated financial statements included in this Annual Report.
Material Cash Requirements—The following table summarizes material cash requirements from known contractual and other obligations as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations (1)	$789.8	$1,304.6	$3,318.9	$2,151.9	$7,566.0	$14,331.5	$29,462.7
Operating lease obligations (2)	901.1	869.0	836.4	798.0	751.8	6,423.4	10,579.7

______________
(1)    Includes aggregate principal maturities of long-term debt, including finance lease obligations (see note 9 to our consolidated financial statements included in this Annual Report).
(2)    Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to do so could result in a loss of the applicable communications sites and related revenues from tenant leases (see note 4 to our consolidated financial statements included in this Annual Report).

Distributions—We expect that our 2021 total distributions paid to our common stockholders will be $2.3 billion. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors.
Signed Acquisitions—On November 28, 2019, we entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. During the year ended December 31, 2020, we completed the acquisition of 564 communications sites. The remaining communications sites are expected to close in tranches, subject to customary closing conditions.
On December 19, 2019, we entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). We completed the acquisition of approximately 2,400 communications sites in December 2019. During the year ended December 31, 2020, we completed the acquisition of an additional 530 communications sites pursuant to this agreement for an aggregate total purchase price of $137.7 million (as of the dates of acquisition), including value added tax. The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
On January 13, 2021, we entered into the Pending Telxius Acquisition for approximately 7.7 billion EUR (approximately $9.4 billion at the date of signing), subject to limited adjustments. The Pending Telxius Acquisition is expected to close in tranches beginning in the second quarter of 2021, subject to customary closing conditions, including government and regulatory approval.
Asset Retirement Obligations—We are required to remove our tower assets and remediate the leased land upon which certain of our tower assets are located. As of December 31, 2020, the estimated undiscounted future cash outlay for asset retirement obligations was $3.7 billion.
Purchase of Redeemable Noncontrolling Interests— As described above, we expect to pay an amount equivalent to INR 12.9 billion (approximately $176.6 million) to redeem the shares of our remaining minority holders in ATC TIPL in 2021, subject to regulatory approval.
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
Internally Generated Funds—Because the majority of our tenant leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2020 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications sites and our related services and our ability to increase the utilization of our existing communications sites.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2020, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2020 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~$2.5	~$0.4
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~$12.6 (4)	~$4.2
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our debt levels.
(4)    Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.
Under the terms of the agreements for the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans, the Pending Telxius Acquisition is designated as a Qualified Acquisition, whereby our Total Debt to Adjusted EBITDA ratio is adjusted to not exceed 7:50 to 1:00 for four fiscal quarters following consummation of the Pending Telxius Acquisition. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
Failure to comply with the financial maintenance tests and certain other covenants of the loan agreements for our credit facilities could not only prevent us from being able to borrow additional funds under these credit facilities, but may also constitute a default under these credit facilities, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. If this were to occur, we may not have sufficient cash on hand to repay such indebtedness. The key factors affecting our ability to comply with the debt covenants described above are our financial performance relative to the financial maintenance tests defined in the loan agreements for these credit facilities and our ability to fund our debt service obligations. Based upon our current expectations, we believe our operating results during the next 12 months will be sufficient to comply with these covenants.
Restrictions Under Agreements Relating to the 2015 Securitization and the Trust Securitizations—The indenture and related supplemental indenture governing the American Tower Secured Revenue Notes, Series 2015-2, Class A (the “Series 2015-2 Notes”) issued by GTP Acquisition Partners I, LLC (“GTP Acquisition Partners”) in a private securitization transaction in May 2015 (the “2015 Securitization”) and the loan agreement related to the securitization transactions completed in March 2013 (the “2013 Securitization”) and March 2018 (the “2018 Securitization” and, together with the 2013 Securitization, the “Trust Securitizations”) include certain financial ratios and operating covenants and other restrictions customary for transactions subject to rated securitizations. Among other things, GTP Acquisition Partners and American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”) are prohibited from incurring other indebtedness for borrowed money or further encumbering their assets, subject to customary carve-outs for ordinary course trade payables and permitted encumbrances (as defined in the applicable agreements).
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2020, $81.0 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2020	DSCR as of December 31, 2020	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization (2)	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-1 and Series 2015-2	1.30x, Tested Quarterly (3)	(4)(5)	$269.3	16.00x	$270.5	$273.3
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (3)	(4)(6)	$448.8	11.31x	$597.9	$606.9
_______________
(1)    Based on the net cash flow of the applicable issuer or borrower as of December 31, 2020 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
(2)    On the June 2020 payment date, the Series 2015-1 Notes were repaid in full. As of December 31, 2020, none of the Series 2015-1 Notes remained outstanding.
(3)    Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower.
(4)    An amortization period commences if the DSCR is equal to or below 1.15x (the “Minimum DSCR”) at the end of any calendar quarter and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters.
(5)    No amortization period is triggered if the outstanding principal amount of a series has not been repaid in full on the applicable anticipated repayment date. However, in such event, additional interest will accrue on the unpaid principal balance of the applicable series, and such series will begin to amortize on a monthly basis from excess cash flow.
(6)    An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until such principal has been repaid in full.
A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,538 communications sites that secure the Series 2015-2 Notes or the 5,114 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under Item 1A of this Annual Report under the caption “Risk Factors,” extreme market volatility and disruption caused by the COVID-19 pandemic may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations or refinance our existing indebtedness.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2020. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
•Impairment of Assets—Assets Subject to Depreciation and Amortization: We review long-lived assets for impairment at least annually or whenever events, changes in circumstances or other indicators or evidence indicate that the carrying amount of our assets may not be recoverable.
We review our tower portfolio, network location intangible and right-of-use assets for indicators of impairment at the lowest level of identifiable cash flows, typically at an individual tower basis. Possible indicators include a tower not having current tenant leases or having expenses in excess of revenues. A cash flow modeling approach is utilized to assess recoverability and incorporates, among other items, the tower location, the tower location demographics, the timing of additions of new tenants, lease rates and estimated length of tenancy and ongoing cash requirements.
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
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1.0 billion as of December 31, 2020, which represents 10% of our consolidated balance of $10.1 billion. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $1.0 billion and $410.9 million, respectively, as of December 31, 2020, which represent 13% and 11% of our consolidated balances of $8.0 billion and $3.7 billion, respectively.

•Impairment of Assets—Goodwill: We review goodwill for impairment at least annually (as of December 31) or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. We employ a discounted cash flow analysis when testing goodwill. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. We compare the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, an impairment loss would be recognized for the amount of the excess. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit.
During the year ended December 31, 2020, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.
•Asset Retirement Obligations: When required, we recognize the fair value of obligations to remove our tower assets and remediate the leased land upon which certain of our tower assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related tower assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date.
We updated our assumptions used in estimating our aggregate asset retirement obligation, which resulted in a net increase in the estimated obligation of $65.0 million during the year ended December 31, 2020. The change in 2020 primarily resulted from changes in timing of certain settlement date and cost assumptions. Fair value estimates of liabilities for asset retirement obligations generally involve discounting of estimated future cash flows. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations. The significant assumptions used in estimating our aggregate asset retirement obligation are: timing of tower removals; cost of tower removals; timing and number of land lease renewals; expected inflation rates; and credit-adjusted risk-free interest rates that approximate our incremental borrowing rate. While we feel the assumptions are appropriate, there can be no assurances that actual costs and the probability of incurring obligations will not differ from these estimates. We will continue to review these assumptions periodically and we may need to adjust them as necessary.
•Acquisitions: We evaluate each of our acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill. For those acquisitions that meet the definition of a business combination, we apply the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with our results from the dates of the respective acquisitions. Any excess of the purchase price paid over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. We continue to evaluate acquisitions accounted for as business combinations for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, we must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, we must estimate the applicable discount rate and the timing and amount of future tenant cash flows, including rate and terms of renewal and attrition.
•Revenue Recognition: Our revenue is derived from leasing the right to use our communications sites and the land on which the sites are located (the “lease component”) and from the reimbursement of costs incurred in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of our revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, we separately determine the stand-alone selling prices and pattern of revenue recognition for each performance obligation.
Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2020, 2019 and 2018 were $322.0 million, $183.5 million and $87.6 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.
We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 55% of our revenues derived from three tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.
•Rent Expense and Lease Accounting: Many of the leases underlying our tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. In addition, certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. Our calculation of the lease liability includes straight-line ground rent expense for these leases based on the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears to be reasonably assured.
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
•Income Taxes: Accounting for income taxes requires us to estimate the timing and impact of amounts recorded in our financial statements that may be recognized differently for tax purposes. To the extent that the timing of amounts recognized for financial reporting purposes differs from the timing of recognition for tax reporting purposes, deferred tax assets or liabilities are required to be recorded. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date. We do not expect to pay federal income taxes on our REIT taxable income.
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
The following table provides information as of December 31, 2020 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in millions, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 9 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$28.1	$1,304.6	$3,318.9	$2,151.9	$4,271.0	$14,331.5	$25,406.0	$27,308.6
Weighted-Average Interest Rate (a)	7.09%	3.69%	2.89%	3.49%	2.35%	2.82%
Variable Rate Debt (b)	$761.7	$—	$—	$—	$3,295.0	$—	$4,056.7	$4,054.5
Weighted-Average Interest Rate (b)(c)	0.92%	—%	—%	—%	1.25%	—%

Interest Rate Swaps
Hedged Variable-Rate Notional Amount	$8.7	$—	$—	$—	$—	$—	$8.7	$(0.1)	(d)
Fixed Rate Debt Rate (e)							9.37%
Hedged Fixed-Rate Notional Amount	$—	$600.0	$500.0	$—	$—	$—	$1,100.0	$29.2	(f)
Variable Rate Debt Rate (g)							1.24%
_______________
(a)    Fixed rate debt consisted of: Securities issued in the Trust Securitizations; Securities issued in the 2015-2 Securitization; the InSite Debt, which was subsequently repaid in full on January 15, 2021; our senior unsecured notes (see note 9 to our consolidated financial statements included in this Annual Report for a detailed description of all such senior unsecured notes); the Kenya Debt; the U.S. Subsidiary Debt; and other debt including finance leases.
(b)    Variable rate debt consisted of: the 2020 Term Loan, which was subsequently repaid in full on February 5, 2021; the 2019 Multicurrency Credit Facility, which matures on June 28, 2024; the 2019 Credit Facility, which matures on January 31, 2026; the 2019 Term Loan, which matures on January 31, 2025; and the Colombian credit facility, which amortizes through April 24, 2021.
(c)    Based on rates effective as of December 31, 2020.
(d)    As of December 31, 2020, the interest rate swap agreement in Colombia was included in Other non-current liabilities on the consolidated balance sheet.
(e)    Represents the fixed rate of interest based on contractual notional amount as a percentage of the total notional amount. The interest rate consists of fixed interest of 5.37%, per the interest rate agreement, and a fixed margin of 4.00%, per the loan agreement for the Colombian credit facility.
(f)    As of December 31, 2020, the interest rate swap agreements in the U.S. were included in Other non-current assets on the consolidated balance sheet.
(g)    Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.
Interest Rate Risk
As of December 31, 2020, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $8.7 million, has an interest rate of 5.37% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% Notes. These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million, an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2020 consisted of $2.3 billion under the 2019 Credit Facility, $1.0 billion under the 2019 Term Loan, $750.0 million under the 2020 Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes and $2.9 million under the Colombian credit facility after giving effect to our interest rate swap agreements. A 10% increase in current interest rates would result in an additional $6.1 million of interest expense for the year ended December 31, 2020.

Foreign Currency Risk

We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2020, 42% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.
As of December 31, 2020, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $129.2 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2020.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2020 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. As discussed in Item 1 of this Annual Report under the caption “Business” and in note 7 to our consolidated financial statements included in this Annual Report, we completed the InSite Acquisition on December 23, 2020. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at InSite, whose financial statements reflect total assets and revenues constituting 8% and 0%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2020.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting at InSite for the year ended December 31, 2020. We consider InSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of InSite into our internal control structure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at InSite Wireless Group, LLC (“InSite”), which was acquired on December 23, 2020, and whose financial statements constitute 8% of total assets and 0% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at InSite.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2021

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 18, 2021 are set forth below:

Thomas A. Bartlett	62	President and Chief Executive Officer
Rodney M. Smith	55	Executive Vice President, Chief Financial Officer and Treasurer
Edmund DiSanto	68	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Robert J. Meyer, Jr.	57	Senior Vice President and Chief Accounting Officer
Olivier Puech	53	Executive Vice President and President, Latin America and EMEA
Amit Sharma	70	Executive Vice President and President, Asia
Steven O. Vondran	50	Executive Vice President and President, U.S. Tower Division

Thomas A. Bartlett is our President and Chief Executive Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer and served in that role until March 2020 when he was appointed to his current position. Mr. Bartlett served as our Treasurer from February 2012 to December 2013, and again from July 2017 to August 2018. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications. During his 25-year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia. In addition, Mr. Bartlett served as CEO of Iusacell, a publicly traded, nationwide cellular company in Mexico, CEO of Verizon's Global Solutions Inc., a global connectivity business providing lit and dark fiber services primarily to global enterprises, and as an Area President for Verizon’s U.S. wireless business, where he was responsible for all operational aspects of the business in the Northeast and Mid-Atlantic states. He began his career at Deloitte, Haskins & Sells. Mr. Bartlett is a member of the World Economic Forum’s Information and Communications Technologies (ICT) Board of Governors, the National Association of Real Estate Investment Trust (NAREIT) Executive Committee and the Business Roundtable. He currently serves on the Board of Directors of Equinix, Inc., sits on the Samaritans advisory council, is on the Board of Advisors of the Rutgers Business School, is a member of the New England Technology Executive Summit and is on the Massachusetts Institute of Technology Presidential CEO Advisory Board. He earned an M.B.A. from Rutgers University and a Bachelor of Science degree in Engineering from Lehigh University.
Rodney M. Smith is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Smith joined us in October 2009, and previously held the roles of Senior Vice President, Corporate Finance and Treasurer and Senior Vice President and Chief Financial Officer of American Tower's U.S. Tower Division. Prior to joining us, Mr. Smith served as Executive Vice President, Chief Financial Officer and as a general Board Member of Lightower, a private equity backed wireless infrastructure company. Prior to Lightower, he served as Chief Financial Officer and Treasurer (and earlier as Vice President and Controller) for RoweCom, a publicly traded company with operations in eight countries. Early in his career, Mr. Smith held several leadership positions at Nextel Communications, including Director of Finance and General Manager of one of the Company's Northeast markets. Mr. Smith earned his M.B.A from Suffolk University, a Certificate of Accountancy from Bentley College and a Bachelor of Science in Finance from Merrimack College.
Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Prior to joining us in April 2007, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then as corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies. From 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned a J.D. from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the Board of Directors of the Business Council for International Understanding. Mr. DiSanto also currently serves as a Strategic Officer at the World Economic Forum and in 2020, Mr. DiSanto was named to the Board of the U.S.-India Business Council.
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
Olivier Puech is our Executive Vice President and President, Latin America and EMEA. Mr. Puech joined us in 2013 as Senior Vice President and CEO of Latin America and served in that role until October 2018 when he was appointed to his current position. Prior to joining us, Mr. Puech spent 25 years as a senior executive in the telecom and internet sectors of international organizations. Most recently, he was with Nokia where he held various leadership roles including Senior Vice President Americas, Senior Vice President Asia Pacific and Vice President Latin America. Before Nokia, Mr. Puech spent 12 years at Gemalto, where he last held the position of Vice President, Sales and Marketing with responsibility for South Europe, Eastern Europe and Latin America. Mr. Puech holds a bachelor’s degree in International Business Administration from Ecole Supérieure De Commerce in Marseille, in France. In June 2019, Mr. Puech was appointed by the U.S. Secretary of Commerce to serve on the President’s Advisory Council on Doing Business in Africa. He is fluent in English, French, Spanish, Italian and Portuguese.
Amit Sharma is our Executive Vice President and President, Asia. Mr. Sharma joined us in September 2007. Prior to joining us, from 1992, Mr. Sharma worked at Motorola, where he led country teams in India and Southeast Asia, including as Country President, India and as Head of Strategy, Asia-Pacific. Mr. Sharma also served on Motorola’s Asia-Pacific Board and was a member of its senior leadership team. Previously, Mr. Sharma worked at GE Capital, serving as Vice President, Strategy and Business Development, and prior to that, with McKinsey, New York, serving as a core member of the firm's Electronics and Marketing Practices. Mr. Sharma earned an M.B.A. in International Business from the Wharton School, University of Pennsylvania, where he was on the Dean’s List and the Director’s Honors List. Mr. Sharma also holds a Master of Science in Computer Science from the Moore School, University of Pennsylvania, and a Bachelor of Technology in Mechanical Engineering from the Indian Institute of Technology.
Steven O. Vondran is our Executive Vice President and President, U.S. Tower Division. Mr. Vondran joined us in 2000 as a member of our corporate legal team and served in a variety of positions until August 2004 when he was appointed Senior Vice President of our U.S. Leasing Operations. In August 2010, Mr. Vondran was appointed Senior Vice President, General Counsel of our U.S. Tower Division and served in that role until August 2018, when he was appointed to his current position. Mr. Vondran joined the Cellular Telecommunications Industry Association (CTIA) Board in September 2018, and, in October 2018, he joined the Board of Directors for the Wireless Infrastructure Association (WIA). Prior to joining us, Mr. Vondran was an associate at the law firm of Lewellen & Frazier LLP, served as a telecommunications consultant with the firm of Young & Associates, Inc., and was a Law Clerk to the Hon. John Stroud on the Arkansas Court of Appeals. He received his J.D. with high honors from the University of Arkansas at Little Rock School of Law and a Bachelor of Arts in Economics and Business from Hendrix College.
The information under “Election of Directors” and “Delinquent Section 16(a) Reports,” if applicable, from the Definitive Proxy Statement is incorporated herein by reference. Information required by this item pursuant to Item 407(c)(3) of SEC Regulation S-K relating to our procedures by which security holders may recommend nominees to our Board of Directors, and pursuant to Item 407(d)(4) and 407(d)(5) of SEC Regulation S-K relating to our audit committee financial experts and identification of the audit committee of our Board of Directors, is contained in the Definitive Proxy Statement under “Corporate Governance” and is incorporated herein by reference.
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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

3.5	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.1	Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	S-3ASR	333-166805	May 13, 2010	4.3

4.2	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated as of May 13, 2010, by and among, the Predecessor Registrant, the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	8-K	001-14195	January 3, 2012	4.6

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.3	Supplemental Indenture No. 5, dated as of March 12, 2012, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 4.70% Senior Notes due 2022	8-K	001-14195	March 12, 2012	4.1

4.4	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023	8-K	001-14195	January 8, 2013	4.1

4.5	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.6	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 5.00% Senior Notes due 2024	8-K	001-14195	August 19, 2013	4.1

4.7	Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.000% Senior Notes due 2025	8-K	001-14195	May 7, 2015	4.1

4.8	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

4.9	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.10	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 2.250% Senior Notes due 2022 and the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.11	Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and between the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.375% Senior Notes due 2025	8-K	001-14195	April 6, 2017	4.1

4.12	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.13	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.000% Senior Notes due 2023 and the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.14	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.15	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2024 and the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.16	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.17	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.950% Senior Notes due 2025 and the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

4.18	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.19	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

4.20	Supplemental Indenture No. 4, dated as of June 3, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.300% Senior Notes due 2025, the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

4.21	Supplemental Indenture No. 5, dated as of September 10, 2020, to Indenture dated as of June 4, 2019, by and between the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.22	Supplemental Indenture No. 6, dated as of September 28, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

4.23	Supplemental Indenture No. 7, dated as of November 20, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 0.600% Senior Notes due 2024, the 1.500% Senior Notes due 2028 and the 2.950% Senior Notes due 2051	8-K	001-14195	November 20, 2020	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.24	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

4.25	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.4

4.26	Description of Registrant’s Securities	Filed herewith as Exhibit 4.26	—	—	—

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-K	001-14195	March 1, 2010	10.5

10.2*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.3*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.4*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (U.S. Employee) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.6

10.5*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made through February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.9

10.6*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (U.S. Employee / Time) (Non-Employee Director) (For grants made March 10, 2016 - February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 9, 2016	10.1
10.7*	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-Employee Director) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.8*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

10.9*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made before 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	July 31, 2018	10.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.10*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.14

10.11*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning April 11, 2020) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K/A	001-14195	April 16, 2020	10.1

10.12	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.13	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

10.14	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

10.15	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

10.16	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.17	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

10.18**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.19*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 2, 2020	Item 5.02(e)

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.20*	Summary Compensation Information for Newly Appointed Chief Executive Officer and Chief Financial Officer	8-K/A	001-14195	April 16, 2020	Item 5.02(c)

10.21	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

10.22*	American Tower Corporation Severance Plan, as amended	10-K	001-14195	March 1, 2010	10.35

10.23*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10-K	001-14195	March 1, 2010	10.36

10.24*	Assignment Letter Agreement, dated February 1, 2018, by and between the Company and Amit Sharma	10-K	001-14195	February 27, 2019	10.31

10.25*	Employment Letter Agreement, dated February 1, 2018, by and between the Company and Amit Sharma	10-K	001-14195	February 27, 2019	10.32

10.26*	Letter Agreement, dated as of April 24, 2020, by and between the Company and Thomas A. Bartlett	10-Q	001-14195	July 30, 2020	10.3

10.27*	Letter Agreement, dated as of April 24, 2020, by and between the Company and Rodney M. Smith	10-Q	001-14195	July 30, 2020	10.4

10.28*	Letter Agreement, dated as of September 15, 2018, by and between the Company and Olivier Puech	Filed herewith as Exhibit 10.28	—	—	—

10.29
Second Amended and Restated Multicurrency Revolving Credit Agreement, dated as of February 10, 2021, among the Company and certain of its subsidiaries, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, BofA Securities, Inc., TD Securities (USA) LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.29	—	—	—

10.30
Third Amended and Restated Revolving Credit Agreement, dated as of February 10, 2021, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, BofA Securities, Inc., TD Securities (USA) LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
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
		10-K	001-14195	February 25, 2020	10.30

10.32	First Amendment to Term Loan Agreement, dated as of February 10, 2021, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and certain other lenders under the Company’s Amended and Restated Term Loan Agreement, dated as of December 20, 2019	Filed herewith as Exhibit 10.32	—	—	—

10.33	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc.	10-K	001-14195	February 24, 2015	10.45

10.34	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10-Q	001-14195	April 30, 2015	10.8

10.35	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10-Q	001-14195	April 30, 2015	10.9

10.36	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.10

10.37	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.11

10.38	Shareholders Agreement, dated as of October 21, 2015, by and amongst Viom Networks Limited, Tata Sons Limited, Tata Teleservices Limited, IDFC Private Equity Fund III, Macquarie SBI Infrastructure Investments Pte Limited, SBI Macquarie Infrastructure Trust and ATC Asia Pacific Pte. Ltd.	10-K	001-14195	February 26, 2016	10.53

10.39	Securities Purchase Agreement, dated as of November 4, 2020, by and among IWG Holdings, LLC, American Tower Investments LLC and IWG Rep, LLC	Filed herewith as Exhibit 10.39	—	—	—

10.40	First Amendment to Securities Purchase Agreement, dated as of December 22, 2020, by and among IWG Holdings, LLC, American Tower Investments LLC and IWG Rep, LLC	Filed herewith as Exhibit 10.40	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.41	Agreement For the Sale and Purchase of the Towers Europe Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	Filed herewith as Exhibit 10.41	—	—	—

10.42	Agreement For the Sale and Purchase of the Towers LatAm Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	Filed herewith as Exhibit 10.42	—	—	—

10.43	Commitment Letter, dated as of January 13, 2021, among the Company, Bank of America, N.A. and BofA Securities, Inc.	Filed herewith as Exhibit 10.43	—	—	—

10.44
364-Day Term Loan Agreement, dated as of February 10, 2021, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, TD Securities (USA), LLC and Mizuho Bank, Ltd. as Syndication Agents, BofA Securities, Inc., TD Securities (USA), LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC as Joint Lead Arrangers and Joint Bookrunners, and Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.44	—	—	—

10.45
3-Year Term Loan Agreement, dated as of February 10, 2021, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, TD Securities (USA), LLC and Mizuho Bank, Ltd. as Syndication Agents, BofA Securities, Inc., TD Securities (USA), LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC as Joint Lead Arrangers and Joint Bookrunners, and Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.45	—	—	—

21	Subsidiaries of the Company	Filed herewith as Exhibit 21	—	—	—

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): 101.SCH—Inline XBRL Taxonomy Extension Schema Document 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document 101.DEF—Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101	—	—	—

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2021.

AMERICAN TOWER CORPORATION

By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS A. BARTLETT	President and Chief Executive Officer (Principal Executive Officer), Director	February 25, 2021
Thomas A. Bartlett

/S/ RODNEY M. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2021
Rodney M. Smith

/S/ ROBERT J. MEYER, JR	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Robert J. Meyer, Jr.

/S/ RAYMOND P. DOLAN	Director	February 25, 2021
Raymond P. Dolan

/S/ KENNETH R. FRANK	Director	February 25, 2021
Kenneth R. Frank

/S/ ROBERT D. HORMATS	Director	February 25, 2021
Robert D. Hormats

/S/ GUSTAVO LARA CANTU	Director	February 25, 2021
Gustavo Lara Cantu

/S/ GRACE D. LIEBLEIN	Director	February 25, 2021
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 25, 2021
Craig Macnab

/S/ JOANN A. REED	Director	February 25, 2021
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Chair of the Board, Director	February 25, 2021
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 25, 2021
David E. Sharbutt

/S/ BRUCE L. TANNER	Director	February 25, 2021
Bruce L. Tanner

/S/ SAMME L. THOMPSON	Director	February 25, 2021
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition for Significant Contract Modifications - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company’s contracts with major tenants are often governed by a master lease agreement that contains terms and provisions governing the tenant’s right to use the Company’s telecommunications sites and the land on which the sites are located (the “lease component”) and the tenant’s responsibility for reimbursement of various costs incurred by the Company in operating the telecommunications towers and supporting the tenant’s equipment as well as other services and contractual rights (the “non-lease components”). The master lease agreements contain both lease and non-lease components, may contain unusual or non-standard terms, and often pertain to many of the Company’s telecommunications sites. In the current year, the Company amended a master lease agreement with a major tenant.
Management of the Company exercised significant judgment in determining the appropriate revenue recognition for the amended master lease agreement, including the following:
•Determination of the lease and non-lease components and whether they should be accounted for as a combined lease component or separately.

•Determination of the stand-alone selling prices for each performance obligation in the master lease agreement if not accounted for with the lease component.
•Determination of the fixed and variable consideration in the master lease agreement, the impact of cancellation and renewal provisions, the estimated term of each of the individual contracts impacted by the master lease agreement, and the pattern of recognition for each lease component or performance obligation.
We identified the amended master lease agreement with a major tenant as a critical audit matter because the audit effort required to evaluate the Company’s judgments in determining the appropriate revenue recognition for the impact of a multi-faceted, complex master lease agreement entered into with the major tenant was extensive.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s amended master lease agreement with the major tenant included the following:
•We tested the effectiveness of internal controls related to the Company’s process for evaluating the proper accounting for the master lease agreement.
•We evaluated the Company’s significant accounting policies related to the master lease agreement for reasonableness and compliance with the applicable accounting standards.
•We evaluated the master lease agreement and performed the following procedures:
◦Obtained and evaluated the documents that were part of the overall master lease agreement.
◦Tested the Company’s identification of the significant terms for completeness and accuracy, including the identification of the lease and non-lease components, cancellation and renewal provisions, estimated term and fixed and variable consideration.
◦Assessed the terms and provisions in the master lease agreement and evaluated the appropriateness of the Company’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•We tested the mathematical accuracy of the Company’s determination of revenue and the associated timing of revenue recognized in the financial statements.
InSite Wireless Group, LLC Acquisition – Refer to Notes 1, 5 and 7 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of InSite Wireless Group, LLC (“InSite”) for the total consideration of $3.5 billion on December 23, 2020. The Company accounted for the transaction with InSite under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date including property, plant & equipment of $516 million, intangible assets of $1,783 million, income tax liabilities of $117 million and goodwill of $1,354 million. Of the identified intangible assets acquired, the most significant included tenant relationship intangible assets of $1,160 million and network location intangible assets of $623 million. The Company estimated the fair value of these two intangible assets using the multi-period excess earnings method, which is a discounted cash flow method that required the Company to make significant estimates and assumptions related to future cash flows, including those related to tenant growth and attrition rates, long-term growth rates, and discount rate.
We identified the tenant relationship and network location intangible assets for InSite as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate fair value of these assets for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows as well as the selection of the tenant growth and attrition rates, long-term growth rates and discount rates, including the need to involve our internal fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the forecasts of future cash flows for the intangible assets and the selection of the tenant growth and attrition rates, long-term growth rates and discount rates included the following:

•We tested the effectiveness of controls over the purchase price allocation, including controls over the Company’s projections of future cash flows and the selection of tenant growth and attrition rates, long-term growth rates and discount rates utilized in determining the fair value of the intangible assets.
•We evaluated the reasonableness of the Company’s projections of future cash flows, including the selection of tenant growth and attrition rates by comparing the assumptions used in the projections to those of the in-place lease contracts assumed, external market sources, historical data of the Company’s similar contractual relationships, and results from other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, long-term growth rates and discount rates by:
◦Testing the source information underlying the determination of the long-term growth rates and discount rates and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates for the discount rate and comparing those to the discount rate selected by the Company.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2021
We have served as the Company's auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,746.3	$1,501.2
Restricted cash	115.1	76.8
Accounts receivable, net	511.6	462.2
Prepaid and other current assets	532.6	513.6
Total current assets	2,905.6	2,553.8
PROPERTY AND EQUIPMENT, net	12,808.7	12,084.4
GOODWILL	7,282.7	6,178.3
OTHER INTANGIBLE ASSETS, net	13,839.8	12,318.4
DEFERRED TAX ASSET	123.1	131.8
DEFERRED RENT ASSET	2,084.3	1,771.1
RIGHT-OF-USE ASSET	7,789.2	7,357.4
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	400.1	406.4
TOTAL	$47,233.5	$42,801.6
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$139.1	$148.1
Accrued expenses	1,043.7	958.2
Distributions payable	544.6	455.0
Accrued interest	207.8	209.4
Current portion of operating lease liability	539.9	494.5
Current portion of long-term obligations	789.8	2,928.2
Unearned revenue	390.6	294.3
Total current liabilities	3,655.5	5,487.7
LONG-TERM OBLIGATIONS	28,497.7	21,127.2
OPERATING LEASE LIABILITY	6,884.4	6,510.4
ASSET RETIREMENT OBLIGATIONS	1,571.3	1,384.1
DEFERRED TAX LIABILITY	859.5	768.3
OTHER NON-CURRENT LIABILITIES	984.6	937.0
Total liabilities	42,453.0	36,214.7
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	212.1	1,096.5
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 455,245 and 453,541 shares issued; and 444,330 and 442,890 shares outstanding, respectively	4.6	4.5
Additional paid-in capital	10,473.7	10,117.7
Distributions in excess of earnings	(1,343.0)	(1,016.8)
Accumulated other comprehensive loss	(3,759.4)	(2,823.6)
Treasury stock (10,915 and 10,651 shares at cost, respectively)	(1,282.4)	(1,226.4)
Total American Tower Corporation equity	4,093.5	5,055.4
Noncontrolling interests	474.9	435.0
Total equity	4,568.4	5,490.4
TOTAL	$47,233.5	$42,801.6
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES:
Property	$7,953.6	$7,464.9	$7,314.7
Services	87.9	115.4	125.4
Total operating revenues	8,041.5	7,580.3	7,440.1
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	2,189.6	2,173.7	2,128.7
Services	37.6	43.1	49.1
Depreciation, amortization and accretion	1,882.3	1,778.4	2,110.8
Selling, general, administrative and development expense	778.7	730.4	733.2
Other operating expenses	265.8	166.3	513.3
Total operating expenses	5,154.0	4,891.9	5,535.1
OPERATING INCOME	2,887.5	2,688.4	1,905.0
OTHER INCOME (EXPENSE):
Interest expense, TV Azteca	—	—	(0.1)
Interest income	39.7	46.8	54.7
Interest expense	(793.5)	(814.2)	(825.5)
Loss on retirement of long-term obligations	(71.8)	(22.2)	(3.3)
Other (expense) income (including foreign currency (losses) gains of $(216.4), $6.1, and $(4.5), respectively)	(240.8)	17.6	23.8
Total other expense	(1,066.4)	(772.0)	(750.4)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,821.1	1,916.4	1,154.6
Income tax (provision) benefit	(129.6)	0.2	110.1
NET INCOME	1,691.5	1,916.6	1,264.7
Net income attributable to noncontrolling interests	(0.9)	(28.8)	(28.3)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION STOCKHOLDERS	1,690.6	1,887.8	1,236.4
Dividends on preferred stock	—	—	(9.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$1,690.6	$1,887.8	$1,227.0
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$3.81	$4.27	$2.79
Diluted net income attributable to American Tower Corporation common stockholders	$3.79	$4.24	$2.77
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	443,640	442,319	439,606
DILUTED	446,104	445,520	442,960
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$1,691.5	$1,916.6	$1,264.7
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.2)	(0.1)	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.3	0.2	0.3
Adjustment to redeemable noncontrolling interest	—	—	78.8
Purchase of noncontrolling interest	—	—	0.5
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0, $0.5, and $(2.6), respectively.	(701.5)	(157.9)	(869.3)
Other comprehensive loss	(701.4)	(157.8)	(789.8)
Comprehensive income	990.1	1,758.8	474.9
Comprehensive (income) loss attributable to noncontrolling interests	(26.1)	3.8	96.9
Allocation of accumulated other comprehensive income resulting from purchases of noncontrolling interests and redeemable noncontrolling interest	(209.2)	(55.5)	—
Comprehensive income attributable to American Tower Corporation stockholders	$754.8	$1,707.1	$571.8

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Preferred Stock - Series B		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	1,375	$0.0	437,729	$4.4	(8,909)	$(974.0)	$10,247.5	$(1,978.3)	$(1,058.1)	$586.6	$6,828.1
Stock-based compensation related activity	—	—	1,782	0.0	—	—	190.4	—	—	—	190.4
Issuance of common stock—stock purchase plan	—	—	86	0.0	—	—	10.2	—	—	—	10.2
Conversion of preferred stock	(1,375)	(0.0)	12,020	0.1	—	—	(0.1)	—	—	—	0.0
Treasury stock activity	—	—	—	—	(1,648)	(232.8)	—	—	—	—	(232.8)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(744.1)	—	(33.1)	(777.2)
Adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	(50.7)	78.8	—	—	28.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(15.0)	(15.0)
Purchase of noncontrolling interest	—	—	—	—	—	—	(16.5)	0.5	—	(4.5)	(20.5)
Impact of revenue recognition standard adoption	—	—	—	—	—	—	—	—	38.4	—	38.4
Common stock distributions declared	—	—	—	—	—	—	—	—	(1,397.3)	—	(1,397.3)
Preferred stock dividends declared	—	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Net income	—	—	—	—	—	—	—	—	1,236.4	29.5	1,265.9
BALANCE, DECEMBER 31, 2018	—	$—	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	—	—	1,851	0.0	—	—	143.2	—	—	—	143.2
Issuance of common stock—stock purchase plan	—	—	73	0.0	—	—	11.3	—	—	—	11.3
Treasury stock activity	—	—	—	—	(94)	(19.6)	—	—	—	—	(19.6)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(125.3)	—	(24.3)	(149.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(14.6)	(14.6)
Purchase of noncontrolling interest	—	—	—	—	—	—	(49.5)	(3.1)	—	(15.9)	(68.5)
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(420.5)	—	—	(102.5)	(523.0)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	52.4	(52.4)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	—	—	(1,680.4)	—	(1,680.4)
Impact of lease accounting standard adoption	—	—	—	—	—	—	—	—	(24.7)	—	(24.7)
Net income	—	—	—	—	—	—	—	—	1,887.8	28.8	1,916.6
BALANCE, DECEMBER 31, 2019	—	$—	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity			1,633	0.1	—	—	133.4	—	—	—	133.5
Issuance of common stock—stock purchase plan	—	—	71	0.0	—	—	13.4	—	—	—	13.4
Treasury stock activity	—	—	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	(726.7)	—	40.5	(686.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(8.9)	(8.9)
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	209.2	(209.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	—	—	(2,016.8)	—	(2,016.8)
Net income	—	—	—	—	—	—	—	—	1,690.6	8.3	1,698.9
BALANCE, DECEMBER 31, 2020	—	$—	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,691.5	$1,916.6	$1,264.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	1,882.3	1,778.4	2,110.8
Stock-based compensation expense	120.8	111.4	137.5
Loss on investments, unrealized foreign currency loss and other non-cash expense	299.6	46.2	47.3
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	239.5	140.0	479.6
Loss on early retirement of long-term obligations	71.8	22.2	3.3
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	32.9	25.9	22.1
Deferred income taxes	(22.5)	(55.1)	(303.0)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(175.5)	12.5	(32.1)
Prepaid and other assets	84.4	(67.6)	(101.7)
Deferred rent asset	(322.0)	(183.5)	(87.6)
Right-of-use asset and Operating lease liability, net	(10.9)	17.4	—
Accounts payable and accrued expenses	(69.2)	(46.8)	69.3
Accrued interest	(1.8)	32.4	8.4
Unearned revenue	60.7	2.5	85.8
Deferred rent liability	—	—	57.9
Other non-current liabilities	(0.2)	0.1	(14.0)
Cash provided by operating activities	3,881.4	3,752.6	3,748.3
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,031.7)	(991.3)	(913.2)
Payments for acquisitions, net of cash acquired	(3,799.1)	(2,959.6)	(1,881.4)
Proceeds from sales of short-term investments and other non-current assets	19.6	383.5	1,252.2
Payments for short-term investments	—	(355.9)	(1,154.3)
Deposits and other	26.6	(64.2)	(52.8)
Cash used for investing activities	(4,784.6)	(3,987.5)	(2,749.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	8,230.4	5,750.0	3,263.3
Proceeds from issuance of senior notes, net	7,925.1	4,876.7	584.9
Proceeds from term loans	1,940.0	1,300.0	1,500.0
Proceeds from issuance of securities in securitization transaction	—	—	500.0
Repayments of notes payable, credit facilities, term loans, senior notes, secured debt, finance leases and capital leases	(13,875.4)	(9,225.3)	(4,884.8)
Distributions to noncontrolling interest holders, net	(12.3)	(11.8)	(14.4)
Purchases of common stock	(56.0)	(19.6)	(232.8)
Proceeds from stock options and employee stock purchase plan	98.1	105.5	98.9
Distributions paid on common stock	(1,928.2)	(1,603.0)	(1,323.5)
Distributions paid on preferred stock	—	—	(18.9)
Payment for early retirement of long-term obligations	(68.2)	(21.0)	(3.3)
Deferred financing costs and other financing activities	(176.5)	(135.6)	(56.6)
Purchases of redeemable noncontrolling interests	(861.7)	(425.7)	—
Purchase of noncontrolling interest	—	(68.5)	(20.5)
Cash provided by (used for) financing activities	1,215.3	521.7	(607.7)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(28.7)	(13.7)	(41.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	283.4	273.1	350.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,578.0	1,304.9	954.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$1,861.4	$1,578.0	$1,304.9
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site application, zoning and permitting (“AZP”) and structural analysis, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites.
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
The use of TRSs enables the Company to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2020, the Company’s REIT-qualified businesses included its U.S. tower leasing business and a majority of its U.S. indoor DAS networks business and services segment, as well as most of its operations in Mexico, Germany, Costa Rica, Nigeria, France, Canada and Australia.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2020, the Company holds (i) a 51% controlling interest in ATC Europe B.V. (“ATC Europe”), a joint venture that primarily consists of the Company’s operations in France, Germany and Poland (PGGM holds a 49% noncontrolling interest) and (ii) a 92% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India (the remaining shareholders, as discussed in note 15, hold a 8% noncontrolling interest).
During the year ended December 31, 2020, the Company completed the acquisition of MTN Group Limited’s (“MTN”) 49% redeemable noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including a net adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. The purchase is reflected in the consolidated statements of equity as increases of $142.2 million in each of Additional Paid-in Capital and Accumulated Other Comprehensive Loss and in the consolidated balance sheets as a reduction of $524.4 million in Redeemable noncontrolling interests.
Reportable Segments— During the fourth quarter of 2020, as a result of the Company’s acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”), the Company updated its reportable segments to rename U.S.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. The Company continues to report its results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services, which are discussed further in note 21. The change in reportable segment names is solely reflective of the inclusion of Canada and Australia in the Company’s business operations, as a result of the InSite Acquisition, and had no impact on the Company’s consolidated financial statements for any prior periods. Historical financial information included in this Annual Report on Form 10-K has not been adjusted.
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
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues and corresponding accounts receivable and the related deferred rent asset from a relatively small number of tenants in the telecommunications industry, and 55% of its current-year revenues are derived from three tenants.
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

	Year Ended December 31,
	2020 (1)	2019	2018
Balance as of January 1,	$163.3	$282.4	$131.0
Current year increases	105.6	104.3	157.8
Write-offs, recoveries and other (2)	(21.3)	(223.4)	(6.4)
Balance as of December 31,	$247.6	$163.3	$282.4
_______________
(1)    Year ended December 31, 2020 reflects the Company’s adoption of the current expected credit loss model for non-lease receivables. The adoption of this guidance did not have a material impact on the Company’s financial statements as the majority of the Company’s revenue is derived from its property operations and operating lease receivables are not within the scope of this guidance.
(2)    Amounts are primarily related to uncollectible amounts in India. In 2018, recoveries include recognition of revenue resulting from collections of previously reserved amounts.
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
The Company recorded the following net foreign currency losses:

	Year Ended December 31,
	2020	2019	2018
Foreign currency losses recorded in AOCL	$391.0	$45.8	$385.8
Foreign currency losses (gains) recorded in Other expense	216.4	(6.1)	4.5
Total foreign currency losses	$607.4	$39.7	$390.3
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$1,746.3	$1,501.2	$1,208.7
Restricted cash	115.1	76.8	96.2
Total cash, cash equivalents and restricted cash	$1,861.4	$1,578.0	$1,304.9
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed towers includes direct materials and labor and certain indirect costs associated with construction of the tower, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the tower is substantially completed and ready for occupancy by a tenant. Labor and related costs capitalized for the years ended December 31, 2020, 2019 and 2018 were $51.1 million, $48.3 million and $55.0 million, respectively.
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
Goodwill is recorded in the applicable segment and assessed for impairment at the reporting unit level. The Company employs a discounted cash flow analysis when testing goodwill for impairment. The key assumptions utilized in the discounted cash flow analysis include current operating performance, terminal sales growth rate, management’s expectations of future operating results and cash requirements, the current weighted average cost of capital and an expected tax rate. The Company compares the fair value of the reporting unit, as calculated under an income approach using future discounted cash flows, to the carrying amount of the applicable reporting unit. If the carrying amount exceeds the fair value, an impairment loss would be recognized for the amount of the excess. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit.
During the years ended December 31, 2020, 2019 and 2018, no potential impairment was identified, as the fair value of each of the reporting units was in excess of its carrying amount.
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
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The AOCL balance included accumulated foreign currency translation losses of $3.8 billion, $2.8 billion and $2.6 billion as of December 31, 2020, 2019 and 2018, respectively.
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
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2020, 2019 and 2018 were $322.0 million, $183.5 million and $87.6 million, respectively.
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
Since most of the Company’s contracts are leases, costs to enter into lease arrangements are capitalized under the applicable lease accounting guidance. Costs incurred to obtain non-lease contracts that are capitalized primarily relate to DAS networks and are not material to the consolidated financial statements. The Company has excluded sales tax, value added tax and similar taxes from non-lease revenue.
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 21. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$258.4	$9.3	$13.8	$7.9	$118.4	$407.8
Services revenue	87.9	—	—	—	—	87.9
Total non-lease revenue	$346.3	$9.3	$13.8	$7.9	$118.4	$495.7
Property lease revenue	4,258.6	1,130.1	876.4	141.7	1,139.0	7,545.8
Total revenue	$4,604.9	$1,139.4	$890.2	$149.6	$1,257.4	$8,041.5

Year Ended December 31, 2019	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$255.7	$8.8	$4.0	$5.1	$138.2	$411.8
Services revenue	115.4	—	—	—	—	115.4
Total non-lease revenue	$371.1	$8.8	$4.0	$5.1	$138.2	$527.2
Property lease revenue	3,933.0	1,208.2	579.9	129.5	1,202.5	7,053.1
Total revenue	$4,304.1	$1,217.0	$583.9	$134.6	$1,340.7	$7,580.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about non-lease receivables, contract assets and contract liabilities from contracts with tenants is as follows:

	December 31, 2020	December 31, 2019
Accounts receivable	$77.2	$80.5
Prepaids and other current assets	21.8	8.3
Notes receivable and other non-current assets	23.7	21.3
Unearned revenue (1)	120.3	91.7
Other non-current liabilities (1)	432.4	379.2
_______________
(1)    Includes capital contributions related to DAS networks.
The Company records unearned revenue when payments are received from tenants in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities.
During the year ended December 31, 2020, the Company recognized $142.3 million of revenue that was previously included in the contract liabilities balances, primarily arising from balances as of December 31, 2019.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company did not record any change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2020 and 2019. The change in contract assets attributable to revenue recognized during the years ended December 31, 2020 and 2019 was $6.8 million and $3.1 million, respectively.
The Company does not disclose the value of unsatisfied performance obligations for agreements (i) with an original expected length of one year or less or (ii) for which it recognizes revenue at the amount to which it has the right to invoice for services performed.
Lease Accounting and Rent Expense—The Company accounts for leases using a right-of-use model, which recognizes that, at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right.
The Company recognizes a right-of-use lease asset and lease liability for operating and finance leases. The right-of-use asset is measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts. The Company reviews its right-of-use assets for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company reviews its right-of-use assets for indicators of impairment at the lowest level of identifiable cash flows, as part of its tower portfolio. Impairments primarily result from a tower not having current tenant leases or from having expenses in excess of revenues. The Company records impairment charges in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
Many of the leases underlying the Company’s tower sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. In addition, certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. The Company’s calculation of the lease liability includes straight-line ground rent expense for these leases based on the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears to be reasonably assured.
The straight-line component of ground rent expense for the years ended December 31, 2020, 2019 and 2018 was $51.6 million, $44.4 million and $57.9 million, respectively.
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
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2020, the Company has withheld from issuance an aggregate of 2.4 million shares, including 0.3 million shares related to the vesting of restricted stock units during the year ended December 31, 2020.
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
Earnings Per Common Share—Basic and Diluted—Basic net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share represents net income attributable to American Tower Corporation common stockholders divided by the weighted average number of common shares outstanding during the period and any dilutive common share equivalents, including (A) shares issuable upon the vesting of RSUs and exercise of stock options and (B) shares expected to be earned upon the achievement of the parameters established for PSUs, each to the extent not anti-dilutive. The Company uses the treasury stock method to calculate the effect of its outstanding RSUs, PSUs and stock options.
Retirement Plan—The Company has a 401(k) plan covering substantially all employees who meet certain age and employment requirements. For the years ended December 31, 2020, 2019 and 2018, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $13.2 million, $11.8 million and $11.2 million to the plan, respectively.
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
In March 2020, the FASB issued guidance to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. As of December 31, 2020, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
In April 2020, the FASB issued guidance on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) pandemic (the “Lease Modification Q&A”). Under existing guidance, a Company must determine, on a lease by lease basis, if a concession was (i) the result of a new lease agreement and as such treated within the lease modification accounting framework or (ii) under the enforceable rights and obligations within the existing lease agreement and as such precluded from applying the lease modification accounting framework. The Lease Modification Q&A provides an optional exception that allows a Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, provided that the election is applied consistently to leases with similar characteristics and circumstances. The Company evaluated the impact this guidance may have on its financial statements and has elected to not bypass the lease by lease analysis.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Prepaid assets	$66.1	$56.8
Prepaid income tax	143.7	185.8
Unbilled receivables	176.9	142.3
Value added tax and other consumption tax receivables	66.3	71.3
Other miscellaneous current assets	79.6	57.4
Prepaid and other current assets	$532.6	$513.6
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		December 31, 2020	December 31, 2019
Towers	Up to 20	$14,433.9	$13,930.7
Equipment (2)	3 - 20	2,327.1	1,897.3
Buildings and improvements	Up to 32	634.0	638.9
Land and improvements (3)	Up to 20	2,845.9	2,486.1
Construction-in-progress		431.5	372.6
Total		20,672.4	19,325.6
Less accumulated depreciation		(7,863.7)	(7,241.2)
Property and equipment, net		$12,808.7	$12,084.4

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
Total depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $924.3 million, $905.5 million and $883.1 million, respectively. Depreciation expense includes amounts related to finance lease assets for the years ended December 31, 2020 and 2019 of $153.0 million and $168.1 million, respectively.
Information about finance lease-related balances is as follows:

		As of December 31,
Finance leases:	Classification	2020	2019
Property and equipment	Towers	$2,706.3	$2,695.9
Accumulated depreciation		(1,209.7)	(1,062.0)
Property and equipment, net		$1,496.6	$1,633.9

Property and equipment	Buildings and improvements	$167.6	$167.0
Accumulated depreciation		(76.3)	(65.3)
Property and equipment, net		$91.3	$101.7

Property and equipment	Land	$129.9	$150.9

Property and equipment	Equipment	$48.8	$45.9
Accumulated depreciation		(15.3)	(13.1)
Property and equipment, net		$33.5	$32.8
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
As of December 31, 2020, the Company does not have any material related party leases as a lessor. The Company generally does not enter into sales-type leases or direct financing leases. The Company’s leases generally do not include any incentives

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
for the lessee, however, if incentives are present, they are evaluated to determine proper treatment. In addition, the Company’s leases do not include any lessee purchase options.
Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2020, were as follows:

Year Ended December 31,	Amount (1)
2021	$6,194.6
2022	5,905.5
2023	5,779.5
2024	5,618.8
2025	5,410.6
Thereafter	29,660.9
Total	$58,569.9
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. The Company typically exercises its ground lease renewal options in order to provide ongoing tenant space on its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease as a component of rent expense. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the U.S., in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 19.

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
The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the years ended December 31, 2020 and 2019, the Company recorded $76.1 million and $9.9 million, respectively, of impairment expense related to these assets.
As of December 31, 2020, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of December 31, 2020, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about other lease-related balances is as follows:

	As of
	December 31, 2020	December 31, 2019
Operating leases:
Right-of-use asset	$7,789.2	$7,357.4

Current portion of lease liability	$539.9	$494.5
Lease liability	6,884.4	6,510.4
Total operating lease liability	$7,424.3	$7,004.9

Finance leases:
Current portion of lease liability	$4.9	$6.7
Lease liability	23.0	24.0
Total finance lease liability	$27.9	$30.7
As most of the Company’s leases do not specifically state an implicit rate, the Company uses a market-specific incremental borrowing rate consistent with the lease term as of the lease commencement date or upon a remeasurement event when calculating the present value of the remaining lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market. The remaining lease term does not reflect all renewal options available to the Company, only those renewal options that the Company has assessed as reasonably certain of being exercised taking into consideration the economic and other factors noted above.
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	December 31, 2020	December 31, 2019
Operating leases:
Weighted-average remaining lease term (years)	13.7	13.1
Weighted-average incremental borrowing rate	5.6%	6.1%

Finance leases:
Weighted-average remaining lease term (years)	12.1	15.0
Weighted-average incremental borrowing rate	6.8%	6.2%

The following table sets forth the components of lease cost:

	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	$977.2	$1,013.1
Variable lease costs not included in lease liability (1)	280.0	261.7
_______________
(1)    Includes property tax paid on behalf of the landlord.
The interest expense on finance lease liabilities was $1.3 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Supplemental cash flow information is as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(988.3)	$(1,012.2)
Operating cash flows from finance leases	$(1.3)	$(1.7)
Financing cash flows from finance leases	$(9.2)	$(18.0)

Non-cash items:
New operating leases (1)	$346.0	$409.5
Operating lease modifications and reassessments	$843.1	$334.1
_______________
(1)    Amount includes new operating leases and leases acquired in connection with acquisitions.
As of December 31, 2020, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating and finance lease liabilities as of December 31, 2020 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
2021	$901.1	$6.2
2022	869.0	5.3
2023	836.4	3.6
2024	798.0	2.9
2025	751.8	2.1
Thereafter	6,423.4	26.9
Total lease payments	10,579.7	47.0
Less amounts representing interest	(3,155.4)	(19.1)
Total lease liability	7,424.3	27.9
Less current portion of lease liability	539.9	4.9
Non-current lease liability	$6,884.4	$23.0
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Balance as of December 31, 2018	$3,382.5	$1,045.5	$119.3	$262.0	$690.6	$2.0	$5,501.9
Additions and adjustments (1)	32.8	—	670.0	—	—	—	702.8
Effect of foreign currency translation	—	(23.7)	0.9	(5.8)	2.2	—	(26.4)
Balance as of December 31, 2019	$3,415.3	$1,021.8	$790.2	$256.2	$692.8	$2.0	$6,178.3
Additions and adjustments (2)	1,335.5	18.7	(153.6)	—	—	—	1,200.6
Effect of foreign currency translation	—	(23.6)	(11.0)	22.9	(84.5)	—	(96.2)
Balance as of December 31, 2020	$4,750.8	$1,016.9	$625.6	$279.1	$608.3	$2.0	$7,282.7
_______________
(1)    Additions consist of $704.3 million resulting from 2019 acquisitions, partially offset by $1.5 million from revisions to prior-year acquisitions due to measurement period adjustments.
(2)    U.S. & Canada and Asia-Pacific consist of an aggregate of $1,354.2 million of additions related to the InSite Acquisition. Africa consists of measurement period adjustments related to the Eaton Towers Acquisition (as defined in note 7).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2020			As of December 31, 2019
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,784.0	$(2,117.6)	$3,666.4	$5,150.8	$(1,920.4)	$3,230.4
Acquired tenant-related intangibles	Up to 20	14,322.5	(4,237.5)	10,085.0	12,674.1	(3,674.6)	8,999.5
Acquired licenses and other intangibles	3-20	97.8	(9.4)	88.4	106.7	(18.2)	88.5
Total other intangible assets		$20,204.3	$(6,364.5)	$13,839.8	$17,931.6	$(5,613.2)	$12,318.4
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of December 31, 2020, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $867.2 million, $791.3 million and $1,144.1 million, respectively. Amortization expense decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018, because in 2018, the Company entered into agreements with one of its tenants in India, Tata Teleservices Limited (“Tata Teleservices”) and related entities (collectively, “Tata”), for a settlement and release of certain contractual lease obligations of Tata Teleservices. As a result, the Company recorded $327.5 million of accelerated amortization related to the Tata tenant relationship in 2018, which was subsequently retired.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2021	$999.6
2022	994.0
2023	969.0
2024	959.1
2025	927.6
6.    NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS
Notes receivable and other non-current assets consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Notes receivable	$6.5	$1.1
Other miscellaneous assets	393.6	405.3
Notes receivable and other non-current assets	$400.1	$406.4
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2020 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the years ended December 31, 2020, 2019 and 2018, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2020	2019	2018
Acquisition and merger related expenses	$15.5	$26.9	$14.1
Integration costs	$23.1	$9.8	$16.1
During the years ended December 31, 2020 and 2019, the Company recorded net benefits of $4.4 million and $13.1 million related to pre-acquisition contingencies and settlements, respectively.
2020 Transactions
The estimated aggregate impact of the acquisitions completed in 2020 on the Company’s revenues and gross margin for the year ended December 31, 2020 was approximately $14.9 million and $10.5 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date. Acquisitions completed in 2020 were included in all of the Company’s property segments.
InSite Acquisition—On December 23, 2020, the Company acquired 100% of the outstanding units of IWG Holdings, LLC, the parent company of InSite, which owned, operated and managed approximately 3,000 communications sites in the U.S. and Canada. The portfolio includes approximately 1,400 owned towers in the United States, over 200 owned towers in Canada and approximately 40 DAS networks in the United States. In addition, the portfolio includes more than 600 land parcels under communications sites in the United States, Canada and Australia, as well as approximately 400 rooftop sites. The acquired U.S. and Canada assets and operations are included in the U.S. & Canada property segment and the acquired Australian assets and operations are included in the Asia-Pacific property segment. The total consideration for the InSite Acquisition, including cash acquired, the repayment and assumption of certain debt held by InSite, was approximately $3.5 billion, subject to certain

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
closing adjustments. The InSite Acquisition was accounted for as a business combination and is subject to post-closing adjustments.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (“Entel”) for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019. During the year ended December 31, 2020, the Company completed the acquisition of an additional 530 communications sites pursuant to this agreement for an aggregate total purchase price of $137.7 million (as of the dates of acquisition), including value added tax. This acquisition is being accounted for as an acquisition of assets and is included in the table below in “Other.” The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
Poland Acquisition—On June 16, 2020, the Company, through its Polish subsidiary, entered into a definitive agreement with Electronic Control Systems Spółka Akcyjna to acquire up to 50 communications sites in Poland for total consideration of 18.3 million Polish Zloty (“PLN”) ($4.6 million at the date of signing). During the year ended December 31, 2020, the Company completed the acquisition of 27 of these communications sites for total consideration of 12.1 million PLN ($3.1 million as of the dates of acquisition), including value added tax. This acquisition is being accounted for as an acquisition of assets and is included in the table below in “Other.” The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
Other Acquisitions—During the year ended December 31, 2020, the Company acquired a total of 1,299 communications sites, as well as other communications infrastructure assets, in the United States, France, Mexico, Peru and South Africa, including 564 sites in connection with the Company’s agreements with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $978.0 million. Of the aggregate purchase price, $58.9 million is reflected as a payable in the consolidated balance sheet as of December 31, 2020. The majority of these acquisitions were accounted for as asset acquisitions and are included in the table below in “Other.”
The following table summarizes the allocations of the purchase prices for the fiscal year 2020 acquisitions based upon their estimated fair value at the date of acquisition:

	InSite Acquisition	Other (1)
Current assets	$57.2	$40.6
Property and equipment	516.4	336.7
Intangible assets (2):
Tenant-related intangible assets	1,160.1	596.5
Network location intangible assets	622.7	166.6
Other intangible assets	—	1.3
Other non-current assets	300.7	112.3
Current liabilities	(75.9)	(10.9)
Deferred tax liability	(116.3)	(9.8)
Other non-current liabilities	(267.6)	(114.5)
Net assets acquired	2,197.3	1,118.8
Goodwill (3)	1,354.2	—
Fair value of net assets acquired	3,551.5	1,118.8
Debt assumed (4)	(800.0)	—
Purchase price	$2,751.5	$1,118.8
______________
(1)    Includes 25 sites in Peru held pursuant to long-term finance leases.
(2)    Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.
(3)    The Company expects goodwill to be partially deductible for tax purposes.
(4)    InSite Acquisition debt assumed includes $763.5 million of InSite’s indebtedness and a fair value adjustment of $36.5 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
In addition to the acquisitions discussed above, the Company purchased 103 towers related to the AT&T transaction described in note 19 for an aggregate purchase price of $55.7 million.
Other Signed Acquisitions
Orange—On November 28, 2019, ATC France, a majority-owned subsidiary of the Company, entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million Euros (“EUR”) to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. During the year ended December 31, 2020, the Company completed the acquisition of 564 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
2019 Transactions
Eaton Towers Acquisition—On December 31, 2019, the Company acquired 100% of the outstanding shares of Eaton Towers Holdings Limited (“Eaton Towers”), which owned and operated approximately 5,800 communications sites across five African markets (the “Eaton Towers Acquisition”). During the year ended December 31, 2020, the purchase price was reduced by approximately $4.2 million. The total consideration for the Eaton Towers Acquisition, including the Company’s assumption of Eaton Towers’ existing debt, was approximately $2.0 billion. The purchase price reflects a $14.0 million receivable from the seller for reimbursement of taxes. The Eaton Towers Acquisition was accounted for as a business combination and the allocation of the purchase price was finalized during the year ended December 31, 2020.
The following table summarizes the preliminary and final allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Eaton Towers Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2020.

	Preliminary Allocation	Final Allocation
Current assets	$150.4	$151.7
Property and equipment	304.7	306.6
Intangible assets (1):
Tenant-related intangible assets	1,007.6	1,107.7
Network location intangible assets	272.2	326.2
Other non-current assets	99.5	114.8
Current liabilities	(82.0)	(94.3)
Deferred tax liability	(319.3)	(347.2)
Other non-current liabilities	(138.3)	(121.3)
Net assets acquired	1,294.8	1,444.2
Goodwill (2)	670.0	516.4
Fair value of net assets acquired	1,964.8	1,960.6
Debt assumed	(329.8)	(329.8)
Purchase price	$1,635.0	$1,630.8
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)The Company expects goodwill to be partially deductible for tax purposes.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2020 acquisitions had occurred on January 1, 2019 and the 2019 acquisitions had occurred on January 1, 2018. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the dates indicated, nor are they indicative of the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
future operating results of the Company.

	Year Ended December 31,
	2020	2019
Pro forma revenues	$8,230.9	$8,083.8
Pro forma net income attributable to American Tower Corporation common stockholders	$1,515.7	$1,651.0
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$3.42	$3.73
Diluted net income attributable to American Tower Corporation common stockholders	$3.40	$3.71
8.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Accrued construction costs	$46.5	$27.8
Accrued income tax payable	20.6	55.2
Accrued pass-through costs	67.1	74.2
Amounts payable for acquisitions	58.9	—
Amounts payable to tenants	66.4	77.9
Accrued property and real estate taxes	219.1	198.1
Accrued rent	82.6	75.6
Payroll and related withholdings	104.4	102.4
Other accrued expenses	378.1	347.0
Accrued expenses	$1,043.7	$958.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
9.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	December 31, 2020	December 31, 2019	Contractual Interest Rate (1)	Maturity Date (1)
2019 364-Day Term Loan (1) (2)	$—	$999.9	N/A	N/A
2020 Term Loan (1) (3)	749.4	—	0.800%	February 12, 2021
2019 Multicurrency Credit Facility (1)	—	700.0	—%	June 28, 2023
2019 Term Loan (1)	996.1	995.2	1.275%	January 31, 2025
2019 Credit Facility (1)	2,295.0	1,600.0	1.235%	January 31, 2025
2.800% senior notes (4)	—	749.4	N/A	N/A
3.300% senior notes (5)	—	748.5	N/A	N/A
3.450% senior notes (5)	—	647.7	N/A	N/A
5.900% senior notes (6)	—	498.9	N/A	N/A
2.250% senior notes	605.1	592.1	2.250%	January 15, 2022
4.70% senior notes	699.0	698.2	4.700%	March 15, 2022
3.50% senior notes	996.1	994.3	3.500%	January 31, 2023
3.000% senior notes	721.9	704.9	3.000%	June 15, 2023
0.600% senior notes	496.8	—	0.600%	January 15, 2024
5.00% senior notes	1,001.3	1,001.7	5.000%	February 15, 2024
3.375% senior notes	645.7	644.4	3.375%	May 15, 2024
2.950% senior notes	643.1	641.3	2.950%	January 15, 2025
2.400% senior notes	745.0	—	2.400%	March 15, 2025
1.375% senior notes (7)	604.1	553.0	1.375%	April 4, 2025
4.000% senior notes	744.3	743.2	4.000%	June 1, 2025
1.300% senior notes	495.4	—	1.300%	September 15, 2025
4.400% senior notes	497.1	496.6	4.400%	February 15, 2026
1.950% senior notes (7)	605.2	554.4	1.950%	May 22, 2026
3.375% senior notes	989.5	987.9	3.375%	October 15, 2026
3.125% senior notes	397.9	397.6	3.125%	January 15, 2027
2.750% senior notes	744.3	743.5	2.750%	January 15, 2027
3.55% senior notes	744.8	744.1	3.550%	July 15, 2027
0.500% senior notes (7)	907.4	—	0.500%	January 15, 2028
3.600% senior notes	693.4	692.6	3.600%	January 15, 2028
1.500% senior notes	645.1	—	1.500%	January 31, 2028
3.950% senior notes	590.6	589.6	3.950%	March 15, 2029
3.800% senior notes	1,633.5	1,631.7	3.800%	August 15, 2029
2.900% senior notes	741.7	—	2.900%	January 15, 2030
2.100% senior notes	740.2	—	2.100%	June 15, 2030
1.875% senior notes	790.5	—	1.875%	October 15, 2030
1.000% senior notes (7)	786.1	—	1.000%	January 15, 2032
3.700% senior notes	591.9	591.8	3.700%	October 15, 2049
3.100% senior notes	1,037.7	—	3.100%	June 15, 2050
2.950% senior notes	538.2	—	2.950%	January 15, 2051
Total American Tower Corporation debt	26,113.4	20,942.5

Series 2013-2A Securities (8)	1,296.6	1,295.0	3.070%	March 15, 2023
Series 2018-1A Securities (8)	494.6	493.8	3.652%	March 15, 2028
Series 2015-1 Notes (9)	—	349.6	N/A	N/A
Series 2015-2 Notes (10)	522.1	521.4	3.482%	June 16, 2025
InSite Debt (11)	800.0	—	Various	Various
Other subsidiary debt (12)	32.9	422.4	Various	Various
Total American Tower subsidiary debt	3,146.2	3,082.2

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Finance lease obligations	27.9	30.7
Total	29,287.5	24,055.4
Less current portion of long-term obligations	(789.8)	(2,928.2)
Long-term obligations	$28,497.7	$21,127.2
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 13, 2020 using proceeds from the 2020 Term Loan (as defined below), borrowings from the 2019 Credit Facility (as defined below) and cash on hand.
(3)Repaid in full on February 5, 2021 using borrowings from the 2019 Multicurrency Credit Facility and cash on hand.
(4)Repaid in full on May 11, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(5)Repaid in full on July 6, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(6)Repaid in full on January 15, 2020 with borrowings from the 2019 Credit Facility and cash on hand.
(7)Notes are denominated in EUR.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(9)Repaid in full on the June 2020 payment date with cash on hand.
(10)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(11)Debt entered into by certain InSite subsidiaries acquired in connection with the InSite Acquisition (the “InSite Debt”)
(12)Includes (a) the Colombian credit facility, which is denominated in Colombian Pesos (“COP”) and amortizes through April 24, 2021, (b) debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and (c) U.S. subsidiary debt related to a seller-financed acquisition. As of December 31, 2019, included (a) debt entered into by certain Eaton Towers subsidiaries acquired in connection with the Eaton Towers Acquisition (the “Eaton Towers Debt”), which was denominated in multiple currencies, including USD, EUR, Kenyan Shilling (“KES”) and West African CFA Franc (“XOF”) and was repaid during the year ended December 31, 2020, (b) the Brazil credit facility, which was denominated in Brazilian Reais (“BRL”) and was repaid on March 6, 2020, and (c) the South African credit facility, which was denominated in South African Rand (“ZAR”) and was repaid on the December 17, 2020 maturity date.
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes $750.0 million under its unsecured term loan entered into on February 13, 2020 (the “2020 Term Loan”).
American Tower Corporation Debt
Bank Facilities
During the year ended December 31, 2020, the Company increased the commitments under its senior unsecured multicurrency revolving credit facility, as amended and restated in December 2019 (the “2019 Multicurrency Credit Facility”), and its senior unsecured revolving credit facility, as amended and restated in December 2019 (the “2019 Credit Facility”), by $100.0 million each to $3.1 billion and $2.35 billion, respectively.
2019 Multicurrency Credit Facility—The Company has the ability to borrow up to $3.1 billion under the 2019 Multicurrency Credit Facility, which includes a $1.0 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2020, the Company borrowed an aggregate of 910.0 million EUR ($1.0 billion as of the borrowing dates) and repaid an aggregate of $1.8 billion, including 910.0 million EUR ($1.1 billion as of the repayment dates), of revolving indebtedness under the 2019 Multicurrency Credit Facility. The Company used the borrowings to repay existing indebtedness and for general corporate purposes.
2019 Credit Facility—The Company has the ability to borrow up to $2.35 billion under the 2019 Credit Facility, which includes a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2020, the Company borrowed an aggregate of $7.2 billion and repaid an aggregate of $6.5 billion of revolving indebtedness under the 2019 Credit Facility. The Company used the borrowings to fund acquisitions, including the InSite Acquisition, to repay existing indebtedness and for general corporate purposes.
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
April 2020 Term Loan—On April 3, 2020, the Company entered into a $1.14 billion unsecured term loan due April 2, 2021, which was subsequently increased to $1.19 billion effective April 21, 2020 (the “April 2020 Term Loan”), the net proceeds of which were used to repay outstanding indebtedness under the 2019 Credit Facility. During the year ended December 31, 2020, the Company repaid all amounts outstanding under the April 2020 Term Loan with proceeds from the issuances of the 0.500% Notes, the 1.000% Notes, the 1.875% Notes and the Reopened 3.100% Notes (each as defined below).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at the Company’s option without penalty or premium. The Company has the option of choosing either a defined base rate or LIBOR as the applicable base rate for borrowings under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan. The interest rates on the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, and the 2019 Term Loan range between 0.875% to 1.750% above LIBOR for LIBOR based borrowings or up to 0.750% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings. The interest rate on the 2020 Term Loan is 0.650% above LIBOR for LIBOR based borrowings or up to 0.000% above the defined base rate for base rate borrowings, in each case based upon the Company’s debt ratings.
As of December 31, 2020, the key terms under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility, the 2019 Term Loan and the 2020 Term Loan were as follows:

	Outstanding Principal Balance		Undrawn letters of credit	Maturity Date		Current margin over LIBOR	Current commitment fee (1)
2019 Multicurrency Credit Facility	—		$3.8	June 28, 2023	(3)	1.125%	0.110%
2019 Credit Facility	$2,295.0		$0.8	January 31, 2025	(3)	1.125%	0.110%
2019 Term Loan	$1,000.0	(2)	N/A	January 31, 2025		1.125%	N/A
2020 Term Loan	$750.0	(2)	N/A	February 12, 2021		0.650%	N/A
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
The Company’s bank facility activity subsequent to December 31, 2020 is described further in note 23.
Senior Notes
Repayments of Senior Notes
Repayment of 5.900% Senior Notes—On January 15, 2020, the Company redeemed all of the $500.0 million aggregate principal amount of 5.900% senior unsecured notes due 2021 at a price equal to 106.7090% of the principal amount, plus accrued and unpaid interest up to, but excluding January 15, 2020, for an aggregate redemption price of approximately $539.6 million, including $6.1 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of $34.6 million, which includes prepayment consideration of $33.5 million and the associated unamortized discount and deferred financing costs. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand.
Repayment of 2.800% Senior Notes—On May 11, 2020, the Company redeemed all of the $750.0 million aggregate principal amount of 2.800% senior unsecured notes due 2020 at a price equal to the principal amount, together with accrued interest up to, but excluding May 11, 2020, for an aggregate redemption price of approximately $759.3 million, including $9.3 million in accrued interest. The redemption was funded with borrowings under the 2019 Credit Facility and cash on hand.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company recorded a loss on retirement of long-term obligations of approximately $37.2 million, which includes prepayment consideration of $34.7 million and the associated unamortized discount and deferred financing costs. The redemptions of the 3.450% Notes and the 3.300% Notes were funded with borrowings under the 2019 Credit Facility and cash on hand.
Offerings of Senior Notes
2.400% Senior Notes and 2.900% Senior Notes Offering—On January 10, 2020, the Company completed a registered public offering of $750.0 million aggregate principal amount of 2.400% senior unsecured notes due 2025 (the “2.400% Notes”) and $750.0 million aggregate principal amount of 2.900% senior unsecured notes due 2030 (the “2.900% Notes”). The net proceeds from this offering were approximately $1,483.4 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360 day year comprised of twelve 30-day months, beginning on September 15, 2020 and July 15, 2020 for the 2.400% Notes and the 2.900% Notes, respectively.
1.300% Senior Notes, 2.100% Senior Notes and 3.100% Senior Notes Offering—On June 3, 2020, the Company completed a registered public offering of $500.0 million aggregate principal amount of 1.300% senior unsecured notes due 2025 (the “1.300% Notes”), $750.0 million aggregate principal amount of 2.100% senior unsecured notes due 2030 (the “2.100% Notes”) and $750.0 million aggregate principal amount of 3.100% senior unsecured notes due 2050 (the “Initial 3.100% Notes”). The net proceeds from this offering were approximately $1,968.2 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360 day year comprised of twelve 30-day months, beginning on March 15, 2021, December 15, 2020 and December 15, 2020 for the 1.300% Notes, the 2.100% Notes and the Initial 3.100% Notes, respectively.
0.500% Senior Notes and 1.000% Senior Notes Offering—On September 10, 2020, the Company completed a registered public offering of 750.0 million EUR ($886.1 million at the date of issuance) aggregate principal amount of 0.500% senior unsecured notes due 2028 (the “0.500% Notes”) and 650.0 million EUR ($768.0 million at the date of issuance) aggregate principal amount of 1.000% senior unsecured notes due 2032 (the “1.000% Notes”). The net proceeds from this offering were approximately 1,385.2 million EUR ($1,636.6 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Multicurrency Credit Facility and the April 2020 Term Loan and for general corporate purposes. Accrued and unpaid interest is payable in EUR annually in arrears and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on January 15, 2021 for each of the 0.500% Notes and the 1.000% Notes.
1.875% Senior Notes and 3.100% Senior Notes Offering—On September 28, 2020, the Company completed a registered public offering of $300.0 million aggregate principal amount through a reopening of the Initial 3.100% Notes (the “Reopened 3.100% Notes” and, collectively with the Initial 3.100% Notes, the “3.100% Notes”) and $800.0 million aggregate principal amount of 1.875% senior unsecured notes due 2030 (the “1.875% Notes”). The net proceeds from this offering were approximately $1,092.1 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and the April 2020 Term Loan. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date (which shall be June 3, 2020 for the Reopened 3.100% Notes) on the basis of a 360 day year comprised of twelve 30-day months, beginning on April 15, 2021 and December 15, 2020 for the 1.875% Notes and the Reopened 3.100% Notes, respectively.
0.600% Senior Notes, 1.500% Senior Notes and 2.950% Senior Notes Offering—On November 20, 2020, the Company completed a registered public offering of $500.0 million aggregate principal amount of 0.600% senior unsecured notes due 2024 (the “0.600% Notes”), $650.0 million aggregate principal amount of 1.500% senior unsecured notes due 2028 (the “1.500% Notes”) and $550.0 million aggregate principal amount of 2.950% senior unsecured notes due 2051 (the “2.950% Notes” and, collectively with the 2.400% Notes, the 2.900% Notes, the 1.300% Notes, the 2.100% Notes, the 3.100% Notes, the 0.500% Notes, the 1.000% Notes, the 1.875% Notes, the 0.600% Notes and the 1.500% Notes, the “Notes”). The net proceeds from this offering were approximately $1,678.9 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Credit Facility and for general corporate purposes including the funding of the InSite Acquisition. Accrued and unpaid interest is payable in U.S. Dollars semi-annually in arrears and will be computed from the offering date on the basis of a 360 day year comprised of twelve 30-day months, beginning on July 15, 2021, July 31, 2021 and July 15, 2021 for the 0.600% Notes, the 1.500% Notes and the 2.950% Notes, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2020:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2020	2019	Interest payments due (2)	Issue Date	Par Call Date (3)
2.250% Notes (4)	$600.0	$5.1	$(7.9)	January 15 and July 15	September 30, 2016	N/A
4.70% Notes	$700.0	(1.0)	(1.8)	March 15 and September 15	March 12, 2012	N/A
3.50% Notes	$1,000.0	(3.9)	(5.7)	January 31 and July 31	January 8, 2013	N/A
3.000% Notes (5)	$700.0	21.9	4.9	June 15 and December 15	December 8, 2017	N/A
0.600% Notes	$500.0	(3.2)	—	January 15 and July 15	November 20, 2020	N/A
5.00% Notes (6)	$1,000.0	1.3	1.7	February 15 and August 15	August 19, 2013	N/A
3.375% Notes	$650.0	(4.3)	(5.6)	May 15 and November 15	March 15, 2019	April 15, 2024
2.950% Notes	$650.0	(6.9)	(8.7)	January 15 and July 15	June 13, 2019	December 15, 2024
2.400% Notes	$750.0	(5.0)	—	March 15 and September 15	January 10, 2020	February 15, 2025
1.375% Notes (7)	$610.8	(6.7)	(7.6)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	$750.0	(5.7)	(6.8)	June 1 and December 1	May 7, 2015	March 1, 2025
1.300% Notes	$500.0	(4.6)	—	March 15 and September 15	June 3, 2020	August 15, 2025
4.400% Notes	$500.0	(2.9)	(3.4)	February 15 and August 15	January 12, 2016	November 15, 2025
1.950% Notes (7)	$610.8	(5.6)	(6.2)	May 22	May 22, 2018	February 22, 2026
3.375% Notes	$1,000.0	(10.5)	(12.1)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	$400.0	(2.1)	(2.4)	January 15 and July 15	September 30, 2016	October 15, 2026
2.750% Notes	$750.0	(5.7)	(6.5)	January 15 and July 15	October 3, 2019	November 15, 2026
3.55% Notes	$750.0	(5.2)	(5.9)	January 15 and July 15	June 30, 2017	April 15, 2027
0.500% Notes (7)	$916.2	(8.8)	—	January 15	September 10, 2020	October 15, 2027
3.600% Notes	$700.0	(6.6)	(7.4)	January 15 and July 15	December 8, 2017	October 15, 2027
1.500% Notes	$650.0	(4.9)	—	January 31 and July 31	November 20, 2020	November 30, 2027
3.950% Notes	$600.0	(9.4)	(10.4)	March 15 and September 15	March 15, 2019	December 15, 2028
3.800% Notes	$1,650.0	(16.5)	(18.3)	February 15 and August 15	June 13, 2019	May 15, 2029
2.900% Notes	$750.0	(8.3)	—	January 15 and July 15	January 10, 2020	October 15, 2029
2.100% Notes	$750.0	(9.8)	—	June 15 and December 15	June 3, 2020	March 15, 2030
1.875% Notes	$800.0	(9.5)	—	April 15 and October 15	September 28, 2020	July 15, 2030
1.000% Notes (7)	$794.0	(7.9)	—	January 15	September 10, 2020	October 15, 2031
3.700% Notes	$600.0	(8.1)	(8.2)	April 15 and October 15	October 3, 2019	April 15, 2049
3.100% Notes (8)	$1,050.0	(12.3)	—	June 15 and December 15	June 3, 2020	December 15, 2049
2.950% Notes	$550.0	(11.8)	—	January 15 and July 15	November 20, 2020	July 15, 2050
_______________
(1)    Includes unamortized discounts, premiums and debt issuance costs and fair value adjustments due to interest rate swaps.
(2)    Interest payments are due semi-annually for each series of senior notes, except for the 1.375% Notes, the 1.950% Notes, the 0.500% Notes and the 1.000% Notes, for which interest payments are due annually.
(3)    The Company may redeem the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(4)    Includes $6.3 million and ($5.9) million fair value adjustment due to interest rate swaps in 2020 and 2019, respectively.
(5)    Includes $25.1 million and $9.2 million fair value adjustment due to interest rate swaps in 2020 and 2019, respectively.
(6)    The original issue date for the 5.00% Notes was August 19, 2013. The issue date for the reopened 5.00% Notes was January 10, 2014.
(7)    Notes are denominated in EUR.
(8)    The original issue date for the Initial 3.100% Notes was June 3, 2020. The issue date for the Reopened 3.100% Notes was September 28, 2020.
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
Each applicable supplemental indenture for the Notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture. As of December 31, 2020, the Company was in compliance with each of these covenants.
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
Repayment of Series 2015-1 Notes—On the June 2020 payment date, the Company repaid the entire $350.0 million aggregate principal amount outstanding under the Series 2015-1 Notes, pursuant to the terms of the agreements governing such securities. The repayment was funded with cash on hand.
The outstanding Series 2015-2 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,538 communications sites (the “2015 Secured Sites”) owned by the GTP Entities and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed repayment of the Series 2015-2 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.
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
The component of the Loan corresponding to the Series 2013-2A Securities also remains outstanding and is subject to the terms of the Second Amended and Restated Loan and Security Agreement among the Trust and the AMT Asset Subs, dated as of March 29, 2018 (the “Loan Agreement”). The Loan Agreement includes terms and conditions, including with respect to secured assets, substantially consistent with the First Amended and Restated Loan and Security Agreement dated as of March 15, 2013. The 2018 Securities correspond to components of the Loan made to the AMT Asset Subs pursuant to the Loan Agreement and were issued in two separate subclasses of the same series. The 2018 Securities represent a pass-through interest in the components of the Loan corresponding to the 2018 Securities. The Series 2018-1A Securities have an interest rate of 3.652% and the Series 2018-1R Securities have an interest rate of 4.459%. The 2018 Securities have an expected life of approximately ten years with a final repayment date in March 2048. Subject to certain limited exceptions described below, no payments of principal will be required to be made on the components of the Loan corresponding to the 2018 Securities prior to the monthly payment date in March 2028, which is the anticipated repayment date for such components.
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
Under the terms of the Loan Agreement and the 2015 Indenture, amounts due will be paid from the cash flows generated by the Trust Sites or the 2015 Secured Sites, respectively, which must be deposited into certain reserve accounts, and thereafter distributed solely pursuant to the terms of the Loan Agreement or 2015 Indenture, as applicable. On a monthly basis, after payment of all required amounts under the Loan Agreement or 2015 Indenture, as applicable, including interest payments, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the AMT Asset Subs or GTP Acquisition Partners, as applicable, which can then be distributed to, and used by, the Company.
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
Additionally, an “amortization period” commences if, as of the end of any calendar quarter, the DSCR is equal to or below 1.15x (the “Minimum DSCR”) and will continue to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters. With respect to the Trust Securities, an “amortization period” also commences if, on the anticipated repayment date the component of the Loan corresponding to the applicable subclass of the Trust Securities has not been repaid in full, provided that such amortization period shall apply with respect to such component that has not been repaid in full. If the Series 2015-2 Notes have not been repaid in full on the applicable anticipated repayment date, additional interest will accrue on the unpaid principal balance of the Series 2015-2 Notes, and such notes will begin to amortize on a monthly basis from excess cash flow. During an amortization period, all excess cash flow and any amounts in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Loan or the Series 2015-2 Notes, as applicable, on each monthly payment date.
The Loan and the Series 2015-2 Notes may be prepaid in whole or in part at any time, provided such payment is accompanied by the applicable prepayment consideration. If the prepayment occurs within 18 months of the anticipated repayment date with respect to the Series 2013-2A Securities or the Series 2015-2 Notes, or 36 months of the anticipated repayment date with respect to the Series 2018 Securities, no prepayment consideration is due.

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
A failure to comply with the covenants in the Loan Agreement or the 2015 Indenture could prevent the AMT Asset Subs or GTP Acquisition Partners, as applicable, from distributing excess cash flow to the Company. Furthermore, if the AMT Asset Subs or GTP Acquisition Partners were to default on the Loan or the Series 2015-2 Notes, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the Trust Sites or the 2015 Secured Sites, respectively, in which case the Company could lose the revenue associated with those assets. With respect to the Series 2015-2 Notes, upon the occurrence and during an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare such notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes.
Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $69.8 million held in the reserve accounts with respect to the Trust Securitizations and the $11.2 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2020 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
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
Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2020 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	7.45% -8.75%	March 18, 2021 - October 23, 2021
_______________
(1)    5.6 billion Indian Rupees (“INR”) ($76.9 million) of borrowing capacity as of December 31, 2020.
Other Subsidiary Debt—The Company’s other subsidiary debt as of December 31, 2020 includes (i) a long-term credit facility entered into by one of the Company’s Colombian subsidiaries in October 2014 (the “Colombian Credit Facility”), (ii) a note entered into by one of the Company’s subsidiaries in October 2018 in connection with the acquisition of sites in Kenya (the “Kenya Debt”), and (iii) U.S. subsidiary debt related to a seller-financed acquisition (the “U.S. Subsidiary Debt”).
As of December 31, 2019, other subsidiary debt also included (i) a credit facility entered into by one of the Company’s South African subsidiaries in December 2015, as amended (the “South African Credit Facility”), (ii) a credit facility entered into by one of the Company’s Brazilian subsidiaries in December 2014 (the “Brazil Credit Facility”) with Banco Nacional de Desenvolvimento Econômico e Social and (iii) the Eaton Towers Debt.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Denominated Currency) (1)		Carrying Value (USD) (1)		Interest Rate	Maturity Date
	2020	2019	2020	2019
South African Credit Facility (2)	—	288.7	$—	$20.6	N/A	N/A
Colombian Credit Facility (3)	40,000.0	79,647.3	$11.6	$24.3	8.45%	April 24, 2021
Brazil Credit Facility (4)	—	65.4	$—	$16.2	Various	January 15, 2022
Kenya Debt (5)	20.1	29.6	$20.1	$29.6	8.00%	October 1, 2021
U.S. Subsidiary Debt (6)	1.2	1.9	$1.2	$1.9	—%	January 1, 2022
Eaton Towers Debt (7):
USD Denominated	—	238.8	$—	$238.8	N/A	N/A
EUR Denominated	—	26.2	$—	$29.5	N/A	N/A
XOF Denominated	—	16,836.8	$—	$28.8	N/A	N/A
KES Denominated	—	3,319.2	$—	$32.7	N/A	N/A
_______________
(1)    Includes applicable deferred financing costs.
(2)    Denominated in ZAR, with an original principal amount of 830.0 million ZAR. On December 23, 2016, the borrower borrowed an additional 500.0 million ZAR. Debt accrued interest at a variable rate. On the December 17, 2020 maturity date, the Company repaid all outstanding amounts under the South African Credit Facility.
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
(4)    Denominated in BRL, with an original principal amount of 271.0 million BRL. Debt accrued interest at a variable rate. On March 6, 2020, the Company repaid all outstanding amounts under the Brazil Credit Facility.
(5)    Denominated in USD, with an original principal amount of $51.8 million. The loan agreement for the Kenya Debt requires that the debt be paid either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date with an optional two year extension.
(6)    Related to a seller-financed acquisition. Denominated in USD with an original principal amount of $2.5 million.
(7)    Related to the Eaton Towers Acquisition. Denominated in multiple currencies, including USD, EUR, KES and XOF. During the year ended December 31, 2020, the Company repaid all of the outstanding Eaton Towers Debt.
Pursuant to the agreement governing the Colombian Credit Facility, payments of principal and interest are generally payable quarterly in arrears. Outstanding principal and accrued but unpaid interest will be due and payable in full at maturity. The Colombian Credit Facility may be prepaid in whole or in part at any time, subject to certain limitations and prepayment consideration.
The Colombian Credit Facility is secured by, among other things, liens on towers owned by the applicable borrower.
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
InSite Debt—The InSite Debt includes securitizations entered into by certain InSite subsidiaries. The Company acquired this debt in connection with the InSite Acquisition. The InSite Debt was recorded at fair value upon acquisition. On January 15, 2021, the Company repaid the entire amount outstanding under the InSite Debt, plus accrued and unpaid interest up to, but excluding, January 15, 2021, for an aggregate redemption price of $826.4 million, including $2.3 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of approximately $24.5 million, which consists of prepayment consideration offset by the unamortized fair value adjustment recorded upon acquisition. The repayment of the InSite Debt was funded with borrowings from the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, and cash on hand.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
As of December 31, 2020, the key terms were as follows:

	Carrying Value		Interest Rate	Maturity Date
	2020	2019
2016-1 Securitized Debt (1)
Series 2016-1A Class A	$218.0	$—	2.883%	November 15, 2023
Series 2016-1A Class B	22.4	—	4.557%	November 15, 2023
Series 2016-1A Class C	75.7	—	6.414%	November 15, 2023
2018-1 Securitized Debt (2)
Series 2018-1A Class A	235.4	—	4.103%	December 15, 2025
Series 2018-1A Class B	60.5	—	4.844%	December 15, 2025
Series 2018-1A Class C	22.8	—	6.115%	December 15, 2025
2020-1 Securitized Debt (3)
Series 2020-1A Class A	121.5	—	1.496%	September 15, 2025
Series 2020-1A Class B	21.7	—	2.488%	September 15, 2025
Series 2020-1A Class C	22.0	—	4.213%	September 15, 2025
Total InSite Debt	$800.0	$—
_______________
(1)Maturity dates reflect the anticipated repayment dates; final legal maturity is November 15, 2046.
(2)Maturity dates reflect the anticipated repayment dates; final legal maturity is December 15, 2048.
(3)Maturity dates reflect the anticipated repayment dates; final legal maturity is September 15, 2050.
Finance Lease Obligations—The Company’s finance lease obligations approximated $27.9 million and $30.7 million as of December 31, 2020 and 2019, respectively. Finance lease obligations are described further in note 4.
Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2021	$789.8
2022	1,304.6
2023	3,318.9
2024	2,151.9
2025	7,566.0
Thereafter	14,331.5
Total cash obligations	29,462.7
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(175.2)
Balance as of December 31, 2020	$29,287.5
10.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Unearned revenue	$576.1	$525.9
Other miscellaneous liabilities	408.5	411.1
Other non-current liabilities	$984.6	$937.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
11.    ASSET RETIREMENT OBLIGATIONS
The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2020	2019
Beginning balance as of January 1,	$1,384.1	$1,210.0
Additions	94.2	61.8
Accretion expense	90.8	81.6
Revisions in estimates (1)	8.3	56.8
Settlements	(6.1)	(26.1)
Balance as of December 31,	$1,571.3	$1,384.1
_______________
(1)Revisions in estimates include decreases to the liability of $42.1 million and $6.7 million related to foreign currency translation for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the estimated undiscounted future cash outlay for asset retirement obligations was $3.7 billion.
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

Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2020			December 31, 2019
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$29.2	—	—	$9.0	—
Embedded derivative in lease agreement	—	—	—	—	—	$10.7
Liabilities:
Interest rate swap agreements	—	$0.1	—	—	$7.5	—
Fair value of debt related to interest rate swap agreements (1)	$31.4	—	—	$3.3	—	—
_______________
(1)    Included in the carrying values of the corresponding debt obligations.
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
The fair value of the U.S. interest rate swap asset of $29.2 million was included in Other non-current assets on the consolidated balance sheets at December 31, 2020. The fair values of the U.S. interest rate swap asset of $9.0 million and U.S. interest rate swap liability of $7.4 million were included in Other non-current assets and Other non-current liabilities, respectively, on the consolidated balance sheets at December 31, 2019. During the year ended December 31, 2020, the Company recorded net fair value adjustments of $0.4 million related to interest rate swaps and the change in fair value of debt due to interest rate swaps in Other expense in the consolidated statements of operations.
One of the Company’s Colombian subsidiaries is party to an interest rate swap agreement with certain lenders under the Colombian Credit Facility (the “Colombia Interest Rate Swap”). The Colombia Interest Rate Swap, which was designated as a cash flow hedge at inception, was entered into to manage exposure to variability in interest rates on debt. The Colombia Interest Rate Swap requires the payment of a fixed interest rate of 5.37% and pays variable interest at the three-month Inter-bank Rate through the earlier of termination of the underlying debt or April 24, 2021. As of December 31, 2020, the aggregate notional amount of the Colombia Interest Rate Swap was 30.0 billion COP ($8.7 million). The fair value of the Colombia Interest Rate Swap as of December 31, 2020 and 2019 was less than $0.1 million and $0.1 million, respectively, and was included in Other non-current liabilities on the consolidated balance sheets.
Embedded Derivative in Lease Agreement
In connection with the acquisition of communications sites in Nigeria, the Company entered into a site lease agreement where a portion of the monthly rent to be received is escalated based on an index outside the lessor’s economic environment. The fair value of the portion of the lease tied to the U.S. CPI was $14.6 million at the date of acquisition and was recorded in Notes receivable and other non-current assets on the consolidated balance sheets. During the year ended December 31, 2020, the Company recorded an adjustment to the embedded derivative of $10.2 million, which is included in Other income (expense) in the consolidated statements of operations. As of December 31, 2020, the Company had no embedded derivatives outstanding.
Redeemable Noncontrolling Interests
The Company records the carrying amount of the redeemable noncontrolling interests as described in note 15.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.
During the year ended December 31, 2020, certain long-lived assets held and used with a carrying value of $24.1 billion were written down to their net realizable value as a result of an asset impairment charge of $222.8 million. During the year ended December 31, 2019, certain long-lived assets held and used with a carrying value of $22.4 billion were written down to their net realizable value as a result of an asset impairment charge of $94.2 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2020.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2020 and 2019 include cash and cash equivalents, restricted cash, accounts receivable

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2020, the carrying value and fair value of long-term obligations, including the current portion, were $29.3 billion and $31.4 billion, respectively, of which $24.0 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs. As of December 31, 2019, the carrying value and fair value of long-term obligations, including the current portion, were $24.1 billion and $25.0 billion, respectively, of which $17.5 billion was measured using Level 1 inputs and $7.5 billion was measured using Level 2 inputs.
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
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$8.7	$(1.7)	$(1.4)
State	(10.7)	(5.0)	(1.8)
Foreign	(150.1)	(48.2)	(189.7)
Deferred:
Federal	(1.0)	1.4	4.0
State	(1.0)	0.5	0.7
Foreign	24.5	53.2	298.3
Income tax (provision) benefit	$(129.6)	$0.2	$110.1
The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2020, 2019 and 2018 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its remaining NOLs, subject to specified limitations.
In 2019, there was an income tax law change in India that allows companies to elect into an optional concessional tax regime. The new regime allows for a lower effective tax rate from approximately 35% to approximately 25% and no minimum alternative tax, while disallowing the benefit of the minimum alternative tax credits. As a result, the Company recorded a $113.0 million one-time tax benefit during the year ended December 31, 2019 arising from revaluing its net deferred tax liability.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21%	21%	21%
Adjustment to reflect REIT status (1)	(21)	(21)	(21)
Foreign taxes	4	3	(8)
Foreign withholding taxes	3	3	4
Uncertain tax positions	1	1	—
Changes in tax laws	—	(6)	—
Impact from restructuring	—	(1)	(6)
Changes in valuation allowance	(1)	—	—
Effective tax rate	7%	(0)%	(10)%
_______________
(1)    As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
United States	$1,683.0	$1,527.0	$1,212.7
Foreign	138.1	389.4	(58.1)
Total	$1,821.1	$1,916.4	$1,154.6
The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2020	December 31, 2019
Assets:
Operating lease liability	$837.1	$878.5
Net operating loss carryforwards	327.1	356.6
Accrued asset retirement obligations	187.8	174.9
Stock-based compensation	9.2	5.6
Unearned revenue	34.6	31.7
Unrealized loss on foreign currency	4.9	3.8
Other accruals and allowances	83.4	65.6
Nondeductible interest	60.9	15.9
Items not currently deductible and other	65.8	10.2
Liabilities:
Depreciation and amortization	(1,140.3)	(1,040.3)
Right-of-use asset	(824.0)	(865.1)
Deferred rent	(92.9)	(79.7)
Investment in affiliate (1)	(60.4)	—
Other	(1.1)	—
Subtotal	(507.9)	(442.3)
Valuation allowance	(228.5)	(194.2)
Net deferred tax liabilities	$(736.4)	$(636.5)
_______________
(1)    Includes basis difference associated with investment in subsidiary related to the InSite Acquisition.
The Company provides valuation allowances if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management assesses the available evidence to estimate if sufficient future taxable

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
income will be generated to use the existing deferred tax assets. Valuation allowances may be reversed if, based on changes in facts and circumstances, the net deferred tax assets have been determined to be realizable.
At December 31, 2020 and 2019, the Company has provided a valuation allowance of $228.5 million and $194.2 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2020 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by reversals and fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2020	2019	2018
Balance as of January 1,	$194.2	$151.9	$142.0
Additions (1)	64.7	42.5	15.7
Usage, expiration and reversals	(22.0)	—	—
Foreign currency translation	(8.4)	(0.2)	(5.8)
Balance as of December 31,	$228.5	$194.2	$151.9
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
At December 31, 2020, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2021 to 2025	$141.6	$180.2	$12.4
2026 to 2030	0.0	193.7	85.6
2031 to 2035	9.5	48.7	3.5
2036 to 2040	61.7	183.0	—
Indefinite carryforward	142.1	47.7	679.5
Total	$354.9	$653.3	$781.0
As of December 31, 2020 and 2019, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $105.9 million and $158.1 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2020 includes additions to the Company’s existing tax positions of $26.2 million.
The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $32.7 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$175.6	$107.7	$116.7
Additions based on tax positions related to the current year	4.7	33.3	8.1
Additions and reductions for tax positions of prior years (1)	(5.0)	37.5	0.3
Foreign currency	(9.6)	(1.6)	(8.1)
Reduction as a result of the lapse of statute of limitations	(26.0)	(1.3)	(2.6)
Reduction as a result of effective settlements	(3.5)	—	(6.7)
Balance at December 31	$136.2	$175.6	$107.7
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(1)    Year ended December 31, 2020 includes adjustments of $(21.0) million for positions related to the Eaton Towers Acquisition that were revised in connection with settlements or effective settlements.
During the year ended December 31, 2020, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions related to the Eaton Towers Acquisition, which resulted in a decrease in the liability for unrecognized tax benefits of $50.5 million. During the years ended December 31, 2019 and 2018, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in decreases of $2.5 million and $9.3 million, respectively, in the liability for unrecognized tax benefits.
The Company recorded penalties and tax-related interest expense to the tax provision of $16.4 million, $10.3 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions during the years ended December 31, 2020, 2019 and 2018 by $4.8 million, $2.7 million and $16.2 million, respectively.
As of December 31, 2020 and 2019, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $34.4 million and $26.6 million, respectively.
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2020 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the U.S. and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2020.
14.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2020, the Company had the ability to grant stock-based awards with respect to an aggregate of 6.5 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the years ended December 31, 2020, 2019 and 2018, the Company recorded and capitalized the following stock-based compensation expenses:

	2020	2019	2018
Stock-based compensation expense - Property	$1.9	$1.8	$2.4
Stock-based compensation expense - Services	1.1	1.0	0.9
Stock-based compensation expense - SG&A	117.8	108.6	134.2
Total stock-based compensation expense	$120.8	$111.4	$137.5

Stock-based compensation expense capitalized as property and equipment	$1.7	$1.6	$2.0
Stock Options—There were no options granted during the years ended December 31, 2020, 2019 and 2018. The fair values of previously granted stock options were estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions at the date of grant.
The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $176.3 million, $145.5 million and $98.8 million, respectively. As of December 31, 2020, total unrecognized compensation expense related to unvested stock options was less than $0.1 million and is expected to be recognized over a weighted average period of less than

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
one year. The amount of cash received from the exercise of stock options was $84.7 million during the year ended December 31, 2020.
The Company’s option activity for the year ended December 31, 2020 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	3,060,242	$85.90
Granted	—	—
Exercised	(1,043,981)	81.16
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2020	2,016,261	$88.36	3.15	$274.4
Exercisable as of December 31, 2020	2,014,628	$88.33	3.15	$274.2
Vested or expected to vest as of December 31, 2020	2,016,261	$88.36	3.15	$274.4
The following table sets forth information regarding options outstanding at December 31, 2020 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$50.78 - $71.07	102,447	$61.55	1.14	102,447	$61.55
$76.90 - $77.75	221,435	76.92	1.82	221,435	76.92
$81.18 - $94.23	432,352	81.58	2.66	432,352	81.58
$94.57 - $94.71	1,240,897	94.61	3.69	1,240,897	94.61
$99.67 - $121.15	19,130	111.97	5.45	17,497	111.39
$50.78 - $121.15	2,016,261	$88.36	3.15	2,014,628	$88.33
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2020 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2020 (1)	1,454,350	$147.67	528,908	$136.94
Granted (2)	456,369	243.25	151,341	216.36
Vested and Released (3)	(618,013)	134.53	(282,774)	113.58
Forfeited (4)	(47,631)	173.74	(76,965)	211.21
Outstanding as of December 31, 2020	1,245,075	$188.23	320,510	$177.22
Expected to vest as of December 31, 2020	1,245,075	$188.23	320,510	$177.22
Vested and deferred as of December 31, 2020 (5)	58,204	$181.26	—	$—
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2019 PSUs and the 2018 PSUs (each as defined below), or 114,823 and 131,311 shares, respectively, and the shares issuable at the end of the three-year vesting period for the PSUs granted in 2017 (the “2017 PSUs”), based on achievement against the performance metrics for the three-year performance period, or 282,774 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2020 PSUs, or 110,925 shares, which includes 17,593 shares granted during the three months ended June 30, 2020 to the Company’s newly appointed Chief Executive Officer (“CEO”) and Chief Financial Officer and also includes 40,186 shares granted to the Company’s former CEO during the three months ended March 31, 2020 which were subsequently forfeited upon his retirement. PSUs also includes the shares above target that are issuable for the 2018 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 40,416 shares.
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

The total fair value of RSUs and PSUs that vested during the year ended December 31, 2020 was $214.1 million.
Restricted Stock Units—As of December 31, 2020, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $125.7 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the years ended December 31, 2020, 2019 and 2018, the Company’s Compensation Committee granted an aggregate of 110,925 PSUs (the “2020 PSUs”), 114,823 PSUs (the “2019 PSUs”) and 131,311 PSUs (the “2018 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2020 PSUs, the 2019 PSUs and the 2018 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
During the year ended December 31, 2020, the Company recorded $20.9 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2020 was $4.3 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.
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
During the year ended December 31, 2020, the Company redeemed 100% of Tata Teleservices and Tata Sons’ remaining combined holdings of ATC TIPL, for total consideration of INR 24.8 billion ($337.3 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 79% to 92% and the noncontrolling interest decreased from 21% to 8%.
In February 2021, the Company entered into an agreement with Macquarie to redeem 100% of their combined holdings in ATC TIPL at price of INR 175 per share, subject to certain adjustments. Accordingly, the Company expects to pay an amount equivalent to INR 12.9 billion (approximately $176.6 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, the Company will hold a 100% ownership interest in ATC TIPL.
Other Redeemable Noncontrolling Interests—During the year ended December 31, 2020, the Company completed the acquisition of MTN’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including a net adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. During the year ended December 31, 2019, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owns and operates wireless communications towers in France. The Company’s controlling interest in Eure-et-Loir is 51% with local partners holding a 49% noncontrolling interest. The value of the Eure-et-Loir interests as of December 31, 2020 was $2.6 million.
The changes in Redeemable noncontrolling interests for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Balance as of January 1,	$1,096.5	$1,004.8	$1,126.2
Additions to redeemable noncontrolling interests	—	525.7	—
Net income (loss) attributable to noncontrolling interests	6.6	35.8	(87.9)
Adjustment to noncontrolling interest redemption value	(14.0)	(35.8)	86.7
Adjustment to noncontrolling interest due to merger	—	—	(28.1)
Purchase of redeemable noncontrolling interest	(861.7)	(425.7)	—
Foreign currency translation adjustment attributable to noncontrolling interests	(15.3)	(8.3)	(92.1)
Balance as of December 31,	$212.1	$1,096.5	$1,004.8
16.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2020, the Company received an aggregate of $98.1 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of December 31, 2020, the Company has not sold any shares of common stock under the 2020 ATM Program.
Stock Repurchase Programs—In March 2011, the Company’s Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock (the “2011 Buyback”). In December 2017, the Board of Directors approved an additional stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock (the “2017 Buyback,” and, together with the 2011 Buyback, the “Buyback Programs”).
During the year ended December 31, 2020, the Company repurchased 264,086 shares of its common stock under the 2011 Buyback for an aggregate of $56.0 million, including commissions and fees. As of December 31, 2020, the Company had repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
Under the Buyback Programs, the Company is authorized to purchase shares from time to time through open market purchases or in privately negotiated transactions not to exceed market prices and subject to market conditions and other factors. With respect to open market purchases, the Company may use plans adopted in accordance with Rule 10b5-1 under the Exchange Act in accordance with securities laws and other legal requirements, which allows the Company to repurchase shares during periods when it may otherwise be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the years ended December 31, 2020, 2019 and 2018, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2020		2019		2018
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$4.53	$2,010.7	$3.78	$1,672.8	$3.15	$1,389.8
Series B Preferred Stock (1)	$—	$—	$—	$—	$13.75	$18.9
_______________
(1)    5.50% Mandatory Convertible Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), which converted into shares of the Company’s common stock pursuant to the provisions of the Certificate of Designations governing the Series B Preferred Stock in 2018.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table characterizes the tax treatment of distributions declared per share of common stock and Mandatory Convertible Preferred Stock.

	For the year ended December 31,
	2020			2019		2018
	Per Share		%	Per Share	%	Per Share		%
Common Stock
Ordinary dividend	$3.3200	(1)	100.00%	$3.7800	100.00%	$3.1500		100.00%
Capital gains distribution	—		—	—	—	—		—
Total	$3.3200		100.00%	$3.7800	100.00%	$3.1500		100.00%
Series B Preferred Stock (2)
Ordinary dividend	$—		—%	$—	—%	$2.1314	(3)	100.00%
Capital gains distribution	—		—	—	—	—		—
Total	$—		—%	$—	—%	$2.1314		100.00%
_______________
(1)    Excludes dividend declared on December 3, 2020 of $1.21 per share, which was paid on February 2, 2021 to common stockholders of record at the close of business on December 28, 2020 and which will apply to the 2021 tax year.
(2)    Represents the tax treatment on dividends per depositary share, each of which represents a 1/10th interest in a share of Series B Preferred Stock.
(3)    Includes a deemed distribution as a result of a conversion rate adjustment triggered on January 18, 2018.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $12.6 million and $14.3 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company paid $7.8 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
Dividend to noncontrolling interest— The Company’s joint ventures may, from time to time, declare dividends. During the year ended December 31, 2020, ATC Europe declared a dividend of EUR 13.2 million (approximately $16.2 million) payable in cash to the Company and PGGM in proportion to their respective equity interests in the joint venture on or before June 30, 2021 and is accrued for as of December 31, 2020.
17.    OTHER OPERATING EXPENSE
Other operating expense consists primarily of impairment charges, net losses on sales or disposals of assets and other operating expense items. The Company records impairment charges to write down certain assets to their net realizable value after an indicator of impairment is identified and subsequent analysis determines that the asset is either partially recoverable or not recoverable. These assets consisted primarily of towers and related assets, which are typically assessed on an individual basis, network location intangibles, which relate directly to towers, tenant-related intangibles, which are assessed on a tenant basis, and right-of-use assets. Net losses on sales or disposals of assets primarily relate to certain non-core towers, other assets and miscellaneous items. Other operating expenses includes acquisition-related costs and integration costs.
Other operating expenses included the following for the years ended December 31,:

	2020 (1)	2019 (2)	2018
Impairment charges	$222.8	$94.2	$394.0
Net losses on sales or disposals of assets	17.3	45.1	85.6
Other operating expenses	25.7	27.0	33.7
Total Other operating expenses	$265.8	$166.3	$513.3
_______________
(1)    For the year ended December 31, 2020, Other operating expenses includes an $11.9 million benefit in Brazil.
(2)    For the year ended December 31, 2019, Other operating expenses includes $13.1 million of refunds related to pre-acquisition contingencies and settlements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Impairment charges included the following for the years ended December 31,:

	2020	2019	2018 (1)
Tower and network location intangible assets	$142.4	$77.4	$284.9
Tenant relationships	—	—	107.3
Right-of-use assets	76.1	9.9	—
Other	4.3	6.9	1.8
Total impairment charges	$222.8	$94.2	$394.0
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

18.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2020	2019	2018
Net income attributable to American Tower Corporation stockholders	$1,690.6	$1,887.8	$1,236.4
Dividends on preferred stock	—	—	(9.4)
Net income attributable to American Tower Corporation common stockholders	$1,690.6	$1,887.8	$1,227.0

Basic weighted average common shares outstanding	443,640	442,319	439,606
Dilutive securities	2,464	3,201	3,354
Diluted weighted average common shares outstanding	446,104	445,520	442,960
Basic net income attributable to American Tower Corporation common stockholders per common share	$3.81	$4.27	$2.79
Diluted net income attributable to American Tower Corporation common stockholders per common share	$3.79	$4.24	$2.77
Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2020	2019	2018
Restricted stock awards	1	2	—
Preferred stock (1)	—	—	1,456
_______________
(1)    For the years ended December 31, 2020 and 2019, the Company had no preferred stock outstanding.
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,100 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2020, the Company has purchased an aggregate of 331 of the subleased towers which are subject to the applicable agreement, including 103 towers purchased during the year ended December 31, 2020 for an aggregate purchase price of $55.7 million. The aggregate purchase option price for the remaining towers leased and subleased is $973.4 million and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
Other Contingencies—The Company is subject to income tax and other taxes in the geographic areas where it holds assets or operates, and periodically receives notifications of audits, assessments or other actions by taxing authorities. Taxing authorities may issue notices or assessments while audits are being conducted. In certain jurisdictions, taxing authorities may issue assessments with minimal examination. These notices and assessments do not represent amounts that the Company is obligated to pay and are often not reflective of the actual tax liability for which the Company will ultimately be liable. In the process of responding to assessments of taxes that the Company believes are not enforceable, the Company avails itself of both administrative and judicial remedies. The Company evaluates the circumstances of each notification or assessment based on the information available and, in those instances in which the Company does not anticipate a successful defense of positions taken in its tax filings, a liability is recorded in the appropriate amount based on the underlying assessment.
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
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2020, is not aware of any agreements that could result in a material payment. If the Company is unable to close the Pending Telxius Acquisition, as defined in note 23, the Company would be liable under the terms of the agreements to make certain payments to Telxius, which could be material.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
20.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$762.3	$750.2	$789.7
Cash paid for income taxes (net of refunds of $27.0, $11.2 and $25.0, respectively)	146.3	147.5	163.9
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	45.8	(21.0)	8.3
Purchases of property and equipment under finance leases, perpetual easements and capital leases	75.0	81.3	57.8
Fair value of debt assumed through acquisitions (1)	800.0	329.8	—
Acquisition of Commercialization Rights (2)	—	—	24.8
Debt financed acquisition of communication sites	—	—	54.2
Settlement of third-party debt	(5.0)	—	—
_______________
(1)    For the year ended December 31, 2020, consists of the InSite Debt.
(2)    Related to the note extinguishment with TV Azteca, S.A. de C.V. in 2018.
21.    BUSINESS SEGMENTS
The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations.
During the fourth quarter of 2020, as a result of the InSite Acquisition, the Company updated the names of its reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. The Company continues to report its results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services. This change was made to better align the names of the Company’s reportable segments with the geographical areas of the Company’s business operations following the InSite Acquisition. The change in the names the Company’s reportable segments is solely reflective of the inclusion of Canada and Australia in its business operations, as a result of the InSite Acquisition. The change in reportable segments had no impact on the Company’s consolidated financial statements for any prior periods. Historical financial information included in this Annual Report on Form 10-K has not been adjusted.
As of December 31, 2020, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Asia-Pacific: property operations in Australia and India;
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
The accounting policies applied in compiling segment information below are similar to those described in note 1. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. For reporting purposes, for periods through September 30, 2018,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
the Latin America property segment gross margin and segment operating profit also included Interest income (expense), TV Azteca, net. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$4,517.0	$1,139.4	$890.2	$149.6	$1,257.4	$7,953.6	$87.9		$8,041.5
Segment operating expenses (1)	808.0	661.4	297.7	28.1	392.5	2,187.7	36.5		2,224.2
Segment gross margin	3,709.0	478.0	592.5	121.5	864.9	5,765.9	51.4		5,817.3
Segment selling, general, administrative and development expense (1)	162.2	97.4	94.4	23.0	93.1	470.1	14.8		484.9
Segment operating profit	$3,546.8	$380.6	$498.1	$98.5	$771.8	$5,295.8	$36.6		$5,332.4
Stock-based compensation expense								$120.8	120.8
Other selling, general, administrative and development expense								176.0	176.0
Depreciation, amortization and accretion								1,882.3	1,882.3
Other expense (2)								1,332.2	1,332.2
Income from continuing operations before income taxes									$1,821.1
Capital expenditures (3) (4)	$360.6	$112.9	$334.9	$31.6	$221.1	$1,061.1	$—	$10.1	$1,071.2
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $3.0 million and $117.8 million, respectively.
(2)Primarily includes interest expense, losses from foreign currency exchange rate fluctuations and $222.8 million in impairment charges.
(3)Includes $9.2 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)Includes $36.9 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property					Total Property	Services	Other	Total
Year ended December 31, 2019	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$4,188.7	$1,217.0	$583.9	$134.6	$1,340.7	$7,464.9	$115.4		$7,580.3
Segment operating expenses (1)	807.9	715.9	209.0	27.8	411.3	2,171.9	42.1		2,214.0
Segment gross margin	3,380.8	501.1	374.9	106.8	929.4	5,293.0	73.3		5,366.3
Segment selling, general, administrative and development expense (1)	175.5	99.9	53.7	23.2	101.0	453.3	12.0		465.3
Segment operating profit	$3,205.3	$401.2	$321.2	$83.6	$828.4	$4,839.7	$61.3		$4,901.0
Stock-based compensation expense								$111.4	111.4
Other selling, general, administrative and development expense								156.5	156.5
Depreciation, amortization and accretion								1,778.4	1,778.4
Other expense (2)								938.3	938.3
Income from continuing operations before income taxes									$1,916.4
Capital expenditures (3) (4)	$359.5	$134.5	$258.5	$13.2	$260.4	$1,026.1	$—	$12.8	$1,038.9
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.8 million and $108.6 million, respectively.
(2)Primarily includes interest expense.
(3)Includes $18.0 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)Includes $29.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2018	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues (1)	$3,822.1	$1,540.5	$545.5	$141.8	$1,264.8	$7,314.7	$125.4		$7,440.1
Segment operating expenses (2)	771.0	710.9	208.0	30.1	406.3	2,126.3	48.2		2,174.5
Interest income, TV Azteca, net	—	—	—	—	(0.1)	(0.1)	—		(0.1)
Segment gross margin	3,051.1	829.6	337.5	111.7	858.4	5,188.3	77.2		5,265.5
Segment selling, general, administrative and development expense (2)	165.2	110.7	48.0	21.1	83.5	428.5	14.4		442.9
Segment operating profit	$2,885.9	$718.9	$289.5	$90.6	$774.9	$4,759.8	$62.8		$4,822.6
Stock-based compensation expense								$137.5	137.5
Other selling, general, administrative and development expense								156.1	156.1
Depreciation, amortization and accretion								2,110.8	2,110.8
Other expense (3)								1,263.6	1,263.6
Income from continuing operations before income taxes									$1,154.6
Capital expenditures (4)	$376.9	$101.0	$212.5	$20.2	$220.7	$931.3	$—	$13.9	$945.2
_______________
(1)Asia-Pacific segment revenues include a net impact of $333.7 million as a result of the settlement payment received from Tata in the fourth quarter of 2018.
(2)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $3.3 million and $134.2 million, respectively.
(3)Primarily includes interest expense and $394.0 million in impairment charges.
(4)Includes $32.0 million of capital lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and capital leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2020	2019	2018
Total Assets (1):
U.S. & Canada property	$27,352.9	$22,624.6	$18,782.0
Asia-Pacific property	5,191.8	5,307.8	4,938.8
Africa property	4,894.8	4,711.1	1,929.7
Europe property	1,868.6	1,535.3	1,438.1
Latin America property	7,434.2	8,125.5	5,594.7
Services	38.7	26.8	46.3
Other (2)	452.5	470.5	280.8
Total assets	$47,233.5	$42,801.6	$33,010.4
_______________
(1)Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
(2)Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2020, 2019 and 2018 and long-lived assets as of December 31, 2020 and 2019 is as follows:

	2020	2019	2018
Operating Revenues:
U.S. & Canada:
Canada (1) (2)	$0.3	$—	$—
United States	4,604.6	4,304.1	3,947.5
Asia-Pacific (2):
Australia (1)	0.0	—	—
India	1,139.4	1,217.0	1,540.5
Africa (2):
Burkina Faso	43.9	—	—
Ghana	174.3	124.3	125.4
Kenya	97.7	27.3	7.0
Niger	40.0	—	—
Nigeria	249.5	229.9	220.7
South Africa	128.7	129.1	125.3
Uganda	156.1	73.3	67.1
Europe (2):
France	79.4	68.0	72.7
Germany	70.0	66.6	69.1
Poland (1)	0.2	—	—
Latin America (2):
Argentina	22.1	17.3	16.0
Brazil	506.4	605.5	595.5
Chile	67.3	43.3	44.2
Colombia	96.1	102.1	103.8
Costa Rica	23.4	21.1	18.4
Mexico	483.0	515.3	456.5
Paraguay	12.5	12.6	10.4
Peru	46.6	23.5	20.0
Total operating revenues	$8,041.5	$7,580.3	$7,440.1
_______________
(1)    The Company launched operations in Canada and Australia through the InSite Acquisition, which closed on December 23, 2020. The Company launched operations in Poland through the Poland Acquisition, which closed on June 16, 2020.
(2)    Balances are translated at the applicable exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2020	2019
Long-Lived Assets (1):
U.S. & Canada:
Canada (2)	$373.7	$—
United States	19,977.8	16,578.7
Asia-Pacific (2):
Australia	20.0	—
India	3,482.3	3,708.8
Africa (2):
Burkina Faso	315.7	275.3
Ghana	676.8	671.0
Kenya	730.0	761.7
Niger	215.7	199.8
Nigeria	663.7	648.6
South Africa	424.4	409.4
Uganda	867.3	847.3
Europe (2):
France	1,176.5	917.1
Germany	370.9	357.3
Poland	2.9	—
Latin America (2):
Argentina	111.9	100.0
Brazil	1,629.9	2,138.4
Chile	538.7	437.6
Colombia	350.7	375.2
Costa Rica	123.1	124.1
Mexico	1,395.2	1,524.9
Paraguay	103.6	111.3
Peru	380.4	394.6
Total long-lived assets	$33,931.2	$30,581.1
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
The following tenants within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2020	2019	2018
AT&T	22%	22%	19%
T-Mobile	19%	10%	9%
Verizon Wireless	14%	15%	15%
22.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2020, 2019 and 2018, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
23.   SUBSEQUENT EVENTS
Pending Telxius Acquisition—On January 13, 2021, the Company entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which the Company expects to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion EUR (approximately $9.4 billion at the date of signing) (the “Pending Telxius Acquisition”), subject to limited adjustments. The Pending Telxius Acquisition is expected to close in tranches beginning in the second quarter of 2021, subject to customary closing conditions, including government and regulatory approval.
Repayment of the 2020 Term Loan—On February 5, 2021, the Company repaid all amounts outstanding under the 2020 Term Loan with borrowings from the 2019 Multicurrency Credit Facility and cash on hand.
Amendments to Bank Facilities—On February 10, 2021, the Company amended and restated the 2019 Multicurrency Credit Facility and the 2019 Credit Facility and entered into an amendment agreement with respect to the 2019 Term Loan.
These amendments, among other things,
i.extend the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, respectively,
ii.increase the commitments under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility to $4.1 billion and $2.9 billion, respectively, of which 1.3 billion EUR borrowed under the 2019 Multicurrency Credit Facility is to be reserved to finance the Pending Telxius Acquisition,
iii.increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2019 Multicurrency Credit Facility and the 2019 Credit Facility) to $6.1 billion and $4.4 billion under the 2019 Multicurrency Credit Facility and the 2019 Credit Facility, respectively,
iv.expand the sublimit for multicurrency borrowings under the 2019 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2019 Credit Facility with a $1.5 billion sublimit,
v.amend the limitation of the Company’s permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Pending Telxius Acquisition, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if the Company consummates a Qualified Acquisition (as defined in each of the loan agreements for the facilities)),
vi.amend the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of the Company and its subsidiaries on a consolidated basis and
vii.increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
2021 Delayed Draw Term Loans—On February 10, 2021, the Company entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder and bears interest at a rate based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.000% above the Euro Interbank Offered Rate (“EURIBOR”) (the “2021 364-Day Delayed Draw Term Loan”) and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder and bears interest at a rate based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.125% above EURIBOR (the “2021 Three Year Delayed Draw Term Loan,” and, together with the 2021 364-Day Delayed Draw Term Loan, the “2021 Delayed Draw Term Loans”).
The loan agreements for the 2021 Delayed Draw Term Loans contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent the Company from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Bridge Facility—In connection with entering into the Pending Telxius Acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BoA”) pursuant to which BoA has committed to provide up to 7.5 billion EUR (approximately $9.1 billion at date of signing) in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Pending Telxius Acquisition. Effective February 10, 2021, the Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2019 Multicurrency Credit Facility, the 2019 Credit Facility and the 2021 Delayed Draw Term Loans, as described above.
The Commitment Letter contains, and the credit agreement in respect of the Bridge Loan Commitment, if any, will contain, certain customary conditions to funding, including, without limitation, (i) the execution and delivery of definitive financing agreements for the Bridge Loan Commitment and (ii) other customary closing conditions set forth in the Commitment Letter. The Company will pay certain customary commitment fees and, in the event it makes any borrowings in connection with the Bridge Loan Commitment, funding and other fees.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
183,860	Sites (1)	$3,136.7	(2)	(3)	(3)	$18,492.9	(4)	$(6,921.0)	Various	Various	Up to 20 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $3.1 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    Does not include those sites under construction.

	2020	2019	2018
Gross amount at beginning	$17,429.3	$15,960.1	$15,349.0
Additions during period:
Acquisitions	722.4	887.0	721.4
Discretionary capital projects (1)	308.0	258.1	173.5
Discretionary ground lease purchases (2)	214.3	189.8	180.4
Redevelopment capital expenditures (3)	176.7	213.6	177.3
Capital improvements (4)	91.4	161.2	94.0
Start-up capital expenditures (5)	119.4	71.3	113.1
Other (6)	72.8	45.2	(3.0)
Total additions	1,705.0	1,826.2	1,456.7
Deductions during period:
Cost of real estate sold or disposed	(259.7)	(304.6)	(395.7)
Other (7)	(381.7)	(52.4)	(449.9)
Total deductions:	(641.4)	(357.0)	(845.6)
Balance at end	$18,492.9	$17,429.3	$15,960.1

	2020	2019	2018
Gross amount of accumulated depreciation at beginning	$(6,382.2)	$(5,724.7)	$(5,181.2)
Additions during period:
Depreciation	(771.5)	(768.4)	(751.4)
Other	—	—	—
Total additions	(771.5)	(768.4)	(751.4)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	132.3	121.4	129.3
Other (7)	100.4	(10.5)	78.6
Total deductions	232.7	110.9	207.9
Balance at end	$(6,921.0)	$(6,382.2)	$(5,724.7)
_______________
(1)Includes amounts incurred primarily for the construction of new sites.
(2)Includes amounts incurred to purchase or otherwise secure the land under communications sites.
(3)Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.
(4)Includes amounts incurred to enhance existing sites by adding additional functionality, capacity or general asset improvements.
(5)Includes amounts incurred in connection with acquisitions or new market launches. Start-up capital expenditures includes non-recurring expenditures contemplated in acquisitions, new market launch business cases or initial deployment of new technologies or platform expansion initiatives that lead to an increase in site-level cash flow generation.
(6)Primarily includes regional improvements and other additions.
(7)Primarily includes foreign currency exchange rate fluctuations and other deductions.