Form 10-Q
period 2021-03-31
AMERICAN TOWER CORP /MA/
filed 2021-04-29
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 22, 2021, there were 444,797,395 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,913.6	$1,746.3
Restricted cash	79.7	115.1
Accounts receivable, net	537.7	511.6
Prepaid and other current assets	490.6	532.6
Total current assets	3,021.6	2,905.6
PROPERTY AND EQUIPMENT, net	12,712.5	12,808.7
GOODWILL	7,262.4	7,282.7
OTHER INTANGIBLE ASSETS, net	13,507.3	13,839.8
DEFERRED TAX ASSET	127.3	123.1
DEFERRED RENT ASSET	2,197.4	2,084.3
RIGHT-OF-USE ASSET	7,719.9	7,789.2
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	394.1	400.1
TOTAL	$46,942.5	$47,233.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$130.1	$139.1
Accrued expenses	944.8	1,043.7
Distributions payable	555.8	544.6
Accrued interest	167.1	207.8
Current portion of operating lease liability	555.8	539.9
Current portion of long-term obligations	1,336.5	789.8
Unearned revenue	506.5	390.6
Total current liabilities	4,196.6	3,655.5
LONG-TERM OBLIGATIONS	27,990.3	28,497.7
OPERATING LEASE LIABILITY	6,812.9	6,884.4
ASSET RETIREMENT OBLIGATIONS	1,574.6	1,571.3
DEFERRED TAX LIABILITY	854.7	859.5
OTHER NON-CURRENT LIABILITIES	961.6	984.6
Total liabilities	42,390.7	42,453.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	212.9	212.1
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 455,708 and 455,245 shares issued; and 444,793 and 444,330 shares outstanding, respectively	4.6	4.6
Additional paid-in capital	10,474.6	10,473.7
Distributions in excess of earnings	(1,251.8)	(1,343.0)
Accumulated other comprehensive loss	(4,061.6)	(3,759.4)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	3,883.4	4,093.5
Noncontrolling interests	455.5	474.9
Total equity	4,338.9	4,568.4
TOTAL	$46,942.5	$47,233.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
REVENUES:
Property	$2,129.7	$1,973.2
Services	28.8	19.9
Total operating revenues	2,158.5	1,993.1
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	563.3	544.1
Services	11.0	7.9
Depreciation, amortization and accretion	522.5	472.3
Selling, general, administrative and development expense	182.6	217.8
Other operating expenses	50.4	14.2
Total operating expenses	1,329.8	1,256.3
OPERATING INCOME	828.7	736.8
OTHER INCOME (EXPENSE):
Interest income	11.4	10.1
Interest expense	(207.0)	(208.8)
Loss on retirement of long-term obligations	(25.7)	(34.6)
Other income (expense) (including foreign currency gains (losses) of $94.7 and $(65.5), respectively)	95.2	(63.8)
Total other expense	(126.1)	(297.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	702.6	439.7
Income tax provision	(50.3)	(21.1)
NET INCOME	652.3	418.6
Net income attributable to noncontrolling interests	(7.3)	(3.6)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$645.0	$415.0
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.45	$0.94
Diluted net income attributable to American Tower Corporation common stockholders	$1.45	$0.93
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	444,486	443,055
DILUTED	446,294	445,832
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$652.3	$418.6
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.0)	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.0	0.0
Foreign currency translation adjustments, each net of tax benefit of $(0.0)	(323.7)	(1,343.5)
Other comprehensive loss	(323.7)	(1,343.5)
Comprehensive income (loss)	328.6	(924.9)
Allocation of accumulated other comprehensive income (loss) resulting from purchases of redeemable noncontrolling interests	0.1	(142.2)
Comprehensive loss attributable to noncontrolling interests	14.1	34.0
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$342.8	$(1,033.1)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$652.3	$418.6
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	522.5	472.3
Stock-based compensation expense	38.0	47.7
Loss on early retirement of long-term obligations	25.7	34.6
Other non-cash items reflected in statements of operations	(87.5)	81.6
Increase in net deferred rent balances	(119.9)	(56.2)
Right-of-use asset and Operating lease liability, net	4.1	1.0
Decrease (increase) in assets	18.1	(210.8)
Increase in liabilities	39.4	11.2
Cash provided by operating activities	1,092.7	800.0
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(324.8)	(214.4)
Payments for acquisitions, net of cash acquired	(114.8)	(49.3)
Proceeds from sale of short-term investments and other non-current assets	4.4	5.8
Deposits and other	(3.5)	4.5
Cash used for investing activities	(438.7)	(253.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	1,870.0	2,642.3
Proceeds from issuance of senior notes, net	1,398.1	1,496.0
Proceeds from term loan	—	750.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases	(3,071.3)	(4,351.2)
Distributions to noncontrolling interest holders, net	(8.1)	(13.5)
Purchases of common stock	—	(39.7)
Proceeds from stock options	1.9	11.1
Distributions paid on common stock	(544.9)	(454.9)
Payment for early retirement of long-term obligations	(61.9)	(33.5)
Deferred financing costs and other financing activities	(61.3)	(88.2)
Purchase of redeemable noncontrolling interest	(2.5)	(524.4)
Cash used for financing activities	(480.0)	(606.0)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(42.1)	(118.3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	131.9	(177.7)
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,861.4	1,578.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,993.3	$1,400.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $24.8 AND $0.1, RESPECTIVELY)	$5.8	$35.1
CASH PAID FOR INTEREST	$239.1	$262.0
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$10.5	$13.1
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(34.4)	$(15.0)
Settlement of third-party debt	$—	$(5.0)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2020 and 2021	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	655	0.0	—	—	(4.3)	—	—	—	(4.3)
Treasury stock activity	—	—	(213)	(45.1)	—	—	—	—	(45.1)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.0	—	—	0.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,305.9)	—	(5.5)	(1,311.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1.5)	(1.5)
Purchase of redeemable noncontrolling interest	—	—	—	—	142.2	(142.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(480.7)	—	(480.7)
Net income	—	—	—	—	—	—	415.0	2.2	417.2
BALANCE, MARCH 31, 2020	454,196	$4.5	(10,864)	$(1,271.5)	$10,255.6	$(4,271.7)	$(1,082.5)	$430.2	$4,064.6

BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity	437	0.0	—	—	(0.7)	—	—	—	(0.7)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.0	—	—	0.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(302.3)	—	(21.2)	(323.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	(0.1)	0.1	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(553.8)	—	(553.8)
Net income	—	—	—	—	—	—	645.0	3.8	648.8
BALANCE, MARCH 31, 2021	455,708	$4.6	(10,915)	$(1,282.4)	$10,474.6	$(4,061.6)	$(1,251.8)	$455.5	$4,338.9
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated and condensed consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of March 31, 2021, the Company holds (i) a 51% controlling interest in ATC Europe B.V. (“ATC Europe”), a joint venture that primarily consists of the Company’s operations in France, Germany and Poland (PGGM holds a 49% noncontrolling interest) and (ii) a 92% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India.
Reportable Segments— During the fourth quarter of 2020, as a result of the Company’s acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”), the Company updated its reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. The Company continues to report its results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services, which are discussed further in note 15. The change in reportable segment names is solely reflective of the inclusion of Canada and Australia in the Company’s business operations, as a result of the InSite Acquisition, and had no impact on the Company’s consolidated financial statements or historical segment financial information for any prior periods.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$1,913.6	$1,326.0
Restricted cash	79.7	74.3
Total cash, cash equivalents and restricted cash	$1,993.3	$1,400.3
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites and the land on which the sites are located (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with tenants that are not leases.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with tenants for the three months ended March 31, 2021.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$71.6	$2.5	$4.9	$2.2	$31.9	$113.1
Services revenue	28.8	—	—	—	—	28.8
Total non-lease revenue	$100.4	$2.5	$4.9	$2.2	$31.9	$141.9
Property lease revenue	1,159.7	278.9	230.8	42.4	304.8	2,016.6
Total revenue	$1,260.1	$281.4	$235.7	$44.6	$336.7	$2,158.5

Three Months Ended March 31, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$58.6	$2.2	$2.9	$1.5	$32.9	$98.1
Services revenue	19.9	—	—	—	—	19.9
Total non-lease revenue	$78.5	$2.2	$2.9	$1.5	$32.9	$118.0
Property lease revenue	1,031.3	284.4	222.6	33.0	303.8	1,875.1
Total revenue	$1,109.8	$286.6	$225.5	$34.5	$336.7	$1,993.1
Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of March 31, 2021, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Prepaid assets	$76.2	$66.1
Prepaid income tax	100.3	143.7
Unbilled receivables	160.8	176.9
Value added tax and other consumption tax receivables	58.1	66.3
Other miscellaneous current assets	95.2	79.6
Prepaid and other current assets	$490.6	$532.6
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2021, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2020 Form 10-K. As of March 31, 2021, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

Lessor— Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2021 were as follows:

Fiscal Year	Amount (1)
Remainder of 2021	$4,632.2
2022	5,976.8
2023	5,866.5
2024	5,755.9
2025	5,330.3
Thereafter	32,576.0
Total	$60,137.7
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2021 and 2020.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of March 31, 2021, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the three months ended March 31, 2021, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the three months ended March 31, 2021.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Information about other lease-related balances is as follows:

	As of
	March 31, 2021	December 31, 2020
Operating leases:
Right-of-use asset	$7,719.9	$7,789.2

Current portion of lease liability	$555.8	$539.9
Lease liability	6,812.9	6,884.4
Total operating lease liability	$7,368.7	$7,424.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2021	December 31, 2020
Operating leases:
Weighted-average remaining lease term (years)	13.6	13.7
Weighted-average incremental borrowing rate	5.6%	5.6%
The following table sets forth the components of lease cost:

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$251.3	$250.7
Variable lease costs not included in lease liability (1)	69.3	61.4
_______________
(1)Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(244.9)	$(252.0)

Non-cash items:
New operating leases (1)	$89.2	$50.1
Operating lease modifications and reassessments	$85.7	$96.9
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.

As of March 31, 2021, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of March 31, 2021 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2021	$678.3
2022	874.6
2023	842.7
2024	805.2
2025	759.8
Thereafter	6,497.9
Total lease payments	10,458.5
Less amounts representing interest	(3,089.8)
Total lease liability	7,368.7
Less current portion of lease liability	555.8
Non-current lease liability	$6,812.9
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Balance as of January 1, 2021	$4,750.8	$1,016.9	$625.6	$279.1	$608.3	$2.0	$7,282.7
Additions and adjustments (1)	21.3	(0.0)	—	—	—	—	21.3
Effect of foreign currency translation	4.2	(0.5)	(3.4)	(11.1)	(30.8)	—	(41.6)
Balance as of March 31, 2021	$4,776.3	$1,016.4	$622.2	$268.0	$577.5	$2.0	$7,262.4
_______________
(1)Consists of an aggregate of $21.3 million of measurement period adjustments related to the InSite Acquisition.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2021			As of December 31, 2020
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$5,751.7	$(2,171.1)	$3,580.6	$5,784.0	$(2,117.6)	$3,666.4
Acquired tenant-related intangibles	Up to 20	14,221.7	(4,379.6)	9,842.1	14,322.5	(4,237.5)	10,085.0
Acquired licenses and other intangibles	3-20	94.6	(10.0)	84.6	97.8	(9.4)	88.4
Total other intangible assets		$20,068.0	$(6,560.7)	$13,507.3	$20,204.3	$(6,364.5)	$13,839.8
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of March 31, 2021, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three months ended March 31, 2021 and 2020 was $253.4 million and $217.5 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2021	$735.9
2022	975.8
2023	954.5
2024	944.9
2025	914.5
2026	873.2
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Accrued construction costs	$37.8	$46.5
Accrued income tax payable	22.3	20.6
Accrued pass-through costs	78.3	67.1
Amounts payable for acquisitions	15.7	58.9
Amounts payable to tenants	63.5	66.4
Accrued property and real estate taxes	222.0	219.1
Accrued rent	81.0	82.6
Payroll and related withholdings	67.1	104.4
Other accrued expenses	357.1	378.1
Total accrued expenses	$944.8	$1,043.7
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	As of
	March 31, 2021	December 31, 2020	Maturity Date
2020 Term Loan (1) (2)	$—	$749.4	N/A
2021 Multicurrency Credit Facility (1)	270.0	—	June 28, 2024
2019 Term Loan (1)	995.8	996.1	January 31, 2025
2021 Credit Facility (1)	2,345.0	2,295.0	January 31, 2026
2.250% senior notes	604.0	605.1	January 15, 2022
4.70% senior notes	699.2	699.0	March 15, 2022
3.50% senior notes	996.5	996.1	January 31, 2023
3.000% senior notes	718.7	721.9	June 15, 2023
0.600% senior notes	497.1	496.8	January 15, 2024
5.00% senior notes	1,001.2	1,001.3	February 15, 2024
3.375% senior notes	646.0	645.7	May 15, 2024
2.950% senior notes	643.4	643.1	January 15, 2025
2.400% senior notes	745.3	745.0	March 15, 2025
1.375% senior notes (3)	580.2	604.1	April 4, 2025
4.000% senior notes	744.8	744.3	June 1, 2025
1.300% senior notes	495.6	495.4	September 15, 2025
4.400% senior notes	497.2	497.1	February 15, 2026
1.600% senior notes	694.4	—	April 15, 2026
1.950% senior notes (3)	581.2	605.2	May 22, 2026
3.375% senior notes	989.9	989.5	October 15, 2026
3.125% senior notes	398.0	397.9	January 15, 2027
2.750% senior notes	744.5	744.3	January 15, 2027
3.55% senior notes	745.0	744.8	July 15, 2027
0.500% senior notes (3)	871.2	907.4	January 15, 2028
3.600% senior notes	693.6	693.4	January 15, 2028
1.500% senior notes	645.3	645.1	January 31, 2028
3.950% senior notes	590.8	590.6	March 15, 2029
3.800% senior notes	1,633.9	1,633.5	August 15, 2029
2.900% senior notes	741.9	741.7	January 15, 2030
2.100% senior notes	740.5	740.2	June 15, 2030
1.875% senior notes	790.8	790.5	October 15, 2030
2.700% senior notes	693.3	—	April 15, 2031
1.000% senior notes (3)	754.5	786.1	January 15, 2032
3.700% senior notes	591.9	591.9	October 15, 2049
3.100% senior notes	1,037.8	1,037.7	June 15, 2050
2.950% senior notes	538.3	538.2	January 15, 2051
Total American Tower Corporation debt	26,956.8	26,113.4

Series 2013-2A securities (4)	1,297.0	1,296.6	March 15, 2023
Series 2018-1A securities (4)	494.8	494.6	March 15, 2028
Series 2015-2 notes (5)	522.2	522.1	June 16, 2025
InSite Debt (6)	—	800.0	N/A
Other subsidiary debt (7)	26.1	32.9	Various
Total American Tower subsidiary debt	2,340.1	3,146.2
Finance lease obligations	29.9	27.9
Total	29,326.8	29,287.5
Less current portion of long-term obligations	(1,336.5)	(789.8)
Long-term obligations	$27,990.3	$28,497.7
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 5, 2021 using borrowings from the 2021 Multicurrency Credit Facility (as defined below) and cash on hand.
(3)Notes are denominated in Euros (“EUR”).
(4)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(5)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(6)Debt entered into by certain InSite subsidiaries acquired in connection with the InSite Acquisition (the “InSite Debt”). On January 15, 2021, all amounts outstanding under the InSite Debt were repaid.
(7)Includes (a) the Colombian credit facility, which is denominated in Colombian Pesos (“COP”) and amortizes through April 24, 2021, (b) debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in U.S. Dollars (“USD”) and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and (c) U.S. subsidiary debt related to a seller-financed acquisition.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $600.0 million aggregate principal amount of 2.250% senior unsecured notes due January 15, 2022 and (ii) $700.0 million aggregate principal amount of 4.70% senior unsecured notes due March 15, 2022.
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
Repayment of InSite Debt—The InSite Debt included securitizations entered into by certain InSite subsidiaries. The Company acquired this debt in connection with the InSite Acquisition. The InSite Debt was recorded at fair value upon acquisition. On January 15, 2021, the Company repaid the entire amount outstanding under the InSite Debt, plus accrued and unpaid interest up to, but excluding, January 15, 2021, for an aggregate redemption price of $826.4 million, including $2.3 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of approximately $25.7 million, which includes prepayment consideration partially offset by the unamortized fair value adjustment recorded upon acquisition. The repayment of the InSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility (as defined below) and cash on hand.
Offerings of Senior Notes
1.600% Senior Notes and 2.700% Senior Notes Offering—On March 29, 2021, the Company completed a registered public offering of $700.0 million aggregate principal amount of 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) and $700.0 million aggregate principal amount of 2.700% senior unsecured notes due 2031 (the “2.700% Notes” and, together with the 1.600% Notes, the “Notes”). The net proceeds from this offering were approximately $1,386.3 million, after deducting commissions and estimated expenses. The Company used all of the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
1.600% Notes	$700.0	March 29, 2021	April 15, 2026	1.600%	October 15, 2021	April 15 and October 15	March 15, 2026
2.700% Notes	$700.0	March 29, 2021	April 15, 2031	2.700%	October 15, 2021	April 15 and October 15	January 15, 2031
___________
(1)Accrued and unpaid interest is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months.
(2)The Company may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the Notes on or after the par call date, the Company will not be required to pay a make-whole premium.

If the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the Notes, the Company may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
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

Bank Facilities
Amendments to Bank Facilities—On February 10, 2021, the Company amended and restated its senior unsecured multicurrency revolving credit facility (as amended, the “2021 Multicurrency Credit Facility”) and its senior unsecured revolving credit facility (as amended, the “2021 Credit Facility”) and entered into an amendment agreement with respect to its $1.0 billion unsecured term loan, as amended and restated in December 2019 (as amended, the “2019 Term Loan”).
These amendments, among other things,
i.extend the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
ii.increase the commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to $4.1 billion and $2.9 billion, respectively, of which 1.3 billion EUR borrowed under the 2021 Multicurrency Credit Facility is to be reserved to finance the Pending Telxius Acquisition (as defined in note 14),
iii.increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $6.1 billion and $4.4 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
iv.expand the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2021 Credit Facility with a $1.5 billion sublimit,
v.amend the limitation of the Company’s permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Pending Telxius Acquisition, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if the Company consummates a Qualified Acquisition (as defined in each of the loan agreements for the facilities)),
vi.amend the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of the Company and its subsidiaries on a consolidated basis and
vii.increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
2021 Multicurrency Credit Facility—During the three months ended March 31, 2021, the Company borrowed an aggregate of $1.8 billion and repaid an aggregate of $1.6 billion of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to repay existing indebtedness, including the InSite Debt and its $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”), and for general corporate purposes.

2021 Credit Facility—During the three months ended March 31, 2021, the Company borrowed an aggregate of $50.0 million and made no repayments of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings for general corporate purposes.
Repayment of the 2020 Term Loan—On February 5, 2021, the Company repaid all amounts outstanding under the 2020 Term Loan with borrowings from the 2021 Multicurrency Credit Facility and cash on hand.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2021 Delayed Draw Term Loans—On February 10, 2021, the Company entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder and that bears interest at a rate based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.000% above the Euro Interbank Offered Rate (“EURIBOR”) (the “2021 364-Day Delayed Draw Term Loan”) and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder and that bears interest at a rate based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.125% above EURIBOR (the “2021 Three Year Delayed Draw Term Loan,” and, together with the 2021 364-Day Delayed Draw Term Loan, the “2021 Delayed Draw Term Loans”).
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
Bridge Facility—In connection with entering into the Pending Telxius Acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BofA”) pursuant to which BofA has, with respect to bridge financing, committed to provide up to 7.5 billion EUR (approximately $9.1 billion at the date of signing) in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Pending Telxius Acquisition. Effective February 10, 2021, the Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Delayed Draw Term Loans, as described above.
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

India Credit Facility—During the three months ended March 31, 2021, the Company entered into a working capital facility in India with a borrowing capacity of 1.0 billion Indian Rupees (“INR”) (approximately $13.7 million). The working capital facility is subject to annual renewal and bears interest at a rate equal to the one-month India Treasury Bill rate at the time of borrowing plus a spread. As of March 31, 2021, the Company has not borrowed under this facility.
As of March 31, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan, the 2021 364-Day Delayed Draw Term Loan, the 2021 Three Year Delayed Draw Term Loan and the Bridge Loan Commitment were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$270.0	$3.8	June 28, 2024	(3)	1.125%	0.110%
2021 Credit Facility	$2,345.0	$0.8	January 31, 2026	(3)	1.125%	0.110%
2019 Term Loan	$1,000.0	N/A	January 31, 2025		1.125%	N/A
2021 364-Day Delayed Draw Term Loan	—	N/A	N/A	(4)	1.000%	0.110%
2021 Three Year Delayed Draw Term Loan	—	N/A	N/A	(4)	1.125%	0.110%
Bridge Loan Commitment (5)	—	N/A	N/A	(5)	1.125%	0.110%
_______________
(1)LIBOR, which means the London Interbank Offered Rate, applies to the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2019 Term Loan. EURIBOR, which means the Euro Interbank Offered Rate, applies to the 2021 Delayed Draw Term Loans and the Bridge Loan Commitment.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(2)Fee on undrawn portion of each credit facility.
(3)Subject to two optional renewal periods.
(4)The maturity dates for the 2021 364-Day Delayed Draw Term Loan and the 2021 Three Year Delayed Draw Term Loan are 364 days and three years, respectively, from the date of the first borrowing under each facility. As of March 31, 2021, no borrowings were made under these facilities, and as such, no maturity dates have been set. The Company’s ability to borrow thereunder is subject to the occurrence of certain conditions related to the Pending Telxius Acquisition, as set forth in the agreements for the 2021 Delayed Draw Term Loans.
(5)The Bridge Loan Commitment includes subfacilities relating to the various tranches of closings under the Pending Telxius Acquisition. The maturity dates of the subfacilities are 364 days from the first closing date pursuant to such tranche. Each subfacility is subject to a duration fee that applies to the outstanding principal balance beginning 90 days after the related acquisition closing date. As of March 31, 2021, there have been no closings related to the Pending Telxius Acquisition, and as such, no maturity dates have been set and no duration fees apply.
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2021			December 31, 2020
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$24.5	—	—	$29.2	—
Liabilities:
Interest rate swap agreements	—	$0.0	—	—	$0.1	—
Fair value of debt related to interest rate swap agreements (1)	$26.3	—	—	$31.4	—	—
_______________
(1)Included in the carrying values of the corresponding debt obligations.
During the three months ended March 31, 2021, the Company made no changes to the methods described in note 12 to its consolidated financial statements included in the 2020 Form 10-K that it used to measure the fair value of its interest rate swap agreements.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. During the three months ended March 31, 2021 and 2020, the Company recorded $0.6 million and $3.7 million of impairments, respectively. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 or 2020.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2021 and December 31, 2020 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2021 and December 31, 2020, the carrying value of long-term obligations, including the current portion, was $29.3 billion. As of March 31, 2021, the fair value of long-term obligations, including the current portion, was $30.4 billion, of which $24.3 billion was measured using Level 1 inputs and $6.1 billion was measured using Level 2 inputs. As of December 31, 2020, the fair value of long-term obligations, including the current portion, was $31.4 billion, of which $24.0 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs.
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
The increase in the income tax provision during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to an increase in foreign earnings in the current period and higher benefits related to foreign exchange losses during the three months ended March 31, 2020.
As of March 31, 2021 and December 31, 2020, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $104.7 million and $105.9 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2021 includes (i) reductions due to foreign currency exchange rate fluctuations of $2.2 million, (ii) reductions to the Company’s prior year tax positions of $1.5 million and (iii) additions to the Company’s existing tax positions of $1.2 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 13 to the Company’s consolidated financial statements included in the 2020 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $34.2 million.
The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Penalties and income tax-related interest expense	$3.7	$1.7
As of March 31, 2021 and December 31, 2020, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $37.1 million and $34.4 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2021, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.9 million shares of common

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2021 and 2020, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended March 31,
	2021 (1)	2020 (2)
Stock-based compensation expense	$38.0	$47.7
Total stock-based compensation expense	$38.0	$47.7
_______________
(1)For the three months ended March 31, 2021, stock-based compensation expense consisted of $38.0 million included in selling, general, administrative and development expense.
(2)For the three months ended March 31, 2020, stock-based compensation expense consisted of (i) $0.6 million included in Property costs of operations, (ii) $0.3 million included in Services costs of operations and (iii) $46.8 million included in selling, general, administrative and development expense. For the three months ended March 31, 2020, stock-based compensation expense capitalized as property and equipment was $0.5 million.
Stock Options—As of March 31, 2021, total unrecognized compensation expense related to unvested stock options was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.
The Company’s option activity for the three months ended March 31, 2021 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2021	2,016,261
Exercised	(23,958)
Forfeited	—
Expired	—
Outstanding as of March 31, 2021	1,992,303
Restricted Stock Units—As of March 31, 2021, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $197.7 million and is expected to be recognized over a weighted average period of approximately three years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the three months ended March 31, 2021, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 92,312 PSUs (the “2021 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2020 and 2019, the Compensation Committee granted an aggregate of 110,925 PSUs (the “2020 PSUs”) and 114,823 PSUs (the “2019 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2021 PSUs, the 2020 PSUs and the 2019 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2021 was as follows (shares disclosed in full amounts):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	RSUs	PSUs
Outstanding as of January 1, 2021 (1)	1,245,075	320,510
Granted (2)	538,239	92,312
Vested and Released (3)	(547,567)	(66,834)
Forfeited	(13,424)	—
Outstanding as of March 31, 2021	1,222,323	345,988
Vested and deferred as of March 31, 2021 (4)	—	96,048
_______________
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the outstanding 2020 PSUs and the outstanding 2019 PSUs, or 70,739 and 86,889 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2018 (the “2018 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 162,882 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2021 PSUs, or 92,312 shares.
(3)This includes 58,204 of previously vested and deferred RSUs. PSUs consist of shares vested pursuant to the 2018 PSUs. There are no additional shares to be earned related to the 2018 PSUs.
(4)Vested and deferred PSUs are related to deferred compensation for certain former employees.
During the three months ended March 31, 2021, the Company recorded $1.5 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2021 was $20.8 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately three years.
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
During the three months ended March 31, 2021, the Company made no changes to the methods of determining redemption value described in note 15 to its consolidated financial statements included in the 2020 Form 10-K.
During the year ended December 31, 2020, the Company redeemed 100% of Tata Teleservices and Tata Sons’ remaining combined holdings of ATC TIPL for total consideration of INR 24.8 billion ($337.3 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 79% to 92% and the noncontrolling interest decreased from 21% to 8%.
During the three months ended March 31, 2021, the Company entered into an agreement with Macquarie to redeem 100% of their combined holdings in ATC TIPL at a price of INR 175 per share, subject to certain adjustments. Accordingly, the Company expects to pay an amount equivalent to INR 12.9 billion (approximately $176.5 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, the Company will hold a 100% ownership interest in ATC TIPL.
Other Redeemable Noncontrolling Interests—During the year ended December 31, 2020, the Company completed the acquisition of MTN Group Limited’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including a net adjustment of $1.4 million made during

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%.
In 2019, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owned and operated wireless communications towers in France. During the three months ended March 31, 2021, the Company liquidated its interests in Eure-et-Loir for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).
The changes in Redeemable noncontrolling interests were as follows:

	Three Months Ended March 31,
	2021	2020
Balance as of January 1,	$212.1	$1,096.5
Net income attributable to noncontrolling interests	2.3	7.7
Adjustment to noncontrolling interest redemption value	1.2	(6.3)
Purchase of redeemable noncontrolling interest	(2.5)	(524.4)
Foreign currency translation adjustment attributable to noncontrolling interests	(0.2)	(32.1)
Balance as of March 31,	$212.9	$541.4
11.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2021, the Company received an aggregate of $1.9 million in proceeds upon exercises of stock options.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of March 31, 2021, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the three months ended March 31, 2021, there were no repurchases under either of the Buyback Programs. As of March 31, 2021, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of March 31, 2021, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the three months ended March 31, 2021, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 4, 2021	April 29, 2021	April 13, 2021	$1.24	$551.5
December 3, 2020	February 2, 2021	December 28, 2020	$1.21	$537.6
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the three months ended March 31, 2020, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 12, 2020	April 29, 2020	April 14, 2020	$1.08	$478.8
December 11, 2019	January 14, 2020	December 27, 2019	$1.01	$447.3
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2021, the amount accrued for distributions payable related to unvested restricted stock units was $7.6 million. During the three months ended March 31, 2021 and 2020, the Company paid $7.3 million and $7.6 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
Dividend to noncontrolling interest— The Company’s joint ventures may, from time to time, declare dividends. During the year ended December 31, 2020, ATC Europe declared a dividend of 13.2 million EUR (approximately $16.2 million accrued as of December 31, 2020) payable in cash to the Company and PGGM in proportion to their respective equity interests in the joint venture. The dividend was paid on January 6, 2021.
Purchase of Interests—During the three months ended March 31, 2021, the Company purchased the remaining minority interests held in a subsidiary for an aggregate purchase price of $6.0 million of unregistered shares of the Company’s common stock, in lieu of cash. The Company now owns 100% of the subsidiary as a result of the purchase.
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income attributable to American Tower Corporation common stockholders	$645.0	$415.0
Basic weighted average common shares outstanding	444,486	443,055
Dilutive securities	1,808	2,777
Diluted weighted average common shares outstanding	446,294	445,832
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.45	$0.94
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.45	$0.93
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended March 31,
	2021	2020
Restricted stock units	—	86
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,100 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2021, the Company has purchased an aggregate of 331 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $997.0 million and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
Guaranties and Indemnifications— If the Company is unable to close the Pending Telxius Acquisition, the Company would be liable under the terms of the agreements to make certain payments to Telxius (each as defined below), which could be material.
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2021 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three months ended March 31, 2021 and 2020, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended March 31,
	2021	2020
Acquisition and merger related expenses	$34.6	$7.6
Integration costs	$16.6	$6.6
During the three months ended March 31, 2021, the Company also recorded benefits of $4.0 million related to pre-acquisition contingencies and settlements. The increase in acquisition and merger related costs during the three months ended March 31, 2021 was primarily associated with the Pending Telxius Acquisition (as defined below).
2021 Transactions
The estimated aggregate impact of the acquisitions completed in 2021 on the Company’s revenues and gross margin for the three months ended March 31, 2021 was approximately $0.5 million and $0.4 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019 and an additional 530 communications sites pursuant to this agreement during the year ended December 31, 2020. During the three months ended March 31, 2021, the Company completed the acquisition of an additional 50 communications sites pursuant to this agreement for an aggregate total

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
purchase price of $14.7 million (as of the dates of acquisition), including value added tax, which are being accounted for as an acquisition of assets and are included in the table below. The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
Other Acquisitions—During the three months ended March 31, 2021, the Company acquired a total of 66 communications sites as well as other communications infrastructure assets in the United States, Mexico and Peru, for an aggregate purchase price of $62.5 million. Of the aggregate purchase price, $4.0 million is reflected as a payable in the consolidated balance sheet as of March 31, 2021. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2021 acquisitions based upon their estimated fair value at the date of acquisition:

Allocation (1)
Current assets	$0.3
Property and equipment	22.5
Intangible assets (2):
Tenant-related intangible assets	37.3
Network location intangible assets	15.7
Other intangible assets	—
Other non-current assets	5.8
Current liabilities	(1.0)
Deferred tax liability	—
Other non-current liabilities	(3.4)
Net assets acquired	77.2
Goodwill	—
Fair value of net assets acquired	77.2
Debt assumed	—
Purchase price	$77.2
_______________
(1)Includes 12 sites in Peru held pursuant to long-term finance leases.
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.

Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, ATC France, a majority-owned subsidiary of the Company, entered into definitive agreements with Orange S.A. for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. The Company completed the acquisition of 564 of these sites during the year ended December 31, 2020. Subsequent to March 31, 2021, the Company completed the acquisition of an additional 81 communications sites. The remaining communications sites are expected to close in tranches, subject to customary closing conditions.
Pending Telxius Acquisition—On January 13, 2021, the Company entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which the Company expects to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion EUR (approximately $9.4 billion at the date of signing) (the “Pending Telxius Acquisition”), subject to certain adjustments. As of April 28, 2021, the Company has received all required government and regulatory approvals in Germany and Spain and expects to close on the majority of the European sites in the second quarter of 2021, with approximately 4,000 sites in Germany expected to close in the third quarter of 2021. The Latin American sites are expected to close either late in the second quarter or in the third quarter of 2021, subject to customary closing conditions, including government and regulatory approval.
2020 Transactions
InSite Acquisition—On December 23, 2020, the Company acquired 100% of the outstanding units of IWG Holdings, LLC, the parent company of InSite, which owned, operated and managed approximately 3,000 communications sites in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the U.S. and Canada. The portfolio included approximately 1,400 owned towers in the United States, over 200 owned towers in Canada and approximately 40 DAS networks in the United States. In addition, the portfolio included more than 600 land parcels under communications sites in the United States, Canada and Australia, as well as approximately 400 rooftop sites. The total consideration for the InSite Acquisition, including cash acquired, the repayment and assumption of certain debt held by InSite, was approximately $3.5 billion, subject to certain post-closing adjustments. The InSite Acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the three months ended March 31, 2021, certain adjustments were made to reduce assets by $3.1 million and increase liabilities by $18.2 million with a corresponding increase in goodwill of $21.3 million and there were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2021 acquisitions had occurred on January 1, 2020 and the 2020 acquisitions had occurred on January 1, 2019. The pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2021	2020
Pro forma revenues	$2,158.9	$2,044.6
Pro forma net income attributable to American Tower Corporation common stockholders	$644.9	$369.8
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.45	$0.83
Diluted net income attributable to American Tower Corporation common stockholders	$1.45	$0.83
15.    BUSINESS SEGMENTS
The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. This business is referred to as the Company’s property operations.
During the fourth quarter of 2020, as a result of the InSite Acquisition, the Company updated its reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. The Company continues to report its results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services. The change in reportable segment names is solely reflective of the inclusion of Canada and Australia in the Company’s business operations, as a result of the InSite Acquisition, and had no impact on the Company’s consolidated financial statements or historical segment financial information for any prior periods.
As of March 31, 2021, the Company’s property operations consisted of the following:
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
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding stock-based compensation expense recorded in costs of operations; Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2021 and 2020 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$1,231.3	$281.4	$235.7	$44.6	$336.7	$2,129.7	$28.8		$2,158.5
Segment operating expenses	197.9	175.5	80.9	7.8	101.2	563.3	11.0		574.3
Segment gross margin	1,033.4	105.9	154.8	36.8	235.5	1,566.4	17.8		1,584.2
Segment selling, general, administrative and development expense (1)	39.3	7.1	18.9	5.6	23.3	94.2	4.2		98.4
Segment operating profit	$994.1	$98.8	$135.9	$31.2	$212.2	$1,472.2	$13.6		$1,485.8
Stock-based compensation expense								$38.0	38.0
Other selling, general, administrative and development expense								46.2	46.2
Depreciation, amortization and accretion								522.5	522.5
Other expense (2)								176.5	176.5
Income from continuing operations before income taxes									$702.6
Total assets	$27,331.9	$5,214.1	$4,905.4	$1,836.7	$7,127.2	$46,415.3	$59.4	$467.8	$46,942.5
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $38.0 million.
(2)Primarily includes interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended March 31, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$1,089.9	$286.6	$225.5	$34.5	$336.7	$1,973.2	$19.9		$1,993.1
Segment operating expenses (1)	190.0	164.0	77.7	6.6	105.2	543.5	7.6		551.1
Segment gross margin	899.9	122.6	147.8	27.9	231.5	1,429.7	12.3		1,442.0
Segment selling, general, administrative and development expense (1)	42.0	32.6	17.1	5.5	26.6	123.8	3.5		127.3
Segment operating profit	$857.9	$90.0	$130.7	$22.4	$204.9	$1,305.9	$8.8		$1,314.7
Stock-based compensation expense								$47.7	47.7
Other selling, general, administrative and development expense								43.7	43.7
Depreciation, amortization and accretion								472.3	472.3
Other expense (2)								311.3	311.3
Income from continuing operations before income taxes									$439.7
Total assets	$22,486.9	$4,986.0	$4,510.3	$1,554.5	$6,739.0	$40,276.7	$29.0	$483.4	$40,789.1
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.9 million and $46.8 million, respectively.
(2)Primarily includes interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2020 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
During the fourth quarter of 2020, as a result of the acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”), we updated our reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. We continue to report our results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). The change in reportable segment names was solely reflective of the inclusion of Canada and Australia in our business operations, as a result of the InSite Acquisition, and had no impact on our consolidated financial statements or historical segment financial information for any prior periods.
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to the business encompassing the above as our property operations, which accounted for 99% of our total revenues for the three months ended March 31, 2021 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2021:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	211	—	—
United States	27,140	15,430	441
U.S. & Canada total	27,351	15,430	441
Asia-Pacific: (2)
India	75,258	—	1,018
Asia-Pacific total	75,258	—	1,018
Africa:
Burkina Faso	707	—	—
Ghana	3,323	663	28
Kenya	2,590	—	9
Niger	719	—	—
Nigeria	6,030	—	—
South Africa	2,837	—	—
Uganda	3,454	—	12
Africa total	19,660	663	49
Europe:
France	2,776	309	9
Germany	2,221	—	—
Poland	27	—	—
Europe total	5,024	309	9
Latin America:
Argentina	125	—	10
Brazil	16,793	2,167	104
Chile	3,054	—	23
Colombia	4,986	—	4
Costa Rica	669	—	2
Mexico	9,535	186	92
Paraguay	1,431	—	—
Peru	1,943	441	—
Latin America total	38,536	2,794	235
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communication sites in Australia, which provides recurring cash flow through tenant leasing arrangements.
On January 13, 2021, we entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which we expect to acquire approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion Euros (“EUR”) (approximately $9.4 billion at the time of signing) (the “Pending Telxius Acquisition”) at closing, subject to certain conditions and limited adjustments. As of April 28, 2021, we have received all required government and regulatory approvals in Germany and Spain and expect to close on the majority of the European sites in the second quarter of 2021, with approximately 4,000 sites in Germany expected to close in the third quarter of 2021. The Latin American sites are expected to close either late in the second quarter or in the third quarter of 2021, subject to customary closing conditions, including government and regulatory approval. The impact of the Pending Telxius Acquisition on our 2021 results of operations will be dependent on a number of factors, including the timing of any closings.

We operate in six reportable segments: U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report).
The 2020 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2020 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2021 was recurring revenue that we should continue to receive in future periods. Based upon existing tenant leases and foreign currency exchange rates as of March 31, 2021, we expect to generate over $60 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2021, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia-Pacific property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the three months ended March 31, 2021, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit, although overall churn rates in India remained elevated relative to historical levels.
We anticipate that our churn rate in India will moderate over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we believe that our churn rate may remain elevated as our tenants in India evaluate how to best comply with rulings by the Indian Supreme Court and determine their obligations under payment plans for the adjusted gross revenue (“AGR”) fees and charges prescribed by such court, as set forth in Item 1A of the 2020 Form 10-K, under the caption “Risk Factors—Our business, and that of our tenants, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see Item 7 of the 2020 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Additionally, we expect that our churn rate in our U.S. & Canada property segment will be elevated for a period of several years due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile US, Inc. (the “T-Mobile MLA”) entered into in September 2020.

As further set forth under the caption “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K, the ongoing coronavirus (“COVID-19”) pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our tenants and the demand for our communications sites in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications sites, while ensuring the safety and security of our employees, tenants, vendors and surrounding communities. These measures include providing support for our tenants remotely, requiring continued work-from-home arrangements and restricting travel for our employees where practicable and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants and business partners.
In 2020, as a result of the impact of COVID-19 on global financial markets, we experienced volatility in foreign currency exchange rates in many of the markets in which we operate, although we do not expect significant impacts from exchange rate fluctuations in 2021. If exchange rates become significantly more unfavorable, the impact to our revenue and other future operating results could be material. Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity and duration of the COVID-19 pandemic, the degree of success of actions taken to contain or treat COVID-19, including the availability and effectiveness of vaccines and treatments, and the reactions by consumers, companies, governmental entities and capital markets to such actions.
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

Results of Operations
Three Months Ended March 31, 2021 and 2020
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Property
U.S. & Canada	$1,231.3	$1,089.9	13%
Asia-Pacific	281.4	286.6	(2)
Africa	235.7	225.5	5
Europe	44.6	34.5	29
Latin America	336.7	336.7	0
Total property	2,129.7	1,973.2	8
Services	28.8	19.9	45
Total revenues	$2,158.5	$1,993.1	8%
Three Months Ended March 31, 2021
U.S. & Canada property segment revenue growth of $141.4 million was attributable to:
• Tenant billings growth of $78.5 million, which was driven by:
• $42.6 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”), primarily related to the InSite Acquisition;
• $27.9 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $10.2 million from contractual escalations, net of churn (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA);
•Partially offset by a decrease of $2.2 million from other tenant billings; and
• An increase of $62.9 million in other revenue, which includes a $61.3 million increase due to straight-line accounting, primarily due to the impact of the T-Mobile MLA.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in the Canadian Dollar. During the three months ended March 31, 2021, the assets acquired pursuant to the InSite Acquisition generated approximately $40.0 million in property revenue.
Asia-Pacific property segment revenue decrease of $5.2 million was attributable to:
• A decrease of $6.5 million in other revenue;
• Partially offset by an increase of $1.6 million in pass-through revenue and an increase of $3.1 million in tenant billings, which was driven by:
• $12.9 million due to colocations and amendments; and
• $5.6 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $15.1 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.3 million from other tenant billings.
Segment revenue decline included a decrease of $3.4 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $10.2 million was attributable to:
• Tenant billings growth of $18.1 million, which was driven by:
• $9.4 million due to colocations and amendments;
• $6.2 million generated from newly acquired or constructed sites;
• $1.7 million from contractual escalations, net of churn; and
• $0.8 million from other tenant billings;
• Partially offset by:
• A decrease of $4.1 million in other revenue, primarily due to a decrease in tenant settlement payments received attributable to prior tenant cancellations; and

• A decrease of $0.2 million in pass-through revenue.

Segment revenue growth included a decrease of $3.6 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $2.5 million related to fluctuations in Nigerian Naira, $2.1 million related to fluctuations in Kenyan Schilling and $1.8 million related to fluctuations in Ghanaian Cedi, partially offset by positive impacts related to fluctuations in the currencies of our other African markets.
Europe property segment revenue growth of $10.1 million was attributable to:
• Tenant billings growth of $3.3 million, which was driven by:
• $2.3 million generated from newly acquired or constructed sites, primarily attributable to our agreements with Orange S.A.;
• $1.3 million due to colocations and amendments; and
• $0.1 million from other tenant billings;
• Partially offset by a decrease of $0.4 million resulting from churn in excess of contractual escalations; and
• An increase of $2.9 million in other revenue.
Segment revenue growth included an increase of $3.9 million attributable to the positive impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue remained consistent as compared to the prior-year period, which was attributable to:
• An increase of $21.2 million in tenant billings, which was driven by:
• $8.5 million from contractual escalations, net of churn;
• $8.3 million due to colocations and amendments;
• $3.2 million generated from newly acquired or constructed sites; and
• $1.2 million from other tenant billings;
• An increase of $8.0 million in pass-through revenue; and
• An increase of $4.3 million in other revenue.
Segment revenue included a decrease of $33.5 million attributable to the negative impact of foreign currency translation, which included, among others, $30.6 million related to fluctuations in Brazilian Real and $3.5 million related to fluctuations in Mexican Peso.
The increase in services segment revenue of $8.9 million was primarily attributable to an increase in site application, zoning and permitting services.
Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Property
U.S. & Canada	$1,033.4	$899.9	15%
Asia-Pacific	105.9	122.6	(14)
Africa	154.8	147.8	5
Europe	36.8	27.9	32
Latin America	235.5	231.5	2
Total property	1,566.4	1,429.7	10
Services	17.8	12.3	45%
Three Months Ended March 31, 2021
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $7.9 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to an increase in direct expenses of $13.6 million, primarily due to a combination of (i) an increase in costs associated with pass-

through revenue, including fuel costs, and (ii) an increase in property taxes, and the decrease in revenue described above. Direct expenses also benefited by $2.1 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $5.3 million. Direct expenses also benefited by $2.1 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $0.6 million. Direct expenses were also negatively impacted by $0.6 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to a $10.0 million benefit to direct expenses attributable to the impact of foreign currency translation, partially offset by an increase in direct expenses of $6.0 million.
•The increase in services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $3.4 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Property
U.S. & Canada	$39.3	$42.0	(6)%
Asia-Pacific	7.1	32.6	(78)
Africa	18.9	17.1	11
Europe	5.6	5.5	2
Latin America	23.3	26.6	(12)
Total property	94.2	123.8	(24)
Services	4.2	3.5	20
Other	84.2	90.5	(7)
Total selling, general, administrative and development expense	$182.6	$217.8	(16)%
Three Months Ended March 31, 2021
•The decrease in our U.S. & Canada property segment SG&A was primarily driven by decreased personnel costs and lower canceled construction costs as well as lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $24.8 million due to collections from a tenant.
•The increase in our Africa property segment SG&A was primarily driven by increased personnel costs to support our business and an increase in bad debt expense of $1.1 million as a result of receivable reserves with certain tenants.
•Europe property segment SG&A was relatively consistent as compared to the prior-year period.
•The decrease in our Latin America property segment SG&A was primarily driven by (i) decreased personnel costs, (ii) lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders and (iii) the benefit of foreign currency translation on SG&A.
•The increase in our services segment SG&A was primarily driven by an increase in personnel costs, partially offset by lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.

•The decrease in other SG&A was primarily attributable to a decrease in stock-based compensation expense of $8.8 million, partially offset by an increase in corporate SG&A.
Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Property
U.S. & Canada	$994.1	$857.9	16%
Asia-Pacific	98.8	90.0	10
Africa	135.9	130.7	4
Europe	31.2	22.4	39
Latin America	212.2	204.9	4
Total property	1,472.2	1,305.9	13
Services	13.6	8.8	55%
•The increases in operating profit for the three months ended March 31, 2021 for our U.S. & Canada and Latin America property segments were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increase in operating profit for the three months ended March 31, 2021 for our Asia-Pacific property segment was primarily attributable a decrease in our segment SG&A, partially offset by the decrease in our segment gross margin.
•The increases in operating profit for the three months ended March 31, 2021 for our Africa and Europe property segments and our services segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Depreciation, amortization and accretion	$522.5	$472.3	11%
The increase in depreciation, amortization and accretion expense for the three months ended March 31, 2021 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Other operating expenses	$50.4	$14.2	255%
The increase in other operating expenses during the three months ended March 31, 2021 was primarily attributable to an increase in acquisition related costs, including pre-acquisition contingencies and settlements of $33.0 million, primarily associated with the Pending Telxius Acquisition.

Total Other Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Total other expense	$126.1	$297.1	(58)%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended March 31, 2021 was primarily due to foreign currency gains of $94.7 million in the current period, as compared to foreign currency losses of $65.5 million in the prior-year period. The decrease also includes a lower loss on retirement of long-term obligations in the current period, attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the “InSite Debt”), as compared to the loss on the retirement of long-term obligations in the prior-year period, attributable to the retirement of the 5.900% senior unsecured notes due 2021.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Income tax provision	$50.3	$21.1	138%
Effective tax rate	7.2%	4.8%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three months ended March 31, 2021 and 2020 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended March 31, 2021 was primarily attributable to an increase in foreign earnings in the current period and higher benefits related to foreign exchange losses during the three months ended March 31, 2020.
Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Net income	$652.3	$418.6	56%
Income tax provision	50.3	21.1	138
Other (income) expense	(95.2)	63.8	(249)
Loss on retirement of long-term obligations	25.7	34.6	(26)
Interest expense	207.0	208.8	(1)
Interest income	(11.4)	(10.1)	13
Other operating expenses	50.4	14.2	255
Depreciation, amortization and accretion	522.5	472.3	11
Stock-based compensation expense	38.0	47.7	(20)
Adjusted EBITDA	$1,439.6	$1,271.0	13%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2021	2020
Net income	$652.3	$418.6	56%
Real estate related depreciation, amortization and accretion	467.0	419.5	11
Losses from sale or disposal of real estate and real estate related impairment charges (1)	6.2	7.5	(17)
Adjustments for unconsolidated affiliates and noncontrolling interests	(20.1)	(26.4)	(24)
Nareit FFO attributable to American Tower Corporation common stockholders	$1,105.4	$819.2	35%
Straight-line revenue	(119.9)	(56.2)	113
Straight-line expense	15.0	12.7	18
Stock-based compensation expense	38.0	47.7	(20)
Deferred portion of income tax	44.5	(14.0)	(418)
Non-real estate related depreciation, amortization and accretion	55.5	52.8	5
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	8.6	7.9	9
Payment of shareholder loan interest (2)	—	(63.3)	(100)
Other (income) expense (3)	(95.2)	63.8	(249)
Loss on retirement of long-term obligations	25.7	34.6	(26)
Other operating expense (4)	44.2	6.7	560
Capital improvement capital expenditures	(18.4)	(30.3)	(39)
Corporate capital expenditures	(0.9)	(1.4)	(36)
Adjustments for unconsolidated affiliates and noncontrolling interests	20.1	26.4	(24)
Consolidated AFFO	$1,122.6	$906.6	24%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(22.8)	38.8	(159)%
AFFO attributable to American Tower Corporation common stockholders	$1,099.8	$945.4	16%
_______________
(1)Included in these amounts are impairment charges of $0.6 million and $3.7 million, respectively.
(2)For the three months ended March 31, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN Group Limited’s (“MTN”) redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). This long-term deferred interest payment was previously expensed but excluded from Consolidated AFFO.
(3)Includes gains (losses) on foreign currency exchange rate fluctuations of $94.7 million and ($65.5 million), respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increase in net income for the three months ended March 31, 2021 was primarily due to (i) an increase in our operating profit, (ii) a decrease in other expenses and (iii) a decrease in loss on retirement of long-term obligations, partially offset by (i) an increase in depreciation, amortization and accretion expense, (ii) an increase in other operating expense, primarily attributable to acquisition related costs associated with the Pending Telxius Acquisition and (iii) an increase in the income tax provision.
The increase in Adjusted EBITDA for the three months ended March 31, 2021 was primarily attributable to the increase in our gross margin and the decrease in SG&A, excluding the impact of stock-based compensation expense of $26.4 million.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2021 was primarily attributable to (i) the increase in our operating profit, excluding the impact of straight-line accounting, (ii) decreases in cash paid for interest and cash paid for taxes and (iii) a decrease in capital improvement capital expenditures. The growth in Consolidated AFFO also benefited from the non-recurrence of previously deferred interest associated with the shareholder loan recognized during the three months ended March 31, 2020. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in India and Africa since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2021 the “Liquidity and Capital Resources” section of the 2020 Form 10-K and should be read in conjunction with that report.
Overview
During the three months ended March 31, 2021, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. During the three months ended March 31, 2021, our significant financing transactions included:
•Entry into the 2021 Delayed Draw Term Loans and the Bridge Loan Commitment (each as defined below).
•Registered public offerings in an aggregate amount of $1.4 billion of senior unsecured notes with maturities of 2026 and 2031.
•Increase of our commitments under (i) our senior unsecured multicurrency revolving credit facility to $4.1 billion (as amended and restated as further described below, the “2021 Multicurrency Credit Facility”) and (ii) our senior unsecured revolving credit facility to $2.9 billion (as amended and restated as further described below, the “2021 Credit Facility”).
•Repayment of all amounts outstanding under our $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”).
•Repayment of all amounts outstanding under the InSite Debt.

As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2021
Available under the 2021 Multicurrency Credit Facility	$3,830.0
Available under the 2021 Credit Facility	555.0
Letters of credit	(4.6)
Total available under credit facilities, net	$4,380.4
Cash and cash equivalents	1,913.6
Total liquidity (1)	$6,294.0
_______________
(1)Excludes an aggregate of approximately $7.3 billion available under the 2021 Delayed Draw Term Loans and the Bridge Loan Commitment for use to finance the Pending Telxius Acquisition.
Subsequent to March 31, 2021, we made an additional net repayment of $80.0 million under the 2021 Multicurrency Credit Facility and an additional borrowing of $550.0 million under the 2021 Credit Facility.

Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used for):
Operating activities	$1,092.7	$800.0
Investing activities	(438.7)	(253.4)
Financing activities	(480.0)	(606.0)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(42.1)	(118.3)
Net increase in cash and cash equivalents, and restricted cash	$131.9	$(177.7)
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
In February 2021, we entered into an agreement with Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust, our remaining minority holders in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), to redeem 100% of their combined holdings in ATC TIPL (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report) at a price of INR 175 per share, subject to certain adjustments. Accordingly, we expect to pay an amount equivalent to INR 12.9 billion (approximately $176.5 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, we will hold a 100% ownership interest in ATC TIPL.
As of March 31, 2021, we had total outstanding indebtedness of $29.5 billion, with a current portion of $1.3 billion. During the three months ended March 31, 2021, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and cash on hand, to fund our capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2021, together with our increased borrowing capacity under our credit facilities, the recently executed 2021 Delayed Draw Term Loans and Bridge Loan Commitment, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions. There were no material changes to the Material Cash Requirements section of the 2020 Form 10-K.
As of March 31, 2021, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries, of which $611.8 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the three months ended March 31, 2021 was primarily attributable to a decrease in cash required for working capital, primarily as a result of accounts receivable collections, and an increase in the operating profit of our property segments.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2021 are highlighted below:
•We spent $114.8 million for acquisitions.
•We spent $334.5 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$175.7
Ground lease purchases (2)	48.8
Capital improvements and corporate expenditures (3)	19.3
Redevelopment	41.3
Start-up capital projects	49.4
Total capital expenditures (4)	$334.5
_______________
(1)Includes the construction of 1,971 communications sites globally.
(2)Includes $9.3 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $1.6 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $1.2 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2021 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$475	to	$505
Ground lease purchases	$245	to	$265
Capital improvements and corporate expenditures	$165	to	$175
Redevelopment	$290	to	$310
Start-up capital projects	$200	to	$220
Total capital expenditures	$1,375	to	$1,475
_______________
(1)Includes the construction of approximately 6,000 to 7,000 communications sites globally.

Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Proceeds from issuance of senior notes, net	$1,398.1	$1,496.0
Proceeds from credit facilities, net	320.0	86.8
Proceeds from term loan	—	750.0
Repayments of term loan	(750.0)	(1,000.0)
Repayments of securitized debt (1)	(763.5)	—
Repayments of senior notes	—	(500.0)
Distributions to noncontrolling interest holders, net	(8.1)	(13.5)
Purchase of redeemable noncontrolling interest (2)	(2.5)	(524.4)
Distributions paid on common stock	(544.9)	(454.9)
Purchases of common stock	—	(39.7)
___________
(1)As of December 31, 2020, the InSite Debt included $763.5 million aggregate principal amount and a fair value adjustment of $36.5 million. During the three months ended March 31, 2021, we repaid all amounts outstanding under the InSite Debt.
(2)During the three months ended March 31, 2021, we liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption). During the three months ended March 31, 2020, we completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of the our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million.
Offerings of Senior Notes
1.600% Senior Notes and 2.700% Senior Notes Offering—On March 29, 2021, we completed a registered public offering of $700.0 million aggregate principal amount of 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) and $700.0 million aggregate principal amount of 2.700% senior unsecured notes due 2031 (the “2.700% Notes” and, together with the 1.600% Notes, the “Notes”). The net proceeds from this offering were approximately $1,386.3 million, after deducting commissions and estimated expenses. We used all of the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
1.600% Notes	$700.0	March 29, 2021	April 15, 2026	1.600%	October 15, 2021	April 15 and October 15	March 15, 2026
2.700% Notes	$700.0	March 29, 2021	April 15, 2031	2.700%	October 15, 2021	April 15 and October 15	January 15, 2031
___________
(1)Accrued and unpaid interest is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months.

(2)We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the Notes on or after the par call date, we will not be required to pay a make-whole premium.

If we undergo a change of control and corresponding ratings decline, each as defined in the supplemental indenture for the Notes, we may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
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
Repayment of InSite Debt—The InSite Debt included securitizations entered into by certain InSite subsidiaries. The InSite Debt was recorded at fair value upon acquisition. On January 15, 2021, we repaid the entire amount outstanding under the InSite Debt, plus accrued and unpaid interest up to, but excluding, January 15, 2021, for an aggregate redemption price of $826.4 million, including $2.3 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of approximately $25.7 million, which includes prepayment consideration partially offset by the unamortized fair value adjustment recorded upon acquisition. The repayment of the InSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, and cash on hand.
Bank Facilities
Amendments to Bank Facilities—On February 10, 2021, we amended and restated the 2021 Multicurrency Credit Facility and the 2021 Credit Facility and entered into an amendment agreement with respect to our $1.0 billion unsecured term loan, as amended and restated in December 2019 (as amended, the “2019 Term Loan”).
These amendments, among other things,
i.extend the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
ii.increase the commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to $4.1 billion and $2.9 billion, respectively, of which 1.3 billion EUR borrowed under the 2021 Multicurrency Credit Facility is to be reserved to finance the Pending Telxius Acquisition,
iii.increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $6.1 billion and $4.4 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
iv.expand the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2021 Credit Facility with a $1.5 billion sublimit,
v.amend the limitation of the our permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Pending Telxius Acquisition, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if we consummate a Qualified Acquisition (as defined in each of the loan agreements for the facilities)),
vi.amend the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of us and our subsidiaries on a consolidated basis and
vii.increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.

2021 Multicurrency Credit Facility—During the three months ended March 31, 2021, we borrowed an aggregate of $1.8 billion and repaid an aggregate of $1.6 billion of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to repay existing indebtedness, including the InSite Debt and the 2020 Term Loan, and for general corporate purposes. We currently have $3.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the three months ended March 31, 2021, we borrowed an aggregate of $50.0 million and made no repayments of revolving indebtedness under the 2021 Credit Facility. We used the borrowings for general corporate purposes. We currently have $0.8 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayment of the 2020 Term Loan—On February 5, 2021, we repaid all amounts outstanding under the 2020 Term Loan with borrowings from the 2021 Multicurrency Credit Facility and cash on hand.
2021 Delayed Draw Term Loans—On February 10, 2021, we entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder and bears interest at a rate based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.000% above the Euro Interbank Offered Rate (“EURIBOR”) (the “2021 364-Day Delayed Draw Term Loan”) and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Pending Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder and that bears interest at a rate based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.125% above EURIBOR (the “2021 Three Year Delayed Draw Term Loan,” and, together with the 2021 364-Day Delayed Draw Term Loan, the “2021 Delayed Draw Term Loans”).
Bridge Facility—In connection with entering into the Pending Telxius Acquisition, we entered into a commitment letter (the “Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BofA”) pursuant to which BofA has, with respect to bridge financing, committed to provide up to 7.5 billion EUR (approximately $9.1 billion at the date of signing) in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Pending Telxius Acquisition. Effective February 10, 2021, the Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Delayed Draw Term Loans, as described above.
The Commitment Letter contains, and the credit agreement in respect of the Bridge Loan Commitment, if any, will contain, certain customary conditions to funding, including, without limitation, (i) the execution and delivery of definitive financing agreements for the Bridge Loan Commitment and (ii) other customary closing conditions set forth in the Commitment Letter. We will pay certain customary commitment fees and, in the event we make any borrowings in connection with the Bridge Loan Commitment, funding and other fees.

As of March 31, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan, the 2021 Delayed Draw Term Loans and the Bridge Loan Commitment were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (3)	Base rate borrowing interest rate range (3)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(1)	$270.0	June 28, 2024	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(1)	$2,345.0	January 31, 2026	(4)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	(1)	$1,000.0	January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 364-Day Delayed Draw Term Loan	(2)	—	N/A	(5)	0.750% - 1.500%	0.000% - 0.500%	1.000% and 0.000%
2021 Three Year Delayed Draw Term Loan	(2)	—	N/A	(5)	0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
Bridge Loan Commitment	(2) (6)	—	N/A	(6)	0.875% - 1.750%	N/A	1.125% and N/A

___________
(1)Currently borrowed at the London Interbank Offered Rate (“LIBOR”).
(2)Any amounts borrowed will be borrowed at EURIBOR.
(3)Represents interest rate above LIBOR for LIBOR based borrowings, interest rate above EURIBOR for EURIBOR based borrowings, and the interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(4)Subject to two optional renewal periods.
(5)The maturity dates for the 2021 364-Day Delayed Draw Term Loan and the 2021 Three Year Delayed Draw Term Loan are 364 days and three years, respectively, from the date of the first borrowing under each facility. As of March 31, 2021, no borrowings were made under these facilities, and as such, no maturity dates have been set. Our ability to borrow thereunder is subject to the occurrence of certain conditions related to the Pending Telxius Acquisition, as set forth in the agreements for the 2021 Delayed Draw Term Loans.
(6)The Bridge Loan Commitment includes subfacilities relating to the various tranches of closings under the Pending Telxius Acquisition. The maturity dates of the subfacilities are 364 days from the first closing date pursuant to such tranche. Each subfacility is subject to a duration fee that applies to the outstanding principal balance beginning 90 days after the related acquisition closing date. As of March 31, 2021, there have been no closings related to the Pending Telxius Acquisition, and as such, no maturity dates have been set and no duration fees apply.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility. The commitment fee for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or LIBOR or EURIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
India Credit Facility—During the three months ended March 31, 2021, we entered into a working capital facility in India with a borrowing capacity of INR 1.0 billion (approximately $13.7 million). The working capital facility is subject to annual renewal and bears interest at a rate equal to the one-month India Treasury Bill rate at the time of borrowing plus a spread. As of March 31, 2021, we have not borrowed under this facility.
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
During the three months ended March 31, 2021, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. During the three months ended March 31, 2021, we received an aggregate of $1.9 million in proceeds upon exercises of stock options.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of March 31, 2021, we have not sold any shares of common stock under the 2020 ATM Program.

Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $10.0 billion to our common stockholders, including the dividend paid in April 2021, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the three months ended March 31, 2021, we paid $1.21 per share, or $537.6 million, to common stockholders of record. In addition, we declared a distribution of $1.24 per share, or $551.5 million, paid on April 29, 2021 to our common stockholders of record at the close of business on April 13, 2021.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2021, the amount accrued for distributions payable related to unvested restricted stock units was $7.6 million. During the three months ended March 31, 2021, we paid $7.3 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2020 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2021, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2021 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 6.00:1.00	~ $3.5	~ $0.6
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $13.9 (4)	~ $4.6
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans, the Pending Telxius Acquisition is designated as a Qualified Acquisition, whereby our Total Debt to Adjusted EBITDA ratio is adjusted to not exceed 7.50 to 1.00 for four fiscal quarters following consummation of the Pending Telxius Acquisition. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2021, $57.6 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March, 31, 2021	DSCR as of March 31, 2021	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$74.0	16.70x	$283.4	$286.2
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$107.6	10.85x	$570.9	$579.8
_______________
(1)Based on the net cash flow of the applicable issuer or borrower as of March 31, 2021 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
(2)Once triggered, a Cash Trap DSCR condition continues to exist until the DSCR exceeds the Cash Trap DSCR for two consecutive calendar quarters. During a Cash Trap DSCR condition, all cash flow in excess of amounts required to make debt service payments, fund required reserves, pay management fees and budgeted operating expenses and make other payments required under the applicable transaction documents, referred to as excess cash flow, will be deposited into a reserve account (the “Cash Trap Reserve Account”) instead of being released to the applicable issuer or borrower.
(3)An amortization period commences if the DSCR is equal to or below 1.15x (the “Minimum DSCR”) at the end of any calendar quarter and continues to exist until the DSCR exceeds the Minimum DSCR for two consecutive calendar quarters.
(4)No amortization period is triggered if the outstanding principal amount of a series has not been repaid in full on the applicable anticipated repayment date. However, in such event, additional interest will accrue on the unpaid principal balance of the applicable series, and such series will begin to amortize on a monthly basis from excess cash flow.
(5)An amortization period exists if the outstanding principal amount has not been paid in full on the applicable anticipated repayment date and continues to exist until such principal has been repaid in full.

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,537 communications sites that secure the Series 2015-2 Notes or the 5,113 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2020 Form 10-K, extreme market volatility and disruption caused by the COVID-19 pandemic may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2020 Form 10-K, we derive a substantial portion of our revenues from a small number of tenants and, consequently, a failure by a significant tenant to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 9 to our consolidated financial statements included in the 2020 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets, which we discussed in the 2020 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2021. We have made no material changes to the critical accounting policies described in the 2020 Form 10-K.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. In September 2020, the Indian Supreme Court defined the expected timeline of ten years for payments owed under the ruling. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1.0 billion as of March 31, 2021, which represents 10% of our consolidated balance of $9.8 billion. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $1.0 billion and $403.4 million, respectively, as of March 31, 2021, which represent 13% and 11% of our consolidated balances of $7.9 billion and $3.6 billion, respectively.
During the three months ended March 31, 2021, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2021, we have one interest rate swap agreement related to debt in Colombia. This swap has been designated as a cash flow hedge, has a notional amount of $4.0 million, has an interest rate of 5.37% and expires in April 2021. We also have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2021 consisted of $270.0 million under the 2021 Multicurrency Credit Facility, $1.0 billion under the 2019 Term Loan, $2.3 billion under the 2021 Credit Facility, $600.0 million under the interest rate swap agreements related to the 2.250% Notes, $500.0 million under the interest rate swap agreements related to the 3.000% Notes and $1.4 million under the Colombian credit facility after giving effect to our interest rate swap agreements. A 10% increase in current interest rates would result in an additional $1.4 million of interest expense for the three months ended March 31, 2021.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2021, 41% of our revenues and 49% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2021, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $71.1 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at InSite which we acquired on December 23, 2020, for the year ended December 31, 2020. We consider InSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of InSite into our internal control structure.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of the 2020 Form 10-K.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 8, dated as of March 29, 2021, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.600% Senior Notes due 2026 and the 2.700% Senior Notes due 2031	8-K	001-14195	March 29, 2021	4.1

10.1
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
		10-K	001-14195	February 25, 2021	10.29

10.2
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
		10-K	001-14195	February 25, 2021	10.30

10.3	First Amendment to Term Loan Agreement, dated as of February 10, 2021, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and certain other lenders under the Company’s Amended and Restated Term Loan Agreement, dated as of December 20, 2019	10-K	001-14195	February 25, 2021	10.32

10.4	Agreement For the Sale and Purchase of the Towers Europe Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.41

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.5	Agreement For the Sale and Purchase of the Towers LatAm Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.42

10.6	Commitment Letter, dated as of January 13, 2021, among the Company, Bank of America, N.A. and BofA Securities, Inc.	10-K	001-14195	February 25, 2021	10.43

10.7
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
		10-K	001-14195	February 25, 2021	10.44

10.8
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
		10-K	001-14195	February 25, 2021	10.45

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 29, 2021	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)