Form 10-Q
period 2021-06-30
AMERICAN TOWER CORP /MA/
filed 2021-07-29
CIK 1053507

t

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2021.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.375% Senior Notes due 2025	AMT 25A	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
0.450% Senior Notes due 2027	AMT 27C	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
0.875% Senior Notes due 2029	AMT 29B	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
1.250% Senior Notes due 2033	AMT 33	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 22, 2021, there were 455,141,279 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,928.0	$1,746.3
Restricted cash	72.8	115.1
Accounts receivable, net	739.6	511.6
Prepaid and other current assets	615.6	532.6
Total current assets	3,356.0	2,905.6
PROPERTY AND EQUIPMENT, net	14,216.5	12,808.7
GOODWILL	10,575.4	7,282.7
OTHER INTANGIBLE ASSETS, net	18,785.0	13,839.8
DEFERRED TAX ASSET	145.4	123.1
DEFERRED RENT ASSET	2,309.6	2,084.3
RIGHT-OF-USE ASSET	9,193.2	7,789.2
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	401.8	400.1
TOTAL	$58,982.9	$47,233.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$193.8	$139.1
Accrued expenses	1,044.6	1,043.7
Distributions payable	582.7	544.6
Accrued interest	221.8	207.8
Current portion of operating lease liability	723.5	539.9
Current portion of long-term obligations	2,636.0	789.8
Unearned revenue	549.7	390.6
Total current liabilities	5,952.1	3,655.5
LONG-TERM OBLIGATIONS	32,947.6	28,497.7
OPERATING LEASE LIABILITY	8,036.0	6,884.4
ASSET RETIREMENT OBLIGATIONS	1,893.8	1,571.3
DEFERRED TAX LIABILITY	1,993.9	859.5
OTHER NON-CURRENT LIABILITIES	1,126.7	984.6
Total liabilities	51,950.1	42,453.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	209.4	212.1
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 465,946 and 455,245 shares issued; and 455,031 and 444,330 shares outstanding, respectively	4.7	4.6
Additional paid-in capital	12,019.8	10,473.7
Distributions in excess of earnings	(1,085.0)	(1,343.0)
Accumulated other comprehensive loss	(3,902.9)	(3,759.4)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	5,754.2	4,093.5
Noncontrolling interests	1,069.2	474.9
Total equity	6,823.4	4,568.4
TOTAL	$58,982.9	$47,233.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Property	$2,233.0	$1,893.2	$4,362.7	$3,866.4
Services	65.9	19.8	94.7	39.7
Total operating revenues	2,298.9	1,913.0	4,457.4	3,906.1
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	623.3	530.3	1,186.6	1,074.4
Services	24.6	9.7	35.6	17.6
Depreciation, amortization and accretion	554.8	454.9	1,077.3	927.2
Selling, general, administrative and development expense	207.2	188.6	389.8	406.4
Other operating expenses	39.8	38.2	90.2	52.4
Total operating expenses	1,449.7	1,221.7	2,779.5	2,478.0
OPERATING INCOME	849.2	691.3	1,677.9	1,428.1
OTHER INCOME (EXPENSE):
Interest income	7.6	8.4	19.0	18.5
Interest expense	(213.7)	(197.7)	(420.7)	(406.5)
Loss on retirement of long-term obligations	—	—	(25.7)	(34.6)
Other income (expense) (including foreign currency gains (losses) of $146.9, $(37.8), $241.6, and $(103.3) respectively)	177.6	(42.5)	272.8	(106.3)
Total other expense	(28.5)	(231.8)	(154.6)	(528.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	820.7	459.5	1,523.3	899.2
Income tax provision	(72.8)	(11.1)	(123.1)	(32.2)
NET INCOME	747.9	448.4	1,400.2	867.0
Net income attributable to noncontrolling interests	(1.6)	(2.3)	(8.9)	(5.9)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$746.3	$446.1	$1,391.3	$861.1
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.66	$1.01	$3.11	$1.94
Diluted net income attributable to American Tower Corporation common stockholders	$1.65	$1.00	$3.10	$1.93
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	450,617	443,436	447,569	443,245
DILUTED	452,354	445,867	449,390	445,893
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$747.9	$448.4	$1,400.2	$867.0
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.0)	(0.1)	(0.0)	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.1	0.1	0.1	0.1
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.0), $0.0, $(0.0) and $0.0, respectively.	118.8	5.8	(204.9)	(1,337.7)
Other comprehensive income (loss)	118.9	5.8	(204.8)	(1,337.7)
Comprehensive income (loss)	866.8	454.2	1,195.4	(470.7)
Allocation of accumulated other comprehensive income (loss) resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	47.4	—	47.5	(142.2)
Comprehensive (income) loss attributable to noncontrolling interests	(9.2)	(10.9)	4.9	23.1
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$905.0	$443.3	$1,247.8	$(589.8)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,400.2	$867.0
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,077.3	927.2
Stock-based compensation expense	69.9	74.9
Loss on early retirement of long-term obligations	25.7	34.6
Other non-cash items reflected in statements of operations	(209.1)	169.0
Increase in net deferred rent balances	(224.7)	(110.8)
Right-of-use asset and Operating lease liability, net	14.7	0.9
Increase in assets	(219.6)	(226.3)
Increase in liabilities	110.2	52.3
Cash provided by operating activities	2,044.6	1,788.8
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(602.7)	(424.9)
Payments for acquisitions, net of cash acquired	(8,882.6)	(232.7)
Proceeds from sale of short-term investments and other non-current assets	7.9	9.3
Payment for investments in equity securities	(25.0)	—
Deposits and other	(3.2)	9.5
Cash used for investing activities	(9,505.6)	(638.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	6,511.8	4,045.4
Proceeds from issuance of senior notes, net	3,828.0	3,482.9
Proceeds from term loans	2,347.0	1,940.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases	(6,008.4)	(8,324.5)
Distributions to noncontrolling interest holders, net	(225.7)	(13.6)
Purchases of common stock	—	(56.0)
Proceeds from stock options and employee stock purchase plan	26.6	34.3
Distributions paid on common stock	(1,096.4)	(933.8)
Proceeds from the issuance of common stock, net	2,361.8	—
Payment for early retirement of long-term obligations	(61.9)	(33.5)
Deferred financing costs and other financing activities	(93.3)	(123.6)
Purchase of redeemable noncontrolling interest	(2.5)	(524.4)
Cash provided by (used for) financing activities	7,587.0	(506.8)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	13.4	(115.1)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	139.4	528.1
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,861.4	1,578.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,000.8	$2,106.1
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $32.4 AND $9.6, RESPECTIVELY)	$62.2	$67.6
CASH PAID FOR INTEREST	$388.9	$395.2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$28.1	$31.6
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(27.1)	$(20.3)
Settlement of third-party debt	$—	$(5.0)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2020 and 2021	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2020	454,196	$4.5	(10,864)	$(1,271.5)	$10,255.6	$(4,271.7)	$(1,082.5)	$430.2	$4,064.6
Stock-based compensation related activity	242	0.0	—	—	35.3	—	—	—	35.3
Issuance of common stock- stock purchase plan	38	0.0	—	—	6.9	—	—	—	6.9
Treasury stock activity	—	—	(51)	(10.9)	—	—	—	—	(10.9)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(2.8)	—	7.7	4.9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Common stock distributions declared	—	—	—	—	—	—	(488.7)	—	(488.7)
Net income	—	—	—	—	—	—	446.1	2.3	448.4
BALANCE, JUNE 30, 2020	454,476	$4.5	(10,915)	$(1,282.4)	$10,297.8	$(4,274.5)	$(1,125.1)	$440.0	$4,060.3

BALANCE, APRIL 1, 2021	455,708	$4.6	(10,915)	$(1,282.4)	$10,474.6	$(4,061.6)	$(1,251.8)	$455.5	$4,338.9
Stock-based compensation related activity	300	0.0	—	—	39.1	—	—	—	39.1
Issuance of common stock- stock purchase plan	38	0.0	—	—	7.7	—	—	—	7.7
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	111.2	—	11.1	122.3
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Distributions to noncontrolling interests	—	—	—	—	(214.9)	—	—	—	(214.9)
Common stock distributions declared	—	—	—	—	—	—	(579.5)	—	(579.5)
Net income	—	—	—	—	—	—	746.3	1.6	747.9
BALANCE, JUNE 30, 2021	465,946	$4.7	(10,915)	$(1,282.4)	$12,019.8	$(3,902.9)	$(1,085.0)	$1,069.2	$6,823.4

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2020 and 2021	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	897	0.0	—	—	31.0	—	—	—	31.0
Issuance of common stock- stock purchase plan	38	0.0	—	—	6.9	—	—	—	6.9
Treasury stock activity	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,308.7)	—	2.2	(1,306.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1.7)	(1.7)
Purchase of redeemable noncontrolling interest	—	—	—	—	142.2	(142.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(969.4)	—	(969.4)
Net income	—	—	—	—	—	—	861.1	4.5	865.6
BALANCE, JUNE 30, 2020	454,476	$4.5	(10,915)	$(1,282.4)	$10,297.8	$(4,274.5)	$(1,125.1)	$440.0	$4,060.3

BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity	737	0.0	—	—	38.4	—	—	—	38.4
Issuance of common stock- stock purchase plan	38	0.0	—	—	7.7	—	—	—	7.7
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(191.1)	—	(10.1)	(201.2)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Distributions to noncontrolling interests	—	—	—	—	(214.9)	—	—	(0.3)	(215.2)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	(0.1)	0.1	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(1,133.3)	—	(1,133.3)
Net income	—	—	—	—	—	—	1,391.3	5.4	1,396.7
BALANCE, JUNE 30, 2021	465,946	$4.7	(10,915)	$(1,282.4)	$12,019.8	$(3,902.9)	$(1,085.0)	$1,069.2	$6,823.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.
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
As of June 30, 2021, the Company holds a 92% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India. As of June 30, 2021, the Company holds an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 12 for a discussion of changes to the Company’s noncontrolling interests during the three and six months ended June 30, 2021.
Reportable Segments— During the fourth quarter of 2020, as a result of the Company’s acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”), the Company updated its reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. The Company continues to report its results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services, which are discussed further in note 16. The change in reportable segment names is solely reflective of the inclusion of Canada and Australia in the Company’s business operations, as a result of the InSite Acquisition, and had no impact on the Company’s consolidated financial statements or historical segment financial information for any prior periods.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$1,928.0	$2,038.1
Restricted cash	72.8	68.0
Total cash, cash equivalents and restricted cash	$2,000.8	$2,106.1
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites and the land on which the sites are located (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with tenants that are generally not accounted for as leases.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements require that the Company provide the tenant the right to use the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with tenants for the three and six months ended June 30, 2021.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$70.1	$1.7	$6.3	$1.7	$33.9	$113.7
Services revenue	65.9	—	—	—	—	65.9
Total non-lease revenue	$136.0	$1.7	$6.3	$1.7	$33.9	$179.6
Property lease revenue	1,163.3	296.5	241.7	86.1	331.7	2,119.3
Total revenue	$1,299.3	$298.2	$248.0	$87.8	$365.6	$2,298.9

Three Months Ended June 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$62.4	$2.3	$3.0	$1.6	$28.3	$97.6
Services revenue	19.8	—	—	—	—	19.8
Total non-lease revenue	$82.2	$2.3	$3.0	$1.6	$28.3	$117.4
Property lease revenue	1,025.1	269.0	203.0	33.1	265.4	1,795.6
Total revenue	$1,107.3	$271.3	$206.0	$34.7	$293.7	$1,913.0

Six Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$141.7	$4.2	$11.2	$3.9	$65.8	$226.8
Services revenue	94.7	—	—	—	—	94.7
Total non-lease revenue	$236.4	$4.2	$11.2	$3.9	$65.8	$321.5
Property lease revenue	2,323.0	575.4	472.5	128.5	636.5	4,135.9
Total revenue	$2,559.4	$579.6	$483.7	$132.4	$702.3	$4,457.4

Six Months Ended June 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$121.0	$4.5	$5.9	$3.1	$61.2	$195.7
Services revenue	39.7	—	—	—	—	39.7
Total non-lease revenue	$160.7	$4.5	$5.9	$3.1	$61.2	$235.4
Property lease revenue	2,056.4	553.4	425.6	66.1	569.2	3,670.7
Total revenue	$2,217.1	$557.9	$431.5	$69.2	$630.4	$3,906.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Property revenue for the three months ended June 30, 2021 and 2020 includes straight-line revenue of $104.8 million and $54.6 million, respectively. Property revenue for the six months ended June 30, 2021 and 2020 includes straight-line revenue of $224.7 million and $110.8 million, respectively.
Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of June 30, 2021, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Prepaid assets	$100.4	$66.1
Prepaid income tax	120.7	143.7
Unbilled receivables	222.4	176.9
Value added tax and other consumption tax receivables	55.1	66.3
Other miscellaneous current assets	117.0	79.6
Prepaid and other current assets	$615.6	$532.6
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the six months ended June 30, 2021, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2020 Form 10-K. As of June 30, 2021, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

Lessor— Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2021 were as follows:

Fiscal Year	Amount (1)
Remainder of 2021	$3,441.4
2022	6,689.0
2023	6,564.9
2024	6,446.5
2025	6,016.0
Thereafter	34,365.2
Total	$63,523.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2021 and 2020.
The Company leases certain land and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of June 30, 2021, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the six months ended June 30, 2021, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2021.
Information about other lease-related balances is as follows:

	As of
	June 30, 2021	December 31, 2020
Operating leases:
Right-of-use asset	$9,193.2	$7,789.2

Current portion of lease liability	$723.5	$539.9
Lease liability	8,036.0	6,884.4
Total operating lease liability	$8,759.5	$7,424.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2021	December 31, 2020
Operating leases:
Weighted-average remaining lease term (years)	13.2	13.7
Weighted-average incremental borrowing rate	5.4%	5.6%
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$268.4	$238.0	$519.7	$488.7
Variable lease costs not included in lease liability (1)	85.1	71.2	154.4	132.6
______________
(1)Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(507.0)	$(490.4)

Non-cash items:
New operating leases (1)	$1,443.3	$82.6
Operating lease modifications and reassessments	$166.8	$164.3
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions, including $1.3 billion related to the Telxius Acquisition (as defined in note 6).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
As of June 30, 2021, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of June 30, 2021 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2021	$568.4
2022	1,078.9
2023	1,034.6
2024	988.9
2025	934.8
Thereafter	7,594.5
Total lease payments	12,200.1
Less amounts representing interest	(3,440.6)
Total lease liability	8,759.5
Less current portion of lease liability	723.5
Non-current lease liability	$8,036.0
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Balance as of January 1, 2021	$4,750.8	$1,016.9	$625.6	$279.1	$608.3	$2.0	$7,282.7
Additions and adjustments (1)	(75.0)	0.3	—	3,161.8	303.8	—	3,390.9
Effect of foreign currency translation	6.4	(17.1)	6.5	(100.4)	6.4	—	(98.2)
Balance as of June 30, 2021	$4,682.2	$1,000.1	$632.1	$3,340.5	$918.5	$2.0	$10,575.4
_______________
(1)Europe and Latin America consist of an aggregate of $3.5 billion of additions related to the Telxius Acquisition. U.S. & Canada and Asia-Pacific consist of an aggregate of $74.7 million of measurement period adjustments related to the InSite Acquisition.
The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2021			As of December 31, 2020
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,439.3	$(2,247.9)	$4,191.4	$5,784.0	$(2,117.6)	$3,666.4
Acquired tenant-related intangibles	Up to 20	19,129.3	(4,624.3)	14,505.0	14,322.5	(4,237.5)	10,085.0
Acquired licenses and other intangibles	3-20	99.6	(11.0)	88.6	97.8	(9.4)	88.4
Total other intangible assets		$25,668.2	$(6,883.2)	$18,785.0	$20,204.3	$(6,364.5)	$13,839.8
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of June 30, 2021, the remaining weighted average amortization period of the Company’s intangible assets was 16 years. Amortization of intangible assets for the three and six months ended June 30, 2021 was $274.8 million and $528.2 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2020 was $210.8 million and $428.3 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2021	$638.2
2022	1,261.3
2023	1,226.0
2024	1,211.7
2025	1,184.2
2026	1,150.0
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2021	December 31, 2020
Accrued construction costs	$44.2	$46.5
Accrued income tax payable	31.7	20.6
Accrued pass-through costs	77.1	67.1
Amounts payable for acquisitions	18.2	58.9
Amounts payable to tenants	69.0	66.4
Accrued property and real estate taxes	234.0	219.1
Accrued rent	81.5	82.6
Payroll and related withholdings	82.5	104.4
Other accrued expenses	406.4	378.1
Total accrued expenses	$1,044.6	$1,043.7
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	June 30, 2021	December 31, 2020	Maturity Date
2020 Term Loan (1) (2)	$—	$749.4	N/A
2021 Multicurrency Credit Facility (1) (3)	2,644.0	—	June 28, 2024
2019 Term Loan (1)	996.0	996.1	January 31, 2025
2021 Credit Facility (1) (3)	1,559.2	2,295.0	January 31, 2026
2021 364-Day Delayed Draw Term Loan (1) (3)	1,304.2	—	May 28, 2022
2021 Three Year Delayed Draw Term Loan (1) (3)	978.2	—	May 28, 2024
2.250% senior notes	602.9	605.1	January 15, 2022
4.70% senior notes	699.4	699.0	March 15, 2022
3.50% senior notes	997.0	996.1	January 31, 2023
3.000% senior notes	716.8	721.9	June 15, 2023
0.600% senior notes	497.4	496.8	January 15, 2024

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

5.00% senior notes	1,001.1	1,001.3	February 15, 2024
3.375% senior notes	646.3	645.7	May 15, 2024
2.950% senior notes	643.9	643.1	January 15, 2025
2.400% senior notes	745.6	745.0	March 15, 2025
1.375% senior notes (4)	586.9	604.1	April 4, 2025
4.000% senior notes	744.9	744.3	June 1, 2025
1.300% senior notes	495.9	495.4	September 15, 2025
4.400% senior notes	497.3	497.1	February 15, 2026
1.600% senior notes	694.7	—	April 15, 2026
1.950% senior notes (4)	587.7	605.2	May 22, 2026
3.375% senior notes	990.4	989.5	October 15, 2026
3.125% senior notes	398.1	397.9	January 15, 2027
2.750% senior notes	744.8	744.3	January 15, 2027
0.450% senior notes (4)	882.7	—	January 15, 2027
3.55% senior notes	745.2	744.8	July 15, 2027
0.500% senior notes (4)	881.0	907.4	January 15, 2028
3.600% senior notes	693.9	693.4	January 15, 2028
1.500% senior notes	645.5	645.1	January 31, 2028
3.950% senior notes	591.1	590.6	March 15, 2029
0.875% senior notes (4)	883.1	—	May 21, 2029
3.800% senior notes	1,634.3	1,633.5	August 15, 2029
2.900% senior notes	742.1	741.7	January 15, 2030
2.100% senior notes	740.7	740.2	June 15, 2030
1.875% senior notes	791.0	790.5	October 15, 2030
2.700% senior notes	693.4	—	April 15, 2031
1.000% senior notes (4)	762.8	786.1	January 15, 2032
1.250% senior notes (4)	585.1	—	May 21, 2033
3.700% senior notes	592.0	591.9	October 15, 2049
3.100% senior notes	1,037.9	1,037.7	June 15, 2050
2.950% senior notes	538.3	538.2	January 15, 2051
Total American Tower Corporation debt	33,212.8	26,113.4

Series 2013-2A securities (5)	1,297.4	1,296.6	March 15, 2023
Series 2018-1A securities (5)	495.0	494.6	March 15, 2028
Series 2015-2 notes (6)	522.4	522.1	June 16, 2025
InSite Debt (7)	—	800.0	N/A
Other subsidiary debt (8)	20.7	32.9	Various
Total American Tower subsidiary debt	2,335.5	3,146.2
Finance lease obligations	35.3	27.9
Total	35,583.6	29,287.5
Less current portion of long-term obligations	(2,636.0)	(789.8)
Long-term obligations	$32,947.6	$28,497.7
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 5, 2021 using borrowings from the 2021 Multicurrency Credit Facility (as defined below) and cash on hand.
(3)As of June 30, 2021 reflects borrowings denominated in Euros (“EUR”), and, for the 2021 Credit Facility (as defined below), reflects borrowings in both EUR and U.S. Dollars (“USD”).
(4)Notes are denominated in EUR.
(5)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(6)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(7)Debt entered into by certain InSite subsidiaries acquired in connection with the InSite Acquisition (the “InSite Debt”). On January 15, 2021, all amounts outstanding under the InSite Debt were repaid.
(8)Includes (a) debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in USD and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and (b) U.S. subsidiary debt related to a seller-financed acquisition. As of December 31, 2020 also included the Colombian credit facility (the “Colombian Credit Facility”), which was denominated in Colombian Pesos and was fully repaid on its maturity date of April 24, 2021. As of June 30, 2021, no amounts remained outstanding under the Colombian Credit Facility.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $600.0 million aggregate principal amount of 2.250% senior unsecured notes due January 15, 2022, (ii) $700.0 million aggregate principal amount of 4.70% senior unsecured notes due March 15, 2022 and (iii) approximately $1.3 billion in borrowings under the 2021 364-Day Delayed Draw Term Loan (as defined below).
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
Repayment of InSite Debt—The InSite Debt included securitizations entered into by certain InSite subsidiaries. The Company acquired this debt in connection with the InSite Acquisition. The InSite Debt was recorded at fair value upon acquisition. On January 15, 2021, the Company repaid the entire amount outstanding under the InSite Debt, plus accrued and unpaid interest up to, but excluding, January 15, 2021, for an aggregate redemption price of $826.4 million, including $2.3 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of approximately $25.7 million, which includes prepayment consideration partially offset by the unamortized fair value adjustment recorded upon acquisition. The repayment of the InSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility and cash on hand.
Offerings of Senior Notes
1.600% Senior Notes and 2.700% Senior Notes Offering—On March 29, 2021, the Company completed a registered public offering of $700.0 million aggregate principal amount of 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) and $700.0 million aggregate principal amount of 2.700% senior unsecured notes due 2031 (the “2.700% Notes”). The net proceeds from this offering were approximately $1,386.3 million, after deducting commissions and estimated expenses. The Company used all of the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
0.450% Senior Notes, 0.875% Senior Notes and 1.250% Senior Notes Offering—On May 21, 2021, the Company completed a registered public offering of 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.450% senior unsecured notes due 2027 (the “0.450% Notes”), 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.875% senior unsecured notes due 2029 (the “0.875% Notes”) and 500.0 million EUR ($609.1 million at the date of issuance) aggregate principal amount of 1.250% senior unsecured notes due 2033 (the “1.250% Notes” and, together with the 1.600% Notes, the 2.700% Notes, the 0.450% Notes and the 0.875% Notes, the “Notes”). The net proceeds from this offering were approximately 1,983.1 million EUR (approximately $2,415.8 million at the date of issuance), after deducting commissions and estimated expenses. The Company used all of the net proceeds to fund its transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition”), as further described in note 15.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
1.600% Notes	$700.0	March 29, 2021	April 15, 2026	1.600%	October 15, 2021	April 15 and October 15	March 15, 2026
2.700% Notes	$700.0	March 29, 2021	April 15, 2031	2.700%	October 15, 2021	April 15 and October 15	January 15, 2031
0.450% Notes (3)	$913.7	May 21, 2021	January 15, 2027	0.450%	January 15, 2022	January 15	November 15, 2026
0.875% Notes (3)	$913.7	May 21, 2021	May 21, 2029	0.875%	May 21, 2022	May 21	February 21, 2029
1.250% Notes (3)	$609.1	May 21, 2021	May 21, 2033	1.250%	May 21, 2022	May 21	February 21, 2033
___________
(1)Accrued and unpaid interest on USD denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months. Interest on EUR denominated notes is payable in EUR annually and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(2)The Company may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the Notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(3)The 0.450% Notes, the 0.875% Notes and the 1.250% Notes are denominated in EUR. Represents the dollar equivalent of the aggregate principal amount as of the issue date.

If the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture for the Notes, the Company may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
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
These amendments, among other things,
i.extend the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
ii.increase the commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to $4.1 billion and $2.9 billion, respectively,
iii.increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $6.1 billion and $4.4 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
iv.expand the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2021 Credit Facility with a $1.5 billion sublimit,
v.amend the limitation of the Company’s permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if the Company consummates a Qualified Acquisition (as defined in each of the loan agreements for the facilities)),
vi.amend the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of the Company and its subsidiaries on a consolidated basis and
vii.increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
2021 Multicurrency Credit Facility—During the six months ended June 30, 2021, the Company borrowed an aggregate of $4.5 billion, including an aggregate of 2.2 billion EUR ($2.7 billion as of the borrowing dates), and repaid an aggregate of $1.8 billion of revolving indebtedness under the 2021 Multicurrency Credit Facility. The Company used the borrowings to fund the Telxius Acquisition, to repay existing indebtedness, including the InSite Debt and its $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”), and for general corporate purposes.

2021 Credit Facility—During the six months ended June 30, 2021, the Company borrowed an aggregate of $1.9 billion, including an aggregate of 1.1 billion EUR ($1.3 billion as of the borrowing dates), and repaid an aggregate of $2.6 billion of revolving indebtedness under the 2021 Credit Facility. The Company used the borrowings to fund the Telxius Acquisition and for general corporate purposes.
Repayment of the 2020 Term Loan—On February 5, 2021, the Company repaid all amounts outstanding under the 2020 Term Loan with borrowings from the 2021 Multicurrency Credit Facility and cash on hand.
2021 Delayed Draw Term Loans—On February 10, 2021, the Company entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Telxius Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder and that bears interest at a rate based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.000% above the Euro Interbank Offered Rate (“EURIBOR”) (the “2021 364-Day Delayed Draw Term Loan”) and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder and that bears interest at a rate based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.125% above EURIBOR (the “2021 Three Year Delayed Draw Term Loan,” and, together with the 2021 364-Day Delayed Draw Term Loan, the “2021 Delayed Draw Term Loans”).
On May 28, 2021, the Company borrowed 1.1 billion EUR ($1.3 billion as of the borrowing date) under the 2021 364-Day Delayed Draw Term Loan and 825.0 million EUR ($1.0 billion as of the borrowing date) under the 2021 Three Year Delayed Draw Term Loan. The Company used the borrowings to fund the Telxius Acquisition.
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
Bridge Facility—In connection with entering into the Telxius Acquisition, the Company entered into a commitment letter (the “Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BofA”) pursuant to which BofA had, with respect to bridge financing, committed to provide up to 7.5 billion EUR (approximately $9.1 billion at the date of signing) in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Telxius Acquisition. Effective February 10, 2021, the Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2021 Multicurrency Credit

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Facility, the 2021 Credit Facility and the 2021 Delayed Draw Term Loans, as described above. The Bridge Loan Commitment was further reduced as a result of the May 2021 common stock offering, as further described in note 11. Effective May 24, 2021, upon receipt of the proceeds from the issuance of the 0.450% Notes, the 0.875% Notes and the 1.250% Notes, the Company determined that it had adequate cash resources and undrawn availability under its revolving credit facilities and the 2021 Delayed Draw Term Loans to fund the cash consideration payable in connection with the Telxius Acquisition and terminated the Commitment Letter. The Company did not make any borrowings under the Bridge Loan Commitment.
India Credit Facility—During the six months ended June 30, 2021, the Company entered into a working capital facility in India with a borrowing capacity of 1.0 billion Indian Rupees (“INR”) (approximately $13.5 million). The working capital facility is subject to annual renewal and bears interest at a rate equal to the one-month India Treasury Bill rate at the time of borrowing plus a spread. As of June 30, 2021, the Company has not borrowed under this facility.
As of June 30, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan, the 2021 364-Day Delayed Draw Term Loan and the 2021 Three Year Delayed Draw Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$2,644.0	$3.5	June 28, 2024	(3)	1.125%	0.110%
2021 Credit Facility	$1,559.2	$0.9	January 31, 2026	(3)	1.125%	0.110%
2019 Term Loan	$996.0	N/A	January 31, 2025		1.125%	N/A
2021 364-Day Delayed Draw Term Loan	$1,304.2	N/A	May 28, 2022		1.000%	0.110%
2021 Three Year Delayed Draw Term Loan	$978.2	N/A	May 28, 2024		1.125%	0.110%
_______________
(1)LIBOR applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2019 Term Loan. EURIBOR applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, and all of the borrowings under the 2021 Delayed Draw Term Loans.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2021			December 31, 2020
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$21.0	—	—	$29.2	—
Investments in equity securities (1)	$60.4	—	—	—	$6.0	—
Liabilities:
Fair value of debt related to interest rate swap agreements (2)	$22.7	—	—	$31.4	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During each of the three and six months ended June 30, 2021, the Company recognized $29.4 million of unrealized gains for equity securities held as of June 30, 2021.
(2)Included in the carrying values of the corresponding debt obligations.

During the six months ended June 30, 2021, the Company made no changes to the methods described in note 12 to its consolidated financial statements included in the 2020 Form 10-K that it used to measure the fair value of its interest rate swap agreements. On April 24, 2021, the interest rate swap agreement with certain lenders under the Colombian Credit Facility (the “Colombia Interest Rate Swap”) expired upon maturity of the underlying debt. As of June 30, 2021, there were no amounts outstanding under the Colombia Interest Rate Swap.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company recorded impairments of $32.1 million and $35.8 million, respectively. There were no other items measured at fair value on a nonrecurring basis during the six months ended June 30, 2021 or 2020.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2021 and December 31, 2020 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2021 and December 31, 2020, the carrying value of long-term obligations, including the current portion, was $35.6 billion and $29.3 billion, respectively. As of June 30, 2021, the fair value of long-term obligations, including the current portion, was $37.0 billion, of which $27.1 billion was measured using Level 1 inputs and $9.9 billion was measured using Level 2 inputs. As of December 31, 2020, the fair value of long-term obligations, including the current portion, was $31.4 billion, of which $24.0 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The increases in the income tax provision during the three and six months ended June 30, 2021 were primarily attributable to increases in foreign earnings, additions to reserves for the Company’s existing tax positions and changes in tax law in certain foreign jurisdictions in the current period. The income tax provision for the three and six months ended June 30, 2020 includes a benefit related to the remeasurement of the Company’s net deferred tax liabilities in Kenya as a result of a change in tax rate.

As of June 30, 2021 and December 31, 2020, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $97.2 million and $105.9 million, respectively. The amount of unrecognized tax benefits during the three months and six months ended June 30, 2021 includes (i) additions to the Company’s existing tax positions of $8.5 million and $9.7 million, respectively, (ii) additions due to foreign currency exchange rate fluctuations of $2.6 million and $0.4 million, respectively, (iii) reductions to the Company’s prior year tax positions of $16.6 million and $18.1 million, respectively, and (iv) reductions due to statute of limitations of $2.0 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 13 to the Company’s consolidated financial statements included in the 2020 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $24.8 million.

The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Penalties and income tax-related interest expense (1)	$29.8	$1.0	$33.5	$2.7
_______________
(1)Three and six months ended June 30, 2021 reflect an increase of $16.6 million due to a reclassification of unrecognized tax benefits to penalties and income tax-related interest expense.

As of June 30, 2021 and December 31, 2020, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $68.2 million and $34.4 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of June 30, 2021, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.9 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2021 and 2020, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020 (2)	2021 (1)	2020 (2)
Stock-based compensation expense	$31.9	$27.2	$69.9	$74.9
Total stock-based compensation expense	$31.9	$27.2	$69.9	$74.9
_______________
(1)For the three and six months ended June 30, 2021, stock-based compensation expense consisted of $31.9 million and $69.9 million, respectively, included in selling, general, administrative and development expense.
(2)For the three and six months ended June 30, 2020, stock-based compensation expense consisted of (i) $0.4 million and $1.0 million, respectively, included in Property costs of operations, (ii) $0.3 million and $0.6 million, respectively, included in Services costs of operations and (iii)

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
$26.5 million and $73.3 million, respectively, included in selling, general, administrative and development expense. For the three and six months ended June 30, 2020, stock-based compensation expense capitalized as property and equipment was $0.4 million and $0.9 million, respectively.
Stock Options—As of June 30, 2021, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the six months ended June 30, 2021 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2021	2,016,261
Exercised	(254,499)
Forfeited	—
Expired	—
Outstanding as of June 30, 2021	1,761,762
Restricted Stock Units—As of June 30, 2021, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $172.6 million and is expected to be recognized over a weighted average period of approximately three years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the six months ended June 30, 2021, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 98,694 PSUs (the “2021 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2020 and 2019, the Compensation Committee granted an aggregate of 110,925 PSUs (the “2020 PSUs”) and 114,823 PSUs (the “2019 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2021 PSUs, the 2020 PSUs and the 2019 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2021 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2021 (1)	1,245,075	320,510
Granted (2)	546,698	98,694
Vested and Released (3)	(559,708)	(162,882)
Forfeited	(34,261)	—
Outstanding as of June 30, 2021	1,197,804	256,322
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
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2021 PSUs, or 98,694 shares.
(3)This includes 58,204 and 96,048 of previously vested and deferred RSUs and PSUs, respectively. PSUs consist of shares vested pursuant to the 2018 PSUs. There are no additional shares to be earned related to the 2018 PSUs.
During the three and six months ended June 30, 2021, the Company recorded $8.1 million and $9.6 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2021 was $14.3 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.

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
During the six months ended June 30, 2021, the Company made no changes to the methods of determining redemption value described in note 15 to its consolidated financial statements included in the 2020 Form 10-K.
During the year ended December 31, 2020, the Company redeemed 100% of Tata Teleservices and Tata Sons’ remaining combined holdings of ATC TIPL for total consideration of INR 24.8 billion ($337.3 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 79% to 92% and the noncontrolling interest decreased from 21% to 8%.
During the six months ended June 30, 2021, the Company entered into an agreement with Macquarie to redeem 100% of their combined holdings in ATC TIPL at a price of INR 175 per share, subject to certain adjustments. Accordingly, the Company expects to pay an amount equivalent to INR 12.9 billion (approximately $173.6 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, the Company will hold a 100% ownership interest in ATC TIPL.
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
In 2019, the Company entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owned and operated wireless communications towers in France. During the six months ended June 30, 2021, the Company liquidated its interests in Eure-et-Loir for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).
The changes in Redeemable noncontrolling interests were as follows:

	Six Months Ended June 30,
	2021	2020
Balance as of January 1,	$212.1	$1,096.5
Net income attributable to noncontrolling interests	2.3	2.4
Adjustment to noncontrolling interest redemption value	1.2	(1.0)
Purchase of redeemable noncontrolling interest	(2.5)	(524.4)
Foreign currency translation adjustment attributable to noncontrolling interests	(3.7)	(31.2)
Balance as of June 30,	$209.4	$542.3

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
11.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2021, the Company received an aggregate of $26.6 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of June 30, 2021, the Company has not sold any shares of common stock under the 2020 ATM Program.
Common Stock Offering—On May 10, 2021, the Company completed a registered public offering of 9,000,000 shares of its common stock, par value $0.01 per share, at $244.75 per share. On May 10, 2021, the Company issued an additional 900,000 shares of its common stock in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds from this offering were approximately $2.4 billion after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds to finance the Telxius Acquisition.
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
During the six months ended June 30, 2021, there were no repurchases under either of the Buyback Programs. As of June 30, 2021, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of June 30, 2021, the Company has not made any repurchases under the 2017 Buyback.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the six months ended June 30, 2021, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 27, 2021	July 9, 2021	June 18, 2021	$1.27	$577.8
March 4, 2021	April 29, 2021	April 13, 2021	$1.24	$551.5
December 3, 2020	February 2, 2021	December 28, 2020	$1.21	$537.6
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the six months ended June 30, 2020, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

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
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2021, the amount accrued for distributions payable related to unvested restricted stock units was $9.2 million. During the six months ended June 30, 2021 and 2020, the Company paid $7.3 million and $7.7 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
12.    NONCONTROLLING INTERESTS
Dividend to noncontrolling interest— Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the year ended December 31, 2020, the subsidiary that primarily consisted of the Company’s operations in France, Germany and Poland (“ATC Europe”) declared a dividend of 13.2 million EUR (approximately $16.2 million accrued as of December 31, 2020) payable in cash to the Company and PGGM in proportion to their respective equity interests in ATC Europe. The dividend was paid on January 6, 2021.
Purchase of Interests—During the six months ended June 30, 2021, the Company purchased the remaining minority interests held in a subsidiary in the United States for total consideration of $6.0 million. The purchase price was settled with unregistered shares of the Company’s common stock, in lieu of cash. The Company now owns 100% of the subsidiary as a result of the purchase.
Reorganization of European Interests—During the three months ended June 30, 2021, in connection with the funding of the Telxius Acquisition, the Company completed a reorganization of its subsidiaries in Europe. As part of the reorganization, PGGM converted its previously held 49% noncontrolling interest in ATC Europe into noncontrolling interests in new subsidiaries, consisting of the Company's operations in Germany and Spain, inclusive of the assets acquired pursuant to the Telxius Acquisition. The reorganization included cash consideration paid to PGGM of 178.0 million EUR (approximately $214.9 million). The reorganization is reflected in the consolidated statements of equity as (i) a reduction in Additional Paid-in Capital of $648.4 million and (ii) an increase in Noncontrolling Interests of $601.0 million, and in the consolidated statements of comprehensive income (loss) as an increase in Comprehensive income attributable to American Tower Corporation stockholders of $47.4 million.
As of June 30, 2021, ATC Europe primarily consists of the Company’s operations in France, Germany, Spain and Poland. The Company holds (i) an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary and (ii) a 100% ownership interest in the subsidiaries primarily consisting of the Company's operations in France and Poland.
CDPQ and Allianz Partnerships—During the three months ended June 30, 2021, the Company entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz Capital Partners, on behalf of Allianz insurance companies (“Allianz”) and the Allianz European Infrastructure Fund, for CDPQ and Allianz to acquire 30% and 10% noncontrolling interests, respectively, in ATC Europe for total aggregate consideration of 2.2 billion EUR (approximately $2.6 billion). Subsequent to June 30, 2021, Allianz elected to increase its noncontrolling interest from 10% to 18% (including acquisition of a portion by an additional Allianz fund) for additional consideration of 0.4 billion EUR (approximately $0.5 billion). The Company expects the transactions to close in the third quarter of 2021, subject to customary closing conditions, including regulatory approvals. After the completion of the transactions, the Company will hold a 52% controlling ownership interest in ATC Europe.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The changes in noncontrolling interests were as follows:

Six Months Ended June 30,
2021
Balance as of January 1,	$474.9
Adjustment to noncontrolling interest due to reorganization (1)	601.0
Net income attributable to noncontrolling interests	5.4
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(10.1)
Redemption of noncontrolling interest (2)	(1.7)
Distributions to noncontrolling interests	(0.3)
Balance as of June 30,	$1,069.2
_______________
(1)Represents the impact of the reorganization of European interests described above on Noncontrolling interests as of June 30, 2021.
(2)Represents the impact of the purchase of interests described above on Noncontrolling interests as of June 30, 2021.
13.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to American Tower Corporation common stockholders	$746.3	$446.1	$1,391.3	$861.1
Basic weighted average common shares outstanding	450,617	443,436	447,569	443,245
Dilutive securities	1,737	2,431	1,821	2,648
Diluted weighted average common shares outstanding	452,354	445,867	449,390	445,893
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.66	$1.01	$3.11	$1.94
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.65	$1.00	$3.10	$1.93
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock units	3	0	1	0
14.    COMMITMENTS AND CONTINGENCIES
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,100 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2021, the Company has purchased an aggregate of more than 330 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.0 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
15.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the six months ended June 30, 2021 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and six months ended June 30, 2021 and 2020, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquisition and merger related expenses	$28.9	$2.8	$63.5	$10.4
Integration costs	$9.4	$2.5	$26.0	$9.1
During the six months ended June 30, 2021 and 2020, the Company also recorded benefits of $4.4 million and $3.3 million, respectively, related to pre-acquisition contingencies and settlements. The increase in acquisition and merger related costs during the three and six months ended June 30, 2021 was primarily associated with the Telxius Acquisition.
2021 Transactions
The estimated aggregate impact of the acquisitions completed in 2021 on the Company’s revenues and gross margin for the three months ended June 30, 2021 was approximately $55.5 million and $24.5 million, respectively, and for the six months ended June 30, 2021 was approximately $56.0 million and $24.9 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Telxius Acquisition—On January 13, 2021, the Company entered into the Telxius Acquisition, pursuant to which the Company agreed to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion EUR (approximately $9.4 billion at the date of signing), subject to certain adjustments. In June 2021, the Company completed the acquisition of nearly 20,000 communications sites in Germany and Spain, for total consideration of approximately 6.3 billion EUR (approximately $7.7 billion at the date of closing), subject to certain post-closing adjustments and over 7,000 communications sites in Brazil, Peru, Chile and Argentina, for total consideration of approximately 0.9 billion EUR (approximately $1.1 billion at the date of closing), subject to certain post-closing adjustments.
As of June 30, 2021, the Company has received all required government and regulatory approvals and has closed on the majority of sites under the Telxius Acquisition, with the approximately 4,000 remaining communications sites in Germany expected to close in August 2021. The acquired operations in Germany and Spain are included in the Europe property segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination and is subject to post-closing adjustments.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019 and an additional 530 communications sites pursuant to this agreement during the year ended December 31, 2020. During the six months ended June 30, 2021, the Company completed the acquisition of an additional 87 communications sites pursuant to this agreement for an aggregate total purchase price of $26.0 million (as of the dates of acquisition), including value added tax, which are being accounted for as an acquisition of assets and are included in the table below in “Other.” The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
Other Acquisitions—During the six months ended June 30, 2021, the Company acquired a total of 567 communications sites as well as other communications infrastructure assets in the United States, France, Mexico, Nigeria, Peru and Poland, including 81 communications sites in connection with the Company’s agreement with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $268.6 million. Of the aggregate purchase price, $6.5 million is reflected as a payable in the consolidated balance sheet as of June 30, 2021. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2021 acquisitions based upon their estimated fair value at the date of acquisition:

	Telxius Acquisition	Other (1)
Current assets	$268.1	$8.2
Property and equipment	1,323.4	77.9
Intangible assets (2):
Tenant-related intangible assets	4,777.4	164.5
Network location intangible assets	668.0	45.5
Other intangible assets	—	—
Other non-current assets	1,292.7	29.1
Current liabilities	(299.1)	(6.6)
Deferred tax liability	(1,239.1)	—
Other non-current liabilities	(1,410.6)	(24.0)
Net assets acquired	5,380.8	294.6
Goodwill (3)	3,465.6	—
Fair value of net assets acquired	8,846.4	294.6
Debt assumed	—	—
Purchase price	$8,846.4	$294.6
_______________
(1)Includes 18 sites in Peru held pursuant to long-term finance leases.
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(3)The Company expects goodwill to be partially deductible for tax purposes.

Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. The Company completed the acquisition of 564 of these communications sites during the year ended December 31, 2020. Subsequent to June 30, 2021, the Company completed the acquisition of an additional 99 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
2020 Transactions
InSite Acquisition—On December 23, 2020, the Company acquired 100% of the outstanding units of IWG Holdings, LLC, the parent company of InSite, which owned, operated and managed approximately 3,000 communications sites in the U.S. and Canada. The portfolio included approximately 1,400 owned towers in the United States, over 200 owned towers in Canada and approximately 40 DAS networks in the United States. In addition, the portfolio included more than 600 land parcels under communications sites in the United States, Canada and Australia, as well as approximately 400 rooftop sites. The total consideration for the InSite Acquisition, including cash acquired, the repayment and assumption of certain debt held by InSite, was approximately $3.5 billion, subject to certain post-closing adjustments. The InSite Acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the six months ended June 30, 2021, certain adjustments were made to increase assets by $7.0 million and reduce liabilities by $67.7 million, primarily related to deferred tax liabilities, with a corresponding decrease in goodwill of $74.7 million and there were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2021 acquisitions had occurred on January 1, 2020 and the 2020 acquisitions had occurred on January 1, 2019. The pro forma results, to the extent available, are based on historical information, and accordingly may not fully reflect the current operations of the acquired business. In addition, the pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the date indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pro forma revenues	$2,409.5	$2,070.4	$4,722.8	$4,221.3
Pro forma net income attributable to American Tower Corporation common stockholders	$767.5	$376.5	$1,429.8	$721.4
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.69	$0.83	$3.15	$1.59
Diluted net income attributable to American Tower Corporation common stockholders	$1.68	$0.83	$3.13	$1.58

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
As of June 30, 2021, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Asia-Pacific: property operations in Australia, India and the Philippines;
•Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;
•Europe: property operations in France, Germany, Poland and Spain; and
•Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru.
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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$1,233.4	$298.2	$248.0	$87.8	$365.6	$2,233.0	$65.9		$2,298.9
Segment operating expenses	211.8	183.8	85.7	29.9	112.1	623.3	24.6		647.9
Segment gross margin	1,021.6	114.4	162.3	57.9	253.5	1,609.7	41.3		1,651.0
Segment selling, general, administrative and development expense (1)	42.4	24.1	17.5	7.9	30.0	121.9	4.1		126.0
Segment operating profit	$979.2	$90.3	$144.8	$50.0	$223.5	$1,487.8	$37.2		$1,525.0
Stock-based compensation expense								$31.9	31.9
Other selling, general, administrative and development expense								49.3	49.3
Depreciation, amortization and accretion								554.8	554.8
Other expense (2)								68.3	68.3
Income from continuing operations before income taxes									$820.7
Total assets	$27,409.9	$5,140.8	$5,031.5	$11,566.7	$9,240.0	$58,388.9	$88.5	$505.5	$58,982.9
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $31.9 million.
(2)Primarily includes interest expense, partially offset by foreign currency gains.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended June 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$1,087.5	$271.3	$206.0	$34.7	$293.7	$1,893.2	$19.8		$1,913.0
Segment operating expenses (1)	202.4	158.6	69.7	6.8	92.4	529.9	9.4		539.3
Segment gross margin	885.1	112.7	136.3	27.9	201.3	1,363.3	10.4		1,373.7
Segment selling, general, administrative and development expense (1)	37.3	33.5	20.8	4.8	20.3	116.7	2.1		118.8
Segment operating profit	$847.8	$79.2	$115.5	$23.1	$181.0	$1,246.6	$8.3		$1,254.9
Stock-based compensation expense								$27.2	27.2
Other selling, general, administrative and development expense								43.3	43.3
Depreciation, amortization and accretion								454.9	454.9
Other expense (2)								270.0	270.0
Income from continuing operations before income taxes									$459.5
Total assets	$22,416.6	$5,019.7	$4,599.9	$1,609.4	$6,832.9	$40,478.5	$29.1	$1,008.3	$41,515.9
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $26.5 million, respectively.
(2)Primarily includes interest expense.

	Property					Total Property	Services	Other	Total
Six Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$2,464.7	$579.6	$483.7	$132.4	$702.3	$4,362.7	$94.7		$4,457.4
Segment operating expenses	409.7	359.3	166.6	37.7	213.3	1,186.6	35.6		1,222.2
Segment gross margin	2,055.0	220.3	317.1	94.7	489.0	3,176.1	59.1		3,235.2
Segment selling, general, administrative and development expense (1)	81.7	31.2	36.4	13.5	53.3	216.1	8.3		224.4
Segment operating profit	$1,973.3	$189.1	$280.7	$81.2	$435.7	$2,960.0	$50.8		$3,010.8
Stock-based compensation expense								$69.9	69.9
Other selling, general, administrative and development expense								95.5	95.5
Depreciation, amortization and accretion								1,077.3	1,077.3
Other expense (2)								244.8	244.8
Income from continuing operations before income taxes									$1,523.3
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $69.9 million.
(2)Primarily includes interest expense, partially offset by foreign currency gains.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Six Months Ended June 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$2,177.4	$557.9	$431.5	$69.2	$630.4	$3,866.4	$39.7		$3,906.1
Segment operating expenses	392.4	322.6	147.4	13.4	197.6	1,073.4	17.0		1,090.4
Segment gross margin	1,785.0	235.3	284.1	55.8	432.8	2,793.0	22.7		2,815.7
Segment selling, general, administrative and development expense (1)	79.3	66.1	37.9	10.3	46.9	240.5	5.6		246.1
Segment operating profit	$1,705.7	$169.2	$246.2	$45.5	$385.9	$2,552.5	$17.1		$2,569.6
Stock-based compensation expense								$74.9	74.9
Other selling, general, administrative and development expense								87.0	87.0
Depreciation, amortization and accretion								927.2	927.2
Other expense (2)								581.3	581.3
Income from continuing operations before income taxes									$899.2
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
During the fourth quarter of 2020, as a result of the acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”), we updated our reportable segments to rename U.S. property and Asia property to U.S. & Canada property and Asia-Pacific property, respectively. We continue to report our results in six segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services (see note 16 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). The change in reportable segment names was solely reflective of the inclusion of Canada and Australia in our business operations, as a result of the InSite Acquisition, and had no impact on our consolidated financial statements or historical segment financial information for any prior periods.
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to the business encompassing the above as our property operations, which accounted for 97% and 98% of our total revenues for the three and six months ended June 30, 2021, respectively, and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2021:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	218	—	—
United States	27,194	15,429	444
U.S. & Canada total	27,412	15,429	444
Asia-Pacific: (2)
India	75,106	—	977
Philippines (3)	18	—	—
Asia-Pacific total	75,124	—	977
Africa:
Burkina Faso	707	—	—
Ghana	3,334	663	28
Kenya	2,621	—	9
Niger	720	—	—
Nigeria	6,533	—	—
South Africa	2,846	—	—
Uganda	3,515	—	12
Africa total	20,276	663	49
Europe:
France	2,864	310	9
Germany	10,656	—	—
Poland	32	—	—
Spain	11,403	—	—
Europe total	24,955	310	9
Latin America:
Argentina	477	—	10
Brazil	20,886	2,167	109
Chile	3,545	—	137
Colombia	4,985	—	4
Costa Rica	672	—	2
Mexico	9,669	186	92
Paraguay	1,436	—	—
Peru	3,898	447	—
Latin America total	45,568	2,800	354
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communication sites in Australia, which provides recurring cash flow through tenant leasing arrangements.
(3)During the three months ended June 30, 2021, we began operations in the Philippines through the construction of sites therein.

On January 13, 2021, we entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which we agreed to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion Euros (“EUR”) (approximately $9.4 billion at the date of signing) (the “Telxius Acquisition”), subject to certain adjustments. In June 2021, we completed the acquisition of nearly 27,000 communications sites pursuant to the Telxius Acquisition, for total consideration of approximately 7.2 billion EUR (approximately $8.8 billion as of the closing dates), subject to certain post-closing adjustments. As of June 30, 2021, we have received all required government and regulatory approvals and expect the approximately 4,000 remaining communications sites in Germany to close in August 2021.
We operate in six reportable segments: U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 16 to our consolidated and condensed consolidated financial statements included in this Quarterly Report).
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
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and six months ended June 30, 2021 was recurring revenue that we should continue to receive in future periods. Based upon existing tenant leases and foreign currency exchange rates as of June 30, 2021, we expect to generate nearly $64 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2021, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia-Pacific property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the six months ended June 30, 2021, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit, although overall churn rates in India remained elevated relative to historical levels.
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
As further set forth under the caption “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K, the ongoing coronavirus (“COVID-19”) pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our tenants and the demand for our communications sites in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications sites, while ensuring the safety and security of our employees, tenants, vendors and surrounding communities. These measures include providing support for our tenants remotely, supporting continued work-from-home arrangements and restricting travel for our employees where practicable and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, tenants and business partners.
In 2020, as a result of the impact of COVID-19 on global financial markets, we experienced volatility in foreign currency exchange rates in many of the markets in which we operate, although we do not expect significant impacts from exchange rate fluctuations in 2021. If exchange rates become significantly more unfavorable, the impact to our revenue and other future operating results could be material. Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity and duration of the COVID-19 pandemic, the impact of emerging COVID-19 variants, the degree of success of actions taken to contain or treat COVID-19, including the availability and effectiveness of vaccines and treatments, and the reactions by consumers, companies, governmental entities and capital markets to such actions.
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

Results of Operations
Three and Six Months Ended June 30, 2021 and 2020
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$1,233.4	$1,087.5	13%	$2,464.7	$2,177.4	13%
Asia-Pacific	298.2	271.3	10	579.6	557.9	4
Africa	248.0	206.0	20	483.7	431.5	12
Europe	87.8	34.7	153	132.4	69.2	91
Latin America	365.6	293.7	24	702.3	630.4	11
Total property	2,233.0	1,893.2	18	4,362.7	3,866.4	13
Services	65.9	19.8	233	94.7	39.7	139
Total revenues	$2,298.9	$1,913.0	20%	$4,457.4	$3,906.1	14%
Three Months Ended June 30, 2021
U.S. & Canada property segment revenue growth of $145.9 million was attributable to:
• Tenant billings growth of $88.7 million, which was driven by:
• $43.4 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”), primarily related to the InSite Acquisition;
• $33.3 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $14.1 million from contractual escalations, net of churn (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA, beginning in the fourth quarter 2021);
•Partially offset by a decrease of $2.1 million from other tenant billings; and
• An increase of $57.2 million in other revenue, which includes a $47.2 million increase due to straight-line accounting, primarily due to the impact of the T-Mobile MLA.
During the three months ended June 30, 2021, the assets acquired pursuant to the InSite Acquisition generated approximately $38.3 million in U.S. & Canada property revenue.
Asia-Pacific property segment revenue growth of $26.9 million was attributable to:
• An increase of $16.7 million in pass-through revenue; and
• Tenant billings growth of $3.7 million, which was driven by:
• $11.7 million due to colocations and amendments; and
• $6.1 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $13.9 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.2 million from other tenant billings;
• Partially offset by a decrease of $1.9 million in other revenue.
Segment revenue growth included an increase of $8.4 million attributable to the positive impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $42.0 million was attributable to:
• Tenant billings growth of $21.4 million, which was driven by:
• $9.7 million due to colocations and amendments;
• $8.8 million generated from newly acquired or constructed sites;
• $1.7 million from contractual escalations, net of churn; and
• $1.2 million from other tenant billings; and
• An increase of $12.6 million in pass-through revenue;
• Partially offset by a decrease of $1.7 million in other revenue.

Segment revenue growth included an increase of $9.7 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $9.1 million related to fluctuations in South African Rand (“ZAR”), $1.9 million related to fluctuations in West African Franc (“XOF”) and $1.6 million related to fluctuations in Ugandan Shilling (“UGX”), partially offset by negative impacts related to fluctuations in the currencies of our other African markets.
Europe property segment revenue growth of $53.1 million was attributable to:
• Tenant billings growth of $26.5 million, which was driven by:
• $25.1 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange S.A.;
• $1.6 million due to colocations and amendments; and
• $0.1 million from other tenant billings;
• Partially offset by a decrease of $0.3 million resulting from churn in excess of contractual escalations;
• An increase of $12.2 million in other revenue, primarily attributable to the Telxius Acquisition; and
• An increase of $10.4 million in pass-through revenue, primarily attributable to the Telxius Acquisition.
Segment revenue growth included an increase of $4.0 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in EUR. During the three months ended June 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $42.0 million in Europe property revenue.
Latin America property segment revenue growth of $71.9 million was attributable to:
• Tenant billings growth of $25.1 million, which was driven by:
• $8.3 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $8.1 million due to colocations and amendments;
• $7.7 million from contractual escalations, net of churn; and
• $1.0 million from other tenant billings;
• An increase of $13.5 million in other revenue; and
• An increase of $12.3 million in pass-through revenue.
Segment revenue included an increase of $21.0 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $17.6 million related to fluctuations in Mexican Peso (“MXN”), $2.7 million related to fluctuations in Chilean Peso and $1.1 million related to fluctuations in Colombian Peso, partially offset by negative impacts related to fluctuations in the currencies of our other Latin American markets. During the three months ended June 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $10.9 million in Latin America property revenue.
Services segment revenue growth of $46.1 million was primarily attributable to an increase in site application, zoning and permitting services.
Six Months Ended June 30, 2021
U.S. & Canada property segment revenue growth of $287.3 million was attributable to:
• Tenant billings growth of $167.2 million, which was driven by:
• $86.0 million generated from newly acquired or constructed sites, primarily related to the InSite Acquisition;
• $61.2 million due to colocations and amendments; and
• $24.3 million from contractual escalations, net of churn (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA);
•Partially offset by a decrease of $4.3 million from other tenant billings; and
• An increase of $120.1 million in other revenue, which includes a $108.4 million increase due to straight-line accounting, primarily due to the impact of the T-Mobile MLA.
During the six months ended June 30, 2021, the assets acquired pursuant to the InSite Acquisition generated approximately $78.3 million in U.S. & Canada property revenue.
Asia-Pacific property segment revenue growth of $21.7 million was attributable to:
• An increase of $18.2 million in pass-through revenue; and
• Tenant billings growth of $6.8 million, which was driven by:

• $24.6 million due to colocations and amendments; and
• $11.7 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $29.0 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.5 million from other tenant billings; and
• Partially offset by a decrease of $8.4 million in other revenue.
Segment revenue growth included an increase of $5.1 million attributable to the positive impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $52.2 million was attributable to:
• Tenant billings growth of $39.5 million, which was driven by:
• $19.2 million due to colocations and amendments;
• $15.0 million generated from newly acquired or constructed sites;
• $3.4 million from contractual escalations, net of churn; and
• $1.9 million from other tenant billings; and
• An increase of $12.4 million in pass-through revenue;
• Partially offset by a decrease of $5.8 million in other revenue, primarily due to a decrease in tenant settlement payments received attributable to prior tenant cancellations.
Segment revenue growth included an increase of $6.1 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $9.7 million related to fluctuations in ZAR, $3.8 million related to fluctuations in XOF and $1.9 million related to fluctuations in UGX, partially offset by negative impacts related to fluctuations in the currencies of our other African markets, which included, among others, $5.0 million related to fluctuations in Nigerian Naira and $2.4 million related to fluctuations in Kenyan Shilling.
Europe property segment revenue growth of $63.2 million was attributable to:
• Tenant billings growth of $29.8 million, which was driven by:
• $27.4 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange S.A.;
• $2.9 million due to colocations and amendments; and
• $0.2 million from other tenant billings;
• Partially offset by a decrease of $0.7 million resulting from churn in excess of contractual escalations;
• An increase of $15.1 million in other revenue, primarily attributable to the Telxius Acquisition; and
• An increase of $10.5 million in pass-through revenue, primarily attributable to the Telxius Acquisition.
Segment revenue growth included an increase of $7.8 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in EUR. During the six months ended June 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $42.0 million in Europe property revenue.
Latin America property segment revenue growth of $71.9 million was attributable to:
• Tenant billings growth of $46.3 million, which was driven by:
• $16.5 million due to colocations and amendments;
• $16.2 million from contractual escalations, net of churn;
• $11.5 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition; and
• $2.1 million from other tenant billings;
• An increase of $20.3 million in pass-through revenue; and
• An increase of $17.8 million in other revenue.
Segment revenue included a decrease of $12.5 million attributable to the impact of foreign currency translation, which included, among others, negative impacts of $29.7 million related to fluctuations in Brazilian Real and $2.1 million related to fluctuations in Peruvian Sol, partially offset by positive impacts related to fluctuations in the currencies of our other Latin American markets, which included, among others, $14.1 million related to fluctuations in MXN. During the six months ended June 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $10.9 million in Latin America property revenue.
Services segment revenue growth of $55.0 million was primarily attributable to an increase in site application, zoning and permitting services.

Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$1,021.6	$885.1	15%	$2,055.0	$1,785.0	15%
Asia-Pacific	114.4	112.7	2	220.3	235.3	(6)
Africa	162.3	136.3	19	317.1	284.1	12
Europe	57.9	27.9	108	94.7	55.8	70
Latin America	253.5	201.3	26	489.0	432.8	13
Total property	1,609.7	1,363.3	18	3,176.1	2,793.0	14
Services	41.3	10.4	297%	59.1	22.7	160%
Three Months Ended June 30, 2021
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $9.4 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $20.0 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses were also negatively impacted by $5.2 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.3 million. Direct expenses were also negatively impacted by $2.7 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $22.2 million, primarily due to the Telxius Acquisition. Direct expenses were also negatively impacted by $0.9 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $14.0 million, primarily due to the Telxius Acquisition. Direct expenses were also negatively impacted by $5.7 million from the impact of foreign currency translation.
•The increase in services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $15.2 million.
Six Months Ended June 30, 2021
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $17.3 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to an increase in direct expenses of $33.6 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs, partially offset by the increase in revenue described above. Direct expenses were also negatively impacted by $3.1 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $18.6 million. Direct expenses were also negatively impacted by $0.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $22.8 million, primarily due to the Telxius Acquisition. Direct expenses were also negatively impacted by $1.5 million from the impact of foreign currency translation.

•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $20.0 million. Direct expenses also benefited by $4.3 million from the impact of foreign currency translation.
•The increase in services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $18.6 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$42.4	$37.3	14%	$81.7	$79.3	3%
Asia-Pacific	24.1	33.5	(28)	31.2	66.1	(53)
Africa	17.5	20.8	(16)	36.4	37.9	(4)
Europe	7.9	4.8	65	13.5	10.3	31
Latin America	30.0	20.3	48	53.3	46.9	14
Total property	121.9	116.7	4	216.1	240.5	(10)
Services	4.1	2.1	95	8.3	5.6	48
Other	81.2	69.8	16	165.4	160.3	3
Total selling, general, administrative and development expense	$207.2	$188.6	10%	$389.8	$406.4	(4)%
Three Months Ended June 30, 2021
•The increases in our U.S. & Canada and Europe property segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the InSite Acquisition in our U.S. & Canada property segment and the Telxius Acquisition in our Europe property segment.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $13.0 million.
•The decrease in our Africa property segment SG&A was primarily driven by a decrease in bad debt expense of $3.9 million.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $7.8 million, as a result of receivable reserves with a tenant.
•The increase in our services segment SG&A was primarily driven by an increase in personnel costs to support our business.
•The increase in other SG&A was primarily attributable to a increase in stock-based compensation expense of $5.4 million and an increase in corporate SG&A.
Six Months Ended June 30, 2021
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the InSite Acquisition, partially offset by lower canceled construction costs as well as lower travel and discretionary spending as a result of the COVID-19 pandemic and stay-at-home orders.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $37.8 million.
•The decrease in our Africa property segment SG&A was primarily driven by a decrease in bad debt expense of $2.7 million.

•The increase in our Europe property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $8.0 million, as a result of receivable reserves with a tenant, and increased personnel costs to support our business.
•The increase in our services segment SG&A was primarily driven by an increase in personnel costs to support our business.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A, partially offset by a decrease in stock-based compensation expense of $3.4 million.
Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$979.2	$847.8	15%	$1,973.3	$1,705.7	16%
Asia-Pacific	90.3	79.2	14	189.1	169.2	12
Africa	144.8	115.5	25	280.7	246.2	14
Europe	50.0	23.1	116	81.2	45.5	78
Latin America	223.5	181.0	23	435.7	385.9	13
Total property	1,487.8	1,246.6	19	2,960.0	2,552.5	16
Services	37.2	8.3	348%	50.8	17.1	197%
•The increases in operating profit for the three and six months ended June 30, 2021 for our U.S. & Canada, Europe and Latin America property segments and services segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increases in operating profit for the three and six months ended June 30, 2021 for our Africa property segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increase in operating profit for the three months ended June 30, 2021 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment SG&A and an increase in our segment gross margin. The increase in operating profit for the six months ended June 30, 2021 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment SG&A, partially offset by a decrease in our segment gross margin.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Depreciation, amortization and accretion	$554.8	$454.9	22%	$1,077.3	$927.2	16%
The increases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2021 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year periods, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Other operating expenses	$39.8	$38.2	4%	$90.2	$52.4	72%
The increases in other operating expenses during the three and six months ended June 30, 2021 were primarily attributable to an increase in acquisition related costs, including pre-acquisition contingencies and settlements of $35.8 million and $68.8 million, respectively, primarily associated with the Telxius Acquisition.

Total Other Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Total other expense	$28.5	$231.8	(88)%	$154.6	$528.9	(71)%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended June 30, 2021 was primarily due to foreign currency gains of $146.9 million in the current period, as compared to foreign currency losses of $37.8 million in the prior-year period, partially offset by an increase of $16.0 million in interest expense. The decrease in total other expense during the six months ended June 30, 2021 was primarily due to foreign currency gains of $241.6 million in the current period, as compared to foreign currency losses of $103.3 million in the prior-year period, partially offset by an increase of $14.2 million in interest expense. Total other expense during the three and six months ended June 30, 2021 also includes $29.4 million in unrealized gains from equity securities in the United States.
Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Income tax provision	$72.8	$11.1	556%	$123.1	$32.2	282%
Effective tax rate	8.9%	2.4%		8.1%	3.6%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and six months ended June 30, 2021 and 2020 differs from the federal statutory rate.

The increases in the income tax provision during the three and six months ended June 30, 2021 were primarily attributable to increases in foreign earnings, additions to reserves for our existing tax positions and changes in tax law in certain foreign jurisdictions in the current period. The income tax provision for the three and six months ended June 30, 2020 includes a benefit related to the remeasurement of our net deferred tax liabilities in Kenya as a result of a change in tax rate.
Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Net income	$747.9	$448.4	67%	$1,400.2	$867.0	61%
Income tax provision	72.8	11.1	556	123.1	32.2	282
Other (income) expense	(177.6)	42.5	(518)	(272.8)	106.3	(357)
Loss on retirement of long-term obligations	—	—	—	25.7	34.6	(26)
Interest expense	213.7	197.7	8	420.7	406.5	3
Interest income	(7.6)	(8.4)	(10)	(19.0)	(18.5)	3
Other operating expenses	39.8	38.2	4	90.2	52.4	72
Depreciation, amortization and accretion	554.8	454.9	22	1,077.3	927.2	16
Stock-based compensation expense	31.9	27.2	17	69.9	74.9	(7)
Adjusted EBITDA	$1,475.7	$1,211.6	22%	$2,915.3	$2,482.6	17%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Net income	$747.9	$448.4	67%	$1,400.2	$867.0	61%
Real estate related depreciation, amortization and accretion	499.5	403.3	24	966.5	822.8	17
Losses from sale or disposal of real estate and real estate related impairment charges (1)	3.3	36.9	(91)	9.5	44.4	(79)
Adjustments for unconsolidated affiliates and noncontrolling interests	(16.1)	(26.1)	(38)	(36.2)	(52.5)	(31)
Nareit FFO attributable to American Tower Corporation common stockholders	$1,234.6	$862.5	43%	$2,340.0	$1,681.7	39%
Straight-line revenue	(104.8)	(54.6)	92	(224.7)	(110.8)	103
Straight-line expense	15.4	12.2	26	30.4	24.9	22
Stock-based compensation expense	31.9	27.2	17	69.9	74.9	(7)
Deferred portion of income tax	16.4	(21.4)	(177)	60.9	(35.4)	(272)
Non-real estate related depreciation, amortization and accretion	55.3	51.6	7	110.8	104.4	6
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	9.1	8.6	6	17.7	16.5	7
Payment of shareholder loan interest (2)	—	—	—	—	(63.3)	(100)
Other (income) expense (3)	(177.6)	42.5	(518)	(272.8)	106.3	(357)
Loss on retirement of long-term obligations	—	—	—	25.7	34.6	(26)
Other operating expense (4)	36.5	1.3	2,708	80.7	8.0	909
Capital improvement capital expenditures	(35.0)	(28.8)	22	(53.4)	(59.1)	(10)
Corporate capital expenditures	(1.3)	(3.1)	(58)	(2.2)	(4.5)	(51)
Adjustments for unconsolidated affiliates and noncontrolling interests	16.1	26.1	(38)	36.2	52.5	(31)
Consolidated AFFO	$1,096.6	$924.1	19%	$2,219.2	$1,830.7	21%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(17.1)	(26.3)	(35)%	(39.9)	12.5	(419)%
AFFO attributable to American Tower Corporation common stockholders	$1,079.5	$897.8	20%	$2,179.3	$1,843.2	18%
_______________
(1)Included in these amounts for the three and six months ended June 30, 2020 are impairment charges of $32.1 million and $35.8 million, respectively. There are no material impairment charges for the three and six months ended June 30, 2021.
(2)For the six months ended June 30, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN Group Limited’s (“MTN”) redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). This long-term deferred interest payment was previously expensed but excluded from Consolidated AFFO.
(3)Includes gains (losses) on foreign currency exchange rate fluctuations of $146.9 million, ($37.8 million), $241.6 million and ($103.3 million), respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increases in net income for the three and six months ended June 30, 2021 were primarily due to (i) an increase in our operating profit and (ii) a decrease in other expenses, primarily due to foreign currency gains in the current period as compared to foreign currency losses in the prior-year period, partially offset by (i) an increase in depreciation, amortization and accretion expense, (ii) an increase in the income tax provision and (iii) an increase in other operating expense, primarily attributable to acquisition related costs associated with the Telxius Acquisition. Net income for the six months ended June 30, 2021 included a loss on retirement of long-term obligations of $25.7 million, attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the “InSite Debt”), as compared to a loss on retirement of long-term obligations of $34.6 million in the prior-year period, primarily attributable to the repayment of the 5.900% senior unsecured notes due 2021.
The increase in Adjusted EBITDA for the three months ended June 30, 2021 was primarily attributable to the increase in our gross margin, partially offset by the increase in SG&A, excluding the impact of stock-based compensation expense of $13.2 million. The increase in Adjusted EBITDA for the six months ended June 30, 2021 was primarily attributable to the increase in our gross margin and the decrease in SG&A, excluding the impact of stock-based compensation expense of $13.2 million.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended June 30, 2021 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, which was partially offset by (i) increases in cash paid for taxes and cash paid for interest and (ii) an increase in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Europe and Asia-Pacific since the beginning of the prior-year period.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the six months ended June 30, 2021 was primarily attributable to (i) the increase in our operating profit, excluding the impact of straight-line accounting, (ii) decreases in cash paid for interest due to the non-recurrence of the impact of previously deferred interest associated with the shareholder loan, (iii) a decrease in cash paid for taxes and (iv) a decrease in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Europe, Asia-Pacific and Africa since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2021 the “Liquidity and Capital Resources” section of the 2020 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2021, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. During the six months ended June 30, 2021, our significant financing transactions included:
•Entry into the 2021 Delayed Draw Term Loans and the Bridge Loan Commitment (each as defined below).
•Registered public offerings in an aggregate amount of $3.8 billion, including 2.0 billion EUR, of senior unsecured notes with maturities ranging from 2026 to 2033.
•Registered public offering of 9,900,000 shares of our common stock for aggregate net proceeds of $2.4 billion.
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
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2021
Available under the 2021 Multicurrency Credit Facility	$1,456.0
Available under the 2021 Credit Facility	1,340.8
Letters of credit	(4.4)
Total available under credit facilities, net	$2,792.4
Cash and cash equivalents	1,928.0
Total liquidity	$4,720.4
Subsequent to June 30, 2021, we made additional borrowings of $915.0 million under the 2021 Credit Facility.
On July 22, 2021, we gave notice of our intent to draw an additional 125.0 million EUR (approximately $147.1 million as of the date of notice) under the 2021 Multicurrency Credit Facility and 90.0 million EUR (approximately $105.9 million as of the date of notice) under the 2021 Credit Facility, with the funds to be received on July 30, 2021, which we expect to use to fund the closing of the remaining sites pursuant to the Telxius Acquisition.
Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used for):
Operating activities	$2,044.6	$1,788.8
Investing activities	(9,505.6)	(638.8)
Financing activities	7,587.0	(506.8)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	13.4	(115.1)
Net increase in cash and cash equivalents, and restricted cash	$139.4	$528.1
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
In February 2021, we entered into an agreement with Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust, our remaining minority holders in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), to redeem 100% of their combined holdings in ATC TIPL (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report) at a price of INR 175 per share, subject to certain adjustments. Accordingly, we expect to pay an amount equivalent to INR 12.9 billion (approximately $173.6 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, we will hold a 100% ownership interest in ATC TIPL.
In May 2021 and June 2021, in connection with the funding of the Telxius Acquisition, we entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz Capital Partners, on behalf of Allianz insurance companies (“Allianz”) and the Allianz European Infrastructure Fund, for CDPQ and Allianz to acquire 30% and 10% noncontrolling interests, respectively, in subsidiaries whose holdings primarily consist of our operations in France, Germany, Spain and Poland (such subsidiaries collectively, “ATC Europe”), for total aggregate consideration of 2.2 billion EUR (approximately $2.6 billion). Subsequent to June 30, 2021, Allianz elected to increase its noncontrolling interest from 10% to 18% (including acquisition of a portion by an additional Allianz fund) for additional consideration of 0.4 billion EUR (approximately $0.5 billion). We expect the transactions to close in the third quarter of 2021, subject to customary closing conditions, including regulatory approvals. After the completion of the transactions, we will hold a 52% controlling ownership interest in ATC Europe.
As of June 30, 2021, we had total outstanding indebtedness of $35.8 billion, with a current portion of $2.6 billion. During the six months ended June 30, 2021, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and the recently executed 2021 Delayed Draw Term Loans, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2021, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements—In June 2021, we completed the acquisition of nearly 27,000 communications sites under the Telxius Acquisition, for total consideration of approximately 7.2 billion EUR (approximately $8.8 billion as of the closing dates), subject to certain post-closing adjustments. As of June 30, 2021, we have received all required government and regulatory approvals and expect the approximately 4,000 remaining communications sites in Germany to close in August 2021. There were no other material changes to the Material Cash Requirements section of the 2020 Form 10-K.
As of June 30, 2021, we had $1.5 billion of cash and cash equivalents held by our foreign subsidiaries, of which $586.0 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the six months ended June 30, 2021 was primarily attributable to an increase in the operating profit of our property segments, partially offset by an increase in acquisition related costs, primarily associated with the Telxius Acquisition.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2021 are highlighted below:
•We spent $8,882.6 million for acquisitions.
•We spent $620.2 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$279.5
Ground lease purchases (2)	93.0
Capital improvements and corporate expenditures (3)	55.6
Redevelopment	100.0
Start-up capital projects	92.1
Total capital expenditures (4)	$620.2
_______________
(1)Includes the construction of 3,018 communications sites globally.
(2)Includes $16.8 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $3.0 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $2.3 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2021 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$540	to	$570
Ground lease purchases	$230	to	$240
Capital improvements and corporate expenditures	$180	to	$190
Redevelopment	$290	to	$310
Start-up capital projects	$260	to	$290
Total capital expenditures	$1,500	to	$1,600
_______________
(1)Includes the construction of approximately 6,500 to 7,500 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Proceeds from issuance of senior notes, net	$3,828.0	$3,482.9
Proceeds from issuance of equity, net	2,361.8	—
Proceeds from (repayments of) credit facilities, net	2,031.8	(1,319.0)
Proceeds from term loans	2,347.0	1,940.0
Repayments of term loan	(750.0)	(1,000.0)
Repayments of securitized debt (1)	(763.5)	(350.0)
Repayments of senior notes	—	(1,250.0)
Distributions to noncontrolling interest holders, net	(225.7)	(13.6)
Purchase of redeemable noncontrolling interest (2)	(2.5)	(524.4)
Distributions paid on common stock	(1,096.4)	(933.8)
Purchases of common stock	—	(56.0)
___________
(1)As of December 31, 2020, the InSite Debt included $763.5 million aggregate principal amount and a fair value adjustment of $36.5 million. During the six months ended June 30, 2021, we repaid all amounts outstanding under the InSite Debt.

(2)During the six months ended June 30, 2021, we liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption). During the six months ended June 30, 2020, we completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million.
Offerings of Senior Notes
1.600% Senior Notes and 2.700% Senior Notes Offering—On March 29, 2021, we completed a registered public offering of $700.0 million aggregate principal amount of 1.600% senior unsecured notes due 2026 (the “1.600% Notes”) and $700.0 million aggregate principal amount of 2.700% senior unsecured notes due 2031 (the “2.700% Notes”). The net proceeds from this offering were approximately $1,386.3 million, after deducting commissions and estimated expenses. We used all of the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
0.450% Senior Notes, 0.875% Senior Notes and 1.250% Senior Notes Offering—On May 21, 2021, we completed a registered public offering of 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.450% senior unsecured notes due 2027 (the “0.450% Notes”), 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.875% senior unsecured notes due 2029 (the “0.875% Notes”) and 500.0 million EUR ($609.1 million at the date of issuance) aggregate principal amount of 1.250% senior unsecured notes due 2033 (the “1.250% Notes” and, together with the 1.600% Notes, the 2.700% Notes, the 0.450% Notes and the 0.875% Notes, the “Notes”). The net proceeds from this offering were approximately 1,983.1 million EUR (approximately $2,415.8 million at the date of issuance), after deducting commissions and estimated expenses. We used all of the net proceeds to fund the Telxius Acquisition.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
1.600% Notes	$700.0	March 29, 2021	April 15, 2026	1.600%	October 15, 2021	April 15 and October 15	March 15, 2026
2.700% Notes	$700.0	March 29, 2021	April 15, 2031	2.700%	October 15, 2021	April 15 and October 15	January 15, 2031
0.450% Notes (3)	$913.7	May 21, 2021	January 15, 2027	0.450%	January 15, 2022	January 15	November 15, 2026
0.875% Notes (3)	$913.7	May 21, 2021	May 21, 2029	0.875%	May 21, 2022	May 21	February 21, 2029
1.250% Notes (3)	$609.1	May 21, 2021	May 21, 2033	1.250%	May 21, 2022	May 21	February 21, 2033
___________
(1)Accrued and unpaid interest on USD denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months. Interest on EUR denominated notes is payable in EUR annually and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(2)We may redeem the Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes plus a make-whole premium, together with accrued interest to the redemption date. If we redeem the Notes on or after the par call date, we will not be required to pay a make-whole premium.
(3)The 0.450% Notes, the 0.875% Notes and the 1.250% Notes are denominated in EUR. Represents the dollar equivalent of the aggregate principal amount as of the issue date.

If we undergo a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture for the Notes, we may be required to repurchase all of the Notes at a purchase price equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The Notes rank equally with all of our other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of our subsidiaries.
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

Repayment of InSite Debt—The InSite Debt included securitizations entered into by certain InSite subsidiaries. The InSite Debt was recorded at fair value upon acquisition. On January 15, 2021, we repaid the entire amount outstanding under the InSite Debt, plus accrued and unpaid interest up to, but excluding, January 15, 2021, for an aggregate redemption price of $826.4 million, including $2.3 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of approximately $25.7 million, which includes prepayment consideration partially offset by the unamortized fair value adjustment recorded upon acquisition. The repayment of the InSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility and cash on hand.
Bank Facilities
Amendments to Bank Facilities—On February 10, 2021, we amended and restated the 2021 Multicurrency Credit Facility and the 2021 Credit Facility and entered into an amendment agreement with respect to our $1.0 billion unsecured term loan, as amended and restated in December 2019 (as amended, the “2019 Term Loan”).
These amendments, among other things,
i.extend the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
ii.increase the commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to $4.1 billion and $2.9 billion, respectively,
iii.increase the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $6.1 billion and $4.4 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively,
iv.expand the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2021 Credit Facility with a $1.5 billion sublimit,
v.amend the limitation of our permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if we consummate a Qualified Acquisition (as defined in each of the loan agreements for the facilities)),
vi.amend the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of us and our subsidiaries on a consolidated basis and
vii.increase the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
2021 Multicurrency Credit Facility—During the six months ended June 30, 2021, we borrowed an aggregate of $4.5 billion, including an aggregate of 2.2 billion EUR ($2.7 billion as of the borrowing dates), and repaid an aggregate of $1.8 billion of revolving indebtedness under the 2021 Multicurrency Credit Facility. We used the borrowings to fund the Telxius Acquisition, to repay existing indebtedness, including the InSite Debt and the 2020 Term Loan, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the six months ended June 30, 2021, we borrowed an aggregate of $1.9 billion, including an aggregate of 1.1 billion EUR ($1.3 billion as of the borrowing dates), and repaid an aggregate of $2.6 billion of revolving indebtedness under the 2021 Credit Facility. We used the borrowings to fund the Telxius Acquisition and for general corporate purposes. We currently have $0.9 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayment of the 2020 Term Loan—On February 5, 2021, we repaid all amounts outstanding under the 2020 Term Loan with borrowings from the 2021 Multicurrency Credit Facility and cash on hand.

2021 Delayed Draw Term Loans—On February 10, 2021, we entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Telxius Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder and that bears interest at a rate based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.000% above the Euro Interbank Offered Rate (“EURIBOR”) (the “2021 364-Day Delayed Draw Term Loan”) and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which are to be used to fund the Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder and that bears interest at a rate based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.125% above EURIBOR (the “2021 Three Year Delayed Draw Term Loan,” and, together with the 2021 364-Day Delayed Draw Term Loan, the “2021 Delayed Draw Term Loans”).
On May 28, 2021, we borrowed 1.1 billion EUR ($1.3 billion as of the borrowing date) under the 2021 364-Day Delayed Draw Term Loan and 825.0 million EUR ($1.0 billion as of the borrowing date) under the 2021 Three Year Delayed Draw Term Loan. We used the borrowings to fund the Telxius Acquisition.
Bridge Facility—In connection with entering into the Telxius Acquisition, we entered into a commitment letter (the “Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BofA”) pursuant to which BofA had, with respect to bridge financing, committed to provide up to 7.5 billion EUR (approximately $9.1 billion at the date of signing) in bridge loans (the “Bridge Loan Commitment”) to ensure financing for the Telxius Acquisition. Effective February 10, 2021, the Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Delayed Draw Term Loans, as described above. The Bridge Loan Commitment was further reduced as a result of the May 2021 common stock offering, as further described below. Effective May 24, 2021, upon receipt of the proceeds from the issuance of the 0.450% Notes, the 0.875% Notes and the 1.250% Notes, we determined that we had adequate cash resources and undrawn availability under our revolving credit facilities and the 2021 Delayed Draw Term Loans to fund the cash consideration payable in connection with the Telxius Acquisition and terminated the Commitment Letter. We did not make any borrowings under the Bridge Loan Commitment.
As of June 30, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$2,644.0	June 28, 2024	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	$1,559.2	January 31, 2026	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	(5)	$996.0	January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 364-Day Delayed Draw Term Loan	(2)	$1,304.2	May 28, 2022		0.750% - 1.500%	0.000% - 0.500%	1.000% and 0.000%
2021 Three Year Delayed Draw Term Loan	(2)	$978.2	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
___________
(1)Represents interest rate above the London Interbank Offered Rate (“LIBOR”) for LIBOR based borrowings, interest rate above EURIBOR for EURIBOR based borrowings and interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)Currently borrowed at EURIBOR.
(3)Subject to two optional renewal periods.
(4)Currently borrowed at LIBOR for USD denominated borrowings and at EURIBOR for EUR denominated borrowings
(5)Currently borrowed at LIBOR.

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
India Credit Facility—During the six months ended June 30, 2021, we entered into a working capital facility in India with a borrowing capacity of INR 1.0 billion (approximately $13.5 million). The working capital facility is subject to annual renewal and bears interest at a rate equal to the one-month India Treasury Bill rate at the time of borrowing plus a spread. As of June 30, 2021, we have not borrowed under this facility.
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
During the six months ended June 30, 2021, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. During the six months ended June 30, 2021, we received an aggregate of $26.6 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of June 30, 2021, we have not sold any shares of common stock under the 2020 ATM Program.
Common Stock Offering—On May 10, 2021, we completed a registered public offering of 9,000,000 shares of our common stock, par value $0.01 per share, at $244.75 per share. On May 10, 2021, we issued an additional 900,000 shares of our common stock in connection with the underwriters’ exercise in full of their over-allotment option. Aggregate net proceeds from this offering were approximately $2.4 billion after deducting underwriting discounts and estimated offering expenses. We used the net proceeds to finance the Telxius Acquisition.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $10.5 billion to our common stockholders, including the dividend paid in July 2021, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the six months ended June 30, 2021, we paid $2.45 per share, or $1.1 billion, to common stockholders of record. In addition, we declared a distribution of $1.27 per share, or $577.8 million, paid on July 9, 2021 to our common stockholders of record at the close of business on June 18, 2021.

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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2021, the amount accrued for distributions payable related to unvested restricted stock units was $9.2 million. During the six months ended June 30, 2021, we paid $7.3 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of June 30, 2021, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2021 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~ $9.0	~ $1.2
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $15.3 (4)	~ $5.1
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans, the Telxius Acquisition is designated as a Qualified Acquisition, whereby our Total Debt to Adjusted EBITDA ratio was adjusted to not exceed 7.50 to 1.00 for four fiscal quarters following consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of June 30, 2021, $58.4 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June, 30, 2021	DSCR as of June 30, 2021	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$141.2	16.67x	$282.9	$285.6
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$226.6	10.79x	$567.0	$576.0
_______________
(1)Based on the net cash flow of the applicable issuer or borrower as of June 30, 2021 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,534 communications sites that secure the Series 2015-2 Notes or the 5,113 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2021. We have made no material changes to the critical accounting policies described in the 2020 Form 10-K.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, and again in July 2021 with respect to the total charges, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. In September 2020, the Indian Supreme Court defined the expected timeline of ten years for payments owed under the ruling. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1.0 billion as of June 30, 2021, which represents 7% of our consolidated balance of $14.5 billion. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $1.0 billion and $389.2 million, respectively, as of June 30, 2021, which represent 11% and 9% of our consolidated balances of $9.0 billion and $4.2 billion, respectively.
During the six months ended June 30, 2021, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2021, we have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2021 consisted of $2.6 billion under the 2021 Multicurrency Credit Facility, $1.0 billion under the 2019 Term Loan, $1.6 billion under the 2021 Credit Facility, $1.3 billion under the 2021 364-Day Delayed Draw Term Loan, $978.2 million under the 2021 Three Year Delayed Draw Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes and $500.0 million under the interest rate swap agreements related to the 3.000% Notes. A 10% increase in current interest rates would result in an additional $4.8 million of interest expense for the six months ended June 30, 2021.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2021, 42% of our revenues and 48% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2021, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $569.1 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as provided below.
In June 2021, we acquired assets from Telxius, whose financial statements reflect total assets constituting 20% of the consolidated financial statement amounts as of June 30, 2021 and total revenues constituting 2% and 1% of the consolidated financial statement amounts for the three and six months ended June 30, 2021, respectively. We consider Telxius material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Telxius into our internal control structure.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of the 2020 Form 10-K.

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 9, dated as of May 21, 2021, by and among American Tower Corporation, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 0.450% Senior Notes due 2027, the 0.875% Senior Notes due 2029 and the 1.250% Senior Notes due 2033	8-K	001-14195	May 21, 2021	4.1

10.1	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning June 1, 2021) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	Filed herewith as Exhibit 10.1	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: July 29, 2021	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)