Form 10-Q
period 2021-09-30
AMERICAN TOWER CORP /MA/
filed 2021-10-28
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2021.
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
Telephone Number (617) 375-7500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	AMT	New York Stock Exchange
1.375% Senior Notes due 2025	AMT 25A	New York Stock Exchange
1.950% Senior Notes due 2026	AMT 26B	New York Stock Exchange
0.450% Senior Notes due 2027	AMT 27C	New York Stock Exchange
0.400% Senior Notes due 2027	AMT 27D	New York Stock Exchange
0.500% Senior Notes due 2028	AMT 28A	New York Stock Exchange
0.875% Senior Notes due 2029	AMT 29B	New York Stock Exchange
0.950% Senior Notes due 2030	AMT 30C	New York Stock Exchange
1.000% Senior Notes due 2032	AMT 32	New York Stock Exchange
1.250% Senior Notes due 2033	AMT 33	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 21, 2021, there were 455,413,697 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,277.2	$1,746.3
Restricted cash	422.1	115.1
Accounts receivable, net	750.6	511.6
Prepaid and other current assets	592.0	532.6
Total current assets	5,041.9	2,905.6
PROPERTY AND EQUIPMENT, net	14,268.1	12,808.7
GOODWILL	10,480.8	7,282.7
OTHER INTANGIBLE ASSETS, net	18,768.4	13,839.8
DEFERRED TAX ASSET	150.2	123.1
DEFERRED RENT ASSET	2,403.3	2,084.3
RIGHT-OF-USE ASSET	9,021.9	7,789.2
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	395.4	400.1
TOTAL	$60,530.0	$47,233.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$217.4	$139.1
Accrued expenses	1,165.4	1,043.7
Distributions payable	602.2	544.6
Accrued interest	250.2	207.8
Current portion of operating lease liability	734.3	539.9
Current portion of long-term obligations	2,106.4	789.8
Unearned revenue	1,448.2	390.6
Total current liabilities	6,524.1	3,655.5
LONG-TERM OBLIGATIONS	31,439.0	28,497.7
OPERATING LEASE LIABILITY	7,863.2	6,884.4
ASSET RETIREMENT OBLIGATIONS	1,930.2	1,571.3
DEFERRED TAX LIABILITY	1,927.5	859.5
OTHER NON-CURRENT LIABILITIES	1,157.6	984.6
Total liabilities	50,841.6	42,453.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	211.4	212.1
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 466,324 and 455,245 shares issued; and 455,409 and 444,330 shares outstanding, respectively	4.7	4.6
Additional paid-in capital	12,081.3	10,473.7
Distributions in excess of earnings	(960.4)	(1,343.0)
Accumulated other comprehensive loss	(4,432.0)	(3,759.4)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	5,411.2	4,093.5
Noncontrolling interests	4,065.8	474.9
Total equity	9,477.0	4,568.4
TOTAL	$60,530.0	$47,233.5
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Property	$2,368.9	$1,987.6	$6,731.6	$5,854.0
Services	85.4	25.3	180.1	65.0
Total operating revenues	2,454.3	2,012.9	6,911.7	5,919.0
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	693.4	552.1	1,880.0	1,626.5
Services	30.9	10.5	66.5	28.1
Depreciation, amortization and accretion	611.4	473.9	1,688.7	1,401.1
Selling, general, administrative and development expense	205.9	176.0	595.7	582.4
Other operating expenses	85.2	15.3	175.4	67.7
Total operating expenses	1,626.8	1,227.8	4,406.3	3,705.8
OPERATING INCOME	827.5	785.1	2,505.4	2,213.2
OTHER INCOME (EXPENSE):
Interest income	9.4	9.7	28.4	28.2
Interest expense	(226.1)	(190.9)	(646.8)	(597.4)
Loss on retirement of long-term obligations	—	(37.2)	(25.7)	(71.8)
Other income (expense) (including foreign currency gains (losses) of $180.5, $(49.4), $422.1, and $(152.7) respectively)	166.8	(64.5)	439.6	(170.8)
Total other expense	(49.9)	(282.9)	(204.5)	(811.8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	777.6	502.2	2,300.9	1,401.4
Income tax provision	(51.4)	(39.3)	(174.5)	(71.5)
NET INCOME	726.2	462.9	2,126.4	1,329.9
Net (income) loss attributable to noncontrolling interests	(3.2)	1.5	(12.1)	(4.4)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$723.0	$464.4	$2,114.3	$1,325.5
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.59	$1.05	$4.70	$2.99
Diluted net income attributable to American Tower Corporation common stockholders	$1.58	$1.04	$4.68	$2.97
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	455,224	443,766	450,148	443,420
DILUTED	456,977	446,156	451,981	446,008
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$726.2	$462.9	$2,126.4	$1,329.9
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	—	(0.1)	(0.0)	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	—	0.1	0.1	0.2
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0, $(0.0), $(0.0) and $(0.0), respectively.	(622.0)	115.0	(826.9)	(1,222.7)
Other comprehensive (loss) income	(622.0)	115.0	(826.8)	(1,222.7)
Comprehensive income	104.2	577.9	1,299.6	107.2
Comprehensive loss (income) attributable to noncontrolling interests	89.7	(30.2)	94.6	(7.1)
Allocation of accumulated other comprehensive income (loss) resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	—	—	47.5	(142.2)
Comprehensive income (loss) attributable to American Tower Corporation stockholders	$193.9	$547.7	$1,441.7	$(42.1)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,126.4	$1,329.9
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,688.7	1,401.1
Stock-based compensation expense	98.0	99.0
Loss on early retirement of long-term obligations	25.7	71.8
Other non-cash items reflected in statements of operations	(340.8)	248.1
Increase in net deferred rent balances	(324.3)	(178.9)
Right-of-use asset and Operating lease liability, net	13.9	0.2
Changes in unearned revenue	995.1	12.0
Increase in assets	(201.6)	(148.9)
Increase (decrease) in liabilities	59.9	(85.2)
Cash provided by operating activities	4,141.0	2,749.1
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(916.7)	(668.8)
Payments for acquisitions, net of cash acquired	(9,595.3)	(333.6)
Proceeds from sale of short-term investments and other non-current assets	13.8	14.7
Payment for investments in equity securities	(25.0)	—
Deposits and other	(1.3)	17.1
Cash used for investing activities	(10,524.5)	(970.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	7,666.9	5,380.4
Proceeds from issuance of senior notes, net	5,609.4	6,232.1
Proceeds from term loans	2,347.0	1,940.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(10,752.8)	(12,918.1)
Distributions to noncontrolling interest holders	(223.1)	(13.8)
Contributions from noncontrolling interest holders	3,078.2	—
Purchases of common stock	—	(56.0)
Proceeds from stock options and employee stock purchase plan	60.4	82.5
Distributions paid on common stock	(1,674.4)	(1,421.8)
Proceeds from the issuance of common stock, net	2,361.8	—
Payment for early retirement of long-term obligations	(61.9)	(68.2)
Deferred financing costs and other financing activities	(126.2)	(152.1)
Purchase of redeemable noncontrolling interest	(2.5)	(524.4)
Cash provided by (used for) financing activities	8,282.8	(1,519.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(61.4)	(106.9)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	1,837.9	152.2
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	1,861.4	1,578.0
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$3,699.3	$1,730.2
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $35.2 AND $24.2, RESPECTIVELY)	$121.1	$86.0
CASH PAID FOR INTEREST	$576.9	$643.4
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$42.2	$48.7
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(0.4)	$(16.7)
Settlement of third-party debt	$(9.0)	$(5.0)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2020 and 2021	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2020	454,476	$4.5	(10,915)	$(1,282.4)	$10,297.8	$(4,274.5)	$(1,125.1)	$440.0	$4,060.3
Stock-based compensation related activity	629	0.0	—	—	71.8	—	—	—	71.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	83.3	—	18.9	102.2
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.2)	(0.2)
Common stock distributions declared	—	—	—	—	—	—	(508.1)	—	(508.1)
Net income (loss)	—	—	—	—	—	—	464.4	(1.3)	463.1
BALANCE, SEPTEMBER 30, 2020	455,105	$4.5	(10,915)	$(1,282.4)	$10,369.6	$(4,191.2)	$(1,168.8)	$457.4	$4,189.1

BALANCE, JULY 1, 2021	465,946	$4.7	(10,915)	$(1,282.4)	$12,019.8	$(3,902.9)	$(1,085.0)	$1,069.2	$6,823.4
Stock-based compensation related activity	378	0.0	—	—	61.5	—	—	—	61.5
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(529.1)	—	(93.2)	(622.3)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(598.4)	—	(598.4)
Net income	—	—	—	—	—	—	723.0	1.5	724.5
BALANCE, SEPTEMBER 30, 2021	466,324	$4.7	(10,915)	$(1,282.4)	$12,081.3	$(4,432.0)	$(960.4)	$4,065.8	$9,477.0

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2020 and 2021	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2020	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	1,526	0.0	—	—	102.8	—	—	—	102.8
Issuance of common stock- stock purchase plan	38	0.0	—	—	6.9	—	—	—	6.9
Treasury stock activity	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.2)	—	—	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,225.4)	—	21.1	(1,204.3)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(1.9)	(1.9)
Purchase of redeemable noncontrolling interest	—	—	—	—	142.2	(142.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(1,477.5)	—	(1,477.5)
Net income	—	—	—	—	—	—	1,325.5	3.2	1,328.7
BALANCE, SEPTEMBER 30, 2020	455,105	$4.5	(10,915)	$(1,282.4)	$10,369.6	$(4,191.2)	$(1,168.8)	$457.4	$4,189.1

BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity	1,115	0.0	—	—	99.9	—	—	—	99.9
Issuance of common stock- stock purchase plan	38	0.0	—	—	7.7	—	—	—	7.7
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(720.2)	—	(103.3)	(823.5)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest holders	—	—	—	—	(214.9)	—	—	(0.4)	(215.3)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	(0.1)	0.1	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(1,731.7)	—	(1,731.7)
Net income	—	—	—	—	—	—	2,114.3	6.9	2,121.2
BALANCE, SEPTEMBER 30, 2021	466,324	$4.7	(10,915)	$(1,282.4)	$12,081.3	$(4,432.0)	$(960.4)	$4,065.8	$9,477.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.
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
As of September 30, 2021, the Company holds (i) a 92% controlling interest in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), formerly Viom Networks Limited (“Viom”), in India, (ii) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 12) hold the noncontrolling interests), and (iii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest). As of September 30, 2021, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 12 for a discussion of changes to the Company’s noncontrolling interests during the three and nine months ended September 30, 2021.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statement of cash flows is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$3,277.2	$1,626.0
Restricted cash	422.1	104.2
Total cash, cash equivalents and restricted cash	$3,699.3	$1,730.2
The increase in restricted cash during the nine months ended September 30, 2021 is due to advance payments from a tenant.
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
Non-lease revenue—Non-lease revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with tenants for the three and nine months ended September 30, 2021.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$73.2	$2.6	$6.3	$2.1	$35.1	$119.3
Services revenue	85.4	—	—	—	—	85.4
Total non-lease revenue	$158.6	$2.6	$6.3	$2.1	$35.1	$204.7
Property lease revenue	1,158.0	310.9	251.1	173.7	355.9	2,249.6
Total revenue	$1,316.6	$313.5	$257.4	$175.8	$391.0	$2,454.3

Three Months Ended September 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$72.0	$2.3	$3.6	$1.7	$26.7	$106.3
Services revenue	25.3	—	—	—	—	25.3
Total non-lease revenue	$97.3	$2.3	$3.6	$1.7	$26.7	$131.6
Property lease revenue	1,050.3	302.9	216.4	37.0	274.7	1,881.3
Total revenue	$1,147.6	$305.2	$220.0	$38.7	$301.4	$2,012.9

Nine Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$214.9	$6.8	$17.5	$6.0	$100.9	$346.1
Services revenue	180.1	—	—	—	—	180.1
Total non-lease revenue	$395.0	$6.8	$17.5	$6.0	$100.9	$526.2
Property lease revenue	3,481.0	886.3	723.6	302.2	992.4	6,385.5
Total revenue	$3,876.0	$893.1	$741.1	$308.2	$1,093.3	$6,911.7

Nine Months Ended September 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$193.0	$6.8	$9.5	$4.8	$87.9	$302.0
Services revenue	65.0	—	—	—	—	65.0
Total non-lease revenue	$258.0	$6.8	$9.5	$4.8	$87.9	$367.0
Property lease revenue	3,106.7	856.3	642.0	103.1	843.9	5,552.0
Total revenue	$3,364.7	$863.1	$651.5	$107.9	$931.8	$5,919.0

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Property revenue for the three months ended September 30, 2021 and 2020 includes straight-line revenue of $99.6 million and $68.1 million, respectively. Property revenue for the nine months ended September 30, 2021 and 2020 includes straight-line revenue of $324.3 million and $178.9 million, respectively.
Unearned revenue—Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the consolidated balance sheets until the criteria for recognition have been met. The increase in unearned revenue during the nine months ended September 30, 2021 is due to advance payments from a tenant.

Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of September 30, 2021, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Prepaid assets	$89.6	$66.1
Prepaid income tax	91.6	143.7
Unbilled receivables	261.6	176.9
Value added tax and other consumption tax receivables	67.3	66.3
Other miscellaneous current assets	81.9	79.6
Prepaid and other current assets	$592.0	$532.6
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications site or ground space underneath a communications site for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the nine months ended September 30, 2021, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2020 Form 10-K. As of September 30, 2021, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Lessor— Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its tower revenue. Accordingly, the Company assumes that it will have access to the land underneath its tower sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2021 were as follows:

Fiscal Year	Amount (1)
Remainder of 2021	$1,648.0
2022	5,953.2
2023	6,611.2
2024	6,489.2
2025	6,044.5
Thereafter	34,158.8
Total	$60,904.9
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2020 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2021 and 2020.
The Company leases certain land, rooftops and office space under operating leases and land and improvements, towers and vehicles under finance leases. As of September 30, 2021, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the nine months ended September 30, 2021, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the nine months ended September 30, 2021.
Information about other lease-related balances is as follows:

	As of
	September 30, 2021	December 31, 2020
Operating leases:
Right-of-use asset	$9,021.9	$7,789.2

Current portion of lease liability	$734.3	$539.9
Lease liability	7,863.2	6,884.4
Total operating lease liability	$8,597.5	$7,424.3
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	September 30, 2021	December 31, 2020
Operating leases:
Weighted-average remaining lease term (years)	13.0	13.7
Weighted-average incremental borrowing rate	5.3%	5.6%
The following table sets forth the components of lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$295.6	$242.6	$815.3	$731.3
Variable lease costs not included in lease liability (1)	94.3	69.7	248.7	202.3
______________
(1)Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(798.2)	$(732.8)

Non-cash items:
New operating leases (1)	$1,607.2	$125.7
Operating lease modifications and reassessments	$165.3	$573.2
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions, including $1.4 billion related to the Telxius Acquisition (as defined in note 6).

As of September 30, 2021, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of September 30, 2021 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2021	$285.9
2022	1,085.1
2023	1,042.2
2024	993.4
2025	936.1
Thereafter	7,509.8
Total lease payments	11,852.5
Less amounts representing interest	(3,255.0)
Total lease liability	8,597.5
Less current portion of lease liability	734.3
Non-current lease liability	$7,863.2
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property					Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Balance as of January 1, 2021	$4,750.8	$1,016.9	$625.6	$279.1	$608.3	$2.0	$7,282.7
Additions and adjustments (1)	(74.4)	9.5	—	3,177.6	322.4	—	3,435.1
Effect of foreign currency translation	2.4	(16.6)	(3.3)	(176.7)	(42.8)	—	(237.0)
Balance as of September 30, 2021	$4,678.8	$1,009.8	$622.3	$3,280.0	$887.9	$2.0	$10,480.8
_______________
(1)Europe and Latin America consist of additions and measurement period adjustments related to the Telxius Acquisition. U.S. & Canada consists of measurement period adjustments related to the InSite Acquisition. Asia-Pacific consists of $9.2 million of additions related to the Bangladesh acquisition (as discussed in note 15) and measurement period adjustments related to the InSite Acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2021			As of December 31, 2020
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,329.5	$(2,305.1)	$4,024.4	$5,784.0	$(2,117.6)	$3,666.4
Acquired tenant-related intangibles	Up to 20	19,471.9	(4,816.3)	14,655.6	14,322.5	(4,237.5)	10,085.0
Acquired licenses and other intangibles	3-20	99.9	(11.5)	88.4	97.8	(9.4)	88.4
Total other intangible assets		$25,901.3	$(7,132.9)	$18,768.4	$20,204.3	$(6,364.5)	$13,839.8
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
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of September 30, 2021, the remaining weighted average amortization period of the Company’s intangible assets was 16 years. Amortization of intangible assets for the three and nine months ended September 30, 2021 was $318.0 million and $846.2 million, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2020 was $215.1 million and $643.4 million, respectively. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2021	$318.0
2022	1,270.8
2023	1,237.8
2024	1,224.1
2025	1,196.7
2026	1,162.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Accrued construction costs	$96.3	$46.5
Accrued income tax payable	27.2	20.6
Accrued pass-through costs	76.1	67.1
Amounts payable for acquisitions	14.1	58.9
Amounts payable to tenants	78.7	66.4
Accrued property and real estate taxes	246.0	219.1
Accrued rent	77.8	82.6
Payroll and related withholdings	104.9	104.4
Other accrued expenses	444.3	378.1
Total accrued expenses	$1,165.4	$1,043.7
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	September 30, 2021	December 31, 2020	Maturity Date
2020 Term Loan (1) (2)	$—	$749.4	N/A
2021 Multicurrency Credit Facility (1) (3)	1,568.6	—	June 28, 2024
2019 Term Loan (1)	496.3	996.1	January 31, 2025
2021 Credit Facility (1)	—	2,295.0	January 31, 2026
2021 364-Day Delayed Draw Term Loan (1) (3) (4)	787.2	—	May 28, 2022
2021 Three Year Delayed Draw Term Loan (1) (3)	955.1	—	May 28, 2024
2.250% senior notes	601.6	605.1	January 15, 2022
4.70% senior notes (5)	699.6	699.0	March 15, 2022
3.50% senior notes	997.5	996.1	January 31, 2023
3.000% senior notes	714.9	721.9	June 15, 2023
0.600% senior notes	497.6	496.8	January 15, 2024
5.00% senior notes	1,001.0	1,001.3	February 15, 2024
3.375% senior notes	646.6	645.7	May 15, 2024
2.950% senior notes	644.3	643.1	January 15, 2025
2.400% senior notes	745.8	745.0	March 15, 2025
1.375% senior notes (6)	573.6	604.1	April 4, 2025
4.000% senior notes	745.2	744.3	June 1, 2025
1.300% senior notes	496.1	495.4	September 15, 2025
4.400% senior notes	497.5	497.1	February 15, 2026
1.600% senior notes	694.9	—	April 15, 2026
1.950% senior notes (6)	574.2	605.2	May 22, 2026
1.450% senior notes	592.6	—	September 15, 2026
3.375% senior notes	990.8	989.5	October 15, 2026
3.125% senior notes	398.2	397.9	January 15, 2027
2.750% senior notes	745.0	744.3	January 15, 2027
0.450% senior notes (6)	862.1	—	January 15, 2027
3.55% senior notes	745.4	744.8	July 15, 2027
0.500% senior notes (6)	860.3	907.4	January 15, 2028
3.600% senior notes	694.1	693.4	January 15, 2028
1.500% senior notes	645.6	645.1	January 31, 2028

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.950% senior notes	591.3	590.6	March 15, 2029
0.875% senior notes (6)	862.3	—	May 21, 2029
3.800% senior notes	1,634.7	1,633.5	August 15, 2029
2.900% senior notes	742.3	741.7	January 15, 2030
2.100% senior notes	740.9	740.2	June 15, 2030
1.875% senior notes	791.2	790.5	October 15, 2030
2.700% senior notes	693.6	—	April 15, 2031
2.300% senior notes	690.8	—	September 15, 2031
1.000% senior notes (6)	744.9	786.1	January 15, 2032
1.250% senior notes (6)	571.3	—	May 21, 2033
3.700% senior notes	592.0	591.9	October 15, 2049
3.100% senior notes	1,037.9	1,037.7	June 15, 2050
2.950% senior notes	1,021.3	538.2	January 15, 2051
Total American Tower Corporation debt	31,186.2	26,113.4

Series 2013-2A securities (7)	1,297.8	1,296.6	March 15, 2023
Series 2018-1A securities (7)	495.1	494.6	March 15, 2028
Series 2015-2 notes (8)	522.6	522.1	June 16, 2025
InSite Debt (9)	—	800.0	N/A
Other subsidiary debt (10)	11.7	32.9	Various
Total American Tower subsidiary debt	2,327.2	3,146.2
Finance lease obligations	32.0	27.9
Total	33,545.4	29,287.5
Less current portion of long-term obligations	(2,106.4)	(789.8)
Long-term obligations	$31,439.0	$28,497.7
_______________
(1)Accrues interest at a variable rate.
(2)Repaid in full on February 5, 2021 using borrowings from the 2021 Multicurrency Credit Facility (as defined below) and cash on hand.
(3)As of September 30, 2021 reflects borrowings denominated in Euros (“EUR”).
(4)Repaid in full on October 7, 2021, as further discussed in note 17.
(5)Repaid in full on October 18, 2021, as further discussed in note 17.
(6)Notes are denominated in EUR.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(9)Debt entered into by certain InSite subsidiaries acquired in connection with the InSite Acquisition (the “InSite Debt”). On January 15, 2021, all amounts outstanding under the InSite Debt were repaid.
(10)Includes (a) debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of sites in Kenya, which is denominated in USD and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date, and (b) U.S. subsidiary debt related to a seller-financed acquisition. As of December 31, 2020 also included the Colombian credit facility (the “Colombian Credit Facility”), which was denominated in Colombian Pesos and was fully repaid on its maturity date of April 24, 2021. As of September 30, 2021, no amounts remained outstanding under the Colombian Credit Facility.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $600.0 million aggregate principal amount of 2.250% senior unsecured notes due January 15, 2022, (ii) $700.0 million aggregate principal amount of 4.70% senior unsecured notes due March 15, 2022 (the “4.70% Notes”) and (iii) 680.0 million EUR (approximately $787.2 million) in borrowings under the 2021 364-Day Delayed Draw Term Loan (as defined below).
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
0.450% Senior Notes, 0.875% Senior Notes and 1.250% Senior Notes Offering—On May 21, 2021, the Company completed a registered public offering of 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.450% senior unsecured notes due 2027 (the “0.450% Notes”), 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.875% senior unsecured notes due 2029 (the “0.875% Notes”) and 500.0 million EUR ($609.1 million at the date of issuance) aggregate principal amount of 1.250% senior unsecured notes due 2033 (the “1.250% Notes”). The net proceeds from this offering were approximately 1,983.1 million EUR (approximately $2,415.8 million at the date of issuance), after deducting commissions and estimated expenses. The Company used all of the net proceeds to fund its transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition”), as further described in note 15.
1.450% Senior Notes, 2.300% Senior Notes and 2.950% Senior Notes Offering—On September 27, 2021, the Company completed a registered public offering of $600.0 million aggregate principal amount of 1.450% senior unsecured notes due 2026 (the “1.450% Notes”), $700.0 million aggregate principal amount of 2.300% senior unsecured notes due 2031 (the “2.300% Notes”) and $500.0 million aggregate principal amount through a reopening of its 2.950% senior unsecured notes due 2051, originally issued on November 20, 2020 (the “2.950% Notes” and, collectively with the 1.600% Notes, the 2.700% Notes, the 0.450% Notes, the 0.875% Notes, the 1.250% Notes, the 1.450% Notes and the 2.300% Notes, the “Notes”). The net proceeds from this offering were approximately $1,765.1 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2019 Term Loan (as defined below) and for general corporate purposes.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
1.600% Notes	$700.0	March 29, 2021	April 15, 2026	1.600%	October 15, 2021	April 15 and October 15	March 15, 2026
2.700% Notes	$700.0	March 29, 2021	April 15, 2031	2.700%	October 15, 2021	April 15 and October 15	January 15, 2031
0.450% Notes (3)	$913.7	May 21, 2021	January 15, 2027	0.450%	January 15, 2022	January 15	November 15, 2026
0.875% Notes (3)	$913.7	May 21, 2021	May 21, 2029	0.875%	May 21, 2022	May 21	February 21, 2029
1.250% Notes (3)	$609.1	May 21, 2021	May 21, 2033	1.250%	May 21, 2022	May 21	February 21, 2033
1.450% Notes	$600.0	September 27, 2021	September 15, 2026	1.450%	March 15, 2022	March 15 and September 15	August 15, 2026
2.300% Notes	$700.0	September 27, 2021	September 15, 2031	2.300%	March 15, 2022	March 15 and September 15	June 15, 2031
2.950% Notes (4)	$1,050.0	September 27, 2021	January 15, 2051	2.950%	January 15, 2022	January 15 and July 15	July 15, 2050
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
(4)The initial 2.950% Notes were issued on November 20, 2020. The reopened 2.950% Notes were issued on September 27, 2021.

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

Subsequent to September 30, 2021, the Company completed a registered public offering of the 0.400% Notes and the 0.950% Notes, each as defined and further discussed in note 17.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2021, the Company borrowed an aggregate of $4.6 billion, including an aggregate of 2.4 billion EUR ($2.9 billion as of the borrowing dates), and repaid an aggregate of $3.0 billion of revolving indebtedness, including an aggregate of 1.0 billion EUR ($1.2 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions (as defined in note 12), under the 2021 Multicurrency Credit Facility. The Company used the borrowings to fund the Telxius Acquisition, to repay existing indebtedness, including the InSite Debt and its $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”), and for general corporate purposes.

2021 Credit Facility—During the nine months ended September 30, 2021, the Company borrowed an aggregate of $2.9 billion, including an aggregate of 1.2 billion EUR ($1.4 billion as of the borrowing dates), and repaid an aggregate of $5.2 billion of revolving indebtedness, including an aggregate of 1.2 billion EUR ($1.4 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions, under the 2021 Credit Facility. The Company used the borrowings to fund the Telxius Acquisition and for general corporate purposes.
Repayment of the 2020 Term Loan—On February 5, 2021, the Company repaid all amounts outstanding under the 2020 Term Loan using borrowings from the 2021 Multicurrency Credit Facility and cash on hand.
Repayment under the 2019 Term Loan—On September 27, 2021, the Company repaid $500.0 million of indebtedness under the 2019 Term Loan using proceeds from the issuance of the 1.450% Notes, the 2.300% Notes and the 2.950% Notes.
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
On September 16, 2021, the Company repaid 420.0 million EUR ($494.2 million as of the repayment date) under the 2021 364-Day Delayed Draw Term Loan using proceeds from the ATC Europe Transactions. Subsequent to September 30, 2021, the Company repaid all remaining amounts outstanding under the 2021 364-Day Delayed Draw Term Loan, as further discussed in note 17.
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
India Credit Facilities—During the nine months ended September 30, 2021, the Company entered into two working capital facilities in India with an aggregate borrowing capacity of 1.95 billion Indian Rupees (“INR”) (approximately $26.3 million) and one overdraft facility with a borrowing capacity of INR 380.0 million (approximately $5.1 million). The working capital facilities are subject to annual renewals and bear interest at a rate equal to the one-month India Treasury Bill rate at the time of borrowing plus a spread. The overdraft facility bears interest at the Overnight Mumbai Inter-Bank Offer Rate (“MIBOR”) at the time of borrowing plus a spread. As of September 30, 2021, the Company has not borrowed under the facilities.
As of September 30, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan, the 2021 364-Day Delayed Draw Term Loan and the 2021 Three Year Delayed Draw Term Loan were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	1,568.6	$3.5	June 28, 2024	(3)	1.125%	0.110%
2021 Credit Facility	—	$0.9	January 31, 2026	(3)	1.125%	0.110%
2019 Term Loan	496.3	N/A	January 31, 2025		1.125%	N/A
2021 364-Day Delayed Draw Term Loan	787.2	N/A	May 28, 2022		1.000%	0.110%
2021 Three Year Delayed Draw Term Loan	955.1	N/A	May 28, 2024		1.125%	0.110%
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2021			December 31, 2020
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$17.5	—	—	$29.2	—
Investments in equity securities (1)	$50.5	—	—	—	$6.0	—
Liabilities:
Fair value of debt related to interest rate swap agreements (2)	$19.1	—	—	$31.4	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and nine months ended September 30, 2021, the Company recognized unrealized (losses) gains of $(9.9) million and $19.5 million, respectively, for equity securities held as of September 30, 2021.
(2)Included in the carrying values of the corresponding debt obligations.

During the nine months ended September 30, 2021, the Company made no changes to the methods described in note 12 to its consolidated financial statements included in the 2020 Form 10-K that it used to measure the fair value of its interest rate swap agreements. On April 24, 2021, the interest rate swap agreement with certain lenders under the Colombian Credit Facility (the “Colombia Interest Rate Swap”) expired upon maturity of the underlying debt. As of September 30, 2021, there were no amounts outstanding under the Colombia Interest Rate Swap.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three and nine months ended September 30, 2021 and 2020. There were no other items measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021 or 2020.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2021 and December 31, 2020 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2021 and December 31, 2020, the carrying value of long-term obligations, including the current portion, was $33.5 billion and $29.3 billion, respectively. As of September 30, 2021, the fair value of long-term obligations, including the current portion, was $34.8 billion, of which $28.6 billion was measured using Level 1 inputs and $6.2 billion was measured using Level 2 inputs. As of December 31, 2020, the fair value of long-term obligations, including the current portion, was $31.4 billion, of which $24.0 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs.
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
The increase in the income tax provision during the three months ended September 30, 2021 was primarily attributable to net additions to reserves for the Company’s existing tax positions. The increase in the income tax provision during the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
nine months ended September 30, 2021 was primarily attributable to increases in foreign earnings, net additions to reserves for the Company’s existing tax positions and changes in tax law in certain foreign jurisdictions in the current period. The income tax provision for the three and nine months ended September 30, 2020 includes a benefit related to the remeasurement of the Company’s net deferred tax liabilities in Kenya as a result of a change in tax rate.

As of September 30, 2021 and December 31, 2020, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $89.9 million and $105.9 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2021 includes (i) additions to the Company’s existing tax positions of $12.9 million and $22.6 million, respectively, (ii) reductions due to foreign currency exchange rate fluctuations of $3.3 million and $2.9 million, respectively, (iii) reductions to the Company’s prior year tax positions of $21.6 million and $39.7 million, respectively, (iv) reductions due to statute of limitations of $1.6 million and $3.6 million, respectively, and (v) reductions to the Company’s prior year tax positions due to settlements of $8.8 million for each of the three and nine months ended September 30, 2021. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 13 to the Company’s consolidated financial statements included in the 2020 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $24.7 million.

The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Penalties and income tax-related interest expense (1)	$9.6	$6.6	$43.1	$9.3
_______________
(1)Nine months ended September 30, 2021 reflects an increase of $16.6 million due to a reclassification of unrecognized tax benefits to penalties and income tax-related interest expense.

As of September 30, 2021 and December 31, 2020, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $76.4 million and $34.4 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2021, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.9 million shares of common stock under the 2007 Plan. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2021 and 2020, the Company recorded and capitalized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (1)	2020 (2)	2021 (1)	2020 (2)
Stock-based compensation expense	$28.1	$24.1	$98.0	$99.0
_______________
(1)For the three and nine months ended September 30, 2021, stock-based compensation expense consisted of $28.1 million and $98.0 million, respectively, included in selling, general, administrative and development expense.
(2)For the three and nine months ended September 30, 2020, stock-based compensation expense consisted of (i) $0.4 million and $1.4 million, respectively, included in Property costs of operations, (ii) $0.3 million and $0.9 million, respectively, included in Services costs of operations and (iii) $23.4 million and $96.7 million, respectively, included in selling, general, administrative and development expense. For the three and nine

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
months ended September 30, 2020, stock-based compensation expense capitalized as property and equipment was $0.4 million and $1.3 million, respectively.
Stock Options—As of September 30, 2021, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the nine months ended September 30, 2021 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2021	2,016,261
Exercised	(629,515)
Forfeited	—
Expired	—
Outstanding as of September 30, 2021	1,386,746
Restricted Stock Units—As of September 30, 2021, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $149.9 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2021, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 98,694 PSUs (the “2021 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2020 and 2019, the Compensation Committee granted an aggregate of 110,925 PSUs (the “2020 PSUs”) and 114,823 PSUs (the “2019 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2021 PSUs, the 2020 PSUs and the 2019 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2021 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2021 (1)	1,245,075	320,510
Granted (2)	546,698	98,694
Vested and Released (3)	(564,397)	(162,882)
Forfeited	(46,649)	—
Outstanding as of September 30, 2021	1,180,727	256,322
Vested and deferred as of September 30, 2021 (4)	17,121	—
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
During the three and nine months ended September 30, 2021, the Company recorded $6.8 million and $16.4 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2021 was $7.5 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
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
During the nine months ended September 30, 2021, the Company made no changes to the methods of determining redemption value described in note 15 to its consolidated financial statements included in the 2020 Form 10-K.
During the year ended December 31, 2020, the Company redeemed 100% of Tata Teleservices and Tata Sons’ remaining combined holdings of ATC TIPL for total consideration of INR 24.8 billion ($337.3 million at the date of redemption). As a result of the redemption, the Company’s controlling interest in ATC TIPL increased from 79% to 92% and the noncontrolling interest decreased from 21% to 8%.
During the nine months ended September 30, 2021, the Company entered into an agreement with Macquarie to redeem 100% of their combined holdings in ATC TIPL at a price of INR 175 per share, subject to certain adjustments. Accordingly, the Company expects to pay an amount equivalent to INR 12.9 billion (approximately $173.8 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, the Company will hold a 100% ownership interest in ATC TIPL.
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
In 2019, the Company entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owned and operated wireless communications towers in France. During the nine months ended September 30, 2021, the Company liquidated its interests in Eure-et-Loir for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The changes in Redeemable noncontrolling interests were as follows:

	Nine Months Ended September 30,
	2021	2020
Balance as of January 1,	$212.1	$1,096.5
Net income attributable to noncontrolling interests	4.0	11.2
Adjustment to noncontrolling interest redemption value	1.2	(10.0)
Purchase of redeemable noncontrolling interest	(2.5)	(524.4)
Foreign currency translation adjustment attributable to noncontrolling interests	(3.4)	(18.4)
Balance as of September 30,	$211.4	$554.9
11.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2021, the Company received an aggregate of $60.4 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2021, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the nine months ended September 30, 2021, there were no repurchases under either of the Buyback Programs. As of September 30, 2021, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of September 30, 2021, the Company has not made any repurchases under the 2017 Buyback.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Distributions—During the nine months ended September 30, 2021, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 16, 2021	October 15, 2021	September 28, 2021	$1.31	$596.6
May 27, 2021	July 9, 2021	June 18, 2021	$1.27	$577.8
March 4, 2021	April 29, 2021	April 13, 2021	$1.24	$551.5
December 3, 2020	February 2, 2021	December 28, 2020	$1.21	$537.6
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the nine months ended September 30, 2020, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

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
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2021, the amount accrued for distributions payable related to unvested restricted stock units was $10.9 million. During the nine months ended September 30, 2021 and 2020, the Company paid $7.5 million and $7.8 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
12.    NONCONTROLLING INTERESTS
Dividend to noncontrolling interest— Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the year ended December 31, 2020, the subsidiary that primarily consisted of the Company’s operations in France, Germany and Poland (“Former ATC Europe”) declared a dividend of 13.2 million EUR (approximately $16.2 million accrued as of December 31, 2020) payable in cash to the Company and PGGM in proportion to their respective equity interests in Former ATC Europe. The dividend was paid on January 6, 2021.
Purchase of Interests—During the nine months ended September 30, 2021, the Company purchased the remaining minority interests held in a subsidiary in the United States for total consideration of $6.0 million. The purchase price was settled with unregistered shares of the Company’s common stock, in lieu of cash. The Company now owns 100% of the subsidiary as a result of the purchase.
Reorganization of European Interests—During the nine months ended September 30, 2021, in connection with the funding of the Telxius Acquisition, the Company completed a reorganization of its subsidiaries in Europe. As part of the reorganization, PGGM converted its previously held 49% noncontrolling interest in Former ATC Europe into noncontrolling interests in new subsidiaries, consisting of the Company's operations in Germany and Spain, inclusive of the assets acquired pursuant to the Telxius Acquisition. The reorganization included cash consideration paid to PGGM of 178.0 million EUR (approximately $214.9 million). The reorganization is reflected in the consolidated statements of equity as (i) a reduction in Additional Paid-in Capital of $648.4 million and (ii) an increase in Noncontrolling Interests of $601.0 million, and in the consolidated statements of comprehensive income (loss) as an increase in Comprehensive income attributable to American Tower Corporation stockholders of $47.4 million.
CDPQ and Allianz Partnerships—During the nine months ended September 30, 2021, the Company entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire 30% and 18% noncontrolling interests, respectively, in ATC Europe (the “ATC Europe Transactions”). The Company completed the ATC Europe Transactions during the three months ended September 2021 for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing). After the completion of the ATC Europe Transactions, the Company holds a 52% controlling ownership interest in ATC Europe.
As of September 30, 2021, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—During the three months ended September 30, 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (“BDT”) (approximately $10.6 million at the date of closing) through a joint venture partnership with Confidence Group (which holds a 49% noncontrolling interest in KTBL).
The changes in noncontrolling interests were as follows:

Nine Months Ended September 30,
2021
Balance as of January 1,	$474.9
ATC Europe Transactions (1)	3,078.2
Bangladesh partnership (2)	10.2
Adjustment to noncontrolling interest due to reorganization (3)	601.0
Redemption of noncontrolling interest (4)	(1.7)
Net income attributable to noncontrolling interests	6.9
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(103.3)
Distributions to noncontrolling interest holders	(0.4)
Balance as of September 30,	$4,065.8
_______________
(1)Represents the impact of contributions received from CDPQ and Allianz described above on Noncontrolling interests as of September 30, 2021. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(2)Represents the impact of contributions made by the Company to establish the joint venture in Bangladesh described above on Noncontrolling interests as of September 30, 2021. Reflected within Purchase of noncontrolling interest in the consolidated statements of equity.
(3)Represents the impact of the reorganization of European interests described above on Noncontrolling interests as of September 30, 2021.
(4)Represents the impact of the purchase of interests described above on Noncontrolling interests as of September 30, 2021.
13.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to American Tower Corporation common stockholders	$723.0	$464.4	$2,114.3	$1,325.5
Basic weighted average common shares outstanding	455,224	443,766	450,148	443,420
Dilutive securities	1,753	2,390	1,833	2,588
Diluted weighted average common shares outstanding	456,977	446,156	451,981	446,008
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.59	$1.05	$4.70	$2.99
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.58	$1.04	$4.68	$2.97

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	—	0	—	1
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,000 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2021, the Company has purchased an aggregate of approximately 400 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.0 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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
15.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the nine months ended September 30, 2021 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
The Company evaluates each of its acquisitions under the accounting guidance framework to determine whether to treat an acquisition as an asset acquisition or a business combination. For those transactions treated as asset acquisitions, the purchase price is allocated to the assets acquired, with no recognition of goodwill.
For those acquisitions accounted for as business combinations, the Company recognizes acquisition and merger related expenses in the period in which they are incurred and services are received; for transactions accounted for as asset acquisitions, these costs are capitalized as part of the purchase price. Acquisition and merger related costs may include finder’s fees, advisory, legal, accounting, valuation and other professional or consulting fees and general administrative costs directly related to completing the transaction. Integration costs include incremental and non-recurring costs necessary to convert data and systems, retain employees and otherwise enable the Company to operate acquired businesses or assets efficiently. The Company records acquisition and merger related expenses for business combinations, as well as integration costs for all acquisitions, in Other operating expenses in the consolidated statements of operations.
During the three and nine months ended September 30, 2021 and 2020, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisition and merger related expenses	$25.3	$0.7	$88.8	$11.1
Integration costs	$6.9	$7.0	$32.9	$16.1
During the nine months ended September 30, 2021 and 2020, the Company also recorded benefits of $4.4 million and $4.6 million, respectively, related to pre-acquisition contingencies and settlements. The increase in acquisition and merger related costs during the three and nine months ended September 30, 2021 was primarily associated with the Telxius Acquisition.
2021 Transactions
The estimated aggregate impact of the acquisitions completed in 2021 on the Company’s revenues and gross margin for the three months ended September 30, 2021 was approximately $170.2 million and $91.3 million, respectively, and for the nine months ended September 30, 2021 was approximately $226.2 million and $116.2 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new tenants to such sites subsequent to the transaction date.

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
On August 2, 2021, the Company completed the acquisition of the approximately 4,000 remaining communications sites in Germany pursuant to the Telxius Acquisition for 0.6 billion EUR (approximately $0.7 billion at the date of closing).
Of the aggregate purchase price, 229.4 million EUR (approximately $265.6 million), including post-closing adjustments, of deferred payments are due in September 2025 and August 2026 and are reflected in Other non-current liabilities in the consolidated balance sheet as of September 30, 2021. The acquired operations in Germany and Spain are included in the Europe property segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination and is subject to post-closing adjustments.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019 and an additional 530 communications sites pursuant to this agreement during the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company completed the acquisition of an additional 156 communications sites pursuant to this agreement for an aggregate total purchase price of $44.5 million (as of the dates of acquisition), including value added tax, which are being accounted for as an acquisition of assets and are included in the table below in “Other.” The remaining communications sites are expected to continue to close in tranches, subject to certain closing conditions.
Bangladesh Acquisition—During the three months ended September 30, 2021, the Company acquired a 51% controlling interest in KTBL for 900 million BDT (approximately $10.6 million at the date of closing) through a joint venture partnership with Confidence Group (which holds a 49% noncontrolling interest in KTBL). This acquisition is being accounted for as a business combination and is subject to post-closing adjustments. This acquisition is included in the table below in “Other.”
Other Acquisitions—During the nine months ended September 30, 2021, the Company acquired a total of 718 communications sites as well as other communications infrastructure assets in the United States, France, Mexico, Nigeria, Peru and Poland, including 180 communications sites in connection with the Company’s agreement with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $326.9 million. Of the aggregate purchase price, $8.5 million is reflected as a payable in the consolidated balance sheet as of September 30, 2021. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2021 acquisitions based upon their estimated fair value at the date of acquisition:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Telxius Acquisition	Other (1)
Current assets	$289.0	$25.9
Property and equipment	1,417.7	119.2
Intangible assets (2):
Tenant-related intangible assets	5,391.2	190.8
Network location intangible assets	675.8	55.9
Other intangible assets	—	—
Other non-current assets	1,380.3	39.2
Current liabilities	(331.9)	(11.4)
Deferred tax liability	(1,227.5)	—
Other non-current liabilities	(1,504.8)	(36.6)
Net assets acquired	6,089.8	383.0
Goodwill (3)	3,500.0	9.2
Fair value of net assets acquired	9,589.8	392.2
Debt assumed	—	—
Noncontrolling interest	—	(10.2)
Purchase price	$9,589.8	$382.0
_______________
(1)Includes 21 sites in Peru held pursuant to long-term finance leases.
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.
(3)The Company expects goodwill to be partially deductible for tax purposes.

Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. The Company completed the acquisition of 564 of these communications sites during the year ended December 31, 2020. Subsequent to September 30, 2021, the Company completed the acquisition of an additional 157 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
2020 Transactions
InSite Acquisition—On December 23, 2020, the Company acquired 100% of the outstanding units of IWG Holdings, LLC, the parent company of InSite, which owned, operated and managed approximately 3,000 communications sites in the U.S. and Canada. The portfolio included approximately 1,400 owned towers in the United States, over 200 owned towers in Canada and approximately 40 DAS networks in the United States. In addition, the portfolio included more than 600 land parcels under communications sites in the United States, Canada and Australia, as well as approximately 400 rooftop sites. The total consideration for the InSite Acquisition, including cash acquired, the repayment and assumption of certain debt held by InSite, was approximately $3.5 billion, subject to certain post-closing adjustments. The InSite Acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the nine months ended September 30, 2021, certain adjustments were made to increase assets by $6.8 million and reduce liabilities by $67.3 million, primarily related to deferred tax liabilities, with a corresponding decrease in goodwill of $74.1 million and there were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pro forma revenues	$2,460.9	$2,203.1	$7,224.5	$6,460.1
Pro forma net income attributable to American Tower Corporation common stockholders	$721.9	$392.1	$2,144.9	$1,106.4
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.59	$0.86	$4.72	$2.44
Diluted net income attributable to American Tower Corporation common stockholders	$1.58	$0.86	$4.70	$2.43
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
As of September 30, 2021, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Asia-Pacific: property operations in Australia, Bangladesh, India and the Philippines;
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property					Total Property	Services	Other	Total
Three Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$1,231.2	$313.5	$257.4	$175.8	$391.0	$2,368.9	$85.4		$2,454.3
Segment operating expenses	221.4	187.1	88.2	73.0	123.7	693.4	30.9		724.3
Segment gross margin	1,009.8	126.4	169.2	102.8	267.3	1,675.5	54.5		1,730.0
Segment selling, general, administrative and development expense (1)	48.1	21.5	16.5	12.8	26.3	125.2	3.8		129.0
Segment operating profit	$961.7	$104.9	$152.7	$90.0	$241.0	$1,550.3	$50.7		$1,601.0
Stock-based compensation expense								$28.1	28.1
Other selling, general, administrative and development expense								48.8	48.8
Depreciation, amortization and accretion								611.4	611.4
Other expense (2)								135.1	135.1
Income from continuing operations before income taxes									$777.6
Total assets	$27,375.0	$5,164.2	$4,965.4	$12,123.2	$8,764.1	$58,391.9	$100.9	$2,037.2	$60,530.0
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $28.1 million.
(2)Primarily includes interest expense, partially offset by foreign currency gains.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Three Months Ended September 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$1,122.3	$305.2	$220.0	$38.7	$301.4	$1,987.6	$25.3		$2,012.9
Segment operating expenses (1)	207.3	167.1	74.1	7.7	95.5	551.7	10.2		561.9
Segment gross margin	915.0	138.1	145.9	31.0	205.9	1,435.9	15.1		1,451.0
Segment selling, general, administrative and development expense (1)	38.3	24.1	18.5	5.3	20.9	107.1	4.2		111.3
Segment operating profit	$876.7	$114.0	$127.4	$25.7	$185.0	$1,328.8	$10.9		$1,339.7
Stock-based compensation expense								$24.1	24.1
Other selling, general, administrative and development expense								41.3	41.3
Depreciation, amortization and accretion								473.9	473.9
Other expense (2)								298.2	298.2
Income from continuing operations before income taxes									$502.2
Total assets	$22,610.8	$5,142.3	$4,645.3	$1,743.7	$6,855.4	$40,997.5	$35.1	$429.6	$41,462.2
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $0.7 million and $23.4 million, respectively.
(2)Primarily includes interest expense.

	Property					Total Property	Services	Other	Total
Nine Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$3,695.9	$893.1	$741.1	$308.2	$1,093.3	$6,731.6	$180.1		$6,911.7
Segment operating expenses	631.1	546.4	254.8	110.7	337.0	1,880.0	66.5		1,946.5
Segment gross margin	3,064.8	346.7	486.3	197.5	756.3	4,851.6	113.6		4,965.2
Segment selling, general, administrative and development expense (1)	129.8	52.7	52.9	26.3	79.6	341.3	12.1		353.4
Segment operating profit	$2,935.0	$294.0	$433.4	$171.2	$676.7	$4,510.3	$101.5		$4,611.8
Stock-based compensation expense								$98.0	98.0
Other selling, general, administrative and development expense								144.3	144.3
Depreciation, amortization and accretion								1,688.7	1,688.7
Other expense (2)								379.9	379.9
Income from continuing operations before income taxes									$2,300.9
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $98.0 million.
(2)Primarily includes interest expense, partially offset by foreign currency gains.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property					Total Property	Services	Other	Total
Nine Months Ended September 30, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$3,299.7	$863.1	$651.5	$107.9	$931.8	$5,854.0	$65.0		$5,919.0
Segment operating expenses (1)	599.7	489.7	221.5	21.1	293.1	1,625.1	27.2		1,652.3
Segment gross margin	2,700.0	373.4	430.0	86.8	638.7	4,228.9	37.8		4,266.7
Segment selling, general, administrative and development expense (1)	117.6	90.2	56.4	15.6	67.8	347.6	9.8		357.4
Segment operating profit	$2,582.4	$283.2	$373.6	$71.2	$570.9	$3,881.3	$28.0		$3,909.3
Stock-based compensation expense								$99.0	99.0
Other selling, general, administrative and development expense								128.3	128.3
Depreciation, amortization and accretion								1,401.1	1,401.1
Other expense (2)								879.5	879.5
Income from continuing operations before income taxes									$1,401.4
_______________
(1)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.3 million and $96.7 million, respectively.
(2)Primarily includes interest expense.
17.    SUBSEQUENT EVENTS
Data Centers Acquisition—On October 5, 2021, the Company completed the acquisition of two multi-tenant data centers in the United States for total consideration of approximately $201 million. A preliminary purchase price allocation is not available due to the timing of the closing.
0.400% Senior Notes and 0.950% Senior Notes Offering—On October 5, 2021, the Company completed a registered public offering of 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.400% senior unsecured notes due 2027 (the “0.400% Notes”) and 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.950% senior unsecured notes due 2030 (the “0.950% Notes”). The net proceeds from this offering were approximately 987.7 million EUR (approximately $1,145.6 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay EUR denominated existing indebtedness under the 2021 Multicurrency Credit Facility and the 2021 364-Day Delayed Draw Term Loan.
The 0.400% Notes will mature on February 15, 2027 and bear interest at a rate of 0.400% per annum. The 0.950% Notes will mature on October 5, 2030 and bear interest at a rate of 0.950% per annum. Accrued and unpaid interest on the 0.400% Notes will be payable in EUR in arrears on February 15 of each year, beginning on February 15, 2022. Accrued and unpaid interest on the 0.950% Notes will be payable in EUR in arrears on October 5 of each year, beginning on October 5, 2022. Interest on the 0.400% Notes and the 0.950% Notes will accrue from October 5, 2021 and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.

The Company may redeem the 0.400% Notes and the 0.950% Notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the 0.400% Notes and the 0.950% Notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the 0.400% Notes on or after December 15, 2026 or the 0.950% Notes on or after July 5, 2030, the Company will not be required to pay a make-whole premium. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the supplemental indenture, it may be required to repurchase all of the 0.400% Notes and the 0.950% Notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The 0.400% Notes and the 0.950% Notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.

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
Repayment of the 2021 364-Day Delayed Draw Term Loan—On October 7, 2021, the Company repaid all amounts outstanding under the 2021 364-Day Delayed Draw Term Loan using proceeds from the issuance of the 0.400% Notes and the 0.950% Notes.
Repayment of 4.70% Senior Notes—On October 18, 2021, the Company redeemed all of the 4.70% Notes at a price equal to 101.7270% of the principal amount, plus accrued and unpaid interest up to, but excluding October 18, 2021, for an aggregate redemption price of approximately $715.1 million, including $3.0 million in accrued and unpaid interest. The Company expects to record a loss on retirement of long-term obligations of approximately $12.4 million, which includes prepayment consideration of $12.1 million and the associated unamortized discount and deferred financing costs. The redemption was funded with cash on hand. Upon completion of this redemption, none of the 4.70% Notes remained outstanding.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators. We refer to the business encompassing the above as our property operations, which accounted for 97% of our total revenues for each of the three and nine months ended September 30, 2021 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2021:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	218	—	—
United States	27,252	15,370	446
U.S. & Canada total	27,470	15,370	446
Asia-Pacific: (2)
Bangladesh (3)	76	—	—
India	74,727	—	946
Philippines	23	—	—
Asia-Pacific total	74,826	—	946
Africa:
Burkina Faso	707	—	—
Ghana	3,330	661	28
Kenya	2,725	—	9
Niger	747	—	—
Nigeria	6,637	—	—
South Africa	2,865	—	—
Uganda	3,621	—	12
Africa total	20,632	661	49
Europe:
France	2,962	310	9
Germany	14,706	—	—
Poland	44	—	—
Spain	11,436	—	—
Europe total	29,148	310	9
Latin America:
Argentina	480	—	11
Brazil	20,768	2,088	109
Chile	3,733	—	137
Colombia	4,981	—	6
Costa Rica	682	—	2
Mexico	9,787	186	92
Paraguay	1,438	—	—
Peru	3,901	450	—
Latin America total	45,770	2,724	357
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia, which provides recurring cash flow through tenant leasing arrangements.
(3)During the three months ended September 30, 2021, we began operations in Bangladesh (see note 12 to our consolidated and condensed consolidated financial statements included in this Quarterly Report).

On January 13, 2021, we entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which we agreed to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion Euros (“EUR”) (approximately $9.4 billion at the date of signing) (the “Telxius Acquisition”), subject to certain adjustments. We completed the acquisition of nearly 27,000 communications sites in June 2021 and acquired the approximately 4,000 remaining communications sites in Germany in August 2021, for total consideration of approximately 7.9 billion EUR (approximately $9.6 billion as of the closing dates), subject to certain post-closing adjustments.
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
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and nine months ended September 30, 2021 was recurring revenue that we should continue to receive in future periods. Based upon existing tenant leases and foreign currency exchange rates as of September 30, 2021, we expect to generate nearly $61 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting. Most of our tenant leases have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2021, churn was approximately 3% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia-Pacific property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the nine months ended September 30, 2021, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit, although overall churn rates in India remained elevated relative to historical levels.
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

Results of Operations
Three and Nine Months Ended September 30, 2021 and 2020
(in millions, except percentages)
Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$1,231.2	$1,122.3	10%	$3,695.9	$3,299.7	12%
Asia-Pacific	313.5	305.2	3	893.1	863.1	3
Africa	257.4	220.0	17	741.1	651.5	14
Europe	175.8	38.7	354	308.2	107.9	186
Latin America	391.0	301.4	30	1,093.3	931.8	17
Total property	2,368.9	1,987.6	19	6,731.6	5,854.0	15
Services	85.4	25.3	238	180.1	65.0	177
Total revenues	$2,454.3	$2,012.9	22%	$6,911.7	$5,919.0	17%
Three Months Ended September 30, 2021
U.S. & Canada property segment revenue growth of $108.9 million was attributable to:
• Tenant billings growth of $87.1 million, which was driven by:
• $43.3 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”), primarily related to the InSite Acquisition;
• $34.2 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $11.2 million from contractual escalations, net of churn (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA, beginning in the fourth quarter of 2021);
•Partially offset by a decrease of $1.6 million from other tenant billings; and
• An increase of $21.8 million in other revenue, which includes a $30.2 million increase due to straight-line accounting, primarily due to the impact of the T-Mobile MLA.
During the three months ended September 30, 2021, the assets acquired pursuant to the InSite Acquisition generated approximately $37.5 million in U.S. & Canada property revenue.
Asia-Pacific property segment revenue growth of $8.3 million was attributable to:
• An increase of $8.4 million in pass-through revenue; and
• Tenant billings growth of $7.6 million, which was driven by:
• $12.3 million due to colocations and amendments; and
• $6.6 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $11.2 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.1 million from other tenant billings;
• Partially offset by a decrease of $9.1 million in other revenue, primarily due to tenant settlements in the prior-year period.
Segment revenue growth included an increase of $1.4 million, attributable to the positive impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $37.4 million was attributable to:
• Tenant billings growth of $26.7 million, which was driven by:
• $11.6 million generated from newly acquired or constructed sites;
• $10.2 million due to colocations and amendments;
• $3.9 million from contractual escalations, net of churn; and
• $1.0 million from other tenant billings; and
• An increase of $14.7 million in pass-through revenue;
• Partially offset by a decrease of $6.4 million in other revenue.

Segment revenue growth included an increase of $2.4 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $5.6 million related to fluctuations in South African Rand (“ZAR”) and $1.1 million related to fluctuations in Ugandan Shilling, partially offset by negative impacts related to fluctuations in the currencies of our other African markets, which included, among others, $2.8 million related to fluctuations in Nigerian Naira (“NGN”).
Europe property segment revenue growth of $137.1 million was attributable to:
• Tenant billings growth of $79.9 million, which was driven by:
• $78.1 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange S.A.; and
• $2.3 million due to colocations and amendments;
• Partially offset by a decrease of $0.5 million resulting from churn in excess of contractual escalations;
• An increase of $56.6 million in pass-through revenue, primarily attributable to the Telxius Acquisition; and
• An increase of $0.3 million in other revenue.
Segment revenue growth included an increase of $0.3 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in EUR. During the three months ended September 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $131.9 million in Europe property revenue.
Latin America property segment revenue growth of $89.6 million was attributable to:
• Tenant billings growth of $33.6 million, which was driven by:
• $19.2 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $8.4 million due to colocations and amendments;
• $5.5 million from contractual escalations, net of churn; and
• $0.5 million from other tenant billings;
• An increase of $25.2 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil and the Telxius Acquisition; and
• An increase of $16.0 million in other revenue as a result of a tenant settlement in Brazil.
Segment revenue growth included an increase of $14.8 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $12.0 million related to fluctuations in Mexican Peso (“MXN”) and $4.8 million related to fluctuations in the Brazilian Real (“BRL”), partially offset by negative impacts related to fluctuations in the currencies of our other Latin American markets. During the three months ended September 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $31.2 million in Latin America property revenue.
Services segment revenue growth of $60.1 million was primarily attributable to an increase in site application, zoning and permitting services.
Nine Months Ended September 30, 2021
U.S. & Canada property segment revenue growth of $396.2 million was attributable to:
• Tenant billings growth of $254.4 million, which was driven by:
• $129.3 million generated from newly acquired or constructed sites, primarily related to the InSite Acquisition;
• $95.3 million due to colocations and amendments; and
• $35.5 million from contractual escalations, net of churn (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA, beginning in the fourth quarter of 2021);
•Partially offset by a decrease of $5.7 million from other tenant billings; and
• An increase of $141.8 million in other revenue, which includes a $138.7 million increase due to straight-line accounting, primarily due to the impact of the T-Mobile MLA.
During the nine months ended September 30, 2021, the assets acquired pursuant to the InSite Acquisition generated approximately $115.8 million in U.S. & Canada property revenue.
Asia-Pacific property segment revenue growth of $30.0 million was attributable to:

• An increase of $26.6 million in pass-through revenue; and
• Tenant billings growth of $14.3 million, which was driven by:
• $37.0 million due to colocations and amendments; and
• $18.3 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $40.2 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.8 million from other tenant billings; and
• Partially offset by a decrease of $17.6 million in other revenue, primarily due to tenant settlements in the prior-year period.
Segment revenue growth included an increase of $6.7 million attributable to the positive impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $89.6 million was attributable to:
• Tenant billings growth of $66.2 million, which was driven by:
• $29.4 million due to colocations and amendments;
• $26.6 million generated from newly acquired or constructed sites;
• $7.3 million from contractual escalations, net of churn; and
• $2.9 million from other tenant billings; and
• An increase of $27.1 million in pass-through revenue;
• Partially offset by a decrease of $12.2 million in other revenue, primarily due to an increase in revenue reserves and a decrease in tenant settlements attributable to prior tenant cancellations.
Segment revenue growth included an increase of $8.5 million, attributable to the impact of foreign currency translation, which included, among others, positive impacts of $15.3 million related to fluctuations in ZAR and $4.0 million related to fluctuations in West African Franc, partially offset by negative impacts related to fluctuations in the currencies of our other African markets, which included, among others, $7.8 million related to fluctuations in NGN.
Europe property segment revenue growth of $200.3 million was attributable to:
• Tenant billings growth of $109.6 million, which was driven by:
• $105.5 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange S.A.; and
• $5.2 million due to colocations and amendments;
• Partially offset by a decrease of $1.1 million resulting from churn in excess of contractual escalations;
• An increase of $67.0 million in pass-through revenue, primarily attributable to the Telxius Acquisition; and
• An increase of $15.4 million in other revenue, attributable to straight-line accounting, the Telxius Acquisition and increases in back-billing.
Segment revenue growth included an increase of $8.3 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in EUR. During the nine months ended September 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $173.9 million in Europe property revenue.
Latin America property segment revenue growth of $161.5 million was attributable to:
• Tenant billings growth of $79.9 million, which was driven by:
• $30.7 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $24.8 million due to colocations and amendments;
• $21.7 million from contractual escalations, net of churn; and
• $2.7 million from other tenant billings;
• An increase of $45.5 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil and the Telxius Acquisition; and
• An increase of $33.8 million in other revenue as a result of a tenant settlement in Brazil.
Segment revenue growth included an increase of $2.3 million, attributable to the impact of foreign currency translation, which included, among others, a positive impact of $26.1 million related to fluctuations in MXN, partially offset by a negative impact of $24.9 million related to fluctuations in BRL. During the nine months ended September 30, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $42.1 million in Latin America property revenue.

Services segment revenue growth of $115.1 million was primarily attributable to an increase in site application, zoning and permitting services.
Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$1,009.8	$915.0	10%	$3,064.8	$2,700.0	14%
Asia-Pacific	126.4	138.1	(8)	346.7	373.4	(7)
Africa	169.2	145.9	16	486.3	430.0	13
Europe	102.8	31.0	232	197.5	86.8	128
Latin America	267.3	205.9	30	756.3	638.7	18
Total property	1,675.5	1,435.9	17	4,851.6	4,228.9	15
Services	54.5	15.1	261%	113.6	37.8	201%
Three Months Ended September 30, 2021
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $14.1 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to an increase in direct expenses of $19.1 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs, partially offset by the increase in revenue described above. Direct expenses were also negatively impacted by $0.9 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $13.9 million. Direct expenses were also negatively impacted by $0.2 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $65.3 million, primarily due to the Telxius Acquisition. Direct expenses were not materially impacted by foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $24.9 million, primarily due to the Telxius Acquisition. Direct expenses were also negatively impacted by $3.3 million from the impact of foreign currency translation.
•The increase in services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $20.7 million.
Nine Months Ended September 30, 2021
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $31.4 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to an increase in direct expenses of $52.7 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs, partially offset by the increase in revenue described above. Direct expenses were also negatively impacted by $4.0 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $32.5 million. Direct expenses were also negatively impacted by $0.8 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $88.1 million, primarily due to the Telxius

Acquisition. Direct expenses were also negatively impacted by $1.5 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $44.9 million, including expenses related to the Telxius Acquisition. Direct expenses also benefited by $1.0 million from the impact of foreign currency translation.
•The increase in services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $39.3 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$48.1	$38.3	26%	$129.8	$117.6	10%
Asia-Pacific	21.5	24.1	(11)	52.7	90.2	(42)
Africa	16.5	18.5	(11)	52.9	56.4	(6)
Europe	12.8	5.3	142	26.3	15.6	69
Latin America	26.3	20.9	26	79.6	67.8	17
Total property	125.2	107.1	17	341.3	347.6	(2)
Services	3.8	4.2	(10)	12.1	9.8	23
Other	76.9	64.7	19	242.3	225.0	8
Total selling, general, administrative and development expense	$205.9	$176.0	17%	$595.7	$582.4	2%
Three Months Ended September 30, 2021
•The increases in our U.S. & Canada and Europe property segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the InSite Acquisition in our U.S. & Canada property segment and the Telxius Acquisition in our Europe property segment.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $6.7 million.
•The decrease in our Africa property segment SG&A was primarily driven by a decrease in bad debt expense of $5.9 million.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $3.0 million, as a result of receivable reserves with a tenant.
•Our services segment SG&A was relatively consistent as compared to the prior-year period.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A and an increase in stock-based compensation expense of $4.7 million.
Nine Months Ended September 30, 2021
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the InSite Acquisition, partially offset by lower canceled construction costs.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $44.5 million.
•The decrease in our Africa property segment SG&A was primarily driven by a decrease in bad debt expense of $8.6 million.

•The increase in our Europe property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $11.0 million, as a result of receivable reserves with a tenant.
•The increase in our services segment SG&A was primarily driven by an increase in personnel costs to support our business.
•The increase in other SG&A was primarily attributable to an increase in corporate SG&A and an increase in stock-based compensation expense of $1.3 million.
Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Property
U.S. & Canada	$961.7	$876.7	10%	$2,935.0	$2,582.4	14%
Asia-Pacific	104.9	114.0	(8)	294.0	283.2	4
Africa	152.7	127.4	20	433.4	373.6	16
Europe	90.0	25.7	250	171.2	71.2	140
Latin America	241.0	185.0	30	676.7	570.9	19
Total property	1,550.3	1,328.8	17	4,510.3	3,881.3	16
Services	50.7	10.9	365%	101.5	28.0	263%
•The increases in operating profit for the three and nine months ended September 30, 2021 for our U.S. & Canada, Europe and Latin America property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decrease in operating profit for the three months ended September 30, 2021 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A. The increase in operating profit for the nine months ended September 30, 2021 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment SG&A, partially offset by a decrease in our segment gross margin.
•The increases in operating profit for the three and nine months ended September 30, 2021 for our Africa property segment were primarily attributable to increases in our segment gross margin and decreases in our segment SG&A.
•The increases in operating profit for the three and nine months ended September 30, 2021 for our services segment were primarily attributable to increases in our segment gross margin.

Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Depreciation, amortization and accretion	$611.4	$473.9	29%	$1,688.7	$1,401.1	21%
The increases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2021 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year periods, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Other operating expenses	$85.2	$15.3	457%	$175.4	$67.7	159%
The increase in other operating expenses during the three months ended September 30, 2021 was primarily attributable to an increase in impairment expense of $41.1 million and an increase in acquisition related costs, including pre-acquisition contingencies and settlements of $25.8 million. The increase in other operating expenses during the nine months ended September 30, 2021 was primarily attributable to an increase in acquisition related costs, including pre-acquisition contingencies and settlements of $94.7 million, primarily associated with the Telxius Acquisition, and an increase in impairment expense of $4.5 million.
Total Other Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Total other expense	$49.9	$282.9	(82)%	$204.5	$811.8	(75)%
Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the three months ended September 30, 2021 was primarily due to foreign currency gains of $180.5 million in the current period, as compared to foreign currency losses of $49.4 million in the prior-year period and a decrease in loss on retirement of debt of $37.2 million attributable to the repayment of our 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and our 3.450% senior unsecured notes due 2021 (the “3.450% Notes”) in the prior year period, partially offset by an increase of $35.2 million in interest expense.
The decrease in total other expense during the nine months ended September 30, 2021 was primarily due to foreign currency gains of $422.1 million in the current period, as compared to foreign currency losses of $152.7 million in the prior-year period and a loss on retirement of debt of $25.7 million in the current period attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the “InSite Debt”), as compared to a loss $71.8 million in the prior-year period attributable to the repayment of our 5.900% senior unsecured notes due 2021 (the “5.900% Notes”), the 3.300% Notes and the 3.450% Notes, partially offset by an increase of $49.4 million in interest expense. Total other expense during the nine months ended September 30, 2021 also includes $19.5 million in unrealized gains from equity securities in the United States.

Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Income tax provision	$51.4	$39.3	31%	$174.5	$71.5	144%
Effective tax rate	6.6%	7.8%		7.6%	5.1%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for the three and nine months ended September 30, 2021 and 2020 differs from the federal statutory rate.
The increase in the income tax provision during the three months ended September 30, 2021 was primarily attributable to net additions to reserves for our existing tax positions. The increase in the income tax provision for the nine months ended September 30, 2021 was primarily attributable to increases in foreign earnings, net additions to reserves for our existing tax positions and changes in tax law in certain foreign jurisdictions in the current period. The income tax provision for the three and nine months ended September 30, 2020 includes a benefit related to the remeasurement of our net deferred tax liabilities in Kenya as a result of a change in tax rate.
Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Net income	$726.2	$462.9	57%	$2,126.4	$1,329.9	60%
Income tax provision	51.4	39.3	31	174.5	71.5	144
Other (income) expense	(166.8)	64.5	(359)	(439.6)	170.8	(357)
Loss on retirement of long-term obligations	—	37.2	(100)	25.7	71.8	(64)
Interest expense	226.1	190.9	18	646.8	597.4	8
Interest income	(9.4)	(9.7)	(3)	(28.4)	(28.2)	1
Other operating expenses	85.2	15.3	457	175.4	67.7	159
Depreciation, amortization and accretion	611.4	473.9	29	1,688.7	1,401.1	21
Stock-based compensation expense	28.1	24.1	17	98.0	99.0	(1)
Adjusted EBITDA	$1,552.2	$1,298.4	20%	$4,467.5	$3,781.0	18%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2021	2020		2021	2020
Net income	$726.2	$462.9	57%	$2,126.4	$1,329.9	60%
Real estate related depreciation, amortization and accretion	550.2	421.2	31	1,516.7	1,244.0	22
Losses from sale or disposal of real estate and real estate related impairment charges (1)	55.4	9.9	460	64.9	54.3	20
Adjustments for unconsolidated affiliates and noncontrolling interests	(23.5)	(20.5)	15	(59.7)	(73.0)	(18)
Nareit FFO attributable to American Tower Corporation common stockholders	$1,308.3	$873.5	50%	$3,648.3	$2,555.2	43%
Straight-line revenue	(99.6)	(68.1)	46	(324.3)	(178.9)	81
Straight-line expense	13.0	12.9	1	43.4	37.8	15
Stock-based compensation expense	28.1	24.1	17	98.0	99.0	(1)
Deferred portion of income tax	(7.5)	20.9	(136)	53.4	(14.5)	(468)
Non-real estate related depreciation, amortization and accretion	61.2	52.7	16	172.0	157.1	9
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	9.7	7.9	23	27.4	24.4	12
Payment of shareholder loan interest (2)	—	—	—	—	(63.3)	(100)
Other (income) expense (3)	(166.8)	64.5	(359)	(439.6)	170.8	(357)
Loss on retirement of long-term obligations	—	37.2	(100)	25.7	71.8	(64)
Other operating expense (4)	29.8	5.4	452	110.5	13.4	725
Capital improvement capital expenditures	(40.4)	(26.8)	51	(93.8)	(85.9)	9
Corporate capital expenditures	(1.5)	(2.6)	(42)	(3.7)	(7.1)	(48)
Adjustments for unconsolidated affiliates and noncontrolling interests	23.5	20.5	15	59.7	73.0	(18)
Consolidated AFFO	$1,157.8	$1,022.1	13%	$3,377.0	$2,852.8	18%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(18.7)	(25.2)	(26)%	(58.6)	(12.7)	361%
AFFO attributable to American Tower Corporation common stockholders	$1,139.1	$996.9	14%	$3,318.4	$2,840.1	17%
_______________
(1)Included in these amounts are impairment charges of $47.1 million, $6.0 million, $46.3 million and $41.8 million, respectively.
(2)For the nine months ended September 30, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN Group Limited’s (“MTN”) redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). This long-term deferred interest payment was previously expensed but excluded from Consolidated AFFO.
(3)Includes (gains) losses on foreign currency exchange rate fluctuations of ($180.5 million), $49.4 million, ($422.1 million) and $152.7 million, respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increases in net income for the three and nine months ended September 30, 2021 were primarily due to (i) an increase in our operating profit and (ii) a decrease in other expenses, primarily due to foreign currency gains in the current period as compared to foreign currency losses in the prior-year period, partially offset by (i) an increase in depreciation, amortization and accretion expense, (ii) an increase in other operating expense, primarily attributable to acquisition related costs associated with the Telxius Acquisition, and (iii) an increase in the income tax provision. Net income for the nine months ended September 30, 2021 included a loss on retirement of long-term obligations of $25.7 million, attributable to the repayment of the InSite Debt. Net income for the three and nine months ended September 30, 2020 included a loss on retirement of long-term obligations of $37.2 million and $71.8 million, respectively, attributable to the repayment of the 5.900% Notes, the 3.300% Notes and the 3.450% Notes.
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2021 was primarily attributable to the increase in our gross margin, partially offset by the increase in SG&A, excluding the impact of stock-based compensation expense of $25.2 million and $12.0 million, respectively.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended September 30, 2021 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, which was partially offset by (i) increases in cash paid for taxes and cash paid for interest and (ii) an increase in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Europe and Asia-Pacific since the beginning of the prior-year period.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the nine months ended September 30, 2021 was primarily attributable to (i) the increase in our operating profit, excluding the impact of straight-line accounting, and (ii) decreases in cash paid for interest due to the non-recurrence of the impact of previously deferred interest associated with the shareholder loan, partially offset by (i) an increase in cash paid for taxes and (ii) an increase in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Europe, Asia-Pacific and Africa since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2021 the “Liquidity and Capital Resources” section of the 2020 Form 10-K and should be read in conjunction with that report.
Overview
During the nine months ended September 30, 2021, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. During the nine months ended September 30, 2021, our significant financing transactions included:
•Entry into the 2021 Delayed Draw Term Loans and the Bridge Loan Commitment (each as defined below).
•Registered public offerings in an aggregate amount of $5.6 billion, including 2.0 billion EUR, of senior unsecured notes with maturities ranging from 2026 to 2051.
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
•Repayment of 420.0 million EUR (approximately $494.2 million at the repayment date) under the 2021 364-Day Delayed Draw Term Loan (as defined below).
•Repayment of $500.0 million of indebtedness under our $1.0 billion unsecured term loan, as amended and restated in December 2019 and as further amended (the “2019 Term Loan”).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2021
Available under the 2021 Multicurrency Credit Facility	$2,531.4
Available under the 2021 Credit Facility	2,900.0
Letters of credit	(4.4)
Total available under credit facilities, net	$5,427.0
Cash and cash equivalents	3,277.2
Total liquidity	$8,704.2
Subsequent to September 30, 2021, we made additional borrowings of $540.0 million under the 2021 Credit Facility and repayments of 310.0 million EUR (approximately $379.9 million at the repayment date) under the 2021 Multicurrency Credit Facility.
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used for):
Operating activities	$4,141.0	$2,749.1
Investing activities	(10,524.5)	(970.6)
Financing activities	8,282.8	(1,519.4)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(61.4)	(106.9)
Net increase in cash and cash equivalents, and restricted cash	$1,837.9	$152.2
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
In February 2021, we entered into an agreement with Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust, our remaining minority holders in ATC Telecom Infrastructure Private Limited (“ATC TIPL”), to redeem 100% of their combined holdings in ATC TIPL (see note 10 to our consolidated and condensed consolidated financial statements included in this Quarterly Report) at a price of INR 175 per share, subject to certain adjustments. Accordingly, we expect to pay an amount equivalent to INR 12.9 billion (approximately $173.8 million) to redeem the shares in 2021, subject to regulatory approval. After the completion of the redemption, we will hold a 100% ownership interest in ATC TIPL.
In May 2021 and June 2021, in connection with the funding of the Telxius Acquisition, we entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire 30% and 18% noncontrolling interests, respectively, in subsidiaries whose holdings consist of our operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (the “ATC Europe Transactions”). We completed the ATC Europe Transactions in September 2021 for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing). After the completion of the ATC Europe Transactions, we hold a 52% controlling ownership interest in ATC Europe.
As of September 30, 2021, we had total outstanding indebtedness of $33.8 billion, with a current portion of $2.1 billion. During the nine months ended September 30, 2021, we generated sufficient cash flow from operations, together with borrowings under our credit facilities and the recently executed 2021 Delayed Draw Term Loans, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2021, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements—During the nine months ended September 30, 2021, we completed the acquisition of approximately 31,000 communications sites under the Telxius Acquisition, for total consideration of approximately 7.9 billion EUR (approximately $9.6 billion as of the closing dates), subject to certain post-closing adjustments. There were no other material changes to the Material Cash Requirements section of the 2020 Form 10-K.
As of September 30, 2021, we had $1.8 billion of cash and cash equivalents held by our foreign subsidiaries, of which $821.6 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the nine months ended September 30, 2021 was primarily attributable to an increase in unearned revenue due to advance payments from a tenant and an increase in the operating profit of our property segments, partially offset by an increase in acquisition related costs, primarily associated with the Telxius Acquisition.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2021 are highlighted below:
•We spent $9,595.3 million for acquisitions.
•We spent $941.2 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$389.8
Ground lease purchases (2)	150.1
Capital improvements and corporate expenditures (3)	97.5
Redevelopment	171.3
Start-up capital projects	132.5
Total capital expenditures (4)	$941.2
_______________
(1)Includes the construction of 4,475 communications sites globally.
(2)Includes $25.0 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $4.0 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $4.5 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2021 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$555	to	$585
Ground lease purchases	$230	to	$240
Capital improvements and corporate expenditures	$180	to	$190
Redevelopment	$290	to	$310
Start-up capital projects	$245	to	$275
Total capital expenditures	$1,500	to	$1,600
_______________
(1)Includes the construction of approximately 6,500 to 7,500 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Proceeds from issuance of senior notes, net	$5,609.4	$6,232.1
Proceeds from issuance of equity, net	2,361.8	—
Repayments of credit facilities, net	(559.0)	(1,976.0)
Proceeds from term loans	2,347.0	1,940.0
Repayments of term loans	(1,744.2)	(2,190.0)
Repayments of securitized debt (1)	(763.5)	(350.0)
Repayments of senior notes	—	(2,650.0)
Contributions from noncontrolling interest holders (2)	3,078.2	—
Distributions to noncontrolling interest holders (3)	(223.1)	(13.8)
Purchase of redeemable noncontrolling interest (4)	(2.5)	(524.4)
Distributions paid on common stock	(1,674.4)	(1,421.8)
Purchases of common stock	—	(56.0)
___________
(1)As of December 31, 2020, the InSite Debt included $763.5 million aggregate principal amount and a fair value adjustment of $36.5 million. During the nine months ended September 30, 2021, we repaid all amounts outstanding under the InSite Debt.

(2)For the nine months ended September 30, 2021, includes $3.1 billion of contributions received from CDPQ and Allianz in connection with the ATC Europe Transactions.
(3)For the nine months ended September 30, 2021, includes $214.9 million of cash consideration paid to PGGM in connection with the reorganization of our subsidiaries in Europe.
(4)During the nine months ended September 30, 2021, we liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption). During the nine months ended September 30, 2020, we completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million.
Repayment of 4.70% Senior Notes—On October 18, 2021, we redeemed all of the $700.0 million aggregate principal amount of our 4.70% senior unsecured notes due March 15, 2022 (the “4.70% Notes”) at a price equal to 101.7270% of the principal amount, plus accrued and unpaid interest up to, but excluding October 18, 2021, for an aggregate redemption price of approximately $715.1 million, including $3.0 million in accrued and unpaid interest. We expect to record a loss on retirement of long-term obligations of approximately $12.4 million, which includes prepayment consideration of $12.1 million and the associated unamortized discount and deferred financing costs. The redemption was funded with cash on hand. Upon completion of this redemption, none of the 4.70% Notes remained outstanding.
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
0.450% Senior Notes, 0.875% Senior Notes and 1.250% Senior Notes Offering—On May 21, 2021, we completed a registered public offering of 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.450% senior unsecured notes due 2027 (the “0.450% Notes”), 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.875% senior unsecured notes due 2029 (the “0.875% Notes”) and 500.0 million EUR ($609.1 million at the date of issuance) aggregate principal amount of 1.250% senior unsecured notes due 2033 (the “1.250% Notes”). The net proceeds from this offering were approximately 1,983.1 million EUR (approximately $2,415.8 million at the date of issuance), after deducting commissions and estimated expenses. We used all of the net proceeds to fund the Telxius Acquisition.
1.450% Senior Notes, 2.300% Senior Notes and 2.950% Senior Notes Offering—On September 27, 2021, we completed a registered public offering of $600.0 million aggregate principal amount of 1.450% senior unsecured notes due 2026 (the “1.450% Notes”), $700.0 million aggregate principal amount of 2.300% senior unsecured notes due 2031 (the “2.300% Notes”) and $500.0 million aggregate principal amount through a reopening of our 2.950% senior unsecured notes due 2051, originally issued on November 20, 2020 (the “2.950% Notes”). The net proceeds from this offering were approximately $1,765.1 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2019 Term Loan and for general corporate purposes.
0.400% Senior Notes and 0.950% Senior Notes Offering—On October 5, 2021, we completed a registered public offering of 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.400% senior unsecured notes due 2027 (the “0.400% Notes”) and 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.950% senior unsecured notes due 2030 (the “0.950% Notes” and, collectively with the 1.600% Notes, the 2.700% Notes, the 0.450% Notes, the 0.875% Notes, the 1.250% Notes, the 1.450% Notes, the 2.300% Notes, the 2.950% Notes and the 0.400% Notes, the “Notes”). The net proceeds from this offering were approximately 987.7 million EUR (approximately $1,145.6 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing EUR denominated indebtedness under the 2021 Multicurrency Credit Facility and the 2021 364-Day Delayed Draw Term Loan.

The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
1.600% Notes	$700.0	March 29, 2021	April 15, 2026	1.600%	October 15, 2021	April 15 and October 15	March 15, 2026
2.700% Notes	$700.0	March 29, 2021	April 15, 2031	2.700%	October 15, 2021	April 15 and October 15	January 15, 2031
0.450% Notes (3)	$913.7	May 21, 2021	January 15, 2027	0.450%	January 15, 2022	January 15	November 15, 2026
0.875% Notes (3)	$913.7	May 21, 2021	May 21, 2029	0.875%	May 21, 2022	May 21	February 21, 2029
1.250% Notes (3)	$609.1	May 21, 2021	May 21, 2033	1.250%	May 21, 2022	May 21	February 21, 2033
1.450% Notes	$600.0	September 27, 2021	September 15, 2026	1.450%	March 15, 2022	March 15 and September 15	August 15, 2026
2.300% Notes	$700.0	September 27, 2021	September 15, 2031	2.300%	March 15, 2022	March 15 and September 15	June 15, 2031
2.950% Notes (4)	$1,050.0	September 27, 2021	January 15, 2051	2.950%	January 15, 2022	January 15 and July 15	July 15, 2050
0.400% Notes (3)	$579.9	October 5, 2021	February 15, 2027	0.400%	February 15, 2022	February 15	December 15, 2026
0.950% Notes (3)	$579.9	October 5, 2021	October 5, 2030	0.950%	October 5, 2022	October 5	July 5, 2030
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
(3)The 0.450% Notes, the 0.875% Notes, the 1.250% Notes, the 0.400% Notes and the 0.950% Notes are denominated in EUR. Represents the dollar equivalent of the aggregate principal amount as of the issue date.
(4)The initial 2.950% Notes were issued on November 20, 2020. The reopened 2.950% Notes were issued on September 27, 2021.

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
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2021, we borrowed an aggregate of $4.6 billion, including an aggregate of 2.4 billion EUR ($2.9 billion as of the borrowing dates), and repaid an aggregate of $3.0 billion of revolving indebtedness, including an aggregate of 1.0 billion EUR ($1.2 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions, under the 2021 Multicurrency Credit Facility. We used the borrowings to fund the Telxius Acquisition, to repay existing indebtedness, including the InSite Debt and the 2020 Term Loan, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the nine months ended September 30, 2021, we borrowed an aggregate of $2.9 billion, including an aggregate of 1.2 billion EUR ($1.4 billion as of the borrowing dates), and repaid an aggregate of $5.2 billion of revolving indebtedness, including an aggregate of 1.2 billion EUR ($1.4 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions, under the 2021 Credit Facility. We used the borrowings to fund the Telxius Acquisition and for general corporate purposes. We currently have $0.9 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayment of the 2020 Term Loan—On February 5, 2021, we repaid all amounts outstanding under the 2020 Term Loan using borrowings from the 2021 Multicurrency Credit Facility and cash on hand.
Repayment under the 2019 Term Loan—On September 27, 2021, we repaid $500.0 million of indebtedness under the 2019 Term Loan using proceeds from the issuance of the 1.450% Notes, the 2.300% Notes and the 2.950% Notes.

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
On September 16, 2021, we repaid 420.0 million EUR ($494.2 million as of the repayment date) under the 2021 364-Day Delayed Draw Term Loan using proceeds from the ATC Europe Transactions. On October 7, 2021, we repaid all remaining amounts outstanding under the 2021 364-Day Delayed Draw Term Loan using proceeds from the issuance of the 0.400% Notes and the 0.950% Notes.
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
As of September 30, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Delayed Draw Term Loans were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	1,568.6	June 28, 2024	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility		—	January 31, 2026	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2019 Term Loan	(4)	496.3	January 31, 2025		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 364-Day Delayed Draw Term Loan	(2)	787.2	May 28, 2022		0.750% - 1.500%	0.000% - 0.500%	1.000% and 0.000%
2021 Three Year Delayed Draw Term Loan	(2)	955.1	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%

___________
(1)Represents interest rate above the London Interbank Offered Rate (“LIBOR”) for LIBOR based borrowings, interest rate above EURIBOR for EURIBOR based borrowings and interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)Currently borrowed at EURIBOR. As discussed above, subsequent to September 30, 2021, we repaid all remaining amounts outstanding under the 2021 364-Day Delayed Draw Term Loan.
(3)Subject to two optional renewal periods.
(4)Currently borrowed at LIBOR.

We must pay a quarterly commitment fee on the undrawn portion of each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility. The commitment fee for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Three Year Delayed Draw Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate or LIBOR or EURIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Three Year Delayed Draw Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.
India Credit Facilities—During the nine months ended September 30, 2021, we entered into two working capital facilities in India with an aggregate borrowing capacity of INR 1.95 billion (approximately $26.3 million) and one overdraft facility with a borrowing capacity of INR 380.0 million (approximately $5.1 million). The working capital facilities are subject to annual renewals and bear interest at a rate equal to the one-month India Treasury Bill rate at the time of borrowing plus a spread. The overdraft facility bears interest at the Overnight Mumbai Inter-Bank Offer Rate (“MIBOR”) at the time of borrowing plus a spread. As of September 30, 2021, we have not borrowed under the facilities.
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
During the nine months ended September 30, 2021, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. During the nine months ended September 30, 2021, we received an aggregate of $60.4 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2021, we have not sold any shares of common stock under the 2020 ATM Program.

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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $11.1 billion to our common stockholders, including the dividend paid in October 2021, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the nine months ended September 30, 2021, we paid $3.72 per share, or $1.7 billion, to common stockholders of record. In addition, we declared a distribution of $1.31 per share, or $596.6 million, paid on October 15, 2021 to our common stockholders of record at the close of business on September 28, 2021.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2021, the amount accrued for distributions payable related to unvested restricted stock units was $10.9 million. During the nine months ended September 30, 2021, we paid $7.5 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Three Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of September 30, 2021, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2021 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~ $13.5	~ $1.8
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $15.9 (4)	~ $5.3
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.

Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2019 Term Loan and the 2021 Three Year Delayed Draw Term Loan, the Telxius Acquisition is designated as a Qualified Acquisition, whereby our Total Debt to Adjusted EBITDA ratio was adjusted to not exceed 7.50 to 1.00 for four fiscal quarters following consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2021, $406.0 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September, 30, 2021	DSCR as of September 30, 2021	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$218.9	16.24x	$275.0	$277.7
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$351.1	10.78x	$566.7	$575.7
_______________
(1)Based on the net cash flow of the applicable issuer or borrower as of September 30, 2021 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,533 communications sites that secure the Series 2015-2 Notes or the 5,113 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2021. We have made no material changes to the critical accounting policies described in the 2020 Form 10-K.
In October 2019, the Indian Supreme Court issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, and again in July 2021 with respect to the total charges, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. In September 2020, the Indian Supreme Court defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government in India approved a relief package that, among other things, included (i) a four year moratorium on the payment of AGR fees owed and (ii) a change in the definition of AGR on a prospective basis. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $1.0 billion as of September 30, 2021, which represents 7% of our consolidated balance of $14.7 billion. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $1.0 billion and $381.5 million, respectively, as of September 30, 2021, which represent 11% and 9% of our consolidated balances of $9.0 billion and $4.0 billion, respectively.
During the nine months ended September 30, 2021, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2021, we have three interest rate swap agreements related to the 2.250% senior unsecured notes due 2022 (the “2.250% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $600.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in January 2022. In addition, we have three interest rate swap agreements related to a portion of the 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2021 consisted of $1.6 billion under the 2021 Multicurrency Credit Facility, $500.0 million under the 2019 Term Loan, $787.2 million under the 2021 364-Day Delayed Draw Term Loan, $955.1 million under the 2021 Three Year Delayed Draw Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes and $500.0 million under the interest rate swap agreements related to the 3.000% Notes. A 10% increase in current interest rates would result in an additional $4.1 million of interest expense for the nine months ended September 30, 2021.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2021, 43% of our revenues and 51% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2021, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $103.5 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2021. As of September 30, 2021, we have 7.3 billion EUR (approximately $8.4 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2021.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as provided below.
During the nine months ended September 30, 2021, we acquired assets from Telxius, whose financial statements reflect total assets constituting 20% of the consolidated financial statement amounts as of September 30, 2021 and total revenues constituting 7% and 3% of the consolidated financial statement amounts for the three and nine months ended September 30, 2021, respectively. We consider Telxius material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Telxius into our internal control structure.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in Item 1A of the 2020 Form 10-K.

ITEM 6.	EXHIBITS

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 10, dated as of September 27, 2021, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.450% Senior Notes due 2026 and the 2.300% Senior Notes due 2031	8-K	001-14195	September 27, 2021	4.1

4.2	Supplemental Indenture No. 11, dated as of October 5, 2021, by and among American Tower Corporation, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as paying agent, for the 0.400% Senior Notes due 2027 and the 0.950% Senior Notes due 2030	8-K	001-14195	October 5, 2021	4.1

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	Filed herewith as Exhibit 10.1	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 28, 2021	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)