Form 10-K
period 2021-12-31
AMERICAN TOWER CORP /MA/
filed 2022-02-25
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One):

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (§15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $122.5 billion, based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second quarter.
As of February 17, 2022, there were 455,884,806 shares of common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission relative to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

AMERICAN TOWER CORPORATION

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2021

i

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS—(Continued)
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2021
ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects” or similar expressions, we are making forward-looking statements. Examples of forward-looking statements include, but are not limited to, future prospects of growth in the communications infrastructure leasing industry, the effects of consolidation among companies in our industry and among our customers and other competitive and financial pressures, our ability to maintain or increase our market share, our plans to fund our future liquidity needs, our substantial leverage and debt service obligations, our future financing transactions, our future operating results, the level of future expenditures by companies in this industry and other trends in this industry, changes in zoning, tax and other laws and regulations and administrative and judicial decisions, economic, political and other events, particularly those relating to our international operations, our future capital expenditure levels, our expectations regarding the impacts of the coronavirus (“COVID-19”) pandemic and actions in response to the COVID-19 pandemic on our business and our operating results, the expected impact of the CoreSite Acquisition (as defined in this Annual Report) on our business, including our ability to successfully integrate the CoreSite assets or utilize such assets to their full capacity, the impact of technology changes on our industry and our business, our ability to remain qualified for taxation as a real estate investment trust (REIT), the amount and timing of any future distributions including those we are required to make as a REIT, natural disasters and similar events, technology failures, including cybersecurity and data privacy incidents, and our ability to protect our rights to the land under our towers and buildings in which our data centers are located. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally.
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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. We refer to this business as our property operations, which accounted for 97% of our total revenues for the year ended December 31, 2021. We also offer tower-related services in the United States, which we refer to as our services operations. These services include site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites. Our customers include our tenants, licensees and other payers.
Since inception, we have grown our communications real estate portfolio through acquisitions, long-term lease arrangements and site development. Our portfolio primarily consists of towers that we own and towers that we operate pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States that we lease primarily to enterprises, network operators, cloud providers and supporting service providers.
In 2021, we added approximately 31,000 communications sites to our portfolios in Latin America and Europe and launched operations in Spain as part of our transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition,” as further discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview”). In addition, we launched operations in the Philippines through the construction of new sites therein and in Bangladesh through the acquisition of a controlling interest in Kirtonkhola Tower Bangladesh Limited (the “Bangladesh Acquisition”). As of December 31, 2021, our communications real estate portfolio of 220,131 communications sites included 43,308 communications sites in the U.S. & Canada, 75,725 communications sites in Asia-Pacific, 22,165 communications sites in Africa, 30,041 communications sites in Europe and 48,892 communications sites in Latin America, as well as urban telecommunications assets, including fiber, in Argentina, Brazil, Colombia, India, Mexico and South Africa and other property interests in Australia, Canada and the United States.
In December 2021, we completed the acquisition of CoreSite Realty Corporation (“CoreSite”), consisting of over 20 data center facilities and related assets in eight United States markets, for total consideration of $10.4 billion, including the assumption and repayment of CoreSite’s existing debt (the “CoreSite Acquisition”). As of December 31, 2021, our data center portfolio consisted of 27 data center facilities across ten United States markets, including the assets acquired as part of the CoreSite Acquisition, as well as our previously acquired data center facilities.
In May 2021 and June 2021, in connection with the funding of the Telxius Acquisition, we entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire 30% and 18% noncontrolling interests, respectively, in subsidiaries whose holdings consist of our operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe,” and the transactions, the “ATC Europe Transactions”). We completed the ATC Europe Transactions in September 2021 for total aggregate consideration of 2.6 billion Euros (“EUR”) (approximately $3.1 billion at the date of closing). After the completion of the ATC Europe Transactions, we hold a 52% controlling ownership interest in ATC Europe.
We operate as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, we generally are not required to pay U.S. federal income taxes on income generated by our REIT operations, including the income derived from leasing space on our towers and in our data centers, as we receive a dividends paid deduction for distributions to stockholders that generally offsets our REIT income and gains. However, we remain obligated to pay U.S. federal income taxes on earnings from our domestic taxable REIT subsidiaries (“TRSs”). In addition, our international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the jurisdictions where those assets are held or those operations are conducted.
The use of TRSs enables us to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. We may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2021, our REIT-qualified businesses included our U.S. tower leasing business, a majority of our U.S. indoor DAS networks business, our Services and Data Centers segments, as well as most of our operations in

Canada, Costa Rica, France, Germany, Mexico and Nigeria. In January 2022, a majority of our operations in Ghana, Kenya, South Africa and Uganda became part of the REIT.
During the fourth quarter of 2021, as a result of the CoreSite Acquisition, we updated our reportable segments to add a Data Centers segment. The Data Centers segment is included within our property operations. We will now report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services. We believe this change provides greater visibility into our operating segments and aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments. This change applies to our business operations results beginning with the fourth quarter of 2021 and had no impact on our consolidated financial statements for any prior periods. Historical financial information included in this Annual Report has not been adjusted as the amounts attributable to data center assets were insignificant as prior to the fourth quarter of 2021, we owned one data center.
Products and Services
Property Operations
Our property operations accounted for 97%, 99% and 98% of our total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Our revenue is primarily generated from tenant leases. Our tenants lease space on our communications real estate, where they install and maintain their equipment. Rental payments vary considerably depending upon numerous factors, including, but not limited to, amount, type and position of tenant equipment on the tower, remaining tower capacity and tower location. Our costs typically include ground rent (which is primarily fixed under long-term lease agreements with annual cost escalations) and power and fuel costs, some or all of which may be passed through to our tenants, as well as property taxes and repair and maintenance expenses. Our property operations have generated consistent growth in revenue and typically have low cash flow volatility due to the following characteristics:
•Long-term tenant leases with contractual rent escalations. In general, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms, with provisions that periodically increase the rent due under the lease, typically annually, based on a fixed escalation percentage (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. Based upon foreign currency exchange rates and the tenant leases in place as of December 31, 2021, we expect to generate over $61 billion of non-cancellable tenant lease revenue over future periods, before the impact of straight-line lease accounting.
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
•High lease renewal rates. Our tenants tend to renew leases because suitable alternative sites may not exist or be available and repositioning a site in their network may be expensive and may adversely affect network quality. Historically, churn has averaged approximately 1% to 2% of tenant billings per year. We define churn as tenant billings lost when a tenant cancels or does not renew its lease or, in limited circumstances, when the lease rates on existing leases are reduced. We derive our churn rate for a given year by dividing our tenant billings lost on this basis by our prior-year tenant billings. As discussed in Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview,” we experienced elevated levels of churn in recent years due to carrier consolidation-driven churn in India. We anticipate that our churn rate in our Asia-Pacific property segment will moderate over time, however, in the immediate term, we believe that our churn rate may remain elevated as, among other things, our tenants in India evaluate how best to comply with the recent court rulings by the Supreme Court of India and determine their obligations under payment plans for the adjusted gross revenue (“AGR”) fees and charges prescribed by such court, as further discussed in Item 1A of this Annual Report under the caption “Risk Factors—Our business, and that of our customers, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” Additionally, we expect that our churn rate in our U.S. & Canada property segment will be elevated for a period of several years due to contractual lease cancellations and non-renewals pursuant to the terms of our master lease agreement with T-Mobile US, Inc. (“T-Mobile,” and the agreement, the “T-Mobile MLA”) entered into in September 2020.
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
Our property business includes the operation of communications sites and managed networks, the leasing of property interests and, in select markets, the operation of fiber, the operation of data centers and the provision of backup power through shared generators. Our presence in a number of markets at different relative stages of wireless development provides us with significant diversification and long-term growth potential. Our property segments accounted for the following percentage of consolidated total revenue for the years ended December 31,:

	2021	2020	2019
U.S. & Canada	52%	56%	55%
Asia-Pacific	13%	14%	16%
Africa	11%	11%	8%
Europe	5%	2%	2%
Latin America	16%	16%	18%
Data Centers	0%	—%	—%
Communications Sites. Approximately 95% of revenue in our property segments was attributable to our communications sites, excluding DAS networks, for each of the years ended December 31, 2021, 2020 and 2019.
We lease space on our communications sites to tenants providing a diverse range of communications services, including cellular voice and data, broadcasting, mobile video and a number of other applications. In addition, in many of our international markets, we receive pass-through revenue from our tenants to cover certain costs, including power and fuel costs and ground rent. Our top tenants by revenue for each property segment are as follows for the year ended December 31, 2021:
•U.S. & Canada: AT&T Inc. (“AT&T”); T-Mobile; and Verizon Wireless accounted for an aggregate of 88% of U.S. & Canada property segment revenue.
•Asia-Pacific: Vodafone Idea Limited; Bharti Airtel Limited (“Airtel”); and Reliance Jio accounted for an aggregate of 89% of Asia-Pacific property segment revenue.
•Africa: Airtel; and MTN Group Limited (“MTN”) accounted for an aggregate of 73% of Africa property segment revenue.
•Europe: Telefónica S.A. (“Telefónica”); and Bouygues accounted for an aggregate of 74% of Europe property segment revenue.
•Latin America: AT&T; Telefónica; and América Móvil accounted for an aggregate of 60% of Latin America property segment revenue.
Accordingly, we are subject to certain risks, as set forth in Item 1A of this Annual Report under the caption “Risk Factors—A substantial portion of our revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.” In addition, we are subject to risks related to our international operations, as set forth under the caption “Risk Factors—Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.”
Managed Networks, Fiber and Related Assets, Data Centers and Related Assets, Property Interests and Shared Generators. In addition to our communications sites, we also own and operate several types of managed network solutions, provide communications site management services to third parties, manage and lease property interests under carrier or other third-party communications sites, provide the right to use fiber, operate data center facilities and provide back-up power sources to tenants at our sites. The balance of our property segment revenue not attributable to our communications sites was attributable to these items.
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
•Fiber and Related Assets. We own and operate fiber and related assets in certain international markets. We currently provide the right to use such fiber and related assets to communications and internet service providers and third-party operators to support their telecommunications infrastructure. We expect to continue to evaluate opportunities to invest selectively in and expand these and other similar assets in the future as part of advanced network deployments.
•Data Centers and Related Assets. As a result of our recent data center acquisitions, we own and operate data center facilities and related assets in the United States, which consist of specialized and secure buildings that house networking, storage and communications technology infrastructure, including servers, storage devices, switches, routers and fiber optic transmission equipment. These buildings are designed to provide the power, cooling and network connectivity necessary to efficiently operate this equipment. Data centers located at points where many communications networks converge can also function as interconnection hubs where customers are able to connect to multiple networks, cloud companies and other service providers to exchange traffic and interoperate with each other.
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
Services Operations
We offer tower-related services in the United States, including site application, zoning and permitting and structural analysis services. Our services operations primarily support our site leasing business, including through the addition of new tenants and equipment on our sites. This segment accounted for 3%, 1% and 2% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Strategy
Operational Strategy
As the use of wireless services on handsets, tablets and other advanced mobile devices grows and evolves, there is a corresponding increase in demand for the communications infrastructure required to deploy current and future generations of wireless communications technologies. To capture this demand, our primary operational focus is to (i) increase the occupancy of our existing communications real estate portfolio to support global connectivity, (ii) invest in and selectively grow our communications real estate portfolio, (iii) further improve our operational performance and efficiency, including through platform expansion initiatives, and (iv) maintain a strong balance sheet. We believe these efforts to meet our customers’ needs will support and enhance our ability to capitalize on the growth in demand for wireless infrastructure. In addition, we expect to explore new opportunities to enhance or extend our shared communications infrastructure businesses, including those that may make our assets incrementally more attractive to new customers, or to existing customers for new uses, and those that increase our operational efficiency.

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
•Invest in and selectively grow our communications real estate portfolio to meet our customers’ needs. We seek opportunities to invest in and grow our operations through our capital expenditure program and acquisitions. A significant portion of our inorganic growth has been focused on properties with lower initial tenancy because we believe that over time we can significantly increase tenancy levels, and therefore, drive strong returns on those assets. More recently, we have invested in strategic data center assets, including through the CoreSite Acquisition, which we believe can drive strong, recurring growth and also meaningfully enhance the value of our existing communications tower real estate through emerging edge compute opportunities in the future.
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
•Maintain a strong balance sheet. We remain committed to disciplined financial policies, which we believe result in our ability to maintain a strong balance sheet and will support our overall strategy and focus on asset growth and operational excellence. As a result of these policies, we currently have investment grade credit ratings. We continue to focus on maintaining a robust liquidity position and, as of December 31, 2021, had $6.1 billion of available liquidity. We believe that our investment grade credit ratings provide us consistent access to the capital markets and our liquidity provides us the ability to continue to invest in growing and augmenting our business.
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
•Capital expenditure program. We expect to continue to invest in and expand our existing communications real estate portfolio through our capital expenditure program. This includes capital expenditures associated with site maintenance, increasing the capacity of our existing sites and projects such as new site and data center facility construction, land interest acquisitions and power solutions.
•Acquisitions. We intend to continue to pursue acquisitions of communications sites and other telecommunications infrastructure in our existing or new markets where we can meet or exceed our risk-adjusted return on investment criteria. The risk-adjusted hurdle rates used to evaluate acquisition opportunities consider additional factors such as the country and counterparties involved, investment and economic climate, legal and regulatory conditions and industry risk, among others.
•Return excess capital to stockholders. If we have excess capital available after funding (i) our required distributions, (ii) capital expenditures, (iii) the repayment of debt consistent with our financial policies and (iv) anticipated future investments, including acquisition and select platform expansion opportunities, we will seek to return such excess capital to stockholders, including through our stock repurchase programs.

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
In Asia-Pacific, our subsidiaries in the Philippines and Bangladesh are required to hold a registration or license in order to establish, manage and operate passive telecommunications infrastructure services.
In Africa, our subsidiaries in Burkina Faso, Ghana, Kenya, Niger, Nigeria and Uganda are required to hold a license in order to establish and maintain passive telecommunications infrastructure services and DAS networks for communications service providers. Additionally, in Uganda, our subsidiary is subject to review for three years commencing in 2020 by a monitoring trustee regarding compliance with certain conditions of approval of our acquisition in 2019 of Eaton Towers Holdings Limited.
In Latin America, our subsidiary in Chile holds a license for the provision of passive telecommunications infrastructure and our subsidiary in Argentina holds a license for the leasing of fiber. The subsidiaries that hold our fiber business in Mexico and Brazil are also licensed and regulated as concession holders and permit holders authorized to provide telecommunications services. In many of the markets in which we operate, we are required to provide tower space to service providers on a non-discriminatory basis, subject to the negotiation of mutually agreeable terms.
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
Portions of our business are subject to additional regulations, for example, in a number of states throughout the United States, certain of our subsidiaries hold Competitive Local Exchange Carrier (CLEC) or other status, in connection with the operation of our outdoor DAS networks business. In addition, we, or our customers, may be subject to new regulatory policies in certain jurisdictions from time to time that may materially and adversely affect our business or the demand for our communications sites.
Data Centers. Our U.S. data center facilities and related assets are subject to various federal, state and local regulations, such as state and local fire and life safety regulations and Americans with Disabilities Act (“ADA”) federal requirements. If one of our properties is not in compliance with these regulations, we may be required to make significant unanticipated expenditures in order to comply with such regulations and/or pay fines or civil damage awards. Existing regulations may subsequently change or future regulations may be enacted, either of which could have a similar impact as described above, and could materially and adversely affect our operations.

Environmental Matters. Our U.S. and international operations are subject to various national, state and local environmental laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes, the siting of our towers and the maintenance of our data center facilities. We may be required to obtain permits, pay additional property taxes, comply with regulatory requirements and make certain informational filings related to hazardous substances or devices used to provide power such as batteries, generators and fuel at our tower sites and/or data center facilities. With respect to our data center facilities, the presence of contamination, asbestos, mold or other air quality issues or the failure to remediate contamination, asbestos, mold or other air quality issues at our facilities may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. Violations of these types of regulations could subject us to fines or criminal sanctions.

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
The U.S. Environmental Protection Agency, or EPA, and some of the states and localities in which we operate, have also enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions and may adopt new regulations related to the use of fossil fuels or requiring the use of alternative fuel or renewable energy sources to power energy resources that serve our data centers. Efforts to support and enhance renewable electricity generation may increase our costs of electricity above those that would be incurred through procurement of conventional electricity. Our data centers require and consume significant amounts of power, including electricity generated by the burning of fossil fuels. These laws, regulations and stakeholder requests could limit our ability to develop new facilities or result in substantial compliance, maintenance, repair, retrofit and construction costs, including capital expenditures for environmental control facilities and other new equipment. Changes in regulations that affect electric power providers, such as regulations related to the control of greenhouse gas emissions or other climate change-related matters, could adversely affect the costs of electric power and increase our operating costs, which could adversely affect our business, financial condition and results of operations or those of our customers.

Health and Safety. In the United States and in other countries where we operate, we are subject to various national, state and local laws regarding employee health and safety, including protection from radio frequency exposure and air quality issues. Additionally, and in response to various national, state and local laws and guidance enacted in response to the ongoing COVID-19 pandemic, we implemented work-from-home arrangements and travel restrictions for our employees where practicable, as well as and other modifications to our business practices.
Competition
Our industry is highly competitive. We compete, both for new business and for the acquisition of assets, with other public tower companies, such as Crown Castle International Corp., SBA Communications Corporation, Telesites S.A.B. de C.V. and Cellnex Telecom, S.A., wireless carrier tower consortia such as Indus Towers Limited and private tower companies, private equity sponsored firms, carrier-affiliated tower companies, independent wireless carriers, tower owners, broadcasters and owners of non-communications sites, including rooftops, utility towers, water towers and other alternative structures. Our data center business also competes with a variety of companies offering similar data center solutions and services, including space, power, interconnection and development services. We believe that location and capacity, network and/or interconnection density, price, quality and speed of service have been, and will continue to be, significant competitive factors affecting owners, operators and managers of communications sites and data center facilities.
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
Human Capital Resources
As of December 31, 2021, we employed 6,378 full-time individuals, including 2,291 employees based in the United States and 4,087 employees based internationally. Our teams representing our over 20 countries around the world are our most important assets and fundamental to our success. Aligned with our business strategy, our human capital management strategy focuses on developing and delivering solutions to attract, develop, engage and retain top diverse talent in each of the countries where we operate. We consider our employee relations to be good. Our Chief Sustainability Officer regularly reports to the Nominating and Corporate Governance Committee of our Board of Directors on our initiatives related to human capital management.
Employee Engagement. In 2021, our employees completed our biennial company-wide engagement survey to provide feedback on our company in nine key areas. The survey was completed by 91% of our employees globally. All of the nine areas measured scored over 70% in favorability. Of note, teamwork and leadership both received an 89% favorability score, employee engagement received an 87% favorability score and diversity and inclusion received an 83% favorability score. Additionally, our COVID-19 response received a 91% favorability score. The questions with the highest favorable ratings were focused on our culture, values and ethics.
Diversity, Equity and Inclusion. Diversity, equity and inclusion are fundamental considerations and values for us in conducting business. A critical factor in our success is ensuring that each of these remains at the core of our business culture, infusing fresh ideas, helping us remain connected to our customers in a dynamic global market and ensuring mutual respect guides us in our interactions both internally and externally. We have adopted a Global Human Rights Statement, which can be found on our website.
Our Board of Directors is a diverse group with respect to traditional diversity metrics such as gender, race and national origin, as well as professional background and skills, with four members of our board identifying as female and five identifying as part of a minority group. We are also committed to ensuring diverse representation among our employees. In 2021, 38% of all employees promoted globally were female, which is greater than the female representation in our workforce of 28%. And as of December 31, 2021, nearly 40% of management-level positions in the United States were also held by women.
Additionally, we have implemented several initiatives designed to help address social injustice and enhance our diversity. These include pledges from the American Tower Foundation of (i) $1.0 million for grants to organizations recommended by our Social Justice Committee to counter systemic racism and (ii) $1.0 million for scholarship funds at two Historically Black Colleges and Universities. In 2021, we created a new senior role, Chief Diversity, Equity and Inclusion Officer, tasked with leading our diversity, equity and inclusion strategy by introducing new initiatives and best practices, including working with each region to develop relevant representation, development and recruitment goals and launching a company-wide resource center for our employees.
Talent Development and Recruitment. As a critical investment in our capacity to provide our customers with outstanding support and customer service, we offer a variety of development opportunities unique to each market to cultivate our talent throughout our global organization. For individual contributors, we have 8,700 resources in up to five languages that focus on job-specific training and general topics, such as productivity, collaboration and project management. We create and customize courses to meet regional needs and update these courses regularly to address changing marketplace dynamics and employee interests.
Developing our managers is critical to our success, and over 30,000 resources and tools are provided to all levels of management. For example, the Management Development at American Tower program provides continuous development opportunities through training led by American Tower leaders. Managers learn tools and best practices that enable both management and team success, and that build and strengthen competencies to better respond to the needs of a growing and increasingly complex organization. Our annual Advanced Leadership Development Program, in collaboration with the INSEAD executive education program, provides our next generation leaders in Latin America, Europe and Africa with a twelve-week intensive workshop to enhance management and leadership skills. The Leadership Excellence at American Tower Program supports global senior leaders’ development through its partnership with the Massachusetts Institute of Technology. Participants learn from leading experts on topics like global strategy and leading in uncertain times. We also have a comprehensive talent-management review process to develop future leaders and ensure effective succession planning.
Our recruiting efforts consistently include strategies to build diverse candidate pipelines and promote a culture that supports a diverse team of global employees. We are proud of our Leadership Development Program, which provides a recruitment opportunity for business school students, who are able to learn about different aspects of our business through regular rotational assignments. Further, with respect to our Leadership Development Program, as of December 31, 2021, 67% of our hires identified as part of a minority group and 33% identified as female. We have also increased our recruiting efforts with Historically Black Colleges and Universities as well as other recruiting efforts to build a diverse talent pipeline.
Workplace Safety. We are committed to the safety of our employees and surrounding communities. Depending on the role, team members are required to pass and complete regular safety training courses and follow specific tower and site safety protocols using complex operational manuals. A key component of our culture is a strong commitment to incident reporting and corrective actions, as well as a comprehensive program for ensuring vendor compliance with safety standards and certifications. Our strict adherence to the rigorous standards set forth by the relevant government agencies and other authorities, such as the Telecommunications Infrastructure Registered Apprenticeship Program and Telecommunications Industry Association, is critical to ensuring our towers are structurally safe for field personnel, vendors, customers and communities. In 2021, we created a new senior role, Chief Security Officer, tasked with helping to ensure the safety and security of our employees globally, as well as implementing best in class security protocols.
Health and Wellness. We offer medical and parental leave benefits to full-time employees across all markets, with some local variation. As a result of the effects of the COVID-19 pandemic, we conduct wellness check-ins and offer resources to support our employees’ mental health and well-being, including access to a free Employee Assistance Program, which offers confidential assistance on a wide range of issues. We also offer market competitive benefits in all locations and, in 2021, introduced a behavioral health benefit in the United States to support employees’ mental well-being.
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
A significant reduction in leasing demand for our communications infrastructure would materially and adversely affect our business, results of operations or financial condition. Factors that may affect such demand include:
•increased mergers, consolidations or exits that reduce the number of communications service providers or increased use of network sharing among governments or communications service providers;
•the financial condition of communications service providers, including as a result of the COVID-19 pandemic;
•zoning, environmental, health, tax or other government regulations or changes in the application and enforcement thereof;
•governmental licensing of spectrum or restriction or revocation of our customers’ spectrum licenses;
•a decrease in demand for wireless or colocation services, including due to general economic conditions, disruption in the financial and credit markets or global social, political or health crises, such as the material adverse effect of the COVID-19 pandemic on the global economy and markets;
•the ability and willingness of wireless and cloud service providers to maintain or increase capital expenditures on network infrastructure;
•delays or changes in the deployment of next generation wireless technologies; and
•technological changes.
If our customers consolidate their operations, exit their businesses or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected.
Significant consolidation among our customers could reduce demand for our communications infrastructure and may materially and adversely affect our growth and revenues. Certain combined companies have rationalized duplicative parts of their networks or modernized their networks, and these and other customers could determine not to renew, or attempt to cancel, avoid or limit leases or related payments with us. In the event a customer terminates its business or separately sells its spectrum, we may experience increased churn as a result. Our ongoing contractual revenues and our future results may be negatively impacted if a significant number of these leases are terminated or not renewed. For example, see our discussion of carrier consolidation-driven churn in our Asia-Pacific property segment and churn as a result of the T-Mobile MLA in our U.S. & Canada property segment in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In addition, extensive sharing of site infrastructure, roaming or resale arrangements among wireless service providers, including due to increases in advanced network technology such as 5G, as an alternative to leasing our communications sites, without compensation to us, may cause new lease activity to slow if carriers utilize shared equipment rather than deploy new equipment, or may result in the decommissioning of equipment on certain existing sites because portions of the customers’ networks may become redundant.

A substantial portion of our revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.
A substantial portion of our total operating revenues is derived from a small number of customers. If any of these customers are unwilling or unable to perform their obligations under their agreements with us, our revenues, results of operations, financial condition and liquidity could be materially and adversely affected.
One or more of our customers, or their parent companies, may experience financial difficulties, file for bankruptcy or reduce or terminate operations as a result of a prolonged economic downturn, economic difficulties (including those from the imposition of taxes, fees, regulations or judicial interpretations of regulations, and any associated penalties or interest, which may be substantial) or otherwise. The ongoing COVID-19 pandemic could materially and adversely affect our customers through disruptions of, among other things, their ability to procure their equipment through their supply chains and their ability to maintain liquidity and deploy network capital, with potential decreases in consumer spending contributing to liquidity risks. Such financial difficulties could result in uncollectible accounts receivable and an impairment of our deferred rent asset, tower asset, network location intangible asset, tenant-related intangible asset or goodwill. The loss of significant customers, or the loss of all or a portion of our anticipated lease revenues from certain customers, could have a material adverse effect on our business, results of operations or financial condition.
Due to the long-term nature of our customer leases, we depend on the continued financial strength of our customers. Many communications service providers operate with substantial levels of debt. In our international operations, many of our customers are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities.
In addition, many of our customers and potential customers rely on capital raising activities to fund their operations and capital expenditures, which may be more difficult or expensive in the event of downturns in the economy or disruptions in the financial and credit markets, such as the current environment driven by the significant disruptions caused by factors such as the COVID-19 pandemic, inflation, rising interest rates and supply chain disruptions. If our customers or potential customers are unable to raise adequate capital to fund their business plans or face capital constraints, they may reduce their spending, file for bankruptcy or reduce or terminate operations, which could materially and adversely affect demand for our communications infrastructure and our services business.
In the ordinary course of our business, we do occasionally experience disputes with our customers, generally regarding the interpretation of terms in our leases. Historically, we have resolved these disputes in a manner that did not have a material adverse effect on us or our relationships with our customers. However, it is possible that such disputes could lead to a termination of our leases with those customers, a material adverse modification of the terms of those leases or a deterioration in our relationships with those customers that leads to a failure to obtain new business from them, any of which could have a material adverse effect on our business, results of operations or financial condition. If we are forced to resolve any of these disputes through litigation, our relationship with the applicable customer could be terminated or damaged, which could lead to decreased revenue or increased costs, resulting in a corresponding adverse effect on our business, results of operations or financial condition.
Increasing competition within our industry may materially and adversely affect our revenue.
Our industry is highly competitive and our customers have numerous alternatives in leasing communications infrastructure assets. Competition due to pricing or alternative contractual arrangements from peers could materially and adversely affect our lease rates. We may not be able to renew existing customer leases or enter into new customer leases, or if we are able to renew or enter into new leases, they may be at rates lower than our current rates or on less favorable terms than our current terms, resulting in an adverse impact on our results of operations and growth rate.
Our expansion initiatives involve a number of risks and uncertainties, including those related to integrating acquired or leased assets, that could adversely affect our operating results, disrupt our operations or expose us to additional risk.
As we continue to acquire and build communications sites and other communications infrastructure assets, including data center facilities and related assets, in our existing markets and expand into new markets, we are subject to a number of risks and uncertainties, including not meeting our return on investment criteria and financial objectives, increased costs, assumed liabilities and the diversion of managerial attention. Achieving the benefits of acquisition and platform expansion initiatives depends in part on timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Integration may be difficult and unpredictable for many reasons, including, among other things, portfolios without requisite permits, differing systems, cultural differences, conflicting policies, procedures and operations. Additionally, temporary business closures, social distancing measures and the potential unavailability of key personnel or a significant number of our employees as a result of COVID-19 are difficult to predict, and may have a negative impact on the timely and efficient integration of operations, telecommunications infrastructure assets and personnel. Significant acquisition-related integration costs, including certain nonrecurring charges such as costs associated with onboarding employees, integrating information technology systems, acquiring permits and visiting, inspecting, engineering and upgrading tower sites or other communications infrastructure assets, could materially and adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. Some of our acquired portfolios have included sites that do not meet our structural specifications, including sites that may be overburdened. In these cases, beyond additional capital expenditures, general liability risks associated with such portfolios will exist until such time as those portfolios are upgraded or otherwise remedied. In addition, integration may significantly burden management and internal resources, including through the potential loss or unavailability of key personnel. Our international expansion initiatives are subject to additional risks, such as those described above, as well as our ability to comply with bribery and anti-corruption laws such as the Foreign Corrupt Practices Act (the “FCPA”) and similar local laws.
Moreover, we may fail to successfully integrate the assets we acquire or fail to utilize such assets to their full capacity. If we are not able to meet these integration challenges, we may not realize the benefits we expect from our acquired portfolios and businesses, and our business, financial condition and results of operations will be adversely affected.
For example, failure to successfully and efficiently integrate acquired assets from the Telxius Acquisition (the “Telxius Assets”) into our operations may adversely affect our business, financial condition and results of operations. Integrating acquired portfolios of the Telxius Assets may require significant resources, including increased attention from our management team. Further, the significant acquisition-related integration costs could materially and adversely affect our results of operations in the periods in which such charges are recorded or our cash flow in the periods in which any related costs are actually paid. The integration of the Telxius Assets, which includes approximately 31,000 international communications sites, into our operations continues to be a significant undertaking, and we anticipate that we will incur certain nonrecurring charges as a result. Additional integration challenges include:
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
In addition, as we continue to invest in partnership opportunities to support our expansion initiatives, our partners may have business or economic goals that are inconsistent or conflict with ours, be in positions to take action contrary to our interests, policies or objectives, have competing interests in our, or other, markets that could create conflict of interest issues, withhold consents contrary to our requests or become unable or unwilling to fulfill their commitments, any of which could present governance challenges with multiple partners or expose us to additional liabilities or costs, including requiring us to assume and fulfill the obligations of that partnership or to execute buyouts of their interests.
Failure to successfully and efficiently integrate and operate acquired data center facilities and related assets, including those acquired through the CoreSite Acquisition (the “CoreSite Assets”), into our operations may adversely affect our business, operations and financial condition.
Integrating acquired data center facilities and related assets may require significant resources, including increased attention from our management team. Further, the significant acquisition-related integration costs could materially and adversely affect our results of operations in the periods in which such charges are recorded or our cash flow in the periods in which any related costs are actually paid. The integration of the CoreSite Assets, which includes over 20 data centers across eight United States metro areas, into our operations will be a significant undertaking, and we anticipate that we will incur certain nonrecurring charges as a result. Additional integration challenges include, but are not limited to:
•retaining existing customers at the CoreSite Assets;
•unexpected costs associated with successfully developing and expanding the CoreSite Assets;
•failure to recruit or retain key personnel;
•maintaining our standards, controls, procedures and policies with respect to the CoreSite Assets; and
•successfully marketing space on the CoreSite Assets, which will depend on a variety of factors, including (i) the demand for data center space, (ii) Internet gateway facilities or other technology-related real estate, (iii) the presence of multiple network carriers and cloud operators in our facilities, (iv) the mix of products and services offered by us, (v) the overall mix of customers, (vi) the presence of key customers attracting business through vertical market ecosystems, (vii) each data center’s operating reliability and security and (viii) our ability to effectively market and sell our services.
Additionally, we may fail to successfully operate the data centers we acquire or fail to utilize such assets to their full capacity. We must safeguard our customers’ infrastructure and equipment located in our data centers and ensure our data centers remain operational at all times. Problems at one or more of our data centers, whether or not within our control, could result in service interruptions or significant infrastructure or equipment damage. These could result from numerous factors, including human error, equipment failure, physical, electronic and cyber security breaches, fire, earthquake, hurricane, flood, tornado and other natural disasters, extreme temperatures, water damage, fiber cuts, power loss, terrorist acts, sabotage and vandalism, global pandemics or health emergencies, such as the COVID-19 pandemic, and failure of business partners.
We have service level commitment obligations to certain customers. As a result, service interruptions or significant equipment damage in our data centers could result in difficulty maintaining service level commitments to these customers and potential claims related to such failures. Because our data centers are critical to many of our customers’ businesses, service interruptions or significant equipment damage in our data centers could also result in lost profits or other indirect or consequential damages to our customers. In addition, any loss of service, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenues and our operating results. Furthermore, we are dependent upon internet service providers, telecommunications carriers and utility providers, some of which have experienced significant system failures and outages in the past. Our customers may in the future experience difficulties due to system failures unrelated to our systems and offerings. If, for any reason, these providers fail to provide the required services, our business, financial condition and results of operations could be adversely impacted.
New technologies or changes in our or a customer’s business model could make our communications infrastructure leasing business less desirable and result in decreasing revenues and operating results.
The development and implementation of new technologies designed to enhance the efficiency of wireless networks or changes in a customer’s business model could reduce the need for tower-based wireless services, decrease demand for tower space or reduce previously obtainable lease rates. In addition, if the industry trends toward deploying increased capital to the development and implementation of new technologies, then customers may allocate less of their budgets to leasing space on our towers. Examples of these technologies include more spectrally efficient technologies, which could relieve a portion of our customers’ network capacity needs and, as a result, could reduce the demand for tower-based antenna space. Additionally, certain small cell complementary network technologies or satellite services could shift a portion of our customers’ network investments away from traditional tower-based networks, which may reduce the need for carriers to add more equipment at certain communications sites. Moreover, the emergence of alternative technologies could reduce the need for tower-based broadcast services transmission and reception. Further, a customer may decide to cease outsourcing tower infrastructure or otherwise change its business model, which would result in a decrease in our revenue and operating results. Similarly, our data center site infrastructure may become antiquated due to the development of new systems that deliver power to, or eliminate heat from, the servers and other customer equipment that we house or the development of new technology that requires levels of power and cooling density that our facilities are not designed to provide. Our failure to innovate in response to the development and implementation of these or other new technologies or changes in a customer’s business model could have a material adverse effect on the growth of our business, results of operations or financial condition. Conversely, we may invest significant capital in technologies, platform expansion initiatives or new additions to our core business that may not provide expected returns or profitability, which could divert management attention and have a material adverse effect on our operating results.
Competition for assets could adversely affect our ability to achieve our return on investment criteria.
We may experience increased competition for the acquisition of communications infrastructure assets or contracts to build new communications infrastructure assets for customers, which could make the acquisition of high-quality assets significantly more costly or prohibitive or cause us to lose contracts to build new sites. Some of our competitors are larger and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. In addition, we may not anticipate increased competition entering a particular market or competing for the same assets. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.
In addition, some of our data center competitors have significant advantages over us, including greater name recognition, longer operating histories, lower operating costs, lower levels of leverage, pre-existing relationships with current or potential customers, greater financial, marketing and other resources, access to better networks and access to less expensive power. These advantages could allow our data center competitors to respond more quickly or effectively to strategic opportunities and as a result, we may lose existing or potential data center customers, incur costs to improve our properties or be forced to reduce our rental rates. These risks are compounded by the fact that a significant percentage of our data center customer leases expire every year.
Risks Related to Our Financial Performance or General Economic Conditions
Our leverage and debt service obligations may materially and adversely affect our ability to raise additional financing to fund capital expenditures, future growth and expansion initiatives and to satisfy our distribution requirements.
Our leverage and debt service obligations, including as a result of our recent CoreSite Acquisition and Telxius Acquisition, could have significant negative consequences to our business, results of operations or financial condition, including:
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
We may need to raise additional capital through debt financing activities, asset sales or equity issuances, even if the then-prevailing market conditions are not favorable, to fund capital expenditures, future growth and expansion initiatives, required purchases of our partners’ interests and to satisfy our distribution requirements and debt service obligations and leverage requirements, including financial ratio covenants. An increase in our total leverage could lead to a downgrade of our credit rating below investment grade, which could negatively impact our ability to access credit markets or preclude us from obtaining funds on investment grade terms, rates and conditions or subject us to additional loan covenants, which could accelerate our debt repayment obligations. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
Further, market volatility and disruption caused by factors such as COVID-19, inflation, rising interest rates and supply chain disruptions may impact our ability to raise additional capital through debt and equity financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings. The extent to which these factors will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.
Rising inflation may adversely affect us by increasing costs beyond what we can recover through price increases.
Inflation can adversely affect us by increasing the costs of land, materials, labor and other costs required to manage and grow our business. In addition, should inflation rates exceed our fixed escalator percentages in markets where our leases include fixed escalators, our returns could be adversely affected. In an inflationary environment, such as the current economic environment, depending on the terms of our contracts and other economic conditions, we may be unable to raise prices enough to keep up with the rate of inflation, which would reduce our profit margins and returns. If we are unable to increase our prices to offset the effects of inflation, our business, results of operations and financial condition could be materially and adversely affected.
In addition, inflation is often accompanied by higher interest rates. The impact of COVID-19 may increase uncertainty in the global financial markets, as well as the possibility of high inflation and extended economic downturn, which could reduce our ability to incur debt or access capital and impact our results of operations and financial condition even after these conditions improve.
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
The agreements for our credit facilities also contain restrictive covenants and leverage and other financial maintenance tests that could limit our ability to take various actions, including incurring additional debt, guaranteeing indebtedness or making distributions to stockholders, including our required REIT distributions, and engaging in various types of transactions, including mergers, acquisitions and sales of assets. Additionally, our credit facilities restrict our and our subsidiaries’ ability to incur liens securing our or their indebtedness. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, new tower or other communications infrastructure development, mergers and acquisitions or other opportunities. Our credit agreements also contain cross-default and/or cross-acceleration provisions, which may be triggered if we default on certain indebtedness in excess of certain thresholds. In the event of such a default, the resulting cross-defaults or cross-accelerations could have an adverse effect on our business and financial condition. Further, reporting and information covenants in our credit agreements and indentures require that we provide financial and operating information within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants. For more information regarding the covenants and requirements discussed above, please see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Factors Affecting Sources of Liquidity” and note 8 to our consolidated financial statements included in this Annual Report.
We also enter into hedges for certain debt instruments, which may have an adverse impact on our results to the extent that the counterparties do not perform as expected at the inception of each hedge.
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
The United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced plans to phase out certain LIBOR rates by June 2023. As contemplated, the continuation of LIBOR on the current basis cannot be assured after June 2023, and LIBOR will cease to exist or otherwise be unsuitable for benchmarking. While our bank facilities contain fallback provisions to establish an alternative rate in the event LIBOR is unavailable, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Financial institutions may replace LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate; however, no consensus exists as to what may become accepted alternatives to LIBOR, whether LIBOR rates will cease to be published or supported before June 2023 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Furthermore, the use of an alternative rate could result in increased costs, including increased interest expense, and increased borrowing and hedging costs in the future. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes ultimately are made to LIBOR, the effect those changes may have on our interest expense related to borrowings under our bank facilities, certain other debt service obligations and interest swap agreements, which could potentially negatively impact our financial condition.
Risks Related to Laws and Regulations
Our business, and that of our customers, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.
Our business, and that of our customers, is subject to federal, state, local and foreign laws, treaties and regulations and administrative and judicial decisions. In certain jurisdictions, these regulations, laws and treaties could be applied or be enforced retroactively. Zoning authorities and community organizations are sometimes opposed to the construction of communications sites in their communities, which can delay, prevent or increase the cost of new tower construction, modifications, additions of new antennas to a site or site upgrades, thereby limiting our ability to respond to customer demands. Existing or new regulatory policies, regulations or laws may materially and adversely affect the timing, cost or completion of our communications sites or result in changes in the competitive landscape that may negatively affect our business. Noncompliance could result in the imposition of fines or an award of damages to litigants or result in decreased revenue. In addition, in certain jurisdictions, we and certain of our customers are required to pay annual license fees, which may be subject to substantial increases by the government, or new fees may be enacted and applied retroactively. Governmental licenses may also be subject to periodic renewal and additional conditions to receive or maintain such license. Additionally, we have government customers for several of our communications sites and data centers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
In addition, federal, state and local governments in many of our markets have recently taken actions to contain the spread of COVID-19, including travel bans, quarantines, shelter-in-place orders and business shutdowns, among others, and may take additional actions in the future. In response to governmental actions, we have taken a variety of measures, including providing support for our customers remotely, supporting continued work-from-home arrangements and restricting travel for our employees where practicable and other modifications to our business practices. These governmental actions could remain effective for a prolonged period of time with potential material adverse impacts on our, and our customers’, business operations. Moreover, while the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates or vaccinations become more prevalent, such government actions may be reinstated as the pandemic continues to evolve and in response to actual or potential resurgences, including due to emerging variants. The scope and timing of any such reinstatement is difficult to predict and may materially and adversely affect our operations in the future.
Furthermore, the tax laws, regulations, applicable license terms and conditions, and interpretations governing our business, and that of our customers, in jurisdictions where we operate, may change at any time, potentially with retroactive effect. This includes changes in tax laws, spectrum use terms, administrative compliance guidance or judicial interpretations thereof. For example, the definition and application of AGR in India and associated fees and charges may have a material financial impact on certain of our customers which could affect their ability to perform their obligations under agreements with us. Changes in laws, regulations and judicial decisions could have a more significant impact on us as a REIT relative to other REITs due to the nature of our business and our use of taxable REIT subsidiaries. These factors could materially and adversely affect our business, results of operations or financial condition.
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
Our international business operations and our potential expansion into additional new markets in the future expose us to potential adverse financial and operational problems not typically experienced in the United States. We anticipate that revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally, including:
•uncertain, inconsistent or changing laws, regulations, rulings or methodologies impacting our existing and anticipated international operations, fees or other requirements directed specifically at the ownership and operation of communications infrastructure or our international acquisitions, any of which laws, fees or requirements may be applied retroactively or with significant delay;
•failure to retain our tax status or to obtain an expected tax status for which we have applied;
•expropriation resulting in government takeover of customer operations or governmental regulation restricting foreign ownership or requiring reversion or divestiture;
•laws or regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;
•changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
•changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications infrastructure;
•actions restricting or revoking our customers’ spectrum licenses, or alterations or interpretations thereof, or suspending or terminating business under prior licenses;
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
We also face risks associated with changes in foreign currency exchange rates, including those arising from the impacts of COVID-19 on the global economy and markets and those arising from our operations, investments and financing transactions related to our international business. Volatility in foreign currency exchange rates, which has increased in the last few years as a result of uncertainties caused by COVID-19, can also affect our ability to plan, forecast and budget for our international operations and expansion efforts. Our revenues earned from our international operations are primarily denominated in their respective local currencies. We have not historically engaged in significant currency hedging activities relating to our non-U.S. Dollar operations, and a weakening of these foreign currencies against the U.S. Dollar would negatively impact our reported revenues, operating profits and income.
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
Our operations are subject to various federal, state, local and foreign environmental and occupational safety and health laws and regulations, including those relating to the management, use, storage, disposal, emission and remediation of, and exposure to, hazardous and non-hazardous substances, materials and wastes. As the owner, lessee or operator of real property and facilities, including generators, we may be liable for substantial costs of investigation, removal or remediation of soil and groundwater contaminated by hazardous materials, and for damages and costs relating to off-site migration of hazardous materials, without regard to whether we, as the owner, lessee or operator, knew of, or were responsible for, the contamination. We may also be liable for certain costs of remediating contamination at third-party sites to which we sent waste for disposal, even if the original disposal may have complied with all legal requirements at the time. Many of these laws and regulations contain information reporting and record keeping requirements. We may not be at all times in compliance with all environmental requirements. Further, our data center properties are subject to various federal, state and local regulations, such as state and local fire and life safety regulations and ADA federal requirements. We may be subject to potentially significant fines or penalties if we fail to comply with any of these requirements.
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
Risks Related to the Operation of Our Business
Our towers, fiber networks, data centers or computer systems may be affected by natural disasters (including as a result of climate change) and other unforeseen events for which our insurance may not provide adequate coverage or result in increased insurance premiums.
Our towers, fiber networks, data centers and computer systems are subject to risks associated with natural disasters, such as hurricanes, ice and windstorms, tornadoes, floods, earthquakes and wildfires, as well as other unforeseen events, such as the potential adverse effects of COVID-19 or other pandemics and acts of terrorism. During the past several years, we have seen an increase in severe weather events and expect this trend to continue due to climate change. Climate change or efforts to regulate emissions may also have direct or indirect effects on our business by increasing the cost of emission compliance or fuel we need to deliver primary power to our customers under our contractual obligations, typically through diesel-powered generators, in emerging markets. Additional environmental liabilities, such as contamination, asbestos-containing building materials and mold or other air quality issues at some of our data centers, could arise and have a material adverse effect on our financial condition and performance.
In addition, governmental initiatives to address climate change and future initiatives could, if adopted, require us and our customers to make capital expenditures to be compliant with these initiatives and increase our and our customers’ costs. Failure to comply with applicable laws and regulations or other requirements imposed on us could also lead to fines and/or lost revenue. We could also face a negative impact on our reputation with the public and our customers if we violate climate change laws or regulations. In October 2021, we adopted science-based targets, which were approved by the Science Based Targets initiative and are in line with the goals set forth in the 2015 Paris Agreement. These goals may require us to expend significant resources to meet them, which could increase our operational costs. Failing to meet these goals could result in customer dissatisfaction and damage to our reputation with our key stakeholders, which could in turn adversely impact our results of operations.
Further, any damage or destruction to, or inability to access, our towers, fiber networks, data centers or computer systems, as a result of measures implemented in response to COVID-19 or otherwise, may cause supply chain delays or impact our ability to provide services to our customers and lead to customer loss, which could have a material adverse effect on our business, results of operations or financial condition and also, our communications sites could be subject to attacks instigated by claims that the deployment of 5G networks is linked to adverse health effects.
While we maintain insurance coverage for certain natural disasters and business interruption, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites or fiber for a major future event, lost revenue, including from new customers that could have been added to our towers, fiber networks or data centers but for the event, or other costs to remediate the impact of a significant event, such was wildfire damage caused by our towers. Further, we may be liable for damage caused by towers that collapse for any number of reasons including structural deficiencies, which could harm our reputation and require us to incur costs for which we may not have adequate insurance coverage.
If we, or third parties on which we rely, experience technology failures, including cybersecurity incidents or the loss of personally identifiable information, we may incur substantial costs and suffer other negative consequences, which may include reputational damage.
As part of our normal business activities, including in our data centers, we rely on energy systems, communication networks, information technology and other computing resources. We may be vulnerable to physical or cybersecurity breaches that could disrupt our operations and have a material adverse effect on our financial performance and operating results. We face risks associated with unauthorized access to our or our vendors’ computer systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks or other malicious activities. These threats may result from human error, equipment failure or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our or our vendors’ networks or the security of our communications infrastructure could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations. As we provide assurances to our customers that we provide a high level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security.
Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents. As techniques used to breach security grow in frequency and sophistication, and are generally not recognized until launched against a target, we, or our vendors, may not be able to promptly detect that a cyber breach has occurred or implement security measures in a timely manner. If and when implemented, we, or our vendors, may not be able to determine the extent to which these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, damage relating to loss of proprietary information, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial performance and operating results. We offer managed services in certain of our data centers where we provide “smart hands” services for our customers. The access to our customers’ networks and data, which is gained from these services, creates some risk that our customers’ networks or data will be improperly accessed. If we were held responsible for any such breach, it could result in a significant loss to us, including damage to our customer relationships, harm to our brand and reputation and legal liability. Additionally, while we maintain insurance coverage for cybersecurity incidents, we may not have adequate insurance to cover the associated costs in the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, and we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks.
Although we and our vendors have disaster recovery programs and security measures in place, if our computer systems and our backup systems are compromised, degraded, damaged, breached or otherwise cease to function properly, we could suffer interruptions in our operations, including our ability to correctly record, process and report financial information, our customers’ network availability may be impacted or we could unintentionally allow misappropriation of proprietary or confidential information (including information about our customers or landlords, or customer information on our fiber, data center or managed networks businesses), which could result in a loss of revenue, damage to our reputation, damage to our customer and vendor relationships, litigation, regulatory investigations and penalties under existing or future data privacy laws and require us to incur significant costs to remediate or otherwise resolve these issues. In addition, our recent acquisitions, including our acquisitions of data centers, may increase our exposure to the risks described above and have material and adverse effects on our business.
Our costs could increase and our revenues could decrease due to perceived health risks from radio emissions, especially if these perceived risks are substantiated.
Public perception of possible health risks associated with cellular and other wireless communications technology could slow the growth of wireless companies, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks, including claims that the deployment of 5G networks is linked to adverse health effects, could undermine the market acceptance of wireless communications services and increase opposition to the development and expansion of tower sites. If a scientific study, court decision or government agency ruling resulted in a finding that radio frequency emissions pose health risks to consumers, it could negatively impact our customers and the market for wireless services, which could materially and adversely affect our business, results of operations or financial condition. We do not maintain any significant insurance with respect to these matters.
If we are unable to protect our rights to the land under our towers and buildings in which our data centers are located, it could adversely affect our business and operating results.
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
We do not own the buildings for all of our data centers and our business could be harmed if we are unable to renew the leases for these data centers at favorable terms or at all, though we generally have the right to extend the terms of our leases when the primary terms of the leases expire. Failure to increase operating revenues to sufficiently offset any potential increase in lease costs, including as a result of the current inflationary environment, would adversely impact our operating income. We could also lose customers due to the disruptions in their operations caused by our inability to renew our data center leases. Additionally, we rely on our landlords for basic maintenance of our leased data centers. If such landlords have not maintained our leased properties sufficiently, we may be forced into an early exit from one or more of these data centers, which could be disruptive to our business.
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
As of December 31, 2021, we owned and operated a portfolio of 220,131 communications sites, including 1,778 DAS networks. See the table in Item 7 of this Annual Report, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview” for more detailed information on the geographic locations of our communications sites. In addition, we own property interests that we lease to communications service providers and third-party tower operators in Canada and the United States, which are included in our U.S. & Canada property segment, and in Australia, which are included in our Asia-Pacific property segment, and also own and operate data center facilities and related assets in the United States, which are included in our Data Centers segment.
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
U.S. & Canada Property Segment Encumbered Sites. As of December 31, 2021, the loan underlying the securitization transactions completed in March 2013 and March 2018 (the “2013 Securitization” and the “2018 Securitization”, respectively, and together, the “Trust Securitizations”) is secured by mortgages, deeds of trust and deeds to secure the loan on substantially all of the 5,113 broadcast and wireless communications towers and related assets owned by the borrowers (the “Trust Sites”) and the secured revenue notes issued in a private transaction completed in May 2015 (the “2015 Securitization”) are secured by mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,531 communications sites owned by subsidiaries of the issuer (the “2015 Secured Sites”).
There are no encumbered sites in our Asia-Pacific, Africa, Europe or Latin America property segments or in our Data Centers segment.
Ground Leases. Of the 218,353 towers in our portfolio as of December 31, 2021, approximately 90% were located on land we lease. Typically, we seek to enter long-term ground leases, which have initial terms of approximately five to ten years with one or more automatic or exercisable renewal periods. As a result, 41% of the ground leases for our sites have a final expiration date of 2031 and beyond.
Customers. Our customers are primarily wireless service providers, broadcasters and other companies in a variety of industries. For the year ended December 31, 2021, our top three customers by total revenue were T-Mobile (20%), AT&T (19%) and Verizon Wireless (13%).
Across most of our markets, our tenant leases for our communications sites with wireless carriers have initial non-cancellable terms of five to ten years with multiple renewal terms. As a result, approximately 64% of our current tenant leases have a renewal date of 2027 or beyond.
Data Centers. We own and operate data center facilities and related assets, and as of December 31, 2021, our data center portfolio consisted of 27 data center facilities across ten United States markets, including the assets acquired as part of the CoreSite Acquisition, as well as our previously acquired data center facilities, across 3.1 million net rentable square feet (“NRSF”).
Offices. Our principal corporate headquarters is leased and located in Boston, Massachusetts, where we currently lease approximately 40,000 square feet of office space. We also own or have entered into long-term leases for the majority of our facilities in international and regional locations for the management and operation of our property and services businesses, including offices in each of our U.S. & Canada, Asia-Pacific, Africa, Europe, Latin America and Data Centers segments. Our international headquarters is leased and located in Amsterdam, Netherlands. We believe that our owned and leased facilities are suitable and adequate to meet our anticipated needs.

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
Our common stock is listed on the NYSE under the ticker symbol AMT. As of February 17, 2022, we had 455,884,806 outstanding shares of common stock and 141 registered holders.
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
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The performance graph assumes that on December 31, 2016, $100 was invested in each of our common stock, the S&P 500 Index, the Dow Jones U.S. Telecommunications Equipment Index and the FTSE Nareit All Equity REITs Index. The cumulative return shown in the graph assumes reinvestment of all dividends. The performance of our common stock reflected below is not necessarily indicative of future performance.

	Cumulative Total Returns
	12/16	12/17	12/18	12/19	12/20	12/21
American Tower Corporation	$100.00	$137.69	$156.03	$230.69	$229.60	$305.10
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones U.S. Telecommunications Equipment Index	100.00	123.05	133.55	155.24	158.83	231.68
FTSE Nareit All Equity REITs Index	100.00	108.67	104.28	134.17	127.30	179.87

ITEM 6.	[RESERVED]
N/A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
During the fourth quarter of 2021, as a result of the CoreSite Acquisition, we updated our reportable segments to add a Data Centers segment. The Data Centers segment is included within our property operations. We will now report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services. We believe this change provides greater visibility into our operating segments and aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments. This change applies to our business operations results beginning with the fourth quarter of 2021 and had no impact on our consolidated financial statements for any prior periods. Historical financial information included in this Annual Report has not been adjusted as the amounts attributable to data center assets were insignificant as prior to to the fourth quarter of 2021, we owned one data center.
In evaluating financial performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 21 to our consolidated financial statements included in this Annual Report).
Executive Overview
We are one of the largest global REITs and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 97% of our total revenues for the year ended December 31, 2021 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property and Latin America property segments and Data Centers segment.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of December 31, 2021:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	218	—	—
United States	27,276	15,363	451
U.S. & Canada total	27,494	15,363	451
Asia-Pacific: (2)
Bangladesh	120	—	—
India	74,596	—	912
Philippines	97	—	—
Asia-Pacific total	74,813	—	912
Africa:
Burkina Faso	707	—	—
Ghana	3,384	661	28
Kenya	2,997	—	9
Niger	754	—	—
Nigeria	6,980	—	—
South Africa	2,923	—	—
Uganda	3,710	—	12
Africa total	21,455	661	49
Europe:
France	3,444	310	9
Germany	14,739	—	—
Poland	49	—	—
Spain	11,490	—	—
Europe total	29,722	310	9
Latin America:
Argentina	487	—	11
Brazil	20,732	2,083	109
Chile	3,737	—	137
Colombia	4,982	—	6
Costa Rica	690	—	2
Mexico	9,845	186	92
Paraguay	1,443	—	—
Peru	3,900	450	—
Latin America total	45,816	2,719	357
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia, which provides recurring cash flow through tenant leasing arrangements.
In January 2021, we entered into the Telxius Acquisition, pursuant to which we agreed to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion EUR (approximately $9.4 billion at the date of signing), subject to certain adjustments. We completed the acquisition of nearly 27,000 communications sites in June 2021 and acquired the approximately 4,000 remaining communications sites in Germany in August 2021, for total consideration of approximately 7.9 billion EUR (approximately $9.6 billion as of the closing dates), subject to certain post-closing adjustments.
In December 2021, we completed the CoreSite Acquisition, through which we acquired over 20 data center facilities and related assets in eight United States markets, for total consideration of $10.4 billion, including the assumption and repayment of CoreSite’s existing debt.
As of December 31, 2021, our property portfolio included 27 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million NRSF of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	686
Northern Virginia, VA	5	536
New York, NY	2	203
Chicago, IL	2	233
Boston, MA	1	143
Denver, CO	2	35
Miami, FL	1	30
Orlando, FL	1	129
Atlanta, GA	2	128
Total	27	3,063
_______________
(1)Excludes approximately 0.4 million of office and light-industrial NRSF acquired as part of the CoreSite Acquisition.
In most of our markets, our tenant leases for our communications sites with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the year ended December 31, 2021 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs, such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of December 31, 2021, we expect to generate over $61 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee.
Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the year ended December 31, 2021, churn was approximately 4% of our tenant billings.
Beginning in late 2017, we experienced an increase in revenue lost from cancellations or non-renewals primarily due to carrier consolidation-driven churn in India, which compressed our gross margin and operating profit, particularly in our Asia-Pacific property segment, although this impact was partially offset by lower expenses due to reduced tenancy on existing sites and the decommissioning of certain sites. For the year ended December 31, 2021, aggregate carrier consolidation in India did not have a material impact on our consolidated property revenue, gross margin or operating profit, although overall churn rates in India remained elevated relative to historical levels.
We anticipate that our churn rate in India will moderate over time and result in reduced impacts on our property revenue, gross margin and operating profit. In the immediate term, we believe that our churn rate may remain elevated as our tenants in India evaluate how best to comply with the recent court rulings by the Supreme Court of India and determine their obligations under payment plans for the AGR fees and charges prescribed by such court, as further discussed in Item 1A of this Annual Report under the caption “Risk Factors—Our business, and that of our customers, is subject to laws, regulations and administrative and judicial decisions, and changes thereto, that could restrict our ability to operate our business as we currently do or impact our competitive landscape.” We expect to periodically evaluate the carrying value of our Indian assets, which may result in the realization of additional impairment expense or other similar charges. For more information, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
Additionally, we expect that our churn rate in our U.S. & Canada property segment will remain elevated for a period of several years due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of the T-Mobile MLA entered into in September 2020.
As further set forth in Item 1A of this Annual Report under the caption “Risk Factors,” the ongoing COVID-19 pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our customers and the demand for our communications infrastructure in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications infrastructure assets, while ensuring the safety and security of our employees, customers, vendors and surrounding communities. These measures include providing support for our customers remotely, supporting continued work-from-home arrangements and restricting travel for our employees where practicable and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, customers and business partners.
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
•Revenue growth from our Data Centers segment in the United States, including growth attributable to increased customer demand for space, power and interconnection services and solutions.
•Revenue growth from other items, including additional tenant payments primarily to cover costs, such as ground rent or power and fuel costs included in certain tenant leases (“pass-through”), straight-line revenue and decommissioning.
We continue to believe that our site leasing revenue, which makes up the vast majority of our property segment revenue, is likely to increase due to the growing use of wireless services globally and our ability to meet the corresponding incremental demand for our communications real estate. By adding new tenants and new equipment for existing tenants on our sites, we are able to increase these sites’ utilization and profitability. We believe the majority of our site leasing activity will continue to come from wireless service providers, with tenants in a number of other industries contributing incremental leasing demand. Our site portfolio and our established tenant base provide us with new business opportunities, which have historically resulted in consistent and predictable organic revenue growth as wireless carriers seek to increase the coverage and capacity of their existing networks, while also deploying next generation wireless technologies. In addition, we intend to continue to supplement our organic growth by selectively developing or acquiring new sites in our existing and new markets where we can achieve our risk-adjusted return on investment objectives.
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
•Continued data growth and emerging high-performance, latency-sensitive applications will drive an increased need for reliable, secure and interconnected data center solutions. We believe these trends will result in incremental utilization and interconnection demand at our data center facilities.
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
In emerging markets, such as Bangladesh, Burkina Faso, Ghana, India, Kenya, Niger, Nigeria, the Philippines and Uganda, wireless networks tend to be significantly less advanced than those in the United States, and initial voice networks continue to be deployed in certain underdeveloped areas. A majority of consumers in these markets still utilize basic wireless services and advanced device penetration remains low. In more developed urban locations within these markets, mobile data usage tends to be higher and advanced network deployments are further along. Carriers are focused on completing voice network build-outs while increasing investments in data networks as mobile data usage and smartphone penetration within their customer bases begin to accelerate.
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
Finally, in markets with more mature network technology, such as Australia, Canada, Germany, France and Spain, carriers are focused on deploying 4G data networks to account for rapidly increasing wireless data usage among their customer base. With higher smartphone and advanced device penetration and significantly higher per capita data usage, carrier investment in networks is focused on 4G coverage and capacity, as well as the early stages of 5G deployment.
We believe that the network technology migration we have seen in the United States, which has led to significantly denser networks and meaningful new business commencements for us over a number of years, will be replicated in our international markets over time. As a result, we expect to be able to leverage our extensive international portfolio of approximately 177,000 communications sites and the relationships we have built with our carrier tenants to drive sustainable, long-term growth.
We have master lease agreements with many of our tenants for our communications sites that provide for consistent, long-term revenue and reduce the likelihood of non-contractual churn. Certain of those master lease agreements are comprehensive in nature and further build and augment strong strategic partnerships with our tenants while significantly reducing colocation cycle times, thereby providing our tenants with the ability to rapidly and efficiently deploy equipment on our sites.

Demand for our communications infrastructure assets could be negatively impacted by a number of factors, including an increase in network sharing or consolidation among our customers, as set forth in Item 1A of this Annual Report under the captions “Risk Factors—If our customers consolidate their operations, exit their businesses or share site infrastructure to a significant degree, our growth, revenue and ability to generate positive cash flows could be materially and adversely affected” and “Risk Factors—A substantial portion of our revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers.” In addition, the emergence and growth of new technologies could reduce demand for our sites, as set forth under the caption “Risk Factors—New technologies or changes in our or a customer’s business model could make our communications infrastructure leasing business less desirable and result in decreasing revenues and operating results.” Further, our customers may be subject to new regulatory policies from time to time that materially and adversely affect the demand for our communications infrastructure assets.
Property Operations New Site Revenue Growth. During the year ended December 31, 2021, we grew our portfolio of communications real estate through the acquisition and construction of approximately 38,950 communications sites globally. In a majority of our Asia-Pacific, Africa, Europe and Latin America markets, the revenue generated from newly acquired or constructed sites resulted in increases in both tenant and pass-through revenues (such as ground rent or power and fuel costs) and expenses. We continue to evaluate opportunities to acquire communications real estate portfolios, both domestically and internationally, to determine whether they meet our risk-adjusted hurdle rates and whether we believe we can effectively integrate them into our existing portfolio.

New Sites (Acquired or Constructed)	2021	2020	2019
U.S. & Canada	170	2,255	430
Asia-Pacific	3,780	3,960	3,330
Africa	2,355	1,540	6,455
Europe	24,775	610	15
Latin America	7,870	1,000	3,475
During the year ended December 31, 2021, we also grew our portfolio of data center facilities through the acquisition of over 20 data center facilities and related assets in the United States, including through the CoreSite Acquisition.
Property Operations Expenses. Direct operating expenses incurred by our property segments include direct site or facility level expenses and consist primarily of ground rent and power and fuel costs, some or all of which may be passed through to our customers, as well as property taxes and repairs and maintenance expenses. These segment direct operating expenses exclude all segment and corporate selling, general, administrative and development expenses, which are aggregated into one line item entitled Selling, general, administrative and development expense in our consolidated statements of operations. In general, our property segments’ selling, general, administrative and development expenses do not significantly increase as a result of adding incremental customers to our sites or facilities and typically increase only modestly year-over-year. As a result, leasing additional space to new customers on our sites or within our facilities provides significant incremental gross margin and cash flow. We may, however, incur additional segment selling, general, administrative and development expenses as we increase our presence in our existing markets or expand into new markets. Our profit margin growth is therefore positively impacted by the addition of new customers to our sites or facilities but can be temporarily diluted by our development activities.
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
We define Consolidated AFFO as Nareit FFO (common stockholders) before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) the deferred portion of income tax and other income tax adjustments; (iv) non-real estate related depreciation, amortization and accretion; (v) amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges; (vi) other income (expense); (vii) gain (loss) on retirement of long-term obligations; (viii) other operating income (expense); and adjustments for (ix) unconsolidated affiliates and (x) noncontrolling interests, less cash payments related to capital improvements and cash payments related to corporate capital expenditures.
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

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For a discussion of our 2020 Results of Operations, including a discussion of our financial results for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of our annual report on Form 10-K filed with the SEC on February 25, 2021 (the “2020 Form 10-K”).
During the fourth quarter of 2021, as a result of the CoreSite Acquisition, we updated our reportable segments to add a Data Centers segment. The Data Centers segment is included within our property operations. We will now report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services. We believe this change provides greater visibility into our operating segments and aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments. This change applies to our business operations results beginning with the fourth quarter of 2021 and had no impact on our consolidated financial statements for any prior periods. Historical financial information included in this Annual Report has not been adjusted as the amounts attributable to data center assets were insignificant as prior to to the fourth quarter of 2021, we owned one data center.

Years Ended December 31, 2021 and 2020
(in millions, except percentages)
Revenue

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Property
U.S. & Canada (1)	$4,920.2	$4,517.0	9%
Asia-Pacific	1,199.1	1,139.4	5
Africa	1,005.5	890.2	13
Europe	496.2	149.6	232
Latin America	1,465.4	1,257.4	17
Data Centers	23.2	—	100
Total property	9,109.6	7,953.6	15
Services	247.3	87.9	181
Total revenues	$9,356.9	$8,041.5	16%
_______________
(1)    For the year ended December 31, 2020, U.S. & Canada includes $8.5 million of revenue attributable to our data center assets. For the year ended December 31, 2021, revenue attributable to our data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Year ended December 31, 2021
U.S. & Canada property segment revenue growth of $403.2 million was attributable to:
• Tenant billings growth of $287.6 million, which was driven by:
◦$168.2 million generated from newly acquired or constructed sites, primarily related to our acquisition of InSite Wireless Group, LLC (“InSite,” and the acquisition, the “InSite Acquisition”); and
◦$129.4 million due to colocations and amendments;
◦Partially offset by:
▪A decrease of $7.7 million from other tenant billings; and
▪A decrease of $2.3 million from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA); and
• An increase of $115.6 million in other revenue, which includes a $143.7 million increase due to straight-line accounting, primarily due to the impact of the T-Mobile MLA, partially offset by a decrease in revenue attributable to our data center assets, which is presented in the Data Centers segment in the current period.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in the Canadian Dollar. During the year ended December 31, 2021, the assets acquired pursuant to the InSite Acquisition generated approximately $153.7 million in U.S. & Canada property revenue.

Asia-Pacific property segment revenue growth of $59.7 million was attributable to:
• An increase of $41.6 million in pass-through revenue; and
• Tenant billings growth of $22.7 million, which was driven by:
◦$48.2 million due to colocations and amendments; and
◦$24.7 million generated from newly acquired or constructed sites;
◦Partially offset by:
▪A decrease of $49.1 million resulting from churn in excess of contractual escalations; and
▪A decrease of $1.1 million from other tenant billings;
• Partially offset by a decrease of $6.8 million in other revenue, primarily due to tenant settlements in the prior-year period.
Segment revenue growth included an increase of $2.2 million attributable to the positive impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).
Africa property segment revenue growth of $115.3 million was attributable to:
• Tenant billings growth of $90.6 million, which was driven by:
◦$40.2 million due to colocations and amendments;
◦$39.0 million generated from newly acquired or constructed sites;
◦$7.6 million from contractual escalations, net of churn; and
◦$3.8 million from other tenant billings; and
• An increase of $44.9 million in pass-through revenue;
• Partially offset by a decrease of $23.1 million in other revenue, primarily due to an increase in revenue reserves and a decrease in tenant settlements attributable to prior tenant cancellations.
Segment revenue growth included an increase of $2.9 million attributable to the impact of foreign currency translation, which included, among others, positive impacts of $16.0 million related to fluctuations in South African Rand, partially offset by negative impacts related to fluctuations in the currencies of our other African markets, which included, among others, $12.2 million related to fluctuations in Nigerian Naira.
Europe property segment revenue growth of $346.6 million was attributable to:
• Tenant billings growth of $196.3 million, which was driven by:
◦$189.8 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange S.A. (“Orange”);
◦$7.9 million due to colocations and amendments; and
◦$0.1 million from other tenant billings;
◦Partially offset by a decrease of $1.5 million resulting from churn in excess of contractual escalations;
• An increase of $128.9 million in pass-through revenue, primarily attributable to the Telxius Acquisition; and
• An increase of $14.9 million in other revenue, primarily attributable to straight-line accounting, the Telxius Acquisition and increases in back-billing.
Segment revenue growth included an increase of $6.5 million, primarily attributable to the positive impact of foreign currency translation related to fluctuations in EUR. During the year ended December 31, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $318.0 million in Europe property revenue.
Latin America property segment revenue growth of $208.0 million was attributable to:
• Tenant billings growth of $114.5 million, which was driven by:
◦$49.3 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
◦$33.8 million due to colocations and amendments;
◦$27.9 million from contractual escalations, net of churn; and
◦$3.5 million from other tenant billings;
• An increase of $72.3 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil and the Telxius Acquisition; and
• An increase of $27.2 million in other revenue primarily as a result of a tenant settlement in Brazil.
Segment revenue growth included a decrease of $6.0 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $28.0 million related to fluctuations in Brazilian Real and $4.8 million related to fluctuations in Peruvian Sol, partially offset by positive impacts related to fluctuations in the currencies of our other Latin American markets, which included, among others, $25.3 million related to fluctuations in Mexican Peso. During the year ended December 31, 2021, the assets acquired pursuant to the Telxius Acquisition generated approximately $70.7 million in Latin America property revenue.

Data Centers segment revenue growth was attributable to data centers acquired in 2021, including through the CoreSite Acquisition.
Services segment revenue growth of $159.4 million was primarily attributable to an increase in site application, zoning, permitting and structural analysis services.
Gross Margin

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Property
U.S. & Canada (1)	$4,066.7	$3,709.0	10%
Asia-Pacific	474.8	478.0	(1)
Africa	659.4	592.5	11
Europe	302.2	121.5	149
Latin America	1,007.1	864.9	16
Data Centers	14.1	—	100
Total property	6,524.3	5,765.9	13
Services	150.6	51.4	193%
_______________
(1)    For the year ended December 31, 2020, U.S. & Canada included $6.0 million of gross margin attributable to our data center assets. For the year ended December 31, 2021, gross margin attributable to our data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Year ended December 31, 2021
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $45.5 million, including expenses due to the InSite Acquisition.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to an increase in direct expenses of $61.5 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs, partially offset by the increase in revenue described above. Direct expenses were also negatively impacted by $1.4 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $50.0 million. Direct expenses also benefited by $1.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $164.7 million, primarily due to the Telxius Acquisition. Direct expenses were also negatively impacted by $1.2 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $69.6 million, including expenses related to the Telxius Acquisition. Direct expenses also benefited by $3.8 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was attributable to data centers acquired in 2021, including through the CoreSite Acquisition.
•The increase in Services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $60.2 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Property
U.S. & Canada (1)	$176.9	$162.2	9%
Asia-Pacific	73.1	97.4	(25)
Africa	72.3	94.4	(23)
Europe	42.1	23.0	83
Latin America	104.1	93.1	12
Data Centers	5.9	—	100
Total property	474.4	470.1	1
Services	16.2	14.8	9
Other	321.0	293.8	9
Total selling, general, administrative and development expense	$811.6	$778.7	4%
_______________
(1)    For the year ended December 31, 2020, U.S. & Canada included $3.2 million of SG&A attributable to our data center assets. For the year ended December 31, 2021, SG&A attributable to our data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Year Ended December 31, 2021
•The increase in our U.S. & Canada property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the InSite Acquisition, partially offset by lower canceled construction costs.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $35.2 million.
•The decrease in our Africa property segment SG&A was primarily driven by a decrease in bad debt expense of $26.3 million.
•The increase in our Europe property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition.
•The increase in our Latin America property segment SG&A was primarily driven by an increase in bad debt expense of $8.3 million, as a result of receivable reserves with a tenant.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in 2021, including through the CoreSite Acquisition.
•The increase in our Services segment SG&A was primarily driven by an increase in personnel costs to support our business.
•The increase in other SG&A was primarily driven by an increase in corporate SG&A, including an increase in personnel costs to support our business.

Operating Profit

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Property
U.S. & Canada (1)	$3,889.8	$3,546.8	10%
Asia-Pacific	401.7	380.6	6
Africa	587.1	498.1	18
Europe	260.1	98.5	164
Latin America	903.0	771.8	17
Data Centers	8.2	—	100
Total property	6,049.9	5,295.8	14
Services	134.4	36.6	267%
_______________
(1)    For the year ended December 31, 2020, U.S. & Canada included $2.8 million of operating profit attributable to our data center assets. For the year ended December 31, 2021, operating profit attributable to our data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Year Ended December 31, 2021
•The increases in operating profit for our U.S. & Canada, Europe and Latin America property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for our Asia-Pacific property segment was primarily attributable to a decrease in our segment SG&A, partially offset by a decrease in our segment gross margin.
•The increase in operating profit for our Africa property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A.
•The increase in operating profit for our Data Centers segment was attributable to data centers acquired in 2021, including through the CoreSite Acquisition.
•The increase in operating profit for our Services segment was primarily attributable to an increase in our segment gross margin.
Depreciation, Amortization and Accretion

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Depreciation, amortization and accretion	$2,332.6	$1,882.3	24%
The increase in depreciation, amortization and accretion expense for the year ended December 31, 2021 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including due to the InSite Acquisition, the Telxius Acquisition and the CoreSite Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Other operating expenses	$398.7	$265.8	50%
The increase in other operating expenses for the year ended December 31, 2021 was primarily attributable to increases in acquisition related costs, including pre-acquisition contingencies and settlements of $175.6 million, primarily associated with the Telxius Acquisition and the CoreSite Acquisition. These items were partially offset by a decrease in impairment charges of $49.1 million.
Total Other Expense

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Total Other expense	$302.6	$1,066.4	(72)%

Total other expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The decrease in total other expense during the year ended December 31, 2021 was due to foreign currency gains of $557.9 million in the current period, as compared to foreign currency losses of $216.4 million in the prior-year period, and a loss on retirement of long-term obligations of $38.2 million in the current period, attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the “InSite Debt”) and repayment of our 4.70% senior unsecured notes due 2022 (the “4.70% Notes”), as compared to a loss on retirement of long-term obligations of $71.8 million during the prior-year period attributable to the repayment of our 5.900% senior unsecured notes due 2021 (the “5.900% Notes”), our 3.300% senior unsecured notes due 2021 (the “3.300% Notes”) and our 3.450% senior unsecured notes due 2021 (the “3.450% Notes”).
Income Tax Provision

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Income tax provision	$261.8	$129.6	102%
Effective tax rate	9.3%	7.1%
As a REIT, we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our NOLs, subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the years ended December 31, 2021 and 2020 differs from the federal statutory rate.
The change in the income tax provision for the year ended December 31, 2021 was primarily attributable to increases in reserves for uncertain tax positions and tax audit settlements, primarily in the United States and Mexico, in the current period.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Net income	$2,567.6	$1,691.5	52%
Income tax provision	261.8	129.6	102
Other (income) expense	(566.1)	240.8	(335)
Loss on retirement of long-term obligations	38.2	71.8	(47)
Interest expense	870.9	793.5	10
Interest income	(40.4)	(39.7)	2
Other operating expenses	398.7	265.8	50
Depreciation, amortization and accretion	2,332.6	1,882.3	24
Stock-based compensation expense	119.5	120.8	(1)
Adjusted EBITDA	$5,982.8	$5,156.4	16%

	Year Ended December 31,		Percent Change 2021 vs 2020
	2021	2020
Net income	$2,567.6	$1,691.5	52%
Real estate related depreciation, amortization and accretion	2,093.5	1,674.1	25
Losses from sale or disposal of real estate and real estate related impairment charges (1)	197.7	241.8	(18)
Dividend to noncontrolling interest	(2.6)	(7.9)	(67)
Adjustments for unconsolidated affiliates and noncontrolling interests	(102.9)	(88.7)	16
Nareit FFO attributable to American Tower Corporation common stockholders	$4,753.3	$3,510.8	35
Straight-line revenue	(465.6)	(322.0)	45
Straight-line expense	52.7	51.6	2
Stock-based compensation expense	119.5	120.8	(1)
Deferred portion of income tax and other income tax adjustments	36.6	(16.7)	(319)
Non-real estate related depreciation, amortization and accretion	239.1	208.2	15
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	40.1	33.3	20
Payment of shareholder loan interest (2)	—	(63.3)	(100)
Other (income) expense (3)	(566.1)	240.8	(335)
Loss on retirement of long-term obligations	38.2	71.8	(47)
Other operating expenses (4)	201.0	24.0	738
Capital improvement capital expenditures	(170.4)	(150.3)	13
Corporate capital expenditures	(8.0)	(9.3)	(14)
Adjustments for unconsolidated affiliates and noncontrolling interests	102.9	88.7	16
Consolidated AFFO	$4,373.3	$3,788.4	15%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(96.8)	(24.9)	289%
AFFO attributable to American Tower Corporation common stockholders	$4,276.5	$3,763.5	14%
_______________
(1)    Included in these amounts are impairment charges of $173.7 million and $222.8 million for the years ended December 31, 2021 and 2020, respectively.
(2)    For the year ended December 31, 2020, relates to the payment of capitalized interest associated with the acquisition of MTN’s redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda (see note 14 to our consolidated financial statements included in this Annual Report). This long-term deferred interest payment was previously expensed but excluded from Consolidated AFFO.
(3)    Includes (gains) losses on foreign currency exchange rate fluctuations of $(557.9) million and $216.4 million, respectively.
(4)    Primarily includes acquisition-related costs and integration costs.
(5)    Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.
Year Ended December 31, 2021
The increase in net income was primarily due to (i) an increase in our operating profit and (ii) a decrease in other expenses, primarily due to foreign currency gains in the current period as compared to foreign currency losses in the prior-year period, partially offset by (a) an increase in depreciation, amortization and accretion expense, (b) an increase in other operating expense, primarily attributable to acquisition related costs associated with the Telxius Acquisition and the CoreSite Acquisition, and (c) an increase in the income tax provision. Net income for the year ended December 31, 2021 included a loss on retirement of long-term obligations of $38.2 million, attributable to the repayment of the InSite Debt and the 4.70% Notes, as compared to a loss on retirement of long-term obligations of $71.8 million during the year ended December 31, 2020, attributable to the repayment of the 5.900% Notes, the 3.300% Notes and the 3.450% Notes.
The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin and was partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense, of $31.2 million.
The increase in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, partially offset by increases in capital improvement and corporate capital expenditures, cash paid for taxes and cash paid for interest. The prior year period also included $63.3 million of previously deferred interest associated with a shareholder loan. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by higher adjustments for unconsolidated affiliates and noncontrolling interests in Europe.

Liquidity and Capital Resources
For a discussion of our 2020 Liquidity and Capital Resources, including a discussion of cash flows for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of the 2020 Form 10-K.
Overview
During the year ended December 31, 2021, we increased our financial flexibility and our ability to grow our business while maintaining our long-term financial policies. Our significant 2021 financing transactions included:
•Entry into the 2021 EUR Delayed Draw Term Loans, the 2021 USD Delayed Draw Term Loans, the BofA Bridge Loan Commitment and the JPM Bridge Loan Commitment (each as defined below).
•Registered public offerings in an aggregate amount of $6.8 billion, including 3.0 billion EUR, of senior unsecured notes with maturities ranging from 2026 to 2051.
•Registered public offering of 9,900,000 shares of our common stock for aggregate net proceeds of $2.4 billion.
•Increase of our commitments under (i) our senior unsecured multicurrency revolving credit facility to $6.0 billion (as amended and restated as further described below, the “2021 Multicurrency Credit Facility”), (ii) our senior unsecured revolving credit facility to $4.0 billion (as amended and restated as further described below, the “2021 Credit Facility”) and (iii) our unsecured term loan to $1.0 billion (as amended and restated as further described below, the “2021 Term Loan”).
•Repayment of all amounts outstanding under our $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”).
•Repayment of all amounts outstanding under the InSite Debt.
•Repayment of all amounts outstanding under the 2021 EUR 364-Day Delayed Draw Term Loan (as defined below).
•Repayment of $500.0 million of indebtedness under the 2021 Term Loan.
•Redemption of the 4.70% Notes for an aggregate redemption price of approximately $715.1 million.
The following table summarizes our liquidity as of December 31, 2021 (in millions):

Available under the 2021 Multicurrency Credit Facility	$1,611.6
Available under the 2021 Credit Facility	2,590.0
Letters of credit	(4.7)
Total available under credit facilities, net	4,196.9
Cash and cash equivalents	1,949.9
Total liquidity	$6,146.8
Subsequent to December 31, 2021, we made additional net borrowings of (i) $1.2 billion under the 2021 Credit Facility and (ii) $850.0 million under the 2021 Multicurrency Credit Facility. The borrowings were used to repay existing indebtedness and for general corporate purposes.
Summary cash flow information is set forth below for the years ended December 31, (in millions):

	2021	2020
Net cash provided by (used for):
Operating activities	$4,819.9	$3,881.4
Investing activities	(20,692.2)	(4,784.6)
Financing activities	16,424.5	1,215.3
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(70.3)	(28.7)
Net increase in cash and cash equivalents, and restricted cash	$481.9	$283.4
We use our cash flows to fund our operations and investments in our business, including maintenance and improvements, communications site construction, managed network installations and acquisitions. Additionally, we use our cash flows to make distributions, including distributions of our REIT taxable income to maintain our qualification for taxation as a REIT under the Code. We may also repay or repurchase our existing indebtedness or equity from time to time. We typically fund our international expansion efforts primarily through a combination of cash on hand, intercompany debt and equity contributions.
In February 2021, we entered into an agreement with Macquarie SBI Infrastructure Investments Pte Limited and SBI Macquarie Infrastructure Trust (together, “Macquarie”), our remaining minority holders in ATC TIPL, to redeem 100% of their combined holdings in ATC TIPL (see note 14 to our consolidated financial statements included in this Annual Report) at a price of INR 175 per share, subject to certain adjustments. During the year ended December 31, 2021, we redeemed 100% of Macquarie’s combined holdings in ATC TIPL, for total consideration of INR 12.9 billion (approximately $173.2 million at the date of redemption). As a result of the redemption, we now hold a 100% ownership interest in ATC TIPL.
In May 2021 and June 2021, in connection with the funding of the Telxius Acquisition, we entered into agreements for CDPQ and Allianz to acquire 30% and 18% noncontrolling interests, respectively, in ATC Europe. We completed the ATC Europe Transactions in September 2021 for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing). After the completion of the ATC Europe Transactions, we hold a 52% controlling ownership interest in ATC Europe.
As of December 31, 2021, we had total outstanding indebtedness of $43.5 billion, with a current portion of $4.6 billion. During the year ended December 31, 2021, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, the 2021 EUR Delayed Draw Term Loans and the 2021 USD Delayed Draw Term Loans, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2022, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
As of December 31, 2021, we had $1.6 billion of cash and cash equivalents held by our foreign subsidiaries, of which $292.4 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
For the year ended December 31, 2021, cash provided by operating activities increased $938.5 million as compared to the year ended December 31, 2020. The primary factors that impacted cash provided by operating activities as compared to the year ended December 31, 2020, include:
•An increase in our segment operating profit of $851.9 million, partially offset by an increase in acquisition related costs, primarily associated with the Telxius Acquisition and the CoreSite Acquisition;
•An increase in unearned revenue due to advance payments from a customer;
•An increase in non-cash operating activities, including an increase of approximately $143.6 million in straight-line revenue;
•An increase in cash required for working capital, primarily as a result of an increase in prepaid and other assets;
•An increase of approximately $78.9 million in cash paid for taxes; and
•An increase of approximately $28.9 million in cash paid for interest.
Cash Flows from Investing Activities
Our significant investing activities during the year ended December 31, 2021 are highlighted below:
•We spent approximately $19.3 billion for acquisitions, primarily related to the Telxius Acquisition and the CoreSite Acquisition, as well as asset acquisitions in the United States, Bangladesh, Chile, France, Mexico, Nigeria, Peru and Poland.
•We spent $1.4 billion for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$516.4
Ground lease purchases (2)	237.5
Capital improvements and corporate expenditures (3)	178.4
Redevelopment	264.3
Start-up capital projects	211.2
Total capital expenditures (4)	$1,407.8
_______________
(1)Includes the construction of 6,356 communications sites globally.
(2)Includes $35.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our consolidated statements of cash flows.
(3)Includes $5.4 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flow from financing activities in our consolidated statements of cash flows.
(4)Net of purchase credits of $9.5 million on certain assets, which are reported in operating activities in our consolidated statements of cash flows.
We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site and data center facility construction, and through acquisitions. We also regularly review our site portfolios as to capital expenditures required to upgrade our towers to our structural standards or address capacity, structural or permitting issues.
We expect that our 2022 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$820	to	$850
Ground lease purchases	230	to	250
Capital improvements and corporate expenditures	170	to	180
Redevelopment	500	to	520
Start-up capital projects	280	to	300
Total capital expenditures	$2,000	to	$2,100
_______________
(1)    Includes the construction of approximately 6,000 to 7,000 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Year Ended December 31,
	2021	2020
Proceeds from issuance of senior notes, net	$6,761.6	$7,925.1
Proceeds from issuance of equity, net	2,361.8	—
Proceeds from (repayments of) credit facilities, net	3,691.8	(5.1)
Distributions paid on common stock	(2,271.0)	(1,928.2)
Purchases of common stock	—	(56.0)
Repayments of securitized debt (1)	(763.5)	(350.0)
Contributions from noncontrolling interest holders (2)	3,078.2	—
Distributions to noncontrolling interest holders (3)	(223.2)	(12.3)
Repayments of senior notes	(700.0)	(2,650.0)
Proceeds from (repayments of) term loans, net	4,817.2	(250.0)
Purchases of redeemable noncontrolling interests (4)	(175.7)	(861.7)
_______________
(1)As of December 31, 2020, the InSite Debt included $763.5 million aggregate principal amount and a fair value adjustment of $36.5 million. During the year ended December 31, 2021, we repaid all amounts outstanding under the InSite Debt.
(2)For the year ended December 31, 2021, includes $3.1 billion of contributions received from CDPQ and Allianz in connection with the ATC Europe Transactions.
(3)For the year ended December 31, 2021, includes $214.9 million of cash consideration paid to PGGM in connection with the reorganization of our subsidiaries in Europe.
(4)Includes the redemptions of minority interests in ATC TIPL. During the year ended December 31, 2021, we also liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption). During the year ended December 31, 2020, we also completed the acquisition of MTN’s 49% redeemable noncontrolling interests in each of our joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including an adjustment of $1.4 million.

Senior Notes
Repayments of Senior Notes
Repayment of 4.70% Senior Notes—On October 18, 2021, we redeemed all of the 4.70% Notes at a price equal to 101.7270% of the principal amount, plus accrued and unpaid interest up to, but excluding October 18, 2021, for an aggregate redemption price of approximately $715.1 million, including $3.0 million in accrued and unpaid interest. We recorded a loss on retirement of long-term obligations of approximately $12.4 million, which included prepayment consideration of $12.1 million and the associated unamortized discount and deferred financing costs. The redemption was funded with cash on hand. Upon completion of this redemption, none of the 4.70% Notes remained outstanding.
Repayment of 2.250% Senior Notes—On January 14, 2022, we repaid $600.0 million aggregate principal amount of our 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) upon their maturity. The 2.250% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 2.250% Notes remained outstanding.
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
1.450% Senior Notes, 2.300% Senior Notes and 2.950% Senior Notes Offering—On September 27, 2021, we completed a registered public offering of $600.0 million aggregate principal amount of 1.450% senior unsecured notes due 2026 (the “1.450% Notes”), $700.0 million aggregate principal amount of 2.300% senior unsecured notes due 2031 (the “2.300% Notes”) and $500.0 million aggregate principal amount through a reopening of our 2.950% senior unsecured notes due 2051, originally issued on November 20, 2020 (the “2.950% Notes”). The net proceeds from this offering were approximately $1,765.1 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Term Loan and for general corporate purposes.
0.400% Senior Notes and 0.950% Senior Notes Offering—On October 5, 2021, we completed a registered public offering of 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.400% senior unsecured notes due 2027 (the “0.400% Notes”) and 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.950% senior unsecured notes due 2030 (the “0.950% Notes” and, collectively with the 1.600% Notes, the 2.700% Notes, the 0.450% Notes, the 0.875% Notes, the 1.250% Notes, the 1.450% Notes, the 2.300% Notes, the 2.950% Notes and the 0.400% Notes, the “Notes”). The net proceeds from this offering were approximately 987.7 million EUR (approximately $1,145.6 million at the date of issuance), after deducting commissions and estimated expenses. We used the net proceeds to repay existing EUR denominated indebtedness under the 2021 Multicurrency Credit Facility and the 2021 EUR 364-Day Delayed Draw Term Loan.

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
(3)The 0.450% Notes, the 0.875% Notes, the 1.250% Notes the 0.400% Notes and the 0.950% Notes are denominated in EUR. Represents the dollar equivalent of the aggregate principal amount as of the issue date.
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
Bank Facilities

Amendments to Bank Facilities—On February 10, 2021, we amended and restated the 2021 Multicurrency Credit Facility and the 2021 Credit Facility and amended the 2021 Term Loan.
These amendments, among other things,
i.extended the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively;
ii.increased the commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to $4.1 billion and $2.9 billion, respectively;
iii.increased the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $6.1 billion and $4.4 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively;
iv.expanded the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2021 Credit Facility with a $1.5 billion sublimit;
v.amended the limitation of our permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if we consummate a Qualified Acquisition (as defined in each of the loan agreements for the facilities));
vi.amended the limitation on indebtedness of, and guaranteed by, our subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of us and our subsidiaries on a consolidated basis; and
vii.increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
On December 8, 2021, we amended and restated the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, and amended the 2021 EUR Three Year Delayed Draw Term Loan (as defined below).
These amendments, among other things,
i.extended the maturity dates to June 30, 2025, January 31, 2027 and January 31, 2027 for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, respectively;
ii.increased the commitments under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan to $6.0 billion, $4.0 billion and $1.0 billion, respectively, of which an aggregate of approximately $5.1 billion under these facilities was used to finance the CoreSite Acquisition;
iii.increased the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $8.0 billion and $5.5 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively;
iv.amended the limitation of our permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loans) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the CoreSite Acquisition, which began with the quarter ended December 31, 2021, stepping down to 6.00 to 1.00 (with a further step up to 7.50 to 1.00 if we consummate a Qualified Acquisition (as defined in each of the agreements));
v.expanded the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility from $3.0 billion and $1.5 billion to $3.5 billion and $2.5 billion, respectively; and
vi.increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $500.0 million to $600.0 million.
2021 Multicurrency Credit Facility—As of December 31, 2021, we had the ability to borrow up to $6.0 billion under the 2021 Multicurrency Credit Facility, which includes a $3.5 billion sublimit for multicurrency borrowings, a $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2021, we borrowed an aggregate of $7.8 billion, including an aggregate of 2.4 billion EUR ($2.9 billion as of the borrowing dates), and repaid an aggregate of $3.4 billion of revolving indebtedness, including an aggregate of 1.3 billion EUR ($1.5 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions, under the 2021 Multicurrency Credit Facility. We used the borrowings to fund the Telxius Acquisition and the CoreSite Acquisition, to repay existing indebtedness, including the InSite Debt and the 2020 Term Loan, and for general corporate purposes.
2021 Credit Facility—As of December 31, 2021, we had the ability to borrow up to $4.0 billion under the 2021 Credit Facility, which includes a $2.5 billion sublimit for multicurrency borrowings, $200.0 million sublimit for letters of credit and a $50.0 million sublimit for swingline loans. During the year ended December 31, 2021, we borrowed an aggregate of $4.9 billion, including an aggregate of 1.2 billion EUR ($1.5 billion as of the borrowing dates), and repaid an aggregate of $5.8 billion of revolving indebtedness, including an aggregate of 1.2 billion EUR ($1.4 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions, under the 2021 Credit Facility. We used the borrowings to fund the Telxius Acquisition and the CoreSite Acquisition and for general corporate purposes.
Repayment of the 2020 Term Loan—On February 5, 2021, we repaid all amounts outstanding under the 2020 Term Loan using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
2021 Term Loan—On September 27, 2021, we repaid $500.0 million of indebtedness under the 2021 Term Loan using proceeds from the issuance of the 1.450% Notes, the 2.300% Notes and the 2.950% Notes. On December 28, 2021, we borrowed $500.0 million under the 2021 Term Loan, which was used to fund the CoreSite Acquisition. As of December 31, 2021, $1.0 billion is outstanding under the 2021 Term Loan.
2021 EUR Delayed Draw Term Loans—On February 10, 2021, we entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which were used to fund the Telxius Acquisition (the “2021 EUR 364-Day Delayed Draw Term Loan”), and which was subsequently repaid in full as described below, and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which were used to fund the Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder (the “2021 EUR Three Year Delayed Draw Term Loan,” and, together with the 2021 EUR 364-Day Delayed Draw Term Loan, the “2021 EUR Delayed Draw Term Loans”). The 2021 EUR Three Year Delayed Draw Term Loan bears interest at either (i) a base rate plus and applicable margin or (ii) a Eurocurrency rate plus an applicable margin, in each case, subject to adjustments based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.125% above the Euro Interbank Offered Rate (“EURIBOR”).
On May 28, 2021, we borrowed 1.1 billion EUR ($1.3 billion as of the borrowing date) under the 2021 EUR 364-Day Delayed Draw Term Loan and 825.0 million EUR ($1.0 billion as of the borrowing date) under the 2021 EUR Three Year Delayed Draw Term Loan. We used the borrowings to fund the Telxius Acquisition.
On September 16, 2021, we repaid 420.0 million EUR ($494.2 million as of the repayment date) under the 2021 EUR 364-Day Delayed Draw Term Loan using proceeds from the ATC Europe Transactions. On October 7, 2021, we repaid all remaining amounts outstanding under the 2021 EUR 364-Day Delayed Draw Term Loan using proceeds from the issuance of the 0.400% Notes and the 0.950% Notes.
2021 USD Delayed Draw Term Loans—On December 8, 2021, we entered into (i) a $3.0 billion unsecured term loan, the proceeds of which were used to fund the CoreSite Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder (the “2021 USD 364-Day Delayed Draw Term Loan”) and (ii) a $1.5 billion unsecured term loan, the proceeds of which were used to fund the CoreSite Acquisition, with a maturity date that is two years from the date of the first draw thereunder (the “2021 USD Two Year Delayed Draw Term Loan” and, together with the 2021 USD 364-Day Delayed Draw Term Loan, the “2021 USD Delayed Draw Term Loans”). The 2021 USD Delayed Draw Term Loans bear interest at either (i) a base rate plus an applicable margin or (ii) a Eurocurrency rate plus an applicable margin, in each case, subject to adjustments based on our senior unsecured debt rating, which, based on our current debt ratings, is 1.125% above LIBOR.
On December 28, 2021, we borrowed $3.0 billion under the 2021 USD 364-Day Delayed Draw Term Loan and $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan. We used the borrowings to fund the CoreSite Acquisition.
Bridge Facilities—In connection with entering into the Telxius Acquisition, we entered into a commitment letter (the “BofA Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BofA”) pursuant to which BofA had, with respect to bridge financing, committed to provide up to 7.5 billion EUR (approximately $9.1 billion at the date of signing) in bridge loans (the “BofA Bridge Loan Commitment”) to ensure financing for the Telxius Acquisition. Effective February 10, 2021, the BofA Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 EUR Delayed Draw Term Loans, as described above. The BofA Bridge Loan Commitment was further reduced as a result of the May 2021 common stock offering, as further described below. Effective May 24, 2021, upon receipt of the proceeds from the issuance of the 0.450% Notes, the 0.875% Notes and the 1.250% Notes, we determined that we had adequate cash resources and undrawn availability under our revolving credit facilities and the 2021 EUR Delayed Draw Term Loans to fund the cash consideration payable in connection with the Telxius Acquisition and terminated the BofA Commitment Letter. We did not make any borrowings under the BofA Bridge Loan Commitment.
In connection with entering into the CoreSite Acquisition, we entered into a commitment letter, dated November 14, 2021, with JPMorgan Chase Bank, N.A. (“JPM”) pursuant to which JPM had, with respect to bridge financing, committed to provide up to $10.5 billion in bridge loans (the “JPM Bridge Loan Commitment”) to ensure financing for the CoreSite Acquisition. Effective December 8, 2021, the JPM Bridge Loan Commitment was fully terminated as a result of the $10.5 billion in committed amounts available under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 USD Delayed Draw Term Loans, as described above. We did not make any borrowings under the JPM Bridge Loan Commitment.

As of December 31, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan were as follows:

Bank Facility		Outstanding Principal Balance	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$4,388.4	June 30, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	1,410.0	January 31, 2027	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	938.2	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
2021 USD 364-Day Delayed Draw Term Loan	(4)	3,000.0	December 28, 2022		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 USD Two Year Delayed Draw Term Loan	(4)	1,500.0	December 28, 2023		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
_______________
(1)Represents interest rate above LIBOR for LIBOR based borrowings, interest rate above EURIBOR for EURIBOR based borrowings and interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
(2)Currently borrowed at LIBOR for USD denominated borrowings and at EURIBOR for EUR denominated borrowings.
(3)Subject to two optional renewal periods.
(4)Currently borrowed at LIBOR.
(5)Currently borrowed at EURIBOR.
We must pay a quarterly commitment fee on the undrawn portion of each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility. The commitment fee for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility ranges from 0.080% to 0.300% per annum, based upon our debt ratings, and is currently 0.110%.
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate, LIBOR or EURIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
India Indebtedness—The India indebtedness includes several working capital facilities, most of which are subject to annual renewal, and an overdraft facility. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity. The overdraft facility bears interest at the Overnight Mumbai Inter-Bank Offer Rate at the time of borrowing plus a spread. As of December 31, 2021, we have not borrowed under these facilities.

Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2021 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	5.09% -8.75%	February 4, 2022 - October 23, 2022
Overdraft facility (2)	—	$—	N/A	September 14, 2022
_______________
(1)    7.70 billion INR ($103.5 million) of borrowing capacity as of December 31, 2021.
(2)    380.0 million INR ($5.1 million) of borrowing capacity as of December 31, 2021.
Repayment of CoreSite Debt—Debt assumed in connection with the CoreSite Acquisition included senior unsecured notes previously entered into by CoreSite (the “CoreSite Debt”). The CoreSite Debt was recorded at fair value upon the closing of the CoreSite Acquisition. On January 7, 2022, we repaid the entire amount outstanding under the CoreSite Debt, plus accrued and unpaid interest up to, but excluding, January 7, 2022, for an aggregate redemption price of $962.9 million, including $80.1 million of prepayment consideration and $7.8 million in accrued and unpaid interest. The repayment of the CoreSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
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
During the year ended December 31, 2021, we made no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan, as amended (the “2007 Plan”). During the year ended December 31, 2021, we received an aggregate of $96.8 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of December 31, 2021, we have not sold any shares of common stock under the 2020 ATM Program.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $11.8 billion to our common stockholders, including the dividend paid in January 2022, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
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
During the year ended December 31, 2021, we paid $5.03 per share, or $2.3 billion, to common stockholders of record. In addition, we declared a distribution of $1.39 per share, or $633.5 million, paid on January 14, 2022 to our common stockholders of record at the close of business on December 27, 2021.
We accrue distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $12.8 million and $12.6 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we paid $7.5 million of distributions upon the vesting of restricted stock units.
For more details on the cash distributions paid to our common stockholders during the year ended December 31, 2021, see note 15 to our consolidated financial statements included in this Annual Report.
Material Cash Requirements—The following table summarizes material cash requirements from known contractual and other obligations as of December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations (1)	$4,568.7	$4,512.7	$3,091.0	$8,134.5	$3,370.1	$19,820.5	$43,497.5
Operating lease obligations (2)	1,125.9	1,071.7	1,028.0	969.4	919.9	6,935.4	12,050.3
______________
(1)    Includes aggregate principal maturities of long-term debt, including finance lease obligations (see note 8 to our consolidated financial statements included in this Annual Report).
(2)    Includes payments under non-cancellable initial terms, as well as payments for certain renewal periods at our option, which we expect to renew because failure to do so could result in a loss of the applicable communications sites and related revenues from tenant leases (see note 4 to our consolidated financial statements included in this Annual Report).

Distributions—We expect that our 2022 total distributions declared to our common stockholders will be $2.8 billion. The amount, timing and frequency of future distributions will be at the sole discretion of our Board of Directors.
Signed Acquisitions—On November 28, 2019, we entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. As of December 31, 2021, we have completed the acquisition of nearly 1,200 communications sites. The remaining communications sites are expected to close in tranches, subject to customary closing conditions.
Asset Retirement Obligations—We are required to remove our assets and remediate the leased sites upon which certain of our assets are located. As of December 31, 2021, the estimated undiscounted future cash outlay for asset retirement obligations was $4.2 billion.
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
Internally Generated Funds—Because the majority of our customer leases are multiyear contracts, a significant majority of the revenues generated by our property operations as of the end of 2021 is recurring revenue that we should continue to receive in future periods. Accordingly, a key factor affecting our ability to generate cash flow from operating activities is to maintain this recurring revenue and to convert it into operating profit by minimizing operating costs and fully achieving our operating efficiencies. In addition, our ability to increase cash flow from operating activities depends upon the demand for our communications infrastructure and our related services and our ability to increase the utilization of our existing communications infrastructure.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of December 31, 2021, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended December 31, 2021 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~$5.4	~$0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~$16.1 (4)	~$5.4
_______________
(1)    Each component of the ratio as defined in the applicable loan agreement.
(2)    Assumes no change to Adjusted EBITDA.
(3)    Assumes no change to our debt levels.
(4)    Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.
Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan, the Telxius Acquisition and the CoreSite Acquisition are designated as a Qualified Acquisitions, whereby our Total Debt to Adjusted EBITDA ratio is adjusted to not exceed 7:50 to 1:00 for four fiscal quarters following consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021 and for four fiscal quarters following consummation of the CoreSite Acquisition, which began with the quarter ended December 31, 2021. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of December 31, 2021, $358.8 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During Year Ended December 31, 2021	DSCR as of December 31, 2021	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$303.1	15.10x	$253.8	$256.6
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$534.9	10.04x	$522.0	$530.9
_______________
(1)    Based on the net cash flow of the applicable issuer or borrower as of December 31, 2021 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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
A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,531 communications sites that secure the Series 2015-2 Notes or the 5,113 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Further, as further discussed under Item 1A of this Annual Report under the caption “Risk Factors,” extreme market volatility and disruption caused by the COVID-19 pandemic may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations or refinance our existing indebtedness.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the year ended December 31, 2021. We have identified the following policies as critical to an understanding of our results of operations and financial condition. This is not a comprehensive list of our accounting policies. See note 1 to our consolidated financial statements included in this Annual Report for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
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
In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, that may have a material financial impact on certain of our tenants which could affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government in India approved a relief package, that, among other things, included (i) a four year moratorium on the payment of AGR fees owed and (ii) a change in the definition of AGR on a prospective basis. We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from tenants in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles. The carrying value of tenant-related intangibles in India was $0.9 billion as of December 31, 2021, which represents 6% of our consolidated balance of $15.0 billion. Additionally, a significant reduction in tenant related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $1.0 billion and $367.4 million, respectively, as of December 31, 2021, which represent 12% and 9% of our consolidated balances of $9.0 billion and $4.0 billion, respectively.
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
During the year ended December 31, 2021, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.
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
•Revenue Recognition: Our revenue is derived from leasing the right to use our communications sites, the land on which the sites are located and our data center facilities (the “lease component”) and from the reimbursement of costs incurred in operating the communications sites and supporting the tenants’ equipment as well as other services and contractual rights (the “non-lease component”). Most of our revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, we separately determine the stand-alone selling prices and pattern of revenue recognition for each performance obligation.
Our revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index or other inflation-based indices, and other incentives present in lease agreements with our tenants, are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2021, 2020 and 2019 were $465.6 million, $322.0 million and $183.5 million, respectively. Amounts billed upfront in connection with the execution of lease agreements are initially deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets and recognized as revenue over the terms of the applicable lease arrangements. Amounts billed or received for services prior to being earned are deferred and reflected in Unearned revenue in the accompanying consolidated balance sheets until the criteria for recognition have been met.

We derive the largest portion of our revenues, corresponding trade receivables and the related deferred rent asset from a small number of tenants in the telecommunications industry, with 52% of our revenues derived from three tenants. In addition, we have concentrations of credit risk in certain geographic areas. We mitigate the concentrations of credit risk with respect to notes and trade receivables by actively monitoring the creditworthiness of our borrowers and tenants. In recognizing tenant revenue we assess the collectibility of both the amounts billed and the portion recognized on a straight-line basis. This assessment takes tenant credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, recognition is deferred until such point as the uncertainty is resolved. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense. Accounts receivable are reported net of allowances for doubtful accounts related to estimated losses resulting from a tenant’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured.
•Rent Expense and Lease Accounting: Many of the leases underlying our tower sites and data centers have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable over time. In addition, certain of our tenant leases require us to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. Our calculation of the lease liability includes the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to us such that renewal appears to be reasonably assured.
We recognize a right-of-use lease asset and lease liability for operating and finance leases. The right-of-use asset is measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts.
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
The following table provides information as of December 31, 2021 about our market risk exposure associated with changing interest rates. For long-term debt obligations, the table presents principal cash flows by maturity date and average interest rates related to outstanding obligations. For interest rate swaps, the table presents notional principal amounts and weighted-average interest rates (in millions, except percentages). For more information, see Item 7 of this Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and note 8 to our consolidated financial statements included in this Annual Report.

Long-Term Debt	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed Rate Debt (a)	$968.7	$2,312.7	$2,152.8	$3,746.1	$3,370.1	$17,410.5	$29,960.9	$30,545.1
Weighted-Average Interest Rate (a)	4.07%	3.28%	3.49%	2.67%	2.58%	2.36%
Variable Rate Debt (b)	$3,600.0	$2,200.0	$938.2	$4,388.4	$—	$2,410.0	$13,536.6	$13,556.9
Weighted-Average Interest Rate (b)(c)	1.42%	1.81%	1.13%	1.21%	—%	1.23%

Interest Rate Swaps
Hedged Fixed-Rate Notional Amount	$600.0	$500.0	$—	$—	$—	$—	$1,100.0	$11.0	(d)
Variable Rate Debt Rate (e)							1.19%
_______________
(a)    Fixed rate debt consisted of: Securities issued in the Trust Securitizations; Securities issued in the 2015-2 Securitization; the CoreSite senior unsecured notes, which were subsequently repaid in full on January 7, 2022; our senior unsecured notes (see note 8 to our consolidated financial statements included in this Annual Report for a detailed description of all such senior unsecured notes); the Kenya Debt; the U.S. Subsidiary Debt; and other debt including finance leases.
(b)    Variable rate debt consisted of: the 2021 Multicurrency Credit Facility, which matures on June 30, 2025; the 2021 Credit Facility, which matures on January 31, 2027; the 2021 Term Loan, which matures on January 31, 2027; the 2021 EUR Three Year Delayed Draw Term Loan, which matures on May 28, 2024; the 2021 USD 364-Day Year Delayed Draw Term Loan, which matures on December 28, 2022; and the 2021 USD Two Year Delayed Draw Term Loan, which matures on December 28, 2023.
(c)    Based on rates effective as of December 31, 2021.
(d)    As of December 31, 2021, the interest rate swap agreements in the United States were included in Other non-current assets on the consolidated balance sheet.
(e)    Represents the weighted average variable rate of interest based on contractual notional amount as a percentage of total notional amounts.
Interest Rate Risk
As of December 31, 2021, we had three interest rate swap agreements related to the 2.250% Notes. These swaps were designated as fair value hedges, had an aggregate notional amount of $600.0 million, had an interest rate of one-month LIBOR plus applicable spreads and expired in January 2022. The 2.250% Notes were subsequently repaid in full on January 14, 2022. In addition, we have three interest rate swap agreements related to a portion of our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million, have an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of December 31, 2021 consisted of $4.4 billion under the 2021 Multicurrency Credit Facility, $1.4 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $938.2 million under the 2021 EUR Three Year Delayed Draw Term Loan, $3.0 billion under the 2021 USD 364-Day Delayed Draw Term Loan, $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan, $600.0 million under the interest rate swap agreements related to the 2.250% Notes and $500.0 million under the interest rate swap agreements related to the 3.000% Notes. A 10% increase in current interest rates would result in an additional $16.3 million of interest expense for the year ended December 31, 2021.

Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency fluctuations. For the year ended December 31, 2021, 44% of our revenues and 52% of our total operating expenses were denominated in foreign currencies.

As of December 31, 2021, we have incurred intercompany debt that is not considered to be permanently reinvested, and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $66.7 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2021. As of December 31, 2021, we have 7.3 billion EUR (approximately $8.3 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the year ended December 31, 2021.

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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of December 31, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. As discussed in Item 1 of this Annual Report under the caption “Business” and in note 6 to our consolidated financial statements included in this Annual Report, we completed the Telxius Acquisition in June 2021 and August 2021 and the CoreSite Acquisition in December 2021. As permitted by the rules and regulations of the SEC, we excluded from our assessment the internal control over financial reporting at (i) Telxius, whose financial statements reflect total assets and revenues constituting 17% and 4%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2021, and (ii) CoreSite, whose financial statements reflect total assets and revenues constituting 16% and 0%, respectively, of the consolidated financial statement amounts as of, and for the year ended, December 31, 2021.
In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded from our assessment the internal control over financial reporting at Telxius and CoreSite for the year ended December 31, 2021. We consider Telxius and CoreSite material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Telxius and CoreSite into our internal control structure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Telxius Telecom, S.A., which was acquired in June and August 2021 and whose financial statements constitute 17% of total assets and 4% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Management also excluded from its assessment the internal control over financial reporting at CoreSite Realty Corporation which was acquired in December 2021 and whose financial statements constitute 16% of total assets and 0% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Telxius or CoreSite.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2022

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers and their respective ages and positions as of February 17, 2022 are set forth below:

Thomas A. Bartlett	63	President and Chief Executive Officer
Rodney M. Smith	56	Executive Vice President, Chief Financial Officer and Treasurer
Edmund DiSanto	69	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Robert J. Meyer	58	Senior Vice President and Chief Accounting Officer
Olivier Puech	54	Executive Vice President and President, Latin America and EMEA
Sanjay Goel	54	Executive Vice President and President, Asia-Pacific
Steven O. Vondran	51	Executive Vice President and President, U.S. Tower Division

Thomas A. Bartlett is our President and Chief Executive Officer. Mr. Bartlett joined us in April 2009 as Executive Vice President and Chief Financial Officer and served in that role until March 2020 when he was appointed to his current position. Mr. Bartlett served as our Treasurer from February 2012 to December 2013, and again from July 2017 to August 2018. Prior to joining us, Mr. Bartlett served as Senior Vice President and Corporate Controller with Verizon Communications. During his 25-year career with Verizon Communications and its predecessor companies and affiliates, he served in numerous operations and business development roles, including as President and Chief Executive Officer of Bell Atlantic International Wireless from 1995 through 2000, where he was responsible for wireless activities in North America, Latin America, Europe and Asia. In addition, Mr. Bartlett served as CEO of Iusacell, a publicly traded, nationwide cellular company in Mexico, CEO of Verizon's Global Solutions Inc., a global connectivity business providing lit and dark fiber services primarily to global enterprises, and as an Area President for Verizon’s U.S. wireless business, where he was responsible for all operational aspects of the business in the Northeast and Mid-Atlantic states. He began his career at Deloitte, Haskins & Sells. Mr. Bartlett is a member of the World Economic Forum’s Information and Communications Technologies (ICT) Board of Governors, the National Association of Real Estate Investment Trust (NAREIT) Executive Committee and the Business Roundtable. He currently sits on the Samaritans advisory council, is on the Board of Advisors of the Rutgers Business School, is a member of the New England Technology Executive Summit and is on the Massachusetts Institute of Technology Presidential CEO Advisory Board. He earned an M.B.A. from Rutgers University and a Bachelor of Science degree in Engineering from Lehigh University.
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
Edmund DiSanto is our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary. Prior to joining us in April 2007, Mr. DiSanto was with Pratt & Whitney, a unit of United Technologies Corporation. Mr. DiSanto started with United Technologies in 1989, where he first served as Assistant General Counsel of its Carrier subsidiary, then as corporate Executive Assistant to the Chairman and Chief Executive Officer of United Technologies. From 1997, he held various legal and business roles at its Pratt & Whitney unit, including Deputy General Counsel and most recently, Vice President, Global Service Partners, Business Development. Prior to joining United Technologies, Mr. DiSanto served in a number of legal and related positions at United Dominion Industries and New England Electric Systems. Mr. DiSanto earned a J.D. from Boston College Law School and a Bachelor of Science from Northeastern University. In 2013, Mr. DiSanto became a member of the Board of Directors of the Business Council for International Understanding. Mr. DiSanto also serves as the Strategic Officer for the Company at the World Economic Forum. In 2019, Mr. DiSanto was admitted to the bar of the United States Supreme Court and in 2020, Mr. DiSanto was named to the Board of the U.S.-India Business Council.
Robert J. Meyer is our Senior Vice President and Chief Accounting Officer. Mr. Meyer joined us in August 2008 as our Senior Vice President, Finance and Corporate Controller and served in that role until January 2020 when he was appointed to his current position. Prior to joining us, Mr. Meyer was with Bright Horizons Family Solutions since 1998, a provider of child care, early education and work/life consulting services, where he most recently served as Chief Accounting Officer. Mr. Meyer also served as Corporate Controller and Vice President of Finance while at Bright Horizons. Prior to that, from 1997 to 1998, Mr. Meyer served as Director of Financial Planning and Analysis at First Security Services Corp. Mr. Meyer earned a Masters in Finance from Bentley University and a Bachelor of Science in Accounting from Marquette University, and is a Certified Public Accountant.
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
Sanjay Goel is our Executive Vice President and President, Asia-Pacific. Mr. Goel joined us in March 2021. Prior to joining us, Mr. Goel was with Nokia, where he started in the mobile networks division in 2001. During his time at Nokia, he held various sales and business management positions, including Head of the Managed Services Business Line for Asia Pacific, Japan and India and Vice President of the Global Services Business Unit, APAC and Japan. Mr. Goel also led Nokia’s Global Services business across Asia, the Middle East and Africa, and created a new sales and business development division within Global Services, based in Finland. Most recently, he served as President of the Global Services business group and Nokia Operations. Mr. Goel began his career at ABB and IBM, prior to joining Nokia. He holds a Bachelor’s degree in Engineering with specialization in Electronics and Communications from Manipal Institute of Technology.
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

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

2.1	Agreement and Plan of Merger by and between American Tower Corporation and American Tower REIT, Inc., dated as of August 24, 2011	8-K	001-14195	August 25, 2011	2.1

2.2	Agreement and Plan of Merger, dated November 14, 2021, by and among the Company, American Tower Investments LLC, Appleseed Holdco LLC, Appleseed Merger Sub LLC, Appleseed OP Merger Sub LLC, CoreSite and CoreSite, L.P.	8-K	001-14195	November 15, 2021	2.1

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

3.4	Certificate of Designations of the 5.25% Mandatory Convertible Preferred Stock, Series A, of the Company as filed with the Secretary of State of the State of Delaware, effective as of May 12, 2014	8-K	001-14195	May 12, 2014	3.1

3.5	Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series B, of the Company as filed with the Secretary of State of the State of Delaware, effective as of March 3, 2015	8-K	001-14195	March 3, 2015	3.1

4.1	Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee	S-3ASR	333-166805	May 13, 2010	4.3

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.2	Supplemental Indenture No. 4, dated as of December 30, 2011, to Indenture dated as of May 13, 2010, by and among, the Company, American Tower REIT, Inc. and The Bank of New York Mellon Trust Company N.A., as Trustee	8-K	001-14195	January 3, 2012	4.6

4.3	Supplemental Indenture No. 6, dated as of January 8, 2013, to Indenture dated as of May 13, 2010, by and between the Company and The Bank of New York Mellon Trust Company N.A., as Trustee, for the 3.50% Senior Notes due 2023	8-K	001-14195	January 8, 2013	4.1

4.4	Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-188812	May 23, 2013	4.12

4.5	Supplemental Indenture No. 1, dated as of August 19, 2013, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 5.00% Senior Notes due 2024	8-K	001-14195	August 19, 2013	4.1

4.6	Supplemental Indenture No. 3, dated as of May 7, 2015, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.000% Senior Notes due 2025	8-K	001-14195	May 7, 2015	4.1

4.7	Supplemental Indenture No. 4, dated as of January 12, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 4.400% Senior Notes due 2026	8-K	001-14195	January 12, 2016	4.1

4.8	Supplemental Indenture No. 5, dated as of May 13, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2026	8-K	001-14195	May 13, 2016	4.1

4.9	Supplemental Indenture No. 6, dated as of September 30, 2016, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.125% Senior Notes due 2027	8-K	001-14195	September 30, 2016	4.1

4.10	Supplemental Indenture No. 7, dated as of April 6, 2017, to Indenture dated as of May 23, 2013, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.375% Senior Notes due 2025	8-K	001-14195	April 6, 2017	4.1

4.11	Supplemental Indenture No. 8, dated as of June 30, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.55% Senior Notes due 2027	8-K	001-14195	June 30, 2017	4.1

4.12	Supplemental Indenture No. 9, dated as of December 8, 2017, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.000% Senior Notes due 2023 and the 3.600% Senior Notes due 2028	8-K	001-14195	December 8, 2017	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.13	Supplemental Indenture No. 10, dated as of May 22, 2018, to Indenture dated as of May 23, 2013, by and among the Company and U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 1.950% Senior Notes due 2026	8-K	001-14195	May 22, 2018	4.1

4.14	Supplemental Indenture No. 11, dated as of March 15, 2019, to Indenture dated as of May 23, 2013, by and between the Company and U.S. Bank National Association, as Trustee, for the 3.375% Senior Notes due 2024 and the 3.950% Senior Notes due 2029	8-K	001-14195	March 15, 2019	4.1

4.15	Indenture dated as of June 4, 2019, by and between the Company and U.S. Bank National Association, as Trustee	S-3ASR	333-231931	June 4, 2019	4.22

4.16	Supplemental Indenture No. 1, dated as of June 13, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.950% Senior Notes due 2025 and the 3.800% Senior Notes due 2029	8-K	001-14195	June 13, 2019	4.1

4.17	Supplemental Indenture No. 2, dated as of October 3, 2019, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.750% Senior Notes due 2027 and the 3.700% Senior Notes due 2049	8-K	001-14195	October 3, 2019	4.1

4.18	Supplemental Indenture No. 3, dated as of January 10, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 2.400% Senior Notes due 2025 and the 2.900% Senior Notes due 2030	8-K	001-14195	January 10, 2020	4.1

4.19	Supplemental Indenture No. 4, dated as of June 3, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.300% Senior Notes due 2025, the 2.100% Senior Notes due 2030 and the 3.100% Senior Notes due 2050	8-K	001-14195	June 3, 2020	4.1

4.20	Supplemental Indenture No. 5, dated as of September 10, 2020, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.500% Senior Notes due 2028 and the 1.000% Senior Notes due 2032	8-K	001-14195	September 10, 2020	4.1

4.21	Supplemental Indenture No. 6, dated as of September 28, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.875% Senior Notes due 2030	8-K	001-14195	September 28, 2020	4.1

4.22	Supplemental Indenture No. 7, dated as of November 20, 2020, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 0.600% Senior Notes due 2024, the 1.500% Senior Notes due 2028 and the 2.950% Senior Notes due 2051	8-K	001-14195	November 20, 2020	4.1

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
4.23	Supplemental Indenture No. 8, dated as of March 29, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.600% Senior Notes due 2026 and the 2.700% Senior Notes due 2031	8-K	001-14195	March 29, 2021	4.1

4.24	Supplemental Indenture No. 9, dated as of May 21, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.450% Senior Notes due 2027, the 0.875% Senior Notes due 2029 and the 1.250% Senior Notes due 2033	8-K	001-14195	May 21, 2021	4.1

4.25	Supplemental Indenture No. 10, dated as of September 27, 2021, to Indenture dated as of June 4, 2019, by and between American Tower Corporation and U.S. Bank National Association, as Trustee, for the 1.450% Senior Notes due 2026 and the 2.300% Senior Notes due 2031	8-K	001-14195	September 27, 2021	4.1

4.26	Supplemental Indenture No. 11, dated as of October 5, 2021, to Indenture dated as of June 4, 2019, by and among the Company, U.S. Bank National Association, as Trustee, and Elavon Financial Services DAC, UK Branch, as Paying Agent, for the 0.400% Senior Notes due 2027 and the 0.950% Senior Notes due 2030	8-K	001-14195	October 5, 2021	4.1

4.27	Third Amended and Restated Indenture, dated May 29, 2015, by and between GTP Acquisition Partners I, LLC, ACC Tower Sub, LLC, DCS Tower Sub, LLC, GTP South Acquisitions II, LLC, GTP Acquisition Partners II, LLC, GTP Acquisition Partners, III, LLC, GTP Infrastructure I, LLC, GTP Infrastructure II, LLC, GTP Infrastructure III, LLC, GTP Towers VIII, LLC, GTP Towers I, LLC, GTP Towers II, LLC, GTP Towers IV, LLC, GTP Towers V, LLC, GTP Towers VII, LLC, GTP Towers IX, LLC, PCS Structures Towers, LLC and GTP TRS I LLC, as Obligors, and The Bank of New York Mellon, as Trustee	10-Q	001-14195	July 29, 2015	4.2

4.28	Series 2015-2 Supplement, dated May 29, 2015, to the Third Amended and Restated Indenture dated May 29, 2015	10-Q	001-14195	July 29, 2015	4.4

4.29	Description of Registrant’s Securities	Filed herewith as Exhibit 4.29	—	—	—

10.1	American Tower Corporation 2000 Employee Stock Purchase Plan, as amended and restated	10-Q	001-14195	October 28, 2021	10.1

10.2*	American Tower Corporation 2007 Equity Incentive Plan	DEF 14A	001-14195	March 22, 2017	Annex A

10.3*	Amendment to American Tower Corporation 2007 Equity Incentive Plan	8-K	001-14195	March 14, 2017	10.1

10.4*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made through February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2013	10.9

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.5*	Form of Notice of Grant of Restricted Stock Units and RSU Agreement (U.S. Employee / Time) (Non-Employee Director) (For grants made March 10, 2016 - February 28, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K	001-14195	March 9, 2016	10.1

10.6*	Form of Restricted Stock Unit Agreement (U.S. Employee/ Non-Employee Director) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.10

10.7*	Form of Restricted Stock Unit Agreement (Non-U.S. Employee) (For grants made beginning March 1, 2019) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.11

10.8*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made March 11, 2019 - April 10, 2020) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-K	001-14195	February 27, 2019	10.14

10.9*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (U.S. Employee) (For grants made beginning April 11, 2020) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	8-K/A	001-14195	April 16, 2020	10.1

10.10*	Form of Notice of Grant of Performance-Based Restricted Stock Units Agreement (Non-U.S. Employee) (For grants made beginning June 1, 2021) Pursuant to the American Tower Corporation 2007 Equity Incentive Plan, as amended	10-Q	001-14195	July 29, 2021	10.1

10.11	Second Amended and Restated Loan and Security Agreement, dated as of March 29, 2018, by and between American Tower Asset Sub, LLC and American Tower Assets Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I, as Lender	10-Q	001-14195	May 2, 2018	10.2

10.12	First Amended and Restated Management Agreement, dated as of March 15, 2013, by and between American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Owners, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 1, 2013	10.2

10.13	Second Amended and Restated Trust and Servicing Agreement, dated as of March 29, 2018, by and among American Tower Depositor Sub, LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, and U.S. Bank National Association, as Trustee	10-Q	001-14195	May 2, 2018	10.3

10.14	Second Amended and Restated Cash Management Agreement, dated as of March 29, 2018, by and among American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC, as Borrowers, and U.S. Bank National Association, as Trustee for American Tower Trust I Secured Tower Revenue Securities, as Lender, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, U.S. Bank National Association, as Agent, and SpectraSite Communications, LLC, as Manager	10-Q	001-14195	May 2, 2018	10.4

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.15	Agreement to Sublease by and among ALLTEL Communications, Inc. the ALLTEL entities and American Towers, Inc. and American Tower Corporation, dated December 19, 2000	10-K	001-14195	April 2, 2001	2.2

10.16	Lease and Sublease, dated as of December 14, 2000, by and among SBC Tower Holdings LLC, Southern Towers, Inc., SBC Wireless, LLC and SpectraSite Holdings, Inc.	SpectraSite Holdings, Inc. Quarterly Report on Form 10-Q	000-27217	May 11, 2001	10.2

10.17**	Amendment to Lease and Sublease, dated September 30, 2008, by and between SpectraSite, LLC, American Tower Asset Sub II, LLC, SBC Wireless, LLC and SBC Tower Holdings LLC	10-Q	001-14195	May 8, 2009	10.7

10.18*	Summary Compensation Information for Current Named Executive Officers	8-K	001-14195	March 3, 2021	Item 5.02(e)

10.19	Form of Waiver and Termination Agreement	8-K	001-14195	March 5, 2009	10.4

10.20*	American Tower Corporation Severance Plan, as amended	10-K	001-14195	March 1, 2010	10.35

10.21*	American Tower Corporation Severance Plan, Program for Executive Vice Presidents and Chief Executive Officer, as amended	10-K	001-14195	March 1, 2010	10.36

10.22
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

10.23
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
10.24
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
		10-K	001-14195	February 25, 2020	10.30

10.25	First Amendment to Term Loan Agreement, dated as of February 10, 2021, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and certain other lenders under the Company’s Amended and Restated Term Loan Agreement, dated as of December 20, 2019	10-K	001-14195	February 25, 2021	10.32

10.26
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

10.27
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
		10-K	001-14195	February 25, 2021	10.45

10.28	First Amendment to 3-Year Term Loan Agreement, dated as of December 8, 2021, among the Company, as Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders under the Company’s 3-Year Term Loan Agreement, dated as of February 10, 2021	Filed herewith as Exhibit 10.28	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.29
Third Amended and Restated Multicurrency Revolving Credit Agreement, dated as of December 8, 2021, among the Company and certain of its subsidiaries, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, BofA Securities, Inc., TD Securities (USA) LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.29	—	—	—

10.30
Fourth Amended and Restated Revolving Credit Agreement, dated as of December 8, 2021, among the Company, as Borrower, Toronto Dominion (Texas) LLC, as Administrative Agent and Swingline Lender, BofA Securities, Inc., TD Securities (USA) LLC, Mizuho Bank, Ltd., Barclays Bank PLC, Citibank, N.A., JPMorgan Chase Bank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Mizuho Bank, Ltd., as Syndication Agent, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.30	—	—	—

10.31
Second Amended and Restated Term Loan Agreement, dated as of December 8, 2021, among the Company, as Borrower, Mizuho Bank, Ltd., as Administrative Agent; TD Securities (USA) LLC, as Syndication Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A, JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and Royal Bank of Canada as Co-Documentation Agents, Mizuho Bank, Ltd., TD Securities (USA) LLC, Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Morgan Stanley MUFG Loan Partners, LLC and RBC Capital Markets as Joint Lead Arrangers and Joint Bookrunners, and the several other lenders that are parties thereto
		Filed herewith as Exhibit 10.31	—	—	—

10.32
364-Day Term Loan Agreement, dated as of December 8, 2021, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, TD Securities (USA), LLC and Mizuho Bank, Ltd. as Syndication Agents, JPMorgan Chase Bank, N.A., TD Securities (USA), LLC, Mizuho Bank, Ltd., BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC as Joint Lead Arrangers and Joint Bookrunners, and Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.32	—	—	—

		Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
10.33
2-Year Term Loan Agreement, dated as of December 8, 2021, among the Company, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, TD Securities (USA), LLC and Mizuho Bank, Ltd. as Syndication Agents, JPMorgan Chase Bank, N.A., TD Securities (USA), LLC, Mizuho Bank, Ltd., BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A., RBC Capital Markets and Morgan Stanley MUFG Loan Partners, LLC as Joint Lead Arrangers and Joint Bookrunners, and Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Royal Bank of Canada and Morgan Stanley MUFG Loan Partners, LLC, as Co-Documentation Agents
		Filed herewith as Exhibit 10.33	—	—	—

10.34	Master Agreement, dated as of February 5, 2015, among the Company and Verizon Communications Inc.	10-K	001-14195	February 24, 2015	10.45

10.35	Master Prepaid Lease, dated as of March 27, 2015, among certain subsidiaries of the Company and Verizon Communications Inc.	10-Q	001-14195	April 30, 2015	10.8

10.36	Sale Site Master Lease Agreement, dated as of March 27, 2015, among certain subsidiaries of the Company, Verizon Communications Inc. and certain of its subsidiaries	10-Q	001-14195	April 30, 2015	10.9

10.37	MPL Site Master Lease Agreement, dated as of March 27, 2015, among Verizon Communications Inc. and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.10

10.38	Management Agreement, dated as of March 27, 2015, among Verizon Communications Inc., and certain of its subsidiaries and ATC Sequoia LLC	10-Q	001-14195	April 30, 2015	10.11

10.39	Securities Purchase Agreement, dated as of November 4, 2020, by and among IWG Holdings, LLC, American Tower Investments LLC and IWG Rep, LLC	10-K	001-14195	February 25, 2021	10.39

10.40	First Amendment to Securities Purchase Agreement, dated as of December 22, 2020, by and among IWG Holdings, LLC, American Tower Investments LLC and IWG Rep, LLC	10-K	001-14195	February 25, 2021	10.40

10.41	Agreement For the Sale and Purchase of the Towers Europe Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.41

10.42	Agreement For the Sale and Purchase of the Towers LatAm Division of Telxius Telecom, S.A., dated as of January 13, 2021, between Telxius Telecom, S.A. and American Tower International, Inc.	10-K	001-14195	February 25, 2021	10.42

21	Subsidiaries of the Company	Filed herewith as Exhibit 21	—	—	—

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.
23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	Filed herewith as Exhibit 23	—	—	—

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101	The following materials from American Tower Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): 101.SCH—Inline XBRL Taxonomy Extension Schema Document 101.CAL—Inline XBRL Taxonomy Extension Calculation Linkbase Document 101.LAB—Inline XBRL Taxonomy Extension Label Linkbase Document 101.PRE—Inline XBRL Taxonomy Extension Presentation Linkbase Document 101.DEF—Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101	—	—	—

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(a)(3).

**	The exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and are marked by an asterisk.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2022.

AMERICAN TOWER CORPORATION

By:	/S/ THOMAS A. BARTLETT
Thomas A. Bartlett President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS A. BARTLETT	President and Chief Executive Officer (Principal Executive Officer), Director	February 24, 2022
Thomas A. Bartlett

/S/ RODNEY M. SMITH	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2022
Rodney M. Smith

/S/ ROBERT J. MEYER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Robert J. Meyer

/S/ TERESA H. CLARKE	Director	February 24, 2022
Teresa H. Clarke

/S/ RAYMOND P. DOLAN	Director	February 24, 2022
Raymond P. Dolan

/S/ KENNETH R. FRANK	Director	February 24, 2022
Kenneth R. Frank

/S/ ROBERT D. HORMATS	Director	February 24, 2022
Robert D. Hormats

/S/ GUSTAVO LARA CANTU	Director	February 24, 2022
Gustavo Lara Cantu

/S/ GRACE D. LIEBLEIN	Director	February 24, 2022
Grace D. Lieblein

/S/ CRAIG MACNAB	Director	February 24, 2022
Craig Macnab

/S/ JOANN A. REED	Director	February 24, 2022
JoAnn A. Reed

/S/ PAMELA D. A. REEVE	Chair of the Board, Director	February 24, 2022
Pamela D. A. Reeve

/S/ DAVID E. SHARBUTT	Director	February 24, 2022
David E. Sharbutt

/S/ BRUCE L. TANNER	Director	February 24, 2022
Bruce L. Tanner

/S/ SAMME L. THOMPSON	Director	February 24, 2022
Samme L. Thompson

AMERICAN TOWER CORPORATION AND SUBSIDIARIES

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Tower Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Tower Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Telxius Acquisition – Refer to Notes 1, 5 and 6 to the financial statements
Critical Audit Matter Description
The Company completed the Telxius Acquisition (as defined in note 6 to the financial statements) in two closings during June and August 2021 for the total consideration of $9.6 billion. The Company accounted for the Telxius Acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date including property, plant & equipment of $1,415 million, intangible assets of $6,043 million, a deferred tax liability of $1,195 million and goodwill of $3,517 million. Of the identified intangible assets acquired, the most significant judgements used were in the valuation of tenant relationship intangible assets of $5,371 million and network location intangible assets of $672 million. The Company estimated the fair value of these two intangible assets using the multi-period excess earnings method, which is a discounted cash flow method that required the Company to make significant estimates and assumptions related to future cash flows, including those related to tenant growth rates, and discount rate.
We identified the valuation of the tenant relationship and network location intangible assets for the Telxius Acquisition as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate the fair value of these assets for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows as well as the selection of the tenant growth rates and discount rates, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the forecasts of future cash flows for the intangible assets and the selection of the tenant growth rates and discount rates included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including controls over the Company’s projections of future cash flows and the selection of tenant growth rates and discount rates utilized in determining the fair value of the intangible assets.
•We evaluated the reasonableness of the Company’s projections of future cash flows, including the selection of tenant growth rates by comparing the assumptions used in the projections to those of the in-place lease contracts assumed, external market sources, historical data of the Company’s similar contractual relationships, internal communications to management and the Board of Directors, and results from other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, tenant growth rates and discount rates by:
◦Testing the source information underlying the determination of the tenant growth rates and discount rates and testing the mathematical accuracy of the calculations.
◦Developing a range of independent estimates for the tenant growth rates and discount rates and comparing those to the rates selected by the Company.
• We evaluated the adequacy of the Company’s disclosures in the financial statements related to the acquisition.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 24, 2022
We have served as the Company’s auditor since 1997.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,949.9	$1,746.3
Restricted cash	393.4	115.1
Accounts receivable, net	728.9	511.6
Prepaid and other current assets	657.2	532.6
Total current assets	3,729.4	2,905.6
PROPERTY AND EQUIPMENT, net	19,784.0	12,808.7
GOODWILL	13,350.1	7,282.7
OTHER INTANGIBLE ASSETS, net	20,727.2	13,839.8
DEFERRED TAX ASSET	131.6	123.1
DEFERRED RENT ASSET	2,539.6	2,084.3
RIGHT-OF-USE ASSET	9,225.1	7,789.2
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	400.9	400.1
TOTAL	$69,887.9	$47,233.5
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$272.4	$139.1
Accrued expenses	1,412.8	1,043.7
Distributions payable	642.1	544.6
Accrued interest	254.7	207.8
Current portion of operating lease liability	712.6	539.9
Current portion of long-term obligations	4,568.7	789.8
Unearned revenue	1,204.0	390.6
Total current liabilities	9,067.3	3,655.5
LONG-TERM OBLIGATIONS	38,685.5	28,497.7
OPERATING LEASE LIABILITY	8,041.8	6,884.4
ASSET RETIREMENT OBLIGATIONS	2,003.0	1,571.3
DEFERRED TAX LIABILITY	1,830.9	859.5
OTHER NON-CURRENT LIABILITIES	1,189.8	984.6
Total liabilities	60,818.3	42,453.0
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	—	212.1
EQUITY (shares in thousands):
Common stock: $0.01 par value; 1,000,000 shares authorized; 466,687 and 455,245 shares issued; and 455,772 and 444,330 shares outstanding, respectively	4.7	4.6
Additional paid-in capital	12,240.2	10,473.7
Distributions in excess of earnings	(1,142.4)	(1,343.0)
Accumulated other comprehensive loss	(4,738.9)	(3,759.4)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	5,081.2	4,093.5
Noncontrolling interests	3,988.4	474.9
Total equity	9,069.6	4,568.4
TOTAL	$69,887.9	$47,233.5
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES:
Property	$9,109.6	$7,953.6	$7,464.9
Services	247.3	87.9	115.4
Total operating revenues	9,356.9	8,041.5	7,580.3
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	2,585.3	2,189.6	2,173.7
Services	96.7	37.6	43.1
Depreciation, amortization and accretion	2,332.6	1,882.3	1,778.4
Selling, general, administrative and development expense	811.6	778.7	730.4
Other operating expenses	398.7	265.8	166.3
Total operating expenses	6,224.9	5,154.0	4,891.9
OPERATING INCOME	3,132.0	2,887.5	2,688.4
OTHER INCOME (EXPENSE):
Interest income	40.4	39.7	46.8
Interest expense	(870.9)	(793.5)	(814.2)
Loss on retirement of long-term obligations	(38.2)	(71.8)	(22.2)
Other income (expense) (including foreign currency gains (losses) of $557.9, $(216.4), and $6.1 respectively)	566.1	(240.8)	17.6
Total other expense	(302.6)	(1,066.4)	(772.0)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,829.4	1,821.1	1,916.4
Income tax (provision) benefit	(261.8)	(129.6)	0.2
NET INCOME	2,567.6	1,691.5	1,916.6
Net loss (income) attributable to noncontrolling interests	0.1	(0.9)	(28.8)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$2,567.7	$1,690.6	$1,887.8
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$5.69	$3.81	$4.27
Diluted net income attributable to American Tower Corporation common stockholders	$5.66	$3.79	$4.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	451,498	443,640	442,319
DILUTED	453,294	446,104	445,520
See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$2,567.6	$1,691.5	$1,916.6
Other comprehensive (loss) income:
Changes in fair value of cash flow hedges, each net of tax expense of $0	(0.0)	(0.2)	(0.1)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	0.1	0.3	0.2
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.0), $0.0, and $0.5, respectively.	(1,150.2)	(701.5)	(157.9)
Other comprehensive loss	(1,150.1)	(701.4)	(157.8)
Comprehensive income	1,417.5	990.1	1,758.8
Comprehensive loss (income) attributable to noncontrolling interests	169.6	(26.1)	3.8
Allocation of accumulated other comprehensive income (loss) resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	1.1	(209.2)	(55.5)
Comprehensive income attributable to American Tower Corporation stockholders	$1,588.2	$754.8	$1,707.1

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	451,617	$4.5	(10,557)	$(1,206.8)	$10,380.8	$(2,642.9)	$(1,199.5)	$563.5	$5,899.6
Stock-based compensation related activity	1,851	0.0	—	—	143.2	—	—	—	143.2
Issuance of common stock—stock purchase plan	73	0.0	—	—	11.3	—	—	—	11.3
Treasury stock activity	—	—	(94)	(19.6)	—	—	—	—	(19.6)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.1)	—	—	(0.1)
Reclassification of unrealized gains on cash flow hedges to net income, net of tax	—	—	—	—	—	0.2	—	—	0.2
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(125.3)	—	(24.3)	(149.6)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(14.6)	(14.6)
Purchase of noncontrolling interest	—	—	—	—	(49.5)	(3.1)	—	(15.9)	(68.5)
Reclassification to redeemable noncontrolling interest	—	—	—	—	(420.5)	—	—	(102.5)	(523.0)
Purchase of redeemable noncontrolling interest	—	—	—	—	52.4	(52.4)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(1,680.4)	—	(1,680.4)
Impact of lease accounting standard adoption	—	—	—	—	—	—	(24.7)	—	(24.7)
Net income	—	—	—	—	—	—	1,887.8	28.8	1,916.6
BALANCE, DECEMBER 31, 2019	453,541	$4.5	(10,651)	$(1,226.4)	$10,117.7	$(2,823.6)	$(1,016.8)	$435.0	$5,490.4
Stock-based compensation related activity	1,633	0.1	—	—	133.4	—	—	—	133.5
Issuance of common stock—stock purchase plan	71	0.0	—	—	13.4	—	—	—	13.4
Treasury stock activity	—	—	(264)	(56.0)	—	—	—	—	(56.0)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.2)	—	—	(0.2)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.3	—	—	0.3
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(726.7)	—	40.5	(686.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8.9)	(8.9)
Purchases of redeemable noncontrolling interests	—	—	—	—	209.2	(209.2)	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(2,016.8)	—	(2,016.8)
Net income	—	—	—	—	—	—	1,690.6	8.3	1,698.9
BALANCE, DECEMBER 31, 2020	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity (1)	1,448	0.0	—	—	167.9	—	—	—	167.9
Issuance of common stock- stock purchase plan	68	0.0	—	—	14.3	—	—	—	14.3
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(980.7)	—	(163.4)	(1,144.1)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest holders	—	—	—	—	(214.9)	—	—	(3.1)	(218.0)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchases of redeemable noncontrolling interests	—	—	—	—	84.2	(46.3)	—	—	37.9
Purchase of noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(2,367.1)	—	(2,367.1)
Net income (loss)	—	—	—	—	—	—	2,567.7	(7.7)	2,560.0
BALANCE, DECEMBER 31, 2021	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
_______________
(1)    For the year ended December 31, 2021, Additional-Paid in Capital includes $17.1 million related to the CoreSite Replacement Awards (as described in note 6).

See accompanying notes to consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,567.6	$1,691.5	$1,916.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,332.6	1,882.3	1,778.4
Stock-based compensation expense	119.5	120.8	111.4
Loss on investments, unrealized foreign currency loss and other non-cash expense	(535.2)	299.6	46.2
Impairments, net loss on sale of long-lived assets, non-cash restructuring and merger related expenses	196.4	239.5	140.0
Loss on early retirement of long-term obligations	38.2	71.8	22.2
Amortization of deferred financing costs, debt discounts and premiums and other non-cash interest	39.9	32.9	25.9
Deferred income taxes	(41.2)	(22.5)	(55.1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(191.7)	(175.5)	12.5
Prepaid and other assets	(33.2)	84.4	(67.6)
Deferred rent asset	(465.6)	(322.0)	(183.5)
Right-of-use asset and Operating lease liability, net	(32.7)	(10.9)	17.4
Accounts payable and accrued expenses	33.2	(69.2)	(46.8)
Accrued interest	42.9	(1.8)	32.4
Unearned revenue	743.8	60.7	2.5
Other non-current liabilities	5.4	(0.2)	0.1
Cash provided by operating activities	4,819.9	3,881.4	3,752.6
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,376.7)	(1,031.7)	(991.3)
Payments for acquisitions, net of cash acquired	(19,303.9)	(3,799.1)	(2,959.6)
Proceeds from sales of short-term investments and other non-current assets	14.3	19.6	383.5
Payments for short-term investments	—	—	(355.9)
Payment for investments in equity securities	(25.0)	—	—
Deposits and other	(0.9)	26.6	(64.2)
Cash used for investing activities	(20,692.2)	(4,784.6)	(3,987.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	12,856.9	8,230.4	5,750.0
Proceeds from issuance of senior notes, net	6,761.6	7,925.1	4,876.7
Proceeds from term loans	7,347.0	1,940.0	1,300.0
Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases	(13,178.1)	(13,875.4)	(9,225.3)
Contributions from noncontrolling interest holders	3,078.2	—	—
Distributions to noncontrolling interest holders	(223.2)	(12.3)	(11.8)
Purchases of common stock	—	(56.0)	(19.6)
Proceeds from stock options and employee stock purchase plan	96.8	98.1	105.5
Distributions paid on common stock	(2,271.0)	(1,928.2)	(1,603.0)
Proceeds from the issuance of common stock, net	2,361.8	—	—
Payment for early retirement of long-term obligations	(74.0)	(68.2)	(21.0)
Deferred financing costs and other financing activities	(155.8)	(176.5)	(135.6)
Purchases of redeemable noncontrolling interests	(175.7)	(861.7)	(425.7)
Purchase of noncontrolling interest	—	—	(68.5)
Cash provided by financing activities	16,424.5	1,215.3	521.7
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(70.3)	(28.7)	(13.7)
NET INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	481.9	283.4	273.1
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF YEAR	1,861.4	1,578.0	1,304.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF YEAR	$2,343.3	$1,861.4	$1,578.0
See accompanying notes to consolidated financial statements.

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business—American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) is one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. The Company’s primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company refers to this business as its property operations. Additionally, the Company offers tower-related services in the United States, which the Company refers to as its services operations. These services include site application, zoning and permitting (“AZP”) and structural analysis, which primarily support the Company’s site leasing business, including the addition of new tenants and equipment on its sites. The Company’s customers include its tenants, licensees and other payers.
The Company’s portfolio primarily consists of towers that it owns and towers that it operates pursuant to long-term lease arrangements, as well as distributed antenna system (“DAS”) networks, which provide seamless coverage solutions in certain in-building and outdoor wireless environments. In addition to the communications sites in its portfolio, the Company manages rooftop and tower sites for property owners under various contractual arrangements. The Company also holds other telecommunications infrastructure, fiber and property interests that it leases primarily to communications service providers and third-party tower operators and holds a portfolio of highly interconnected data center facilities and related assets in the United States that the Company leases primarily to enterprises, network operators, cloud providers and supporting service providers.
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
The Company operates as a real estate investment trust for U.S. federal income tax purposes (“REIT”). Accordingly, the Company generally is not required to pay U.S. federal income taxes on income generated by its REIT operations, including the income derived from leasing space on its towers and in its data centers, as it receives a dividends paid deduction for distributions to stockholders that generally offsets its REIT income and gains. However, the Company remains obligated to pay U.S. federal income taxes on earnings from its domestic taxable REIT subsidiaries (“TRSs”). In addition, the Company’s international assets and operations, regardless of their classification for U.S. tax purposes, continue to be subject to taxation in the jurisdictions where those assets are held or those operations are conducted.
The use of TRSs enables the Company to continue to engage in certain businesses and jurisdictions while complying with REIT qualification requirements. The Company may, from time to time, change the election of previously designated TRSs to be included as part of the REIT. As of December 31, 2021, the Company’s REIT-qualified businesses included its U.S. tower leasing business, a majority of its U.S. indoor DAS networks business, its Services and Data Centers segments, as well as most of its operations in Canada, Costa Rica, France, Germany, Mexico and Nigeria. In January 2022, a majority of the Company’s operations in Ghana, Kenya, South Africa and Uganda became part of the REIT.
Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and those entities in which it has a controlling interest. Investments in entities that the Company does not control are accounted for using the equity method or as investments in equity securities, depending upon the Company’s ability to exercise significant influence over operating and financial policies. All intercompany accounts and transactions have been eliminated. As of December 31, 2021, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 16) hold the noncontrolling interests) and (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest). As of December 31, 2021, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 16 for a discussion of changes to the Company’s noncontrolling interests during the year ended December 31, 2021.
Change in Reportable Segments—During the fourth quarter of 2021, as a result of the Company’s acquisition of CoreSite Realty Corporation (“CoreSite,” and the acquisition, the “CoreSite Acquisition”), the Company updated its reportable segments to add a Data Centers segment. The Data Centers segment is within the Company’s property operations. The Company will now report its results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada,

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
other than the Company’s data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 21. The change in reportable segments had no impact on the Company’s consolidated financial statements for any prior periods. Historical financial information included in this Annual Report on Form 10-K has not been adjusted as the amounts attributable to data center assets were insignificant as prior to the fourth quarter of 2021, the Company owned one data center.
Significant Accounting Policies and Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the accompanying consolidated financial statements. The significant estimates in the accompanying consolidated financial statements include impairment of long-lived assets (including goodwill), revenue recognition, rent expense and lease accounting, income taxes and accounting for business combinations and acquisitions of assets. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued as additional evidence for certain estimates or to identify matters that require additional disclosure.
Accounts Receivable and Deferred Rent Asset—The Company derives the largest portion of its revenues and corresponding accounts receivable and the related deferred rent asset from a relatively small number of customers in the telecommunications industry, and 52% of its current-year revenues are derived from three customers.
The Company’s deferred rent asset is associated with non-cancellable tenant leases that contain fixed escalation clauses over the terms of the applicable lease in which revenue is recognized on a straight-line basis over the lease term.
The Company mitigates its concentrations of credit risk with respect to notes and trade receivables and the related deferred rent assets by actively monitoring the creditworthiness of its borrowers and customers. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as collectibility is determined to be reasonably assured. Any amounts that were previously recognized as revenue and are subsequently determined to present a risk of collection are reserved as bad debt expense included in Selling, general, administrative and development expense in the accompanying consolidated statements of operations.
Accounts receivable is reported net of allowances for doubtful accounts related to estimated losses resulting from a customer’s inability to make required payments and allowances for amounts invoiced whose collectibility is not reasonably assured. These allowances are generally estimated based on payment patterns, days past due and collection history, and incorporate changes in economic conditions that may not be reflected in historical trends, such as customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowances or reserves when they are determined to be uncollectible. Such determination includes analysis and consideration of the particular conditions of the account. Changes in the allowances were as follows:

	Year Ended December 31,
	2021	2020 (1)	2019
Balance as of January 1,	$247.6	$163.3	$282.4
Current year increases	130.9	105.6	104.3
Write-offs, recoveries and other (2)	(22.6)	(21.3)	(223.4)
Balance as of December 31,	$355.9	$247.6	$163.3
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
The Company recorded the following net foreign currency (gains) losses:

	Year Ended December 31,
	2021	2020	2019
Foreign currency losses recorded in AOCL	$466.5	$391.0	$45.8
Foreign currency (gains) losses recorded in Other expense	(557.9)	216.4	(6.1)
Total foreign currency (gains) losses	$(91.4)	$607.4	$39.7
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
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$1,949.9	$1,746.3	$1,501.2
Restricted cash	393.4	115.1	76.8
Total cash, cash equivalents and restricted cash	$2,343.3	$1,861.4	$1,578.0
The increase in restricted cash during the year ended December 31, 2021 is due to advance payments from a customer.
Property and Equipment—Property and equipment is recorded at cost or, in the case of acquired properties, at estimated fair value on the date acquired. Cost for self-constructed sites includes direct materials and labor and certain indirect costs associated with construction of the site, such as transportation costs, employee benefits and payroll taxes. The Company begins the capitalization of costs during the pre-construction period, which is the period during which costs are incurred to evaluate the site, and continues to capitalize costs until the site is substantially completed and ready for occupancy by a customer. Labor and related costs capitalized for the years ended December 31, 2021, 2020 and 2019 were $59.4 million, $51.1 million and $48.3 million, respectively.
Expenditures for repairs and maintenance are expensed as incurred. Augmentation and improvements that extend an asset’s useful life or enhance capacity are capitalized.
Depreciation expense is recorded using the straight-line method over the assets’ estimated useful lives. Towers and assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease, taking into consideration lease renewal options and residual value.
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
The Company reviews its asset portfolio for indicators of impairment on an individual site basis. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company reviews other long-lived assets for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company records impairment charges, which are discussed in note 17, in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
During the years ended December 31, 2021, 2020 and 2019, no potential impairment was identified, as the fair value of each of the reporting units was in excess of its carrying amount.
Intangible assets that are separable from goodwill and are deemed to have a definite life are amortized over their useful lives, generally ranging from three to twenty years and are evaluated separately for impairment at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
The Company reviews its network location intangible assets for indicators of impairment on an individual tower basis. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company monitors its tenant-related intangible assets on a tenant by tenant basis for indicators of impairment, such as high levels of turnover or attrition, non-renewal of a significant number of contracts or the cancellation or termination of a relationship. The Company assesses recoverability by determining whether the carrying amount of the related assets will be recovered primarily through projected undiscounted future cash flows. If the Company determines that the carrying amount of an asset may not be recoverable, the Company measures any impairment loss based on the projected future discounted cash flows to be provided from the asset or available market information relative to the asset’s fair value, as compared to the asset’s carrying amount. The Company records impairment charges, which are discussed in note 17, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.
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
Asset Retirement Obligations—When required, the Company recognizes the fair value of obligations to remove its assets and remediate the leased space upon which certain of its assets are located. Generally, the associated retirement costs are capitalized as part of the carrying amount of the related assets and depreciated over their estimated useful lives and the liability is accreted through the obligation’s estimated settlement date. Fair value estimates of asset retirement obligations generally involve discounting of estimated future cash flows associated with remediation costs. Periodic accretion of such liabilities due to the passage of time is included in Depreciation, amortization and accretion expense in the consolidated statements of operations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Adjustments are also made to the asset retirement obligation liability to reflect changes in the estimates of timing and amount of expected cash flows, with an offsetting adjustment made to the related long-lived tangible asset. The significant assumptions used in estimating the Company’s aggregate asset retirement obligation are: timing of asset removals; cost of asset removals; timing and number of site lease renewals; expected inflation rates; and credit-adjusted, risk-free interest rates that approximate the Company’s incremental borrowing rate.
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
The Company estimates the liabilities from uncertain tax positions, which are recorded in Other non-current liabilities in the consolidated balance sheet, unless expected to be paid within one year. The Company reports penalties and tax-related interest expense as a component of the income tax provision and interest income from tax refunds as a component of Interest income in the consolidated statements of operations.
Other Comprehensive Income (Loss)—Other comprehensive income (loss) refers to items excluded from net income that are recorded as an adjustment to equity, net of tax. The Company’s other comprehensive income (loss) primarily consisted of changes in fair value of effective derivative cash flow hedges, foreign currency translation adjustments and reclassification of unrealized losses on effective derivative cash flow hedges. The AOCL balance included accumulated foreign currency translation losses of $4.7 billion, $3.8 billion and $2.8 billion as of December 31, 2021, 2020 and 2019, respectively.
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
The fair value of the assets acquired and liabilities assumed is typically determined by using either estimates of replacement costs or discounted cash flow valuation methods. When determining the fair value of tangible assets acquired, the Company must estimate the cost to replace the asset with a new asset taking into consideration such factors as age, condition and the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
economic useful life and productive capacity of the asset. When determining the fair value of intangible assets acquired and liabilities assumed, the Company must estimate the applicable discount rate and the timing and amount of future cash flows, including rate and terms of renewal and attrition.
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located and its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to DAS networks and fiber and other related assets results from agreements with tenants are generally not accounted for as leases.
The Company’s revenue from leasing arrangements, including fixed escalation clauses present in non-cancellable lease arrangements, is reported on a straight-line basis over the term of the respective leases when collectibility is probable. Escalation clauses tied to a consumer price index (“CPI”), or other inflation-based indices, and other incentives present in lease agreements with the Company’s tenants are excluded from the straight-line calculation. Total property straight-line revenues for the years ended December 31, 2021, 2020 and 2019 were $465.6 million, $322.0 million and $183.5 million, respectively.
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection services in the Company’s data center facilities. Interconnection services are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis.
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
Some of the Company’s contracts with customers contain multiple performance obligations. For these arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is typically based on the price charged to customers.
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
Revenue is disaggregated by geography in a manner consistent with the Company’s business segments, which are discussed further in note 21. A summary of revenue disaggregated by source and geography is as follows:

Year Ended December 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$291.9	$8.8	$24.4	$7.6	$135.9	$1.3	$469.9
Services revenue	247.3	—	—	—	—	—	247.3
Total non-lease revenue	$539.2	$8.8	$24.4	$7.6	$135.9	$1.3	$717.2
Property lease revenue	4,628.3	1,190.3	981.1	488.6	1,329.5	21.9	8,639.7
Total revenue	$5,167.5	$1,199.1	$1,005.5	$496.2	$1,465.4	$23.2	$9,356.9
_______________
(1)    Data Centers consists of the Company’s data center facilities located in the United States.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

Year Ended December 31, 2020	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$258.4	$9.3	$13.8	$7.9	$118.4	$407.8
Services revenue	87.9	—	—	—	—	87.9
Total non-lease revenue	$346.3	$9.3	$13.8	$7.9	$118.4	$495.7
Property lease revenue	4,258.6	1,130.1	876.4	141.7	1,139.0	7,545.8
Total revenue	$4,604.9	$1,139.4	$890.2	$149.6	$1,257.4	$8,041.5

Year Ended December 31, 2019	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Total
Non-lease property revenue	$255.7	$8.8	$4.0	$5.1	$138.2	$411.8
Services revenue	115.4	—	—	—	—	115.4
Total non-lease revenue	$371.1	$8.8	$4.0	$5.1	$138.2	$527.2
Property lease revenue	3,933.0	1,208.2	579.9	129.5	1,202.5	7,053.1
Total revenue	$4,304.1	$1,217.0	$583.9	$134.6	$1,340.7	$7,580.3

Information about non-lease receivables, contract assets and contract liabilities from contracts with customers is as follows:

	December 31, 2021	December 31, 2020
Accounts receivable	$121.9	$77.2
Prepaids and other current assets	42.6	21.8
Notes receivable and other non-current assets	25.9	23.7
Unearned revenue (1)	128.2	120.3
Other non-current liabilities (1)	372.0	432.4
_______________
(1)    Includes capital contributions related to DAS networks.
The Company records unearned revenue when payments are received from customers in advance of the completion of the Company’s performance obligations. Long-term unearned revenue is included in Other non-current liabilities.
During the year ended December 31, 2021, the Company recognized $169.3 million of revenue that was previously included in the contract liabilities balances, primarily arising from balances as of December 31, 2020.
The Company records unbilled receivables, which are included in Prepaids and other current assets, when it has completed a performance obligation prior to its ability to bill under the customer arrangement. Other contract assets are included in Notes receivable and other non-current assets. The Company recorded an immaterial change in unbilled receivables attributable to non-lease property revenue recognized during each of the years ended December 31, 2021 and 2020. The change in contract assets attributable to revenue recognized during the years ended December 31, 2021 and 2020 was $2.2 million and $6.8 million, respectively.
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
The Company recognizes a right-of-use lease asset and lease liability for operating and finance leases. The right-of-use asset is measured as the sum of the lease liability, prepaid or accrued lease payments, any initial direct costs incurred and any other applicable amounts. The Company reviews its right-of-use assets for impairment whenever events, changes in circumstances or other evidence indicate that the carrying amount of the Company’s assets may not be recoverable. The Company reviews its right-of-use assets for indicators of impairment at the lowest level of identifiable cash flows, as part of its asset portfolio. Impairments primarily result from a site not having current tenant leases or from having expenses in excess of revenues. The Company records impairment charges, which are discussed in note 17, in Other operating expenses in the consolidated statements of operations in the period in which the Company identifies such impairment.

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
Many of the leases underlying the Company’s sites have fixed rent escalations, which provide for periodic increases in the amount of ground rent payable by the Company over time. In addition, certain of the Company’s tenant leases require the Company to exercise available renewal options pursuant to the underlying ground lease if the tenant exercises its renewal option. The Company’s calculation of the lease liability includes the term of the underlying ground lease plus all periods, if any, for which failure to renew the lease imposes an economic penalty to the Company such that renewal appears to be reasonably assured.
The straight-line component of ground rent expense for the years ended December 31, 2021, 2020 and 2019 was $52.7 million, $51.6 million and $44.4 million, respectively.
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
The fair value of stock options is determined using the Black-Scholes option-pricing model and the fair value of RSUs and PSUs is based on the fair value of the Company’s common stock on the date of grant. The Company recognizes all stock-based compensation expense in either Selling, general, administrative and development expense, costs of operations or as part of the costs associated with the construction of assets.
In connection with the vesting of restricted stock units, the Company withholds from issuance a number of shares of common stock to satisfy certain employee tax withholding obligations arising from such vesting. The shares withheld are considered constructively retired. The Company recognizes the fair value of the shares withheld in Additional paid-in capital on the consolidated balance sheets. As of December 31, 2021, the Company has withheld from issuance an aggregate of 2.6 million shares, including 0.2 million shares related to the vesting of restricted stock units during the year ended December 31, 2021.
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
Retirement Plan—The Company has a 401(k) plan covering nearly all eligible employees who meet certain age and employment requirements. For the years ended December 31, 2021, 2020 and 2019, the Company matched 100% of the first 5% of a participant's contributions. For the years ended December 31, 2021, 2020 and 2019, the Company contributed $14.9 million, $13.2 million and $11.8 million to the plan, respectively.
Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of December 31, 2021, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Prepaid assets	$94.5	$66.1
Prepaid income tax	128.6	143.7
Unbilled receivables	269.6	176.9
Value added tax and other consumption tax receivables	83.9	66.3
Other miscellaneous current assets	80.6	79.6
Prepaid and other current assets	$657.2	$532.6
3.    PROPERTY AND EQUIPMENT
Property and equipment (including assets held under finance leases) consisted of the following:

	Estimated Useful Lives (years) (1)	As of
		December 31, 2021	December 31, 2020
Towers	Up to 20	$15,899.3	$14,433.9
Equipment (2)	3 - 20	4,102.9	2,327.1
Buildings and improvements (3)	Up to 40	3,523.0	634.0
Land and improvements (4)	Up to 20	3,965.2	2,845.9
Construction-in-progress		913.2	431.5
Total		28,403.6	20,672.4
Less accumulated depreciation		(8,619.6)	(7,863.7)
Property and equipment, net		$19,784.0	$12,808.7
_______________
(1)    Assets on leased land are depreciated over the shorter of the estimated useful life of the asset or the term of the corresponding ground lease taking into consideration lease renewal options and residual value.
(2)    Includes fiber and DAS assets and also includes $1.5 billion of data center related assets acquired in connection with the CoreSite Acquisition.
(3)    Includes $2.6 billion of data center related assets acquired in connection with the CoreSite Acquisition.
(4)    Estimated useful lives apply to improvements only.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Total depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1,036.2 million, $924.3 million and $905.5 million, respectively. Depreciation expense includes amounts related to finance lease assets for the years ended December 31, 2021, 2020 and 2019 of $146.8 million, $153.0 million and $168.1 million, respectively.
Information about finance lease-related balances is as follows:

		As of December 31,
Finance leases:	Classification	2021	2020
Property and equipment	Towers	$2,719.8	$2,706.3
Accumulated depreciation		(1,355.3)	(1,209.7)
Property and equipment, net		$1,364.5	$1,496.6

Property and equipment	Buildings and improvements	$179.0	$167.6
Accumulated depreciation		(85.2)	(76.3)
Property and equipment, net		$93.8	$91.3

Property and equipment	Land	$129.3	$129.9

Property and equipment	Equipment	$68.6	$48.8
Accumulated depreciation		(25.0)	(15.3)
Property and equipment, net		$43.6	$33.5
4.   LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath a communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
Lessor—The Company is a lessor in most of its revenue arrangements, as property revenue is derived from tenant leases of specifically-identified, physically distinct space on or in the Company’s communications real estate assets. The Company’s lease arrangements with its tenants for its communications sites vary depending upon the region and the industry of the tenant and generally have initial non-cancellable terms of five to ten years with multiple renewal terms. The leases also contain provisions that periodically increase the rent due, typically annually, based on a fixed escalation percentage or an inflationary index, or a combination of both. The Company structures its leases to include financial penalties if a tenant terminates the lease, which serve to disincentivize tenants from terminating the lease prior to the expiration of the lease term.
The Company’s leasing arrangements outside of the United States may require that the Company provide power to the communications site through an electrical grid connection, diesel fuel generators or other sources and permit the Company to pass through the costs of, or otherwise charge for, these services. Many arrangements require that the communications site has power for a specified percentage of time. In most cases, if delivery of power falls below the specified service level, a corresponding reduction in revenue is recorded. The Company has determined that this performance obligation is satisfied over time for the duration of the lease. In addition, the Company provides power to its data center customers, which is passed through, or otherwise charged, to customers pursuant to the terms of the customer power arrangement. Customer power arrangements are coterminous with such customer’s underlying lease and have the same pattern of transfer over the lease term. This performance obligation is generally satisfied over time for the duration of the lease. Fixed power revenue is recognized each month over the term of the lease. For variable power arrangements, the Company recognizes revenue each month as the uncertainty related to the consideration is resolved.
The Company typically has more than one tenant on a site and, by performing ordinary course repair and maintenance work, can often lease a site, either through renewing existing agreements or leasing to new tenants, for periods beyond the existing tenant lease term. Accordingly, the Company has minimal risk with respect to the residual value of its leased assets. Communications infrastructure assets are depreciated over their estimated useful lives, which generally do not exceed twenty years.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
As of December 31, 2021, the Company does not have any material related party leases as a lessor. To the extent there are any intercompany leases, these are eliminated in consolidation. The Company generally does not enter into sales-type leases or direct financing leases. The Company’s leases generally do not include any incentives for the lessee, however, if incentives are present, they are evaluated to determine proper treatment and, to the extent present, are recorded in Other current assets and Other non-current assets in the consolidated balance sheets. In addition, the Company’s leases do not include any lessee purchase options.
Historically, the Company has been able to successfully renew its ground leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the land underneath its sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of December 31, 2021, were as follows:

Fiscal Year	Amount (1)
2022	$6,477.8
2023	6,958.9
2024	6,746.9
2025	6,247.6
2026	5,664.8
Thereafter	29,330.2
Total	$61,426.2
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

Lessee—The Company enters into arrangements as a lessee primarily for ground space underneath its communications sites. These arrangements are typically long-term lease agreements with initial non-cancellable terms of approximately five to ten years with one or more automatic or exercisable renewal periods and specified increases in lease payments upon exercise of the renewal options. The Company typically exercises its ground lease renewal options in order to provide ongoing tenant space on or in its communications sites through the end of the tenant lease term. Escalation clauses present in operating leases, excluding those tied to CPI or other inflation-based indices, are recognized on a straight-line basis over the estimated lease term of the applicable lease as a component of rent expense. Additionally, the escalations tied to CPI or another inflation-based index are considered variable lease payments. In certain circumstances, the Company enters into revenue sharing arrangements with the ground space owner, which results in variability in lease payments. In most markets outside of the United States, in the event there are no tenants on the communications site, the Company generally has unilateral termination rights and in certain situations, the lease is structured to allow for termination by the Company with minimal or no penalties. Ground lease arrangements usually include annual escalations and do not contain any residual value guarantees or restrictions on dividends, other financial obligations or other similar terms. The Company has entered into certain transactions whereby at the end of a lease, sublease or similar arrangement, the Company has the option to purchase the corresponding communications sites. These transactions are further described in note 19.

The Company’s lease liability is the present value of the remaining minimum rental payments to be made over the remaining lease term, including renewal options reasonably certain to be exercised. The Company also considers termination options and factors those into the determination of lease payments when appropriate. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the communications site’s estimated economic life (generally twenty years) and the respective lease terms of the Company’s tenants under the existing lease arrangements on such site.
The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $3.3 million, $76.1 million and $9.9 million, respectively, of impairment expense related to these assets.
As of December 31, 2021, the Company does not have any material related party leases as a lessee. The Company does not have any sale-leaseback arrangements as lessee and typically does not enter into leveraged leases.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of December 31, 2021, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Information about other lease-related balances is as follows:

	As of
	December 31, 2021	December 31, 2020
Operating leases:
Right-of-use asset	$9,225.1	$7,789.2

Current portion of lease liability	$712.6	$539.9
Lease liability	8,041.8	6,884.4
Total operating lease liability	$8,754.4	$7,424.3

Finance leases:
Current portion of lease liability	$6.7	$4.9
Lease liability	24.9	23.0
Total finance lease liability	$31.6	$27.9
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
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	December 31, 2021	December 31, 2020
Operating leases:
Weighted-average remaining lease term (years)	13.0	13.7
Weighted-average incremental borrowing rate	5.1%	5.6%

Finance leases:
Weighted-average remaining lease term (years)	13.4	12.1
Weighted-average incremental borrowing rate	6.3%	6.8%

The following table sets forth the components of lease cost for the years ended December 31,:

	2021	2020	2019
Operating lease cost	$1,115.1	$977.2	$1,013.1
Variable lease costs not included in lease liability (1)	339.6	280.0	261.7
_______________
(1)    Includes property tax paid on behalf of the landlord.
The interest expense on finance lease liabilities was $1.2 million, $1.3 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Assets held under finance leases are recorded in property and equipment and are depreciated over the lesser of the remaining lease term or the remaining useful life.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Supplemental cash flow information is as follows for the years ended December 31,:

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,144.8)	$(988.3)	$(1,012.2)
Operating cash flows from finance leases	$(1.2)	$(1.3)	$(1.7)
Financing cash flows from finance leases	$(7.9)	$(9.2)	$(18.0)

Non-cash items:
New operating leases (1)	$2,063.8	$346.0	$409.5
Operating lease modifications and reassessments	$96.0	$843.1	$334.1
_______________
(1)    Amount includes new operating leases and leases acquired in connection with acquisitions, including $1.4 billion related to the Telxius Acquisition (as defined in note 6).
As of December 31, 2021, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating and finance lease liabilities as of December 31, 2021 were as follows:

Fiscal Year	Operating Lease (1)	Finance Lease (1)
2022	$1,125.9	$7.7
2023	1,071.7	6.4
2024	1,028.0	4.0
2025	969.4	3.3
2026	919.9	2.2
Thereafter	6,935.4	28.2
Total lease payments	12,050.3	51.8
Less amounts representing interest	(3,295.9)	(20.2)
Total lease liability	8,754.4	31.6
Less current portion of lease liability	712.6	6.7
Non-current lease liability	$8,041.8	$24.9
_______________
(1)    Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of December 31, 2019	$3,415.3	$1,021.8	$790.2	$256.2	$692.8	$—	$2.0	$6,178.3
Additions and adjustments (1)	1,335.5	18.7	(153.6)	—	—	—	—	1,200.6
Effect of foreign currency translation	—	(23.6)	(11.0)	22.9	(84.5)	—	—	(96.2)
Balance as of December 31, 2020	$4,750.8	$1,016.9	$625.6	$279.1	$608.3	$—	$2.0	$7,282.7
Additions and adjustments (2)	(103.1)	(9.7)	—	3,186.0	331.0	2,978.4	—	6,382.6
Effect of foreign currency translation	0.7	(17.1)	(13.4)	(234.7)	(50.7)	—	—	(315.2)
Balance as of December 31, 2021	$4,648.4	$990.1	$612.2	$3,230.4	$888.6	$2,978.4	$2.0	$13,350.1
_______________
(1)    U.S. & Canada and Asia-Pacific consist of an aggregate of $1.4 billion of additions related to the InSite Acquisition (as defined in note 6). Africa consists of measurement period adjustments related to the acquisition of Eaton Towers Holdings Limited (the “Eaton Towers Acquisition”).
(2)    U.S. & Canada consists of measurement period adjustments related to the InSite Acquisition. Asia-Pacific consists of $9.2 million of additions related to the Bangladesh Acquisition (as discussed in note 6) and measurement period adjustments related to the InSite Acquisition. Europe and Latin America consist of additions and measurement period adjustments related to the Telxius Acquisition (as defined in note 6). Data Centers consists of $3.0 billion of additions related to data center acquisitions, primarily from the CoreSite Acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company’s other intangible assets subject to amortization consisted of the following:

		As of December 31, 2021			As of December 31, 2020
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,294.6	$(2,305.1)	$3,989.5	$5,784.0	$(2,117.6)	$3,666.4
Acquired tenant-related intangibles	Up to 20	20,030.5	(5,051.5)	14,979.0	14,322.5	(4,237.5)	10,085.0
Acquired licenses and other intangibles (2)	2-20	1,807.9	(49.2)	1,758.7	97.8	(9.4)	88.4
Total other intangible assets		$28,133.0	$(7,405.8)	$20,727.2	$20,204.3	$(6,364.5)	$13,839.8
_______________
(1)    Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, generally up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
(2)    In connection with the CoreSite Acquisition, the Company acquired $1.7 billion of other intangible assets. The acquired other intangible assets will amortize over periods ranging from approximately two years to 10 years.

The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired tower communications infrastructure. The acquired tenant-related intangibles typically represent the value to the Company of tenant contracts and relationships in place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals. Other intangibles represent the value of acquired licenses, trade name and in place leases. In place lease value represents the fair value of costs avoided in securing data center customers, including vacancy periods, legal costs and commissions. In addition, this value also includes assumptions on similar costs avoided upon the renewal or extension of existing leases on a basis consistent with occupancy assumptions used in the fair value of other assets.
The Company amortizes its acquired network location intangibles and tenant-related intangibles on a straight-line basis over their estimated useful lives. As of December 31, 2021, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019 was $1.2 billion, $867.2 million and $791.3 million, respectively.
Based on current exchange rates, the Company expects to record amortization expense as follows over the next five years:

Fiscal Year	Amount
2022	$1,802.4
2023	1,366.9
2024	1,352.8
2025	1,271.8
2026	1,237.5
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
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, the Company has also acquired data center facilities and related assets, including the CoreSite Acquisition, as discussed below. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the year ended December 31, 2021 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the years ended December 31, 2021, 2020 and 2019, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Year Ended December 31,
	2021	2020	2019
Acquisition and merger related expenses	$177.0	$15.5	$26.9
Integration costs	$50.4	$23.1	$9.8
During the years ended December 31, 2021, 2020 and 2019, the Company recorded net benefits of $17.6 million, $4.4 million and $13.1 million related to pre-acquisition contingencies and settlements, respectively. The increase in acquisition and merger related costs during the year ended December 31, 2021 was primarily associated with the Telxius Acquisition and the CoreSite Acquisition.
2021 Transactions
The estimated aggregate impact of the acquisitions completed in 2021 on the Company’s revenues and gross margin for the year ended December 31, 2021 was approximately $424.3 million and $214.8 million, respectively. The revenues and gross margin amounts also reflect incremental revenues from the addition of new customers to such communications infrastructure assets subsequent to the transaction date. Acquisitions completed in 2021 were included in all of the Company’s property segments.
Data Centers
U.S. Data Centers Acquisition—On October 5, 2021, the Company completed the acquisition of two multi-customer data center facilities in the United States markets for total consideration of approximately $200.6 million. The acquired assets and operations are included in the Data Centers segment. This acquisition is being accounted for as a business combination and is subject to post-closing adjustments. This acquisition is included in the table below in “Other.”
CoreSite Acquisition—On November 14, 2021, the Company entered into an agreement with CoreSite to acquire all issued and outstanding shares of CoreSite common stock at $170.00 per share. CoreSite’s portfolio consisted of 24 data center facilities and related assets in eight United States markets. On December 28, 2021, the Company completed the CoreSite Acquisition for total consideration of approximately $10.4 billion, including the assumption and repayment of CoreSite’s existing debt. The acquired assets and operations are included in the Data Centers segment. The CoreSite Acquisition was accounted for as a business combination and is subject to post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Communications Sites
Telxius Acquisition—On January 13, 2021, the Company entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which the Company agreed to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion Euros (“EUR”) (approximately $9.4 billion at the date of signing) (the “Telxius Acquisition”), subject to certain adjustments. In June 2021, the Company completed the acquisition of nearly 20,000 communications sites in Germany and Spain, for total consideration of approximately 6.3 billion EUR (approximately $7.7 billion at the date of closing), subject to certain post-closing adjustments and over 7,000 communications sites in Brazil, Peru, Chile and Argentina, for total consideration of approximately 0.9 billion EUR (approximately $1.1 billion at the date of closing), subject to certain post-closing adjustments.
On August 2, 2021, the Company completed the acquisition of the approximately 4,000 remaining communications sites in Germany pursuant to the Telxius Acquisition for 0.6 billion EUR (approximately $0.7 billion at the date of closing), subject to certain post-closing adjustments.
Of the aggregate purchase price, 233.2 million EUR (approximately $265.2 million), including post-closing adjustments, of deferred payments are due in September 2025 and are reflected in Other non-current liabilities in the consolidated balance sheet as of December 31, 2021. The acquired operations in Germany and Spain are included in the Europe property segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination and is subject to post-closing adjustments. Subsequent to the acquisition dates, certain adjustments were made to increase assets by $6.0 million and reduce liabilities by $58.7 million, with a corresponding decrease in goodwill of $64.7 million. There were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
Entel Acquisition—On December 19, 2019, the Company entered into a definitive agreement to acquire approximately 3,200 communications sites in Chile and Peru from Entel PCS Telecomunicaciones S.A. and Entel Peru S.A. (“Entel”) for total consideration of approximately $0.8 billion (as of the date of signing). The Company completed the acquisition of approximately 2,400 communications sites in December 2019 and an additional 530 communications sites pursuant to this agreement during the year ended December 31, 2020. During the year ended December 31, 2021, the Company completed the acquisition of the remaining 156 communications sites pursuant to this agreement for an aggregate total purchase price of $44.5 million (as of the dates of acquisition), including value added tax, which have been accounted for as an acquisition of assets and are included in the table below in “Other.”
Bangladesh Acquisition—During the year ended December 31, 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (“BDT”) (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL. This acquisition is being accounted for as a business combination and is subject to post-closing adjustments. This acquisition is included in the table below in “Other.”
Other Acquisitions—During the year ended December 31, 2021, the Company acquired a total of 1,309 communications sites as well as other communications infrastructure assets, in the United States, France, Mexico, Nigeria, Peru and Poland, including 633 communications sites in connection with the Company’s agreements with Orange S.A. (“Orange”) as further described below, for an aggregate purchase price of $565.6 million. Of the aggregate purchase price, $89.8 million is reflected as a payable in the consolidated balance sheet as of December 31, 2021. These acquisitions were primarily accounted for as asset acquisitions and are included in the table below in “Other.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table summarizes the allocations of the purchase prices for the fiscal year 2021 acquisitions based upon their estimated fair value at the date of acquisition:

	CoreSite Acquisition	Telxius Acquisition	Other (1)
Current assets	$99.8	$284.9	$56.4
Property and equipment	5,129.0	1,414.6	391.3
Intangible assets (2):
Tenant-related intangible assets	665.0	5,371.3	308.3
Network location intangible assets	—	672.0	88.0
Other intangible assets	1,709.0	—	1.7
Other non-current assets	332.9	1,398.4	52.5
Current liabilities	(156.6)	(338.9)	(15.7)
Deferred tax liability	—	(1,195.4)	—
Other non-current liabilities	(323.1)	(1,534.2)	(61.0)
Net assets acquired	7,456.0	6,072.7	821.5
Goodwill (3)	2,943.3	3,517.0	10.0
Fair value of net assets acquired	10,399.3	9,589.7	831.5
Debt assumed (4)	(955.1)	—	—
Noncontrolling interest	—	—	(10.2)
Purchase price (5)	$9,444.2	$9,589.7	$821.3
______________
(1)    Includes 21 sites in Peru held pursuant to long-term finance leases.
(2)    Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period. Other intangible assets are amortized on a straight-line basis generally over periods of up to 20 years. The CoreSite other intangible assets will amortize over periods ranging from approximately two years to 10 years.
(3)    The Company expects goodwill to be partially deductible for tax purposes.
(4)    The CoreSite Acquisition debt assumed includes $875.0 million of CoreSite’s indebtedness and a fair value adjustment of $80.1 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
(5)    The CoreSite Acquisition purchase price includes $17.1 million of consideration related to the fair value of certain equity awards previously granted by CoreSite under its equity plan that the Company assumed and converted into corresponding equity awards with respect to shares of the Company’s common stock (the “CoreSite Replacement Awards”). The CoreSite Replacement Awards will continue to vest in accordance with the terms of CoreSite’s equity plan. The fair value of the CoreSite Replacement Awards for services rendered through December 28, 2021, the CoreSite Acquisition date, was recognized as a component of the purchase price, with the remaining fair value of the CoreSite Replacement Awards related to the post-combination services recorded as stock-based compensation over the remaining vesting period.

Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. During the year ended December 31, 2020, the Company completed the acquisition of 564 of these communications sites. During the year ended December 31, 2021, the Company completed the acquisition of an additional 633 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
2020 Transactions
InSite Acquisition—On December 23, 2020, the Company acquired 100% of the outstanding units of IWG Holdings, LLC, the parent company of InSite Wireless Group, LLC (“InSite”), which owned, operated and managed approximately 3,000 communications sites in the United States and Canada (the “InSite Acquisition”). The portfolio included approximately 1,400 owned towers in the United States, over 200 owned towers in Canada and approximately 40 DAS networks in the United States. In addition, the portfolio included more than 600 land parcels under communications sites in the United States, Canada and Australia, as well as approximately 400 rooftop sites. The total consideration for the InSite Acquisition, including cash acquired, the repayment and assumption of certain debt held by InSite, was approximately $3.5 billion. The InSite Acquisition was accounted for as a business combination and the allocation of the purchase price was finalized during the year ended December 31, 2021.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table summarizes the preliminary and final allocations of the purchase price paid and the amounts of assets acquired and liabilities assumed for the InSite Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of December 31, 2021.

	Preliminary Allocation	Final Allocation
Current assets	$57.2	$57.3
Property and equipment	516.4	511.3
Intangible assets (1):
Tenant-related intangible assets	1,160.1	1,181.3
Network location intangible assets	622.7	610.3
Other intangible assets	—	—
Other non-current assets	300.7	309.0
Current liabilities	(75.9)	(78.6)
Deferred tax liability	(116.3)	(34.0)
Other non-current liabilities	(267.6)	(271.5)
Net assets acquired	2,197.3	2,285.1
Goodwill (2)	1,354.2	1,266.4
Fair value of net assets acquired	3,551.5	3,551.5
Debt assumed (3)	(800.0)	(800.0)
Purchase price	$2,751.5	$2,751.5
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over periods of up to 20 years.
(2)The Company expects goodwill to be partially deductible for tax purposes.
(3)InSite Acquisition debt assumed includes $763.5 million of InSite’s indebtedness and a fair value adjustment of $36.5 million. The fair value adjustment was based primarily on reported market values using Level 2 inputs.
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

	Year Ended December 31,
	2021	2020
Pro forma revenues	$10,344.5	$9,441.2
Pro forma net income attributable to American Tower Corporation common stockholders	$2,219.5	$845.4
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$4.88	$1.86
Diluted net income attributable to American Tower Corporation common stockholders	$4.86	$1.85

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
7.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Accrued construction costs	$197.3	$46.5
Accrued income tax payable	84.8	20.6
Accrued pass-through costs	91.0	67.1
Amounts payable for acquisitions	95.2	58.9
Amounts payable to tenants	81.1	66.4
Accrued property and real estate taxes	255.3	219.1
Accrued rent	78.8	82.6
Payroll and related withholdings	124.7	104.4
Other accrued expenses	404.6	378.1
Accrued expenses	$1,412.8	$1,043.7

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
8.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	December 31, 2021	December 31, 2020	Contractual Interest Rate (1)	Maturity Date (1)
2020 Term Loan (2)	—	749.4	N/A	N/A
2021 Multicurrency Credit Facility (3) (4)	4,388.4	—	1.205%	June 30, 2025
2021 Term Loan (3)	995.4	996.1	1.235%	January 31, 2027
2021 Credit Facility (3)	1,410.0	2,295.0	1.234%	January 31, 2027
2021 EUR Three Year Delayed Draw Term Loan (3) (4)	937.6	—	1.125%	May 28, 2024
2021 USD 364-Day Delayed Draw Term Loan (3)	2,998.5	—	1.250%	December 28, 2022
2021 USD Two Year Delayed Draw Term Loan (3)	1,498.4	—	1.250%	December 28, 2023
2.250% senior notes (5)	600.3	605.1	2.250%	January 15, 2022
4.70% senior notes (6)	—	699.0	4.700%	N/A
3.50% senior notes	997.9	996.1	3.500%	January 31, 2023
3.000% senior notes	709.9	721.9	3.000%	June 15, 2023
0.600% senior notes	497.9	496.8	0.600%	January 15, 2024
5.00% senior notes	1,000.9	1,001.3	5.000%	February 15, 2024
3.375% senior notes	647.0	645.7	3.375%	May 15, 2024
2.950% senior notes	644.7	643.1	2.950%	January 15, 2025
2.400% senior notes	746.1	745.0	2.400%	March 15, 2025
1.375% senior notes (7)	563.8	604.1	1.375%	April 4, 2025
4.000% senior notes	745.5	744.3	4.000%	June 1, 2025
1.300% senior notes	496.4	495.4	1.300%	September 15, 2025
4.400% senior notes	497.6	497.1	4.400%	February 15, 2026
1.600% senior notes	695.2	—	1.600%	April 15, 2026
1.950% senior notes (7)	564.3	605.2	1.950%	May 22, 2026
1.450% senior notes	593.0	—	1.450%	September 15, 2026
3.375% senior notes	991.2	989.5	3.375%	October 15, 2026
3.125% senior notes	398.3	397.9	3.125%	January 15, 2027
2.750% senior notes	745.2	744.3	2.750%	January 15, 2027
0.450% senior notes (7)	847.1	—	0.450%	January 15, 2027
0.400% senior notes (7)	562.5	—	0.400%	February 15, 2027
3.55% senior notes	745.5	744.8	3.550%	July 15, 2027
3.600% senior notes	694.3	693.4	3.600%	January 15, 2028
0.500% senior notes (7)	845.3	907.4	0.500%	January 15, 2028
1.500% senior notes	645.8	645.1	1.500%	January 31, 2028
3.950% senior notes	591.6	590.6	3.950%	March 15, 2029
0.875% senior notes (7)	847.3	—	0.875%	May 21, 2029
3.800% senior notes	1,635.1	1,633.5	3.800%	August 15, 2029
2.900% senior notes	742.5	741.7	2.900%	January 15, 2030
2.100% senior notes	741.2	740.2	2.100%	June 15, 2030
0.950% senior notes (7)	561.0	—	0.950%	October 5, 2030
1.875% senior notes	791.4	790.5	1.875%	October 15, 2030
2.700% senior notes	693.7	—	2.700%	April 15, 2031
2.300% senior notes	691.0	—	2.300%	September 15, 2031
1.000% senior notes (7)	731.7	786.1	1.000%	January 15, 2032
1.250% senior notes (7)	561.2	—	1.250%	May 21, 2033
3.700% senior notes	592.1	591.9	3.700%	October 15, 2049
3.100% senior notes	1,038.0	1,037.7	3.100%	June 15, 2050

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

2.950% senior notes	1,021.5	538.2	2.950%	January 15, 2051
Total American Tower Corporation debt	39,943.3	26,113.4

Series 2013-2A Securities (8)	1,298.2	1,296.6	3.070%	March 15, 2023
Series 2018-1A Securities (8)	495.3	494.6	3.652%	March 15, 2028
Series 2015-2 Notes (9)	522.7	522.1	3.482%	June 16, 2025
InSite Debt (10)	—	800.0	N/A	N/A
CoreSite Debt (11)	955.1	—	Various	Various
Other subsidiary debt (12)	8.0	32.9	Various	Various
Total American Tower subsidiary debt	3,279.3	3,146.2
Finance lease obligations	31.6	27.9
Total	43,254.2	29,287.5
Less current portion of long-term obligations	(4,568.7)	(789.8)
Long-term obligations	$38,685.5	$28,497.7
_______________
(1)Reflects interest rate or maturity date as of December 31, 2021; interest rate does not reflect the impact of the interest rate swap agreements.
(2)Repaid in full on February 5, 2021 using borrowings under the 2021 Multicurrency Credit Facility (as defined below) and cash on hand.
(3)Accrues interest at a variable rate.
(4)As of December 31, 2021 reflects borrowings denominated in EUR and, for the 2021 Multicurrency Credit Facility, reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(5)Repaid in full on January 14, 2022 using borrowings under the 2021 Credit Facility (as defined below).
(6)Repaid in full on October 18, 2021 with cash on hand.
(7)Notes are denominated in EUR.
(8)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(9)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(10)Debt entered into by certain InSite subsidiaries assumed in connection with the InSite Acquisition (the “InSite Debt”). On January 15, 2021, all amounts outstanding under the InSite Debt were repaid.
(11)Debt entered into by CoreSite assumed in connection with the CoreSite Acquisition (the “CoreSite Debt”). On January 7, 2022, all amounts outstanding under the CoreSite Debt were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(12)Includes the Kenya Debt and the U.S. Subsidiary Debt (each as defined below). As of December 31, 2020 also included Colombian Credit Facility (as defined below).

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $600.0 million aggregate principal amount of 2.250% senior unsecured notes due January 15, 2022 (the “2.250% Notes”), (ii) $3.0 billion in borrowings under the 2021 USD 364-Day Delayed Draw Term Loan (as defined below) and (iii) the CoreSite Debt.
American Tower Corporation Debt
Bank Facilities
Amendments to Bank Facilities—On February 10, 2021, the Company amended and restated its senior unsecured multicurrency revolving credit facility (as amended, the “2021 Multicurrency Credit Facility”) and its senior unsecured revolving credit facility (as amended, the “2021 Credit Facility”) and amended its unsecured term loan, as amended and restated as described below (as amended, the “2021 Term Loan”).
These amendments, among other things,
i.extended the maturity dates by one year to June 28, 2024 and January 31, 2026 for the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively;
ii.increased the commitments under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility to $4.1 billion and $2.9 billion, respectively;
iii.increased the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the loan agreements for each of the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $6.1 billion and $4.4 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively;
iv.expanded the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility from $1.0 billion to $3.0 billion and add a EUR borrowing option for the 2021 Credit Facility with a $1.5 billion sublimit;

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
v.amended the limitation of the Company’s permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loan agreements for each of the facilities) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021, stepping down to 6.00 to 1.00 thereafter (with a further step up to 7.00 to 1.00 if the Company consummates a Qualified Acquisition (as defined in each of the loan agreements for the facilities));
vi.amended the limitation on indebtedness of, and guaranteed by, the Company’s subsidiaries to the greater of (a) $3.0 billion and (b) 50% of Adjusted EBITDA (as defined in each of the loan agreements for the facilities) of the Company and its subsidiaries on a consolidated basis; and
vii.increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $400.0 million to $500.0 million.
On December 8, 2021, the Company amended and restated the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, and amended the 2021 EUR Three Year Delayed Draw Term Loan (as defined below).
These amendments, among other things,
i.extended the maturity dates to June 30, 2025, January 31, 2027 and January 31, 2027 for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan, respectively;
ii.increased the commitments under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 Term Loan to $6.0 billion, $4.0 billion and $1.0 billion, respectively, of which an aggregate of approximately $5.1 billion under these facilities was used to finance the CoreSite Acquisition;
iii.increased the maximum Revolving Loan Commitments, after giving effect to any Incremental Commitments (each as defined in the 2021 Multicurrency Credit Facility and the 2021 Credit Facility) to $8.0 billion and $5.5 billion under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility, respectively;
iv.amended the limitation of the Company's permitted ratio of Total Debt to Adjusted EBITDA (each as defined in each of the loans) to be no greater than 7.50 to 1.00 for the four fiscal quarters following the consummation of the CoreSite Acquisition, which began with the quarter ended December 31, 2021, stepping down to 6.00 to 1.00 (with a further step up to 7.50 to 1.00 if the Company consummates a Qualified Acquisition (as defined in each of the agreements));
v.expanded the sublimit for multicurrency borrowings under the 2021 Multicurrency Credit Facility and the 2021 Credit Facility from $3.0 billion and $1.5 billion to $3.5 billion and $2.5 billion, respectively; and
vi.increased the threshold for certain defaults with respect to judgments, attachments or acceleration of indebtedness from $500.0 million to $600.0 million.
2021 Multicurrency Credit Facility—During the year ended December 31, 2021, the Company borrowed an aggregate of $7.8 billion, including an aggregate of 2.4 billion EUR ($2.9 billion as of the borrowing dates), and repaid an aggregate of $3.4 billion of revolving indebtedness, including an aggregate of 1.3 billion EUR ($1.5 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions (as defined in note 16), under the 2021 Multicurrency Credit Facility. The Company used the borrowings to fund the Telxius Acquisition and the CoreSite Acquisition, to repay existing indebtedness, including the InSite Debt and its $750.0 million unsecured term loan due February 12, 2021 (the “2020 Term Loan”), and for general corporate purposes.

2021 Credit Facility—During the year ended December 31, 2021, the Company borrowed an aggregate of $4.9 billion, including an aggregate of 1.2 billion EUR ($1.5 billion as of the borrowing dates), and repaid an aggregate of $5.8 billion of revolving indebtedness, including an aggregate of 1.2 billion EUR ($1.4 billion as of the repayment date) primarily using proceeds from the ATC Europe Transactions, under the 2021 Credit Facility. The Company used the borrowings to fund the Telxius Acquisition and the CoreSite Acquisition and for general corporate purposes.
Repayment of the 2020 Term Loan—On February 5, 2021, the Company repaid all amounts outstanding under the 2020 Term Loan using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
2021 Term Loan—On September 27, 2021, the Company repaid $500.0 million of indebtedness under the 2021 Term Loan using proceeds from the issuance of the 1.450% Notes, the 2.300% Notes and the 2.950% Notes (each as defined below). On December 28, 2021, the Company borrowed $500.0 million under the 2021 Term Loan, which was used to fund the CoreSite Acquisition. As of December 31, 2021, $1.0 billion is outstanding under the 2021 Term Loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
2021 EUR Delayed Draw Term Loans—On February 10, 2021, the Company entered into (i) a 1.1 billion EUR (approximately $1.3 billion at the date of signing) unsecured term loan, the proceeds of which were used to fund the Telxius Acquisition (the “2021 EUR 364-Day Delayed Draw Term Loan”), and which was subsequently repaid in full as described below, and (ii) an 825.0 million EUR (approximately $1.0 billion at the date of signing) unsecured term loan, the proceeds of which were used to fund the Telxius Acquisition, with a maturity date that is three years from the date of the first draw thereunder (the “2021 EUR Three Year Delayed Draw Term Loan,” and, together with the 2021 EUR 364-Day Delayed Draw Term Loan, the “2021 EUR Delayed Draw Term Loans”). The 2021 EUR Three Year Delayed Draw Term Loan bears interest at either (i) a base rate plus and applicable margin or (ii) a Eurocurrency rate plus an applicable margin, in each case, subject to adjustments based on the Company’s senior unsecured debt rating, which, based on the Company’s current debt ratings, is 1.125% above the Euro Interbank Offered Rate (“EURIBOR”).
On May 28, 2021, the Company borrowed 1.1 billion EUR ($1.3 billion as of the borrowing date) under the 2021 EUR 364-Day Delayed Draw Term Loan and 825.0 million EUR ($1.0 billion as of the borrowing date) under the 2021 EUR Three Year Delayed Draw Term Loan. The Company used the borrowings to fund the Telxius Acquisition.
On September 16, 2021, the Company repaid 420.0 million EUR ($494.2 million as of the repayment date) under the 2021 EUR 364-Day Delayed Draw Term Loan using proceeds from the ATC Europe Transactions. On October 7, 2021, the Company repaid all remaining amounts outstanding under the 2021 EUR 364-Day Delayed Draw Term Loan using proceeds from the issuance of the 0.400% Notes and the 0.950% Notes (each as defined below).
2021 USD Delayed Draw Term Loans—On December 8, 2021, the Company entered into (i) a $3.0 billion unsecured term loan, the proceeds of which were used to fund the CoreSite Acquisition, with a maturity date that is 364 days from the date of the first draw thereunder (the “2021 USD 364-Day Delayed Draw Term Loan”) and (ii) a $1.5 billion unsecured term loan, the proceeds of which were used to fund the CoreSite Acquisition, with a maturity date that is two years from the date of the first draw thereunder (the “2021 USD Two Year Delayed Draw Term Loan” and, together with the 2021 USD 364-Day Delayed Draw Term Loan, the “2021 USD Delayed Draw Term Loans”). The 2021 USD Delayed Draw Term Loans bear interest at either (i) a base rate plus an applicable margin or (ii) a Eurocurrency rate plus an applicable margin, in each case, subject to adjustments based on the senior unsecured debt rating of the Company, which, based on the Company’s current debt ratings, is 1.125% above LIBOR.
On December 28, 2021, the Company borrowed $3.0 billion under the 2021 USD 364-Day Delayed Draw Term Loan and $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan. The Company used the borrowings to fund the CoreSite Acquisition.
Bridge Facilities—In connection with entering into the Telxius Acquisition, the Company entered into a commitment letter (the “BofA Commitment Letter”), dated January 13, 2021, with Bank of America, N.A. and BofA Securities, Inc. (together, “BofA”) pursuant to which BofA had, with respect to bridge financing, committed to provide up to 7.5 billion EUR (approximately $9.1 billion at the date of signing) in bridge loans (the “BofA Bridge Loan Commitment”) to ensure financing for the Telxius Acquisition. Effective February 10, 2021, the BofA Bridge Loan Commitment was reduced to 4.275 billion EUR (approximately $5.2 billion at the date of signing) as a result of an aggregate of 3.225 billion EUR (approximately $3.9 billion at the date of signing) of additional committed amounts under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 EUR Delayed Draw Term Loans, as described above. The BofA Bridge Loan Commitment was further reduced as a result of the May 2021 common stock offering, as further described in note 16. Effective May 24, 2021, upon receipt of the proceeds from the issuance of the 0.450% Notes, the 0.875% Notes and the 1.250% Notes, the Company determined that it had adequate cash resources and undrawn availability under its revolving credit facilities and the 2021 EUR Delayed Draw Term Loans to fund the cash consideration payable in connection with the Telxius Acquisition and terminated the BofA Commitment Letter. The Company did not make any borrowings under the BofA Bridge Loan Commitment.
In connection with entering into the CoreSite Acquisition, the Company entered into a commitment letter, dated November 14, 2021, with JPMorgan Chase Bank, N.A. (“JPM”) pursuant to which JPM had, with respect to bridge financing, committed to provide up to $10.5 billion in bridge loans (the “JPM Bridge Loan Commitment”) to ensure financing for the CoreSite Acquisition. Effective December 8, 2021 the JPM Bridge Loan Commitment was fully terminated as a result of the $10.5 billion in committed amounts available under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 USD Delayed Draw Term Loans, as described above. The Company did not make any borrowings under the JPM Bridge Loan Commitment.
As of December 31, 2021, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan were as follows:

	Outstanding Principal Balance	Undrawn letters of credit	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$4,388.4	$3.5	June 30, 2025	(3)	1.125%	0.110%
2021 Credit Facility	1,410.0	1.2	January 31, 2027	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	938.2	N/A	May 28, 2024		1.125%	N/A
2021 USD 364-Day Delayed Draw Term Loan	3,000.0	N/A	December 28, 2022		1.125%	N/A
2021 USD Two Year Delayed Draw Term Loan	1,500.0	N/A	December 28, 2023		1.125%	N/A
_______________
(1)    LIBOR applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan. EURIBOR applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
(2)    Fee on undrawn portion of each credit facility.
(3)    Subject to two optional renewal periods.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which the Company must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent the Company from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
Senior Notes
Repayments of Senior Notes
Repayment of 4.70% Senior Notes—On October 18, 2021, the Company redeemed all of its 4.70% senior unsecured notes due 2022 (the “4.70% Notes”) at a price equal to 101.7270% of the principal amount, plus accrued and unpaid interest up to, but excluding October 18, 2021, for an aggregate redemption price of approximately $715.1 million, including $3.0 million in accrued and unpaid interest. The Company recorded a loss on retirement of long-term obligations of approximately $12.4 million, which included prepayment consideration of $12.1 million and the associated unamortized discount and deferred financing costs. The redemption was funded with cash on hand. Upon completion of this redemption, none of the 4.70% Notes remained outstanding.
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
0.450% Senior Notes, 0.875% Senior Notes and 1.250% Senior Notes Offering—On May 21, 2021, the Company completed a registered public offering of 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.450% senior unsecured notes due 2027 (the “0.450% Notes”), 750.0 million EUR ($913.7 million at the date of issuance) aggregate principal amount of 0.875% senior unsecured notes due 2029 (the “0.875% Notes”) and 500.0 million EUR ($609.1 million at the date of issuance) aggregate principal amount of 1.250% senior unsecured notes due 2033 (the “1.250% Notes”). The net proceeds from this offering were approximately 1,983.1 million EUR (approximately $2,415.8 million at the date of issuance), after deducting commissions and estimated expenses. The Company used all of the net proceeds to fund the Telxius Acquisition.
1.450% Senior Notes, 2.300% Senior Notes and 2.950% Senior Notes Offering—On September 27, 2021, the Company completed a registered public offering of $600.0 million aggregate principal amount of 1.450% senior unsecured notes due 2026 (the “1.450% Notes”), $700.0 million aggregate principal amount of 2.300% senior unsecured notes due 2031 (the

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
“2.300% Notes”) and $500.0 million aggregate principal amount through a reopening of its 2.950% senior unsecured notes due 2051, originally issued on November 20, 2020 (the “2.950% Notes”). The net proceeds from this offering were approximately $1,765.1 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Term Loan and for general corporate purposes.
0.400% Senior Notes and 0.950% Senior Notes Offering—On October 5, 2021, the Company completed a registered public offering of 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.400% senior unsecured notes due 2027 (the “0.400% Notes”) and 500.0 million EUR ($579.9 million at the date of issuance) aggregate principal amount of 0.950% senior unsecured notes due 2030 (the “0.950% Notes” and, collectively with the 1.600% Notes, the 2.700% Notes, the 0.450% Notes, the 0.875% Notes, the 1.250% Notes, the 1.450% Notes, the 2.300% Notes, the 2.950% Notes and the 0.400% Notes, the “Notes”). The net proceeds from this offering were approximately 987.7 million EUR (approximately $1,145.6 million at the date of issuance), after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing EUR denominated indebtedness under the 2021 Multicurrency Credit Facility and the 2021 EUR 364-Day Delayed Draw Term Loan.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The following table outlines key terms related to the Company’s outstanding senior notes as of December 31, 2021:

		Adjustments to Principal Amount (1)
	Aggregate Principal Amount	2021	2020	Interest payments due (2)	Issue Date	Par Call Date (3)
2.250% Notes (4)	$600.0	$0.3	$5.1	January 15 and July 15	September 30, 2016	N/A
3.50% Notes	1,000.0	(2.1)	(3.9)	January 31 and July 31	January 8, 2013	N/A
3.000% Notes (5)	700.0	9.9	21.9	June 15 and December 15	December 8, 2017	N/A
0.600% Notes	500.0	(2.1)	(3.2)	January 15 and July 15	November 20, 2020	N/A
5.00% Notes (6)	1,000.0	0.9	1.3	February 15 and August 15	August 19, 2013	N/A
3.375% Notes	650.0	(3.0)	(4.3)	May 15 and November 15	March 15, 2019	April 15, 2024
2.950% Notes	650.0	(5.3)	(6.9)	January 15 and July 15	June 13, 2019	December 15, 2024
2.400% Notes	750.0	(3.9)	(5.0)	March 15 and September 15	January 10, 2020	February 15, 2025
1.375% Notes (7)	568.6	(4.8)	(6.7)	April 4	April 6, 2017	January 4, 2025
4.000% Notes	750.0	(4.5)	(5.7)	June 1 and December 1	May 7, 2015	March 1, 2025
1.300% Notes	500.0	(3.6)	(4.6)	March 15 and September 15	June 3, 2020	August 15, 2025
4.400% Notes	500.0	(2.4)	(2.9)	February 15 and August 15	January 12, 2016	November 15, 2025
1.600% Notes	700.0	(4.8)	—	April 15 and October 15	March 29, 2021	March 15, 2026
1.950% Notes (7)	568.6	(4.3)	(5.6)	May 22	May 22, 2018	February 22, 2026
1.450% Notes	600.0	(7.0)	—	March 15 and September 15	September 27, 2021	August 15, 2026
3.375% Notes	1,000.0	(8.8)	(10.5)	April 15 and October 15	May 13, 2016	July 15, 2026
3.125% Notes	400.0	(1.7)	(2.1)	January 15 and July 15	September 30, 2016	October 15, 2026
2.750% Notes	750.0	(4.8)	(5.7)	January 15 and July 15	October 3, 2019	November 15, 2026
0.450% Notes (7)	853.0	(5.9)	—	January 15	May 21, 2021	November 15, 2026
0.400% Notes (7)	568.6	(6.1)	—	February 15	October 5, 2021	December 15, 2026
3.55% Notes	750.0	(4.5)	(5.2)	January 15 and July 15	June 30, 2017	April 15, 2027
3.600% Notes	700.0	(5.7)	(6.6)	January 15 and July 15	December 8, 2017	October 15, 2027
0.500% Notes (7)	853.0	(7.7)	(8.8)	January 15	September 10, 2020	October 15, 2027
1.500% Notes	650.0	(4.2)	(4.9)	January 31 and July 31	November 20, 2020	November 30, 2027
3.950% Notes	600.0	(8.4)	(9.4)	March 15 and September 15	March 15, 2019	December 15, 2028
0.875% Notes (7)	853.0	(5.7)	—	May 21	May 21, 2021	February 21, 2029
3.800% Notes	1,650.0	(14.9)	(16.5)	February 15 and August 15	June 13, 2019	May 15, 2029
2.900% Notes	750.0	(7.5)	(8.3)	January 15 and July 15	January 10, 2020	October 15, 2029
2.100% Notes	750.0	(8.8)	(9.8)	June 15 and December 15	June 3, 2020	March 15, 2030
0.950% Notes (7)	568.6	(7.6)	—	October 5	October 5, 2021	July 5, 2030
1.875% Notes	800.0	(8.6)	(9.5)	April 15 and October 15	September 28, 2020	July 15, 2030
2.700% Notes	700.0	(6.3)	—	April 15 and October 15	March 29, 2021	January 15, 2031
2.300% Notes	700.0	(9.0)	—	March 15 and September 15	September 27, 2021	June 15, 2031
1.000% Notes (7)	739.2	(7.5)	(7.9)	January 15	September 10, 2020	October 15, 2031
1.250% Notes (7)	568.6	(7.4)	—	May 21	May 21, 2021	February 21, 2033
3.700% Notes	600.0	(7.9)	(8.1)	April 15 and October 15	October 3, 2019	April 15, 2049
3.100% Notes (8)	1,050.0	(12.0)	(12.3)	June 15 and December 15	June 3, 2020	December 15, 2049
2.950% Notes (9)	1,050.0	(28.5)	(11.8)	January 15 and July 15	November 20, 2020	July 15, 2050
_______________
(1)    Includes unamortized discounts, premiums and debt issuance costs and fair value adjustments due to interest rate swaps.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(2)    Accrued and unpaid interest on USD denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months. Interest on EUR denominated notes is payable in EUR annually in arrears and will be computed on the basis of the actual number of days in the period for which interest is being calculated and the actual number of days from and including the last date on which interest was paid on the notes, beginning on the issue date.
(3)    The Company may redeem the notes at any time, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, together with accrued interest to the redemption date. If the Company redeems the notes on or after the par call date, the Company will not be required to pay a make-whole premium.
(4)    Includes $0.4 million and $6.3 million fair value adjustment due to interest rate swaps in 2021 and 2020, respectively.
(5)    Includes $11.8 million and $25.1 million fair value adjustment due to interest rate swaps in 2021 and 2020, respectively.
(6)    The original issue date for the 5.00% Notes was August 19, 2013. The issue date for the reopened 5.00% Notes was January 10, 2014.
(7)    Notes are denominated in EUR.
(8)    The original issue date for the initial 3.100% Notes was June 3, 2020. The issue date for the reopened 3.100% Notes was September 28, 2020.
(9)    The original issue date for the initial 2.950% Notes was November 20, 2020. The issue date for the reopened 2.950% Notes was September 27, 2021.
The Company may redeem each series of senior notes at any time, subject to the terms of the applicable supplemental indenture, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes plus a make-whole premium, as applicable, together with accrued interest to the redemption date. In addition, if the Company undergoes a change of control and corresponding ratings decline, each as defined in the applicable supplemental indenture for the notes, the Company may be required to repurchase all of the applicable notes at a purchase price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date. The notes rank equally with all of the Company’s other senior unsecured debt and are structurally subordinated to all existing and future indebtedness and other obligations of its subsidiaries.
Each applicable supplemental indenture for the notes contains certain covenants that restrict the Company’s ability to merge, consolidate or sell assets and its (together with its subsidiaries’) ability to incur liens. These covenants are subject to a number of exceptions, including that the Company and its subsidiaries may incur certain liens on assets, mortgages or other liens securing indebtedness if the aggregate amount of indebtedness secured by such liens does not exceed 3.5x Adjusted EBITDA, as defined in the applicable supplemental indenture. As of December 31, 2021, the Company was in compliance with each of these covenants.
American Tower Subsidiary Debt
Securitizations
The Company has several securitizations in place. Cash flows generated by the sites that secure the securitized debt of the Company are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to receive the excess cash flows not needed to service the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.
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
The outstanding Series 2015-2 Notes are secured by (i) mortgages, deeds of trust and deeds to secure debt on substantially all of the 3,531 communications sites (the “2015 Secured Sites”) owned by the GTP Entities and their operating cash flows, (ii) a security interest in substantially all of the personal property and fixtures of the GTP Entities, including GTP Acquisition Partners’ equity interests in its subsidiaries and (iii) the rights of the GTP Entities under a management agreement. American Tower Holding Sub II, LLC, whose only material assets are its equity interests in GTP Acquisition Partners, has guaranteed

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
repayment of the Series 2015-2 Notes and pledged its equity interests in GTP Acquisition Partners as security for such payment obligations.
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
The assets of the Trust consist of a nonrecourse loan (the “Loan”) made by the Trust to American Tower Asset Sub, LLC and American Tower Asset Sub II, LLC (together, the “AMT Asset Subs”). The AMT Asset Subs are jointly and severally liable under the Loan, which is secured primarily by mortgages on the AMT Asset Subs’ interests in 5,113 broadcast and wireless communications towers and related assets (the “Trust Sites”).
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
Under the terms of the Loan Agreement and the 2015 Indenture, amounts due will be paid from the cash flows generated by the Trust Sites or the 2015 Secured Sites, respectively, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the Loan Agreement or 2015 Indenture, as applicable. On a monthly basis, after payment of all required amounts under the Loan Agreement or 2015 Indenture, as applicable, including interest payments, subject to the conditions described below, the excess cash flows generated from the operation of such assets are released to the AMT Asset Subs or GTP Acquisition Partners, as applicable, which can then be distributed to, and used by, the Company.
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
Further, under the Loan Agreement and the 2015 Indenture, the AMT Asset Subs or GTP Acquisition Partners, respectively, are required to maintain reserve accounts, including for ground rents, real estate and personal property taxes and insurance premiums, and, under the 2015 Indenture and in certain circumstances under the Loan Agreement, to reserve a portion of advance rents from tenants on the Trust Sites. Based on the terms of the Loan Agreement and the 2015 Indenture, all rental cash receipts received for each month are reserved for the succeeding month and held in an account controlled by the applicable trustee and then released. The $251.8 million held in the reserve accounts with respect to the Trust Securitizations and the $107.0 million held in the reserve accounts with respect to the 2015 Securitization as of December 31, 2021 are classified as Restricted cash on the Company’s accompanying consolidated balance sheets.
India Indebtedness—The India indebtedness includes several working capital facilities, most of which are subject to annual renewal, and an overdraft facility. The working capital facilities bear interest at rates that consist of the applicable bank’s Marginal Cost of Funds based Lending Rate (as defined in the applicable agreement), plus a spread. Generally, the working capital facilities are payable on demand prior to maturity. The overdraft facility bears interest at the Overnight Mumbai Inter-Bank Offer Rate at the time of borrowing plus a spread. As of December 31, 2021, the Company has not borrowed under these facilities.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Amounts outstanding and key terms of the India indebtedness consisted of the following as of December 31, 2021 (in millions, except percentages):

	Amount Outstanding (INR)	Amount Outstanding (USD)	Interest Rate (Range)	Maturity Date (Range)
Working capital facilities (1)	—	$—	5.09% -8.75%	February 4, 2022 - October 23, 2022
Overdraft facility (2)	—	$—	N/A	September 14, 2022
_______________
(1)    7.70 billion Indian Rupees (“INR”) ($103.5 million) of borrowing capacity as of December 31, 2021.
(2)    380.0 million INR ($5.1 million) of borrowing capacity as of December 31, 2021.

Other Subsidiary Debt—The Company’s other subsidiary debt as of December 31, 2021 includes (i) a note entered into by one of the Company’s subsidiaries in October 2018 in connection with the acquisition of sites in Kenya (the “Kenya Debt”) and (ii) U.S. subsidiary debt related to a seller-financed acquisition (the “U.S. Subsidiary Debt”).
As of December 31, 2020, other subsidiary debt also included a long-term credit facility entered into by one of the Company’s Colombian subsidiaries in October 2014 (the “Colombian Credit Facility”).
Amounts outstanding and key terms of other subsidiary debt consisted of the following as of December 31, (in millions, except percentages):

	Carrying Value (Denominated Currency) (1)		Carrying Value (USD) (1)		Interest Rate	Maturity Date
	2021	2020	2021	2020
Colombian Credit Facility (2)	—	40,000.0	$—	$11.6	N/A	N/A
Kenya Debt (3)	7.4	20.1	$7.4	$20.1	8.00%	September 30, 2023
U.S. Subsidiary Debt (4)	0.6	1.2	$0.6	$1.2	—%	January 1, 2022
_______________
(1)    Includes applicable deferred financing costs.
(2)    Denominated in Colombian Pesos (“COP”), with an original principal amount of 200.0 billion COP. Debt accrued interest at a variable rate. The loan agreement for the Colombian Credit Facility required that the borrower managed exposure to variability in interest rates on certain of the amounts outstanding under the Colombian Credit Facility. On the April 24, 2021 maturity date, all amounts outstanding under the Colombia Credit Facility were repaid.
(3)    Denominated in USD, with an original principal amount of $51.8 million. The loan agreement for the Kenya Debt requires that the debt be paid either (i) in future installments subject to the satisfaction of specified conditions or (ii) three years from the note origination date with an optional two year extension. In October 2021, the optional two year extension was exercised.
(4)    Related to a seller-financed acquisition. Denominated in USD with an original principal amount of $2.5 million.
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
CoreSite Debt—The CoreSite Debt included senior unsecured notes previously entered into by CoreSite. The Company acquired this debt in connection with the CoreSite Acquisition. The CoreSite Debt was recorded at fair value upon the closing of the CoreSite Acquisition. On January 7, 2022, the Company repaid the entire amount outstanding under the CoreSite Debt, plus accrued and unpaid interest up to, but excluding, January 7, 2022, for an aggregate redemption price of $962.9 million, including $80.1 million of prepayment consideration and $7.8 million in accrued and unpaid interest. The repayment of the CoreSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and cash on hand.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
As of December 31, 2021, the key terms of the CoreSite Debt were as follows:

	Carrying Value	Interest Rate	Maturity Date
	2021
2023 Senior unsecured notes	$156.7	4.19%	June 15, 2023
2024 Senior unsecured notes	185.1	3.91%	April 20, 2024
2026 Senior unsecured notes	219.4	4.11%	April 17, 2026
2027 Senior unsecured notes	163.9	3.75%	May 6, 2027
2029 Senior unsecured notes	230.0	4.31%	April 17, 2029
Total CoreSite Debt	$955.1
Finance Lease Obligations—The Company’s finance lease obligations approximated $31.6 million and $27.9 million as of December 31, 2021 and 2020, respectively. Finance lease obligations are described further in note 4.

Maturities—Aggregate principal maturities of long-term debt, including finance leases, for the next five years and thereafter are expected to be:

Fiscal Year	Amount
2022	$4,568.7
2023	4,512.7
2024	3,091.0
2025	8,134.5
2026	3,370.1
Thereafter	19,820.5
Total cash obligations	43,497.5
Unamortized discounts, premiums and debt issuance costs and fair value adjustments, net	(243.3)
Balance as of December 31, 2021	$43,254.2
9.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Unearned revenue	$540.2	$576.1
Other miscellaneous liabilities	649.6	408.5
Other non-current liabilities	$1,189.8	$984.6

10.    ASSET RETIREMENT OBLIGATIONS
The changes in the carrying amount of the Company’s asset retirement obligations were as follows:

	2021	2020
Beginning balance as of January 1,	$1,571.3	$1,384.1
Additions	361.9	94.2
Accretion expense	108.5	90.8
Revisions in estimates (1)	(30.3)	8.3
Settlements	(8.4)	(6.1)
Balance as of December 31,	$2,003.0	$1,571.3
_______________
(1)Revisions in estimates include decreases to the liability of $62.0 million and $42.1 million related to foreign currency translation for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the estimated undiscounted future cash outlay for asset retirement obligations was $4.2 billion.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	December 31, 2021			December 31, 2020
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$11.0	—	—	$29.2	—
Investments in equity securities (1)	$37.1	—	—	—	$6.0	—
Liabilities:
Interest rate swap agreements	—	—	—	—	$0.1	—
Fair value of debt related to interest rate swap agreements (2)	$12.2	—	—	$31.4	—	—
_______________
(1)    Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the year ended December 31, 2021, the Company recognized unrealized gains of $6.1 million for equity securities held as of December 31, 2021.
(2)    Included in the carrying values of the corresponding debt obligations.
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
The Company entered into three interest rate swap agreements with an aggregate notional value of $600.0 million related to the 2.250% Notes. These interest rate swaps, which were designated as fair value hedges at inception, were entered into to hedge against changes in fair value of the 2.250% Notes resulting from changes in interest rates. The interest rate swap agreements required the Company to pay interest at a variable interest rate of one-month LIBOR plus applicable spreads and to receive fixed interest at a rate of 2.250% through January 15, 2022. The interest rate swap agreements expired upon repayment of the 2.250% Notes in full on January 14, 2022 upon maturity.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The fair value of the interest rate swap agreements in the United States at December 31, 2021 and 2020 was $11.0 million and $29.2 million, respectively, and was included in Other non-current assets on the consolidated balance sheets. During the year ended December 31, 2021, the Company recorded net fair value adjustments of $0.9 million related to interest rate swaps and the change in fair value of debt due to interest rate swaps in Other expense in the consolidated statements of operations.
One of the Company’s Colombian subsidiaries was party to an interest rate swap agreement with certain lenders under the Colombian Credit Facility (the “Colombia Interest Rate Swap”). The Colombia Interest Rate Swap, which was designated as a cash flow hedge at inception, was entered into to manage exposure to variability in interest rates on debt. The Colombia Interest Rate Swap required the payment of a fixed interest rate of 5.37% and paid variable interest at the three-month Inter-bank Rate through the earlier of termination of the underlying debt or April 24, 2021.
On April 24, 2021, the interest rate swap agreement with certain lenders under the Colombian Credit Facility expired upon maturity of the underlying debt. As of December 31, 2021, there were no amounts outstanding under the Colombia Interest Rate Swap. The fair value of the Colombia Interest Rate Swap as of December 31, 2020 was less than $0.1 million and was included in Other non-current liabilities on the consolidated balance sheets.
Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs.
During the year ended December 31, 2021, certain long-lived assets held and used with a carrying value of $49.0 billion were written down to their net realizable value as a result of an asset impairment charge of $173.7 million. During the year ended December 31, 2020, certain long-lived assets held and used with a carrying value of $24.1 billion were written down to their net realizable value as a result of an asset impairment charge of $222.8 million. The asset impairment charges are recorded in Other operating expenses in the accompanying consolidated statements of operations. These adjustments were determined by comparing the estimated fair value utilizing projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value.
There were no other items measured at fair value on a nonrecurring basis during the year ended December 31, 2021.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at December 31, 2021 and 2020 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of December 31, 2021, the carrying value and fair value of long-term obligations, including the current portion, were $43.3 billion and $44.1 billion, respectively, of which $28.5 billion was measured using Level 1 inputs and $15.6 billion was measured using Level 2 inputs. As of December 31, 2020, the carrying value and fair value of long-term obligations, including the current portion, were $29.3 billion and $31.4 billion, respectively, of which $24.0 billion was measured using Level 1 inputs and $7.4 billion was measured using Level 2 inputs.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The income tax provision from continuing operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(26.0)	$8.7	$(1.7)
State	(9.3)	(10.7)	(5.0)
Foreign	(267.7)	(150.1)	(48.2)
Deferred:
Federal	0.0	(1.0)	1.4
State	(2.5)	(1.0)	0.5
Foreign	43.7	24.5	53.2
Income tax (provision) benefit	$(261.8)	$(129.6)	$0.2
The effective tax rate (“ETR”) on income from continuing operations for the years ended December 31, 2021, 2020 and 2019 differs from the federal statutory rate primarily due to the Company’s qualification for taxation as a REIT, as well as adjustments for state and foreign items. As a REIT, the Company may deduct earnings distributed to stockholders against the income generated by its REIT operations. In addition, the Company is able to offset certain income by utilizing its remaining NOLs, subject to specified limitations.
For the year ended December 31, 2021, the change in the income tax provision was primarily attributable to increases in reserves for uncertain tax positions and tax audit settlements, primarily in the United States and Mexico, in the current year.
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
Reconciliation between the U.S. statutory rate and the effective rate from continuing operations is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	21%	21%	21%
Adjustment to reflect REIT status (1)	(21)	(21)	(21)
Foreign taxes	3	4	3
Foreign withholding taxes	2	3	3
Uncertain tax positions	4	1	1
Changes in tax laws	—	—	(6)
Impact from restructuring	—	—	(1)
Changes in valuation allowance	(0)	(1)	—
Effective tax rate	9%	7%	(0)%
_______________
(1)    As a result of the ability to utilize the dividends paid deduction to offset the Company’s REIT income and gains.
The domestic and foreign components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$2,517.4	$1,683.0	$1,527.0
Foreign	312.0	138.1	389.4
Total	$2,829.4	$1,821.1	$1,916.4

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The components of the net deferred tax asset and liability and related valuation allowance were as follows:

	December 31, 2021	December 31, 2020
Assets:
Operating lease liability	$1,171.8	$837.1
Net operating loss carryforwards	270.1	327.1
Accrued asset retirement obligations	228.0	187.8
Stock-based compensation	7.0	9.2
Unearned revenue	36.7	34.6
Unrealized loss on foreign currency	22.0	4.9
Other accruals and allowances	90.1	83.4
Nondeductible interest	76.2	60.9
Tax credits	82.4	49.3
Items not currently deductible and other	45.4	16.5
Liabilities:
Depreciation and amortization	(2,128.2)	(1,140.3)
Right-of-use asset	(1,160.7)	(824.0)
Deferred rent	(108.1)	(92.9)
Investment in affiliate (1)	(0.6)	(60.4)
Other	(2.1)	(1.1)
Subtotal	(1,370.0)	(507.9)
Valuation allowance	(329.3)	(228.5)
Net deferred tax liabilities	$(1,699.3)	$(736.4)
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
At December 31, 2021 and 2020, the Company has provided a valuation allowance of $329.3 million and $228.5 million, respectively, which primarily relates to foreign items. The increase in the valuation allowance for the year ending December 31, 2021 is due to uncertainty as to the timing of, and the Company’s ability to recover, net deferred tax assets in certain foreign operations in the foreseeable future, offset by reversals and fluctuations in foreign currency exchange rates. The amount of deferred tax assets considered realizable, however, could be adjusted if objective evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.
A summary of the activity in the valuation allowance is as follows:

	2021	2020	2019
Balance as of January 1,	$228.5	$194.2	$151.9
Additions (1)	146.3	64.7	42.5
Usage, expiration and reversals	(26.2)	(22.0)	—
Foreign currency translation	(19.3)	(8.4)	(0.2)
Balance as of December 31,	$329.3	$228.5	$194.2
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
At December 31, 2021, the Company had net federal, state and foreign operating loss carryforwards available to reduce future taxable income. If not utilized, the Company’s NOLs expire as follows:

Years ended December 31,	Federal	State	Foreign
2022 to 2026	$0.0	$260.5	$11.7
2027 to 2031	0.0	121.9	45.2
2032 to 2036	23.6	71.7	4.3
2037 to 2041	43.2	245.5	8.6
Indefinite carryforward	281.6	150.8	886.6
Total	$348.4	$850.4	$956.4
As of December 31, 2021 and 2020, the total amount of unrecognized tax benefits that would impact the ETR, if recognized, is $94.8 million and $105.9 million, respectively. The amount of unrecognized tax benefits for the year ended December 31, 2021 includes additions to the Company’s existing tax positions of $32.0 million.
The Company expects the unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this timeframe, or if the applicable statute of limitations lapses. The impact of the amount of such changes to previously recorded uncertain tax positions could range from zero to $35.1 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$136.2	$175.6	$107.7
Additions based on tax positions related to the current year	7.5	4.7	33.3
Additions and reductions for tax positions of prior years (1) (2)	(17.5)	(5.0)	37.5
Foreign currency	(3.7)	(9.6)	(1.6)
Reduction as a result of the lapse of statute of limitations	(4.9)	(26.0)	(1.3)
Reduction as a result of effective settlements	(8.8)	(3.5)	—
Balance at December 31	$108.8	$136.2	$175.6
_______________
(1)    Year ended December 31, 2021 includes adjustments of $(16.6) million due to a reclassification of unrecognized tax benefits to penalties and income tax-related interest expense.
(2)     Year ended December 31, 2020 includes adjustments of $(21.0) million for positions related to the Eaton Towers Acquisition that were revised in connection with settlements or effective settlements.
During the year ended December 31, 2021, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions, which resulted in a decrease of $54.2 million in the liability for unrecognized tax benefits. During the year ended December 31, 2020, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, including effective settlements and revisions of prior year positions related to the Eaton Towers Acquisition, which resulted in a decrease in the liability for unrecognized tax benefits of $50.5 million. During the year ended December 31, 2019, the statute of limitations on certain unrecognized tax benefits lapsed and certain positions were effectively settled, which resulted in a decrease of $2.5 million in the liability for unrecognized tax benefits.
The Company recorded penalties and tax-related interest expense to the tax provision of $69.5 million, $16.4 million and $10.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $14.6 million due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled. In addition, as a result of a settlement in the United States, $45.8 million has been reclassified to Accrued income tax payable as of December 31, 2021. During the years ended December 31, 2020 and 2019, the Company reduced its liability for penalties and income tax-related interest expense related to uncertain tax positions by $4.8 million and $2.7 million, respectively, due to the expiration of the statute of limitations in certain jurisdictions and certain positions that were effectively settled.
As of December 31, 2021 and 2020, the total amount of accrued income tax-related interest and penalties included in the consolidated balance sheets were $42.3 million and $34.4 million, respectively.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company has filed for prior taxable years, and for its taxable year ended December 31, 2021 will file, numerous consolidated and separate income tax returns, including U.S. federal and state tax returns and foreign tax returns. The Company is subject to examination in the United States and various state and foreign jurisdictions for certain tax years. As a result of the Company’s ability to carryforward federal, state and foreign NOLs, the applicable tax years generally remain open to examination several years after the applicable loss carryforwards have been used or have expired. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. The Company believes that adequate provisions have been made for income taxes for all periods through December 31, 2021.
13.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for RSUs and stock options and three years for PSUs. Stock options generally expire 10 years from the date of grant. As of December 31, 2021, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.9 million shares of common stock under the 2007 Plan. In connection with the CoreSite Acquisition, the Company assumed the remaining shares previously available for issuance under a plan approved by the CoreSite shareholders, which converted into 1.4 million shares of the Company’s common stock. These shares will be available for issuance under the 2007 Plan, however, will only be available for grants to certain employees and will not be available for issuance beyond the period when they would have been available under the CoreSite plan, or March 20, 2023, at which time they will no longer be available for grant. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded the following stock-based compensation expenses:

	2021 (1)	2020 (2)	2019 (2)
Stock-based compensation expense	$119.5	$120.8	$111.4
_______________
(1)For the year ended December 31, 2021, stock-based compensation expense consisted of $119.5 million, included in selling, general, administrative and development expense.
(2)For the years ended December 31, 2020 and 2019, stock-based compensation expense consisted of (i) $1.9 million and $1.8 million, respectively, included in Property costs of operations, (ii) $1.1 million and $1.0 million, respectively, included in Services costs of operations and (iii) $117.8 million and $108.6 million, respectively, included in selling, general, administrative and development expense. For the years ended December 31, 2020 and 2019, stock-based compensation expense capitalized as property and equipment was $1.7 million and $1.6 million, respectively.
Stock Options—There were no options granted during the years ended December 31, 2021, 2020 and 2019. The fair values of previously granted stock options were estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions at the date of grant.
The intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $176.7 million, $176.3 million and $145.5 million, respectively. As of December 31, 2021, there was no unrecognized compensation expense related to unvested stock options. The amount of cash received from the exercise of stock options was $82.5 million during the year ended December 31, 2021.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The Company’s option activity for the year ended December 31, 2021 was as follows (share and per share data disclosed in full amounts):

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	2,016,261	$88.36
Granted	—	—
Exercised	(948,262)	87.00
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2021	1,067,999	$89.57	3.05	$216.7
Exercisable as of December 31, 2021	1,067,999	$89.57	3.05	$216.7
Vested as of December 31, 2021	1,067,999	$89.57	3.05	$216.7
The following table sets forth information regarding options outstanding at December 31, 2021 (share and per share data disclosed in full amounts):

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Outstanding Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price Per Share
$62.00 - $77.75	93,992	$76.13	1.14	93,992	$76.13
$81.18 - $94.23	305,211	81.52	2.25	305,211	81.52
$94.57 - $94.71	649,820	94.64	3.66	649,820	94.64
$99.67 - $121.15	18,976	111.95	4.44	18,976	111.95
$62.00 - $121.15	1,067,999	$89.57	3.05	1,067,999	$89.57
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the year ended December 31, 2021 was as follows (share and per share data disclosed in full amounts):

	RSUs	Weighted Average Grant Date Fair Value	PSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2021 (1)	1,245,075	$188.23	320,510	$177.22
Granted (2)	555,498	206.34	109,993	205.58
CoreSite replacement awards (3)	134,469	288.49	—	—
Vested and Released (4)	(580,272)	170.90	(162,882)	145.08
Forfeited	(56,592)	205.80	—	—
Outstanding as of December 31, 2021	1,298,178	$213.35	267,621	$208.44
Expected to vest as of December 31, 2021	1,298,178	$213.35	267,621	$208.44
Vested and deferred as of December 31, 2021 (5)	17,121	$202.61	—	$—
_______________

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(1)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2020 PSUs and the 2019 PSUs (each as defined below), or 70,739 and 86,889 shares, respectively, and the shares issuable at the end of the three-year vesting period for the PSUs granted in 2018 (the “2018 PSUs”), based on achievement against the performance metrics for the three-year performance period, or 162,882 shares.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2021 PSUs (as defined below), or 98,694 shares. PSUs also includes the shares above target that are issuable for the 2019 PSUs at the end of the three-year performance cycle based on exceeding the performance metric for the three-year performance period, or 11,299 shares.
(3)As discussed in note 6, pursuant to the terms of the CoreSite Acquisition, the Company issued the CoreSite Replacement Awards. The CoreSite Replacement Awards will continue to vest in accordance with the terms of CoreSite’s equity plan. The fair value of the CoreSite Replacement Awards for services rendered through December 28, 2021, the CoreSite Acquisition date, was recognized as a component of the purchase price, with the remaining fair value of the CoreSite Replacement Awards related to the post-combination services to be recorded as stock-based compensation over the remaining vesting period. As of December 31, 2021, total unrecognized compensation expense related to the CoreSite Replacement Awards was $21.7 million and is expected to be recognized over a weighted average period of approximately two years.
(4)Includes 58,204 of previously vested and deferred RSUs. PSUs consist of shares vested pursuant to the 2018 PSUs. There are no additional shares to be earned related to the 2018 PSUs.
(5)Vested and deferred RSUs are related to deferred compensation for certain former employees.

The total fair value of RSUs and PSUs that vested during the year ended December 31, 2021 was $159.5 million.
Restricted Stock Units—As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan was $152.1 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement).
Performance-Based Restricted Stock Units—During the years ended December 31, 2021, 2020 and 2019, the Company’s Compensation Committee granted an aggregate of 98,694 PSUs (the “2021 PSUs”), 110,925 PSUs (the “2020 PSUs”) and 114,823 PSUs (the “2019 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. During the year ended December 31, 2020, in connection with the retirement of the Company’s former Chief Executive Officer, an aggregate of 68,120 shares underlying the 2020 PSUs and the 2019 PSUs were forfeited, which included the target number of shares issuable at the end of the three-year performance period for such executive’s 2020 PSUs and the pro-rated target number of shares issuable at the end of the three-year performance period for such executive’s 2019 PSUs as calculated pursuant to the award agreement related to the 2019 PSUs.
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
During the year ended December 31, 2021, the Company recorded $18.0 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at December 31, 2021 was $6.1 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted-average period over which the cost will be recognized is approximately two years.
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
The Shareholders Agreement provided the Remaining Shareholders with put options, which allowed them to sell outstanding shares of ATC TIPL to the Company, and the Company with call options, which allowed it to buy the noncontrolling shares of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
ATC TIPL. The put options, which were not under the Company’s control, could not be separated from the noncontrolling interests. As a result, the combination of the noncontrolling interests and the redemption feature required classification as redeemable noncontrolling interests in the consolidated balance sheet, separate from equity.
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
During the year ended December 31, 2021, the Company redeemed 100% of Macquarie’s combined holdings in ATC TIPL, for total consideration of INR 12.9 billion (approximately $173.2 million at the date of redemption). The redemption is reflected in the consolidated statements of equity as (i) an increase in Additional Paid-in Capital of $84.2 million and (ii) an increase in Accumulated other comprehensive loss of $46.3 million. As a result of the redemption, the Company now holds a 100% ownership interest in ATC TIPL.
Other Redeemable Noncontrolling Interests—During the year ended December 31, 2020, the Company completed the acquisition of MTN Group Limited’s noncontrolling interests in each of the Company’s joint ventures in Ghana and Uganda for total consideration of approximately $524.4 million, including a net adjustment of $1.4 million made during the three months ended March 31, 2020, which resulted in an increase in the Company’s controlling interests in such joint ventures from 51% to 100%. During the year ended December 31, 2019, the Company, through a subsidiary of ATC Europe, entered into an agreement with its local partners in France to form Eure-et-Loir Réseaux Mobiles SAS (“Eure-et-Loir”), a telecommunications infrastructure company that owned and operated wireless communications towers in France. During the year ended December 31, 2021, the Company liquidated its interests in Eure-et-Loir for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).
The changes in Redeemable noncontrolling interests for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Balance as of January 1,	$212.1	$1,096.5	$1,004.8
Additions to redeemable noncontrolling interests	—	—	525.7
Net income attributable to noncontrolling interests	6.4	6.6	35.8
Adjustment to noncontrolling interest redemption value	1.2	(14.0)	(35.8)
Adjustment to noncontrolling interest due to purchase	(37.9)	—	—
Purchase of redeemable noncontrolling interest	(175.7)	(861.7)	(425.7)
Foreign currency translation adjustment attributable to noncontrolling interests	(6.1)	(15.3)	(8.3)
Balance as of December 31,	$—	$212.1	$1,096.5
15.    EQUITY
Dividends—The Company may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock.
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the year ended December 31, 2021, the Company received an aggregate of $96.8 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of December 31, 2021, the Company has not sold any shares of common stock under the 2020 ATM Program.
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
During the year ended December 31, 2021, there were no repurchases under either of the Buyback Programs. As of December 31, 2021, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. There were no repurchases under the 2017 Buyback.
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
Distributions—During the years ended December 31, 2021, 2020 and 2019, the Company declared the following cash distributions (per share data reflects actual amounts):

	For the year ended December 31,
	2021		2020		2019
	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount	Distribution per share	Aggregate Payment Amount
Common Stock	$5.21	$2,359.4	$4.53	$2,010.7	$3.78	$1,672.8
The following table characterizes the tax treatment of distributions declared per share of common stock.

	For the year ended December 31,
	2021			2020			2019
	Per Share		%	Per Share		%	Per Share	%
Common Stock
Ordinary dividend	$6.1980		96.54%	$3.3200		100.00%	$3.7800	100.00%
Capital gains distribution	0.2220		3.46	—		—	—	—
Total	$6.4200	(1)	100.00%	$3.3200	(2)	100.00%	$3.7800	100.00%
_______________
(1)    Includes dividend declared on December 15, 2021 of $1.39 per share, which was paid on January 14, 2022 to common stockholders of record at the close of business on December 27, 2021. Also includes dividend declared on December 3, 2020 of $1.21 per share, which was paid on February 2, 2021 to common stockholders of record at the close of business on December 28, 2020 and which applied to the 2021 tax year.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(2)    Excludes dividend declared on December 3, 2020 of $1.21 per share, which was paid on February 2, 2021 to common stockholders of record at the close of business on December 28, 2020 and which applied to the 2021 tax year.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. The amount accrued for distributions payable related to unvested restricted stock units was $12.8 million and $12.6 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company paid $7.5 million of distributions upon the vesting of restricted stock units. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
16.    NONCONTROLLING INTERESTS
Dividend to noncontrolling interest—Certain of the Company’s subsidiaries may, from time to time, declare dividends. During the year ended December 31, 2021, AT Iberia C.V. declared a dividend of 14.0 million EUR (approximately $15.9 million) payable pursuant to the terms of the ownership agreements to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V. During the year ended December 31, 2020, the subsidiary that primarily consisted of the Company’s operations in France, Germany and Poland (“Former ATC Europe”) declared a dividend of 13.2 million EUR (approximately $16.2 million as of December 31, 2020) payable in cash to the Company and PGGM in proportion to their respective equity interests in Former ATC Europe. The dividend was paid on January 6, 2021.
Purchase of Interests—During the year ended December 31, 2021, the Company purchased the remaining minority interests held in a subsidiary in the United States for total consideration of $6.0 million. The purchase price was settled with unregistered shares of the Company’s common stock, in lieu of cash. The Company now owns 100% of the subsidiary as a result of the purchase.
Reorganization of European Interests—During the year ended December 31, 2021, in connection with the funding of the Telxius Acquisition, the Company completed a reorganization of its subsidiaries in Europe. As part of the reorganization, PGGM converted its previously held 49% noncontrolling interest in Former ATC Europe into noncontrolling interests in new subsidiaries, consisting of the Company's operations in Germany and Spain, inclusive of the assets acquired pursuant to the Telxius Acquisition. The reorganization included cash consideration paid to PGGM of 178.0 million EUR (approximately $214.9 million). The reorganization is reflected in the consolidated statements of equity as (i) a reduction in Additional Paid-in Capital of $648.4 million and (ii) an increase in Noncontrolling Interests of $601.0 million, and in the consolidated statements of comprehensive income (loss) as an increase in Comprehensive income attributable to American Tower Corporation stockholders of $47.4 million.
CDPQ and Allianz Partnerships—During the year ended December 31, 2021, the Company entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire 30% and 18% noncontrolling interests, respectively, in ATC Europe (the “ATC Europe Transactions”). The Company completed the ATC Europe Transactions during the year ended December 31, 2021 for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing). After the completion of the ATC Europe Transactions, the Company holds a 52% controlling ownership interest in ATC Europe.
As of December 31, 2021, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—During the year ended December 31, 2021, the Company acquired a 51% controlling interest in KTBL for 900 million BDT (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
The changes in noncontrolling interests were as follows:

Year Ended December 31,
2021
Balance as of January 1,	$474.9
ATC Europe Transactions (1)	3,078.2
Bangladesh partnership (2)	10.2
Adjustment to noncontrolling interest due to reorganization (3)	601.0
Redemption of noncontrolling interest (4)	(1.7)
Net loss attributable to noncontrolling interests	(7.7)
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(163.4)
Distributions to noncontrolling interest holders	(3.1)
Balance as of December 31,	$3,988.4
_______________
(1)    Represents the impact of contributions received from CDPQ and Allianz described above on Noncontrolling interests as of December 31, 2021. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(2)    Represents the impact of contributions made by the Company to establish the joint venture in Bangladesh described above on Noncontrolling interests as of December 31, 2021. Reflected within Purchase of noncontrolling interest in the consolidated statements of equity.
(3)    Represents the impact of the reorganization of European interests described above on Noncontrolling interests as of December 31, 2021.
(4)    Represents the impact of the purchase of interests described above on Noncontrolling interests as of December 31, 2021.
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
Other operating expenses included the following for the years ended December 31,:

	2021	2020 (2)	2019 (3)
Impairment charges	$173.7	$222.8	$94.2
Net losses on sales or disposals of assets	22.7	17.3	45.1
Other operating expenses (1)	202.3	25.7	27.0
Total Other operating expenses	$398.7	$265.8	$166.3
_______________
(1)    The increase in Other operating expenses during the year ended December 31, 2021 was primarily due to acquisition and merger related expenses associated with the Telxius Acquisition and the CoreSite Acquisition.
(2)    For the year ended December 31, 2020, Other operating expenses includes an $11.9 million benefit in Brazil.
(3)    For the year ended December 31, 2019, Other operating expenses includes $13.1 million of refunds related to pre-acquisition contingencies and settlements.

Impairment charges included the following for the years ended December 31,:

	2021	2020	2019
Tower and network location intangible assets	$121.0	$142.4	$77.4
Tenant relationships (1)	42.2	—	—
Right-of-use assets	3.3	76.1	9.9
Other	7.2	4.3	6.9
Total impairment charges	$173.7	$222.8	$94.2
_______________
(1)    During the year ended December 31, 2021, impairment charges relate to a fully impaired tenant relationship in Africa.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
18.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data for the years ended December 31, (shares in thousands, except per share data):

	2021	2020	2019
Net income attributable to American Tower Corporation common stockholders	$2,567.7	$1,690.6	$1,887.8
Basic weighted average common shares outstanding	451,498	443,640	442,319
Dilutive securities	1,796	2,464	3,201
Diluted weighted average common shares outstanding	453,294	446,104	445,520
Basic net income attributable to American Tower Corporation common stockholders per common share	$5.69	$3.81	$4.27
Diluted net income attributable to American Tower Corporation common stockholders per common share	$5.66	$3.79	$4.24
Shares Excluded From Dilutive Effect
The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive for the years ended December 31, (in thousands, on a weighted average basis):

	2021	2020	2019
Restricted stock awards	—	1	2

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,000 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the Trust Securitizations. The average term of the lease or sublease for all sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of December 31, 2021, the Company has purchased an aggregate of approximately 400 of the subleased towers which are subject to the applicable agreement, including 58 towers purchased during the year ended December 31, 2021 for an aggregate purchase price of $35.3 million. The aggregate purchase option price for the remaining towers leased and subleased is $1.0 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.

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
Guaranties and Indemnifications—The Company enters into agreements from time to time in the ordinary course of business pursuant to which it agrees to guarantee or indemnify third parties for certain claims. The Company has also entered into purchase and sale agreements relating to the sale or acquisition of assets containing customary indemnification provisions. The Company’s indemnification obligations under these agreements generally are limited solely to damages resulting from breaches of representations and warranties or covenants under the applicable agreements. In addition, payments under such indemnification clauses are generally conditioned on the other party making a claim that is subject to whatever defenses the Company may have and are governed by dispute resolution procedures specified in the particular agreement. Further, the Company’s obligations under these agreements may be limited in duration and amount, and in some instances, the Company may have recourse against third parties for payments made by the Company. The Company has not historically made any material payments under these agreements and, as of December 31, 2021, is not aware of any agreements that could result in a material payment.
20.    SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and non-cash investing and financing activities are as follows for the years ended December 31,:

	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$791.2	$762.3	$750.2
Cash paid for income taxes (net of refunds of $46.7, $27.0 and $11.2, respectively)	225.2	146.3	147.5
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued expenses for purchases of property and equipment and construction activities	57.9	45.8	(21.0)
Purchases of property and equipment under finance leases, perpetual easements and capital leases	58.8	75.0	81.3
Fair value of debt assumed through acquisitions (1)	955.1	800.0	329.8
Settlement of third-party debt	(12.7)	(5.0)	—
Replacement awards (2)	17.1	—	—
_______________
(1)    For the year ended December 31, 2021, consists of the CoreSite Debt. For the year ended December 31, 2020, consists of the InSite Debt.
(2)    For the year ended December 31, 2021, consists of CoreSite Acquisition purchase consideration related to the CoreSite Replacement Awards (as described in note 6).
21.    BUSINESS SEGMENTS
Property

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Communications Sites and Related Communications Infrastructure—The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries.
Data Centers—During the fourth quarter of 2021, as a result of the CoreSite Acquisition, the Company established the Data Centers segment as a reportable segment. The Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different services from, and requires different resources, skill sets and marketing strategies than, the existing property operating segment in the U.S. & Canada. Prior to this revision, the Company operated in five property business segments: (i) U.S. & Canada property, (ii) Asia-Pacific property (iii) Africa property, (iii) Europe property and (iv) Latin America property.
As of December 31, 2021, the Company’s property operations consisted of the following:
•U.S. & Canada: property operations in Canada and the United States;
•Asia-Pacific: property operations in Australia, Bangladesh, India and the Philippines;
•Africa: property operations in Burkina Faso, Ghana, Kenya, Niger, Nigeria, South Africa and Uganda;
•Europe: property operations in France, Germany, Poland and Spain;
•Latin America: property operations in Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Paraguay and Peru; and
•Data Centers: data center property operations in the United States.
Services—The Company’s Services segment offers tower-related services in the United States, including AZP and structural analysis, which primarily support its site leasing business, including the addition of new tenants and equipment on its sites. The services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
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
Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	Property						Total Property	Services	Other	Total
Year ended December 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$4,920.2	$1,199.1	$1,005.5	$496.2	$1,465.4	$23.2	$9,109.6	$247.3		$9,356.9
Segment operating expenses	853.5	724.3	346.1	194.0	458.3	9.1	2,585.3	96.7		2,682.0
Segment gross margin	4,066.7	474.8	659.4	302.2	1,007.1	14.1	6,524.3	150.6		6,674.9
Segment selling, general, administrative and development expense (1)	176.9	73.1	72.3	42.1	104.1	5.9	474.4	16.2		490.6
Segment operating profit	$3,889.8	$401.7	$587.1	$260.1	$903.0	$8.2	$6,049.9	$134.4		$6,184.3
Stock-based compensation expense									$119.5	119.5
Other selling, general, administrative and development expense									201.5	201.5
Depreciation, amortization and accretion									2,332.6	2,332.6
Other expense (2)									701.3	701.3
Income from continuing operations before income taxes										$2,829.4
Capital expenditures (3) (4)	$440.1	$175.1	$460.7	$58.9	$260.9	$2.5	$1,398.2	$—	$9.6	$1,407.8
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $119.5 million.
(2)Primarily includes interest expense and $173.7 million in impairment charges, partially offset by gains from foreign currency exchange rate fluctuations.
(3)Includes $5.4 million of finance lease payments included in Repayments of notes payable, credit facilities, term loans, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(4)Includes $35.2 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2020	U.S. & Canada (1)	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$4,517.0	$1,139.4	$890.2	$149.6	$1,257.4	$7,953.6	$87.9		$8,041.5
Segment operating expenses (2)	808.0	661.4	297.7	28.1	392.5	2,187.7	36.5		2,224.2
Segment gross margin	3,709.0	478.0	592.5	121.5	864.9	5,765.9	51.4		5,817.3
Segment selling, general, administrative and development expense (2)	162.2	97.4	94.4	23.0	93.1	470.1	14.8		484.9
Segment operating profit	$3,546.8	$380.6	$498.1	$98.5	$771.8	$5,295.8	$36.6		$5,332.4
Stock-based compensation expense								$120.8	120.8
Other selling, general, administrative and development expense								176.0	176.0
Depreciation, amortization and accretion								1,882.3	1,882.3
Other expense (3)								1,332.2	1,332.2
Income from continuing operations before income taxes									$1,821.1
Capital expenditures (4) (5)	$360.6	$112.9	$334.9	$31.6	$221.1	$1,061.1	$—	$10.1	$1,071.2
_______________
(1)    For the year ended December 31, 2020, U.S. & Canada includes the following related to the Company’s data center assets (i) $8.5 million of property revenue, (ii) $2.5 million of segment operating expenses, (iii) $3.2 million of segment selling, general, administrative and development expenses and (iv) $0.5 million of capital expenditures.
(2)    Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $3.0 million and $117.8 million, respectively.
(3)    Primarily includes interest expense, losses from foreign currency exchange rate fluctuations and $222.8 million in impairment charges.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
(4)    Includes $9.2 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)    Includes $36.9 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.

	Property					Total Property	Services	Other	Total
Year ended December 31, 2019	U.S. & Canada (1)	Asia-Pacific	Africa	Europe	Latin America
Segment revenues	$4,188.7	$1,217.0	$583.9	$134.6	$1,340.7	$7,464.9	$115.4		$7,580.3
Segment operating expenses (2)	807.9	715.9	209.0	27.8	411.3	2,171.9	42.1		2,214.0
Segment gross margin	3,380.8	501.1	374.9	106.8	929.4	5,293.0	73.3		5,366.3
Segment selling, general, administrative and development expense (2)	175.5	99.9	53.7	23.2	101.0	453.3	12.0		465.3
Segment operating profit	$3,205.3	$401.2	$321.2	$83.6	$828.4	$4,839.7	$61.3		$4,901.0
Stock-based compensation expense								$111.4	111.4
Other selling, general, administrative and development expense								156.5	156.5
Depreciation, amortization and accretion								1,778.4	1,778.4
Other expense (3)								938.3	938.3
Income from continuing operations before income taxes									$1,916.4
Capital expenditures (4) (5)	$359.5	$134.5	$258.5	$13.2	$260.4	$1,026.1	$—	$12.8	$1,038.9
_______________
(1)For the year ended December 31, 2019, U.S. & Canada includes the following related to the Company’s data center assets (i) $6.1 million of property revenue, (ii) $1.7 million of segment operating expenses, and (iii) $2.0 million of segment selling, general, administrative and development expenses.
(2)Segment operating expenses and segment selling, general, administrative and development expenses exclude stock-based compensation expense of $2.8 million and $108.6 million, respectively.
(3)Primarily includes interest expense.
(4)Includes $18.0 million of finance lease payments included in Repayments of notes payable, credit facilities, term loan, senior notes, secured debt and finance leases in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
(5)Includes $29.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in the Company’s consolidated statements of cash flows.
Additional information relating to the total assets of the Company’s operating segments is as follows for the years ended December 31,:

	2021	2020
Total Assets (1):
U.S. & Canada property (2)	$27,416.3	$27,352.9
Asia-Pacific property	5,203.6	5,191.8
Africa property	4,927.7	4,894.8
Europe property	12,068.5	1,868.6
Latin America property	8,433.5	7,434.2
Data Centers	11,136.3	—
Services	87.2	38.7
Other (3)	614.8	452.5
Total assets	$69,887.9	$47,233.5
_______________
(1)Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
(2)Balance as of December 31, 2020 included $92.2 million of data center assets.
(3)Balances include corporate assets such as cash and cash equivalents, certain tangible and intangible assets and income tax accounts that have not been allocated to specific segments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
Summarized geographic information related to the Company’s operating revenues for the years ended December 31, 2021, 2020 and 2019 and long-lived assets as of December 31, 2021 and 2020 is as follows:

	2021	2020	2019
Operating Revenues:
U.S. & Canada:
Canada (1)	$11.4	$0.3	$—
United States (2)	5,179.3	4,604.6	4,304.1
Asia-Pacific (1):
Australia	1.8	0.0	—
Bangladesh (3)	0.4	—	—
India	1,196.6	1,139.4	1,217.0
Philippines (4)	0.3	—	—
Africa (1):
Burkina Faso	44.7	43.9	—
Ghana	170.5	174.3	124.3
Kenya	107.4	97.7	27.3
Niger	41.6	40.0	—
Nigeria	296.5	249.5	229.9
South Africa	164.0	128.7	129.1
Uganda	180.8	156.1	73.3
Europe (1):
France	98.9	79.4	68.0
Germany	213.5	70.0	66.6
Poland	0.5	0.2	—
Spain (3)	183.3	—	—
Latin America (1):
Argentina	31.6	22.1	17.3
Brazil	614.6	506.4	605.5
Chile	88.0	67.3	43.3
Colombia	107.7	96.1	102.1
Costa Rica	22.8	23.4	21.1
Mexico	524.6	483.0	515.3
Paraguay	13.5	12.5	12.6
Peru	62.6	46.6	23.5
Total operating revenues	$9,356.9	$8,041.5	$7,580.3
_______________
(1)    Balances are translated at the applicable exchange rate, which may impact comparability between periods.
(2)    Balances include revenue from the Company’s Services and Data Centers segments.
(3)    The Company began operations in Bangladesh through the Bangladesh Acquisition, which closed in August 2021. The Company began operations in Spain through the the Telxius Acquisition, which closed in June 2021.
(4)    During the year ended December 31, 2021, the Company began operations in the Philippines through the construction of sites therein.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)

	2021	2020
Long-Lived Assets (1):
U.S. & Canada:
Canada (2)	$227.3	$373.7
United States (3)	30,306.0	19,977.8
Asia-Pacific (2):
Australia	6.7	20.0
Bangladesh	16.6	—
India	3,349.0	3,482.3
Philippines	21.6	—
Africa (2):
Burkina Faso	296.5	315.7
Ghana	633.0	676.8
Kenya	789.8	730.0
Niger	215.9	215.7
Nigeria	722.1	663.7
South Africa	365.9	424.4
Uganda	926.6	867.3
Europe (2):
France	1,288.0	1,176.5
Germany	6,119.6	370.9
Poland	4.7	2.9
Spain	3,204.2	—
Latin America (2):
Argentina	188.7	111.9
Brazil	1,864.7	1,629.9
Chile	634.3	538.7
Colombia	301.1	350.7
Costa Rica	117.9	123.1
Mexico	1,331.1	1,395.2
Paraguay	100.3	103.6
Peru	829.7	380.4
Total long-lived assets	$53,861.3	$33,931.2
_______________
(1)    Includes Property and equipment, net, Goodwill and Other intangible assets, net.
(2)    Balances are translated at the applicable period end exchange rate, which may impact comparability between periods.
(3)    Balances include the Company’s data centers assets located in the United States.
The following customers within the property and services segments individually accounted for 10% or more of the Company’s consolidated operating revenues for the years ended December 31,:

	2021	2020	2019
T-Mobile	20%	19%	10%
AT&T	19%	22%	22%
Verizon Wireless	13%	14%	15%
22.    RELATED PARTY TRANSACTIONS
During the years ended December 31, 2021, 2020 and 2019, the Company had no significant related party transactions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
23.   SUBSEQUENT EVENTS
Repayment of CoreSite Debt—On January 7, 2022, the Company repaid the entire amount outstanding under the CoreSite Debt, plus accrued and unpaid interest up to, but excluding, January 7, 2022, for an aggregate redemption price of $962.9 million, including $80.1 million of prepayment consideration and $7.8 million in accrued and unpaid interest. The repayment of the CoreSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
Repayment of 2.250% Senior Notes—On January 14, 2022, the Company repaid $600.0 million aggregate principal amount of the 2.250% Notes upon their maturity. The 2.250% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 2.250% Notes remained outstanding.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, unless otherwise disclosed)
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
SCHEDULE III—SCHEDULE OF REAL ESTATE
AND ACCUMULATED DEPRECIATION
(dollars in millions)

Description		Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statements is computed
218,353	Sites (1)	$2,325.0	(2)	(3)	(3)	$20,394.7	(5)	$(7,541.7)	Various	Various	Up to 20 years
27	Data Centers	—		(4)	(4)	3,554.2	(5)	(6.4)	Various	Various	Up to 40 years
_______________
(1)    No single site exceeds 5% of the total amounts indicated in the table above.
(2)    Certain assets secure debt of $2.3 billion.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.
(4)    The Company has aggregated data center information on a basis consistent with its tower portfolio.
(5)    Does not include those sites under construction.

	2021	2020	2019
Gross amount at beginning	$18,492.9	$17,429.3	$15,960.1
Additions during period:
Acquisitions (1)	5,017.6	722.4	887.0
Discretionary capital projects (2)	391.2	308.0	258.1
Discretionary ground lease purchases (3)	242.7	214.3	189.8
Redevelopment capital expenditures (4)	203.6	176.7	213.6
Capital improvements (5)	92.5	91.4	161.2
Start-up capital expenditures (6)	184.6	119.4	71.3
Other (7)	51.2	72.8	45.2
Total additions	6,183.4	1,705.0	1,826.2
Deductions during period:
Cost of real estate sold or disposed	(263.7)	(259.7)	(304.6)
Other (8)	(463.7)	(381.7)	(52.4)
Total deductions:	(727.4)	(641.4)	(357.0)
Balance at end	$23,948.9	$18,492.9	$17,429.3

	2021	2020	2019
Gross amount of accumulated depreciation at beginning	$(6,921.0)	$(6,382.2)	$(5,724.7)
Additions during period:
Depreciation	(863.8)	(771.5)	(768.4)
Other	—	—	—
Total additions	(863.8)	(771.5)	(768.4)
Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	142.4	132.3	121.4
Other (8)	94.3	100.4	(10.5)
Total deductions	236.7	232.7	110.9
Balance at end	$(7,548.1)	$(6,921.0)	$(6,382.2)
_______________
(1)Includes amounts related to the acquisition of data centers.
(2)Includes amounts incurred primarily for the construction of new sites.
(3)Includes amounts incurred to purchase or otherwise secure the land under communications sites.
(4)Includes amounts incurred to increase the capacity of existing sites, which results in new incremental tenant revenue.
(5)Includes amounts incurred to enhance existing sites by adding additional functionality, capacity or general asset improvements.
(6)Includes amounts incurred in connection with acquisitions or new market launches. Start-up capital expenditures includes non-recurring expenditures contemplated in acquisitions, new market launch business cases or initial deployment of new technologies or platform expansion initiatives that lead to an increase in site-level cash flow generation.
(7)Primarily includes regional improvements and other additions.
(8)Primarily includes foreign currency exchange rate fluctuations and other deductions.