Form 10-Q
period 2022-03-31
AMERICAN TOWER CORP /MA/
filed 2022-04-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of April 20, 2022, there were 456,282,598 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,941.5	$1,949.9
Restricted cash	329.9	393.4
Accounts receivable, net	820.4	728.9
Prepaid and other current assets	700.1	657.2
Total current assets	3,791.9	3,729.4
PROPERTY AND EQUIPMENT, net	19,916.4	19,784.0
GOODWILL	13,306.6	13,350.1
OTHER INTANGIBLE ASSETS, net	20,224.8	20,727.2
DEFERRED TAX ASSET	179.2	131.6
DEFERRED RENT ASSET	2,653.7	2,539.6
RIGHT-OF-USE ASSET	9,267.1	9,225.1
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	423.8	400.9
TOTAL	$69,763.5	$69,887.9
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$215.4	$272.4
Accrued expenses	1,187.5	1,412.8
Distributions payable	644.5	642.1
Accrued interest	195.6	254.7
Current portion of operating lease liability	731.4	712.6
Current portion of long-term obligations	5,309.9	4,568.7
Unearned revenue	1,015.7	1,204.0
Total current liabilities	9,300.0	9,067.3
LONG-TERM OBLIGATIONS	38,154.5	38,685.5
OPERATING LEASE LIABILITY	8,027.1	8,041.8
ASSET RETIREMENT OBLIGATIONS	2,062.5	2,003.0
DEFERRED TAX LIABILITY	1,785.4	1,830.9
OTHER NON-CURRENT LIABILITIES	1,183.3	1,189.8
Total liabilities	60,512.8	60,818.3
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 467,192 and 466,687 shares issued; and 456,277 and 455,772 shares outstanding, respectively	4.7	4.7
Additional paid-in capital	12,266.1	12,240.2
Distributions in excess of earnings	(1,072.4)	(1,142.4)
Accumulated other comprehensive loss	(4,553.0)	(4,738.9)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	5,363.0	5,081.2
Noncontrolling interests	3,887.7	3,988.4
Total equity	9,250.7	9,069.6
TOTAL	$69,763.5	$69,887.9
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
REVENUES:
Property	$2,600.8	$2,129.7
Services	59.5	28.8
Total operating revenues	2,660.3	2,158.5
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	771.5	563.3
Services	27.9	11.0
Depreciation, amortization and accretion	815.8	522.5
Selling, general, administrative and development expense	293.9	182.6
Other operating expenses	26.1	50.4
Total operating expenses	1,935.2	1,329.8
OPERATING INCOME	725.1	828.7
OTHER INCOME (EXPENSE):
Interest income	9.9	11.4
Interest expense	(262.4)	(207.0)
Loss on retirement of long-term obligations	—	(25.7)
Other income (including foreign currency gains of $242.1 and $94.7, respectively)	252.6	95.2
Total other income (expense)	0.1	(126.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	725.2	702.6
Income tax provision	(22.5)	(50.3)
NET INCOME	702.7	652.3
Net loss (income) attributable to noncontrolling interests	9.0	(7.3)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$711.7	$645.0
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.56	$1.45
Diluted net income attributable to American Tower Corporation common stockholders	$1.56	$1.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	455,946	444,486
DILUTED	457,211	446,294
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$702.7	$652.3
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	—	0.0
Foreign currency translation adjustments, net of tax expense (benefit) of $0.0 and $(0.0), respectively.	94.4	(323.7)
Other comprehensive income (loss)	94.4	(323.7)
Comprehensive income	797.1	328.6
Comprehensive loss attributable to noncontrolling interests	100.5	14.1
Allocation of accumulated other comprehensive income resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	—	0.1
Comprehensive income attributable to American Tower Corporation stockholders	$897.6	$342.8
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$702.7	$652.3
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	815.8	522.5
Stock-based compensation expense	56.7	38.0
Loss on early retirement of long-term obligations	—	25.7
Other non-cash items reflected in statements of operations	(232.8)	(87.5)
Increase in net deferred rent balances	(109.3)	(119.9)
Right-of-use asset and Operating lease liability, net	(26.6)	4.1
Changes in unearned revenue	(201.4)	111.8
(Increase) decrease in assets	(171.5)	18.1
Decrease in liabilities	(170.0)	(72.4)
Cash provided by operating activities	663.6	1,092.7
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(386.1)	(324.8)
Payments for acquisitions, net of cash acquired	(128.6)	(114.8)
Proceeds from sale of short-term investments and other non-current assets	3.2	4.4
Deposits and other	(1.6)	(3.5)
Cash used for investing activities	(513.1)	(438.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	2,250.0	1,870.0
Proceeds from issuance of senior notes, net	—	1,398.1
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(1,817.1)	(3,071.3)
Distributions to noncontrolling interest holders	(0.1)	(8.1)
Proceeds from stock options	8.0	1.9
Distributions paid on common stock	(641.2)	(544.9)
Payment for early retirement of long-term obligations	—	(61.9)
Deferred financing costs and other financing activities	(50.5)	(61.3)
Purchase of redeemable noncontrolling interest	—	(2.5)
Cash used for financing activities	(250.9)	(480.0)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	28.5	(42.1)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(71.9)	131.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,343.3	1,861.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,271.4	$1,993.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $0.3 AND $24.8, RESPECTIVELY)	$99.8	$5.8
CASH PAID FOR INTEREST	$304.0	$239.1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$1.8	$10.5
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(46.9)	$(34.4)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended March 31, 2021 and 2022	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity	437	0.0	—	—	(0.7)	—	—	—	(0.7)
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.0	—	—	0.0
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(302.3)	—	(21.2)	(323.5)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.3)	(0.3)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	(0.1)	0.1	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(553.8)	—	(553.8)
Net income	—	—	—	—	—	—	645.0	3.8	648.8
BALANCE, MARCH 31, 2021	455,708	$4.6	(10,915)	$(1,282.4)	$10,474.6	$(4,061.6)	$(1,251.8)	$455.5	$4,338.9

BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	505	0.0	—	—	25.9	—	—	—	25.9
Foreign currency translation adjustment, net of tax	—	—	—	—	—	185.9	—	(91.5)	94.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.2)	(0.2)
Common stock distributions declared	—	—	—	—	—	—	(641.7)	—	(641.7)
Net income (loss)	—	—	—	—	—	—	711.7	(9.0)	702.7
BALANCE, MARCH 31, 2022	467,192	$4.7	(10,915)	$(1,282.4)	$12,266.1	$(4,553.0)	$(1,072.4)	$3,887.7	$9,250.7

See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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
As of March 31, 2022, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests) and (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest). As of March 31, 2022, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three months ended March 31, 2022 and 2021.
Change in Reportable Segments—During the fourth quarter of 2021, as a result of the Company’s acquisition of CoreSite Realty Corporation (“CoreSite,” and the acquisition, the “CoreSite Acquisition”), the Company updated its reportable segments to add a Data Centers segment. The Data Centers segment is within the Company’s property operations. The Company now reports its results in seven segments – U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services, which are discussed further in note 15. The change in reportable segments had no impact on the Company’s consolidated financial statements for any prior periods. Historical financial information included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) has been adjusted to reflect the change in reportable segments.
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$1,941.5	$1,913.6
Restricted cash	329.9	79.7
Total cash, cash equivalents and restricted cash	$2,271.4	$1,993.3
The increase in restricted cash during the three months ended March 31, 2022 was due to advance payments from a customer received during the year ended December 31, 2021.
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located and its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with customers are generally not accounted for as leases.
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection services in the Company’s data center facilities. Interconnection services are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three months ended March 31, 2022.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended March 31, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$74.2	$3.0	$7.1	$2.4	$37.3	$25.8	$149.8
Services revenue	59.5	—	—		—	—	59.5
Total non-lease revenue	$133.7	$3.0	$7.1	$2.4	$37.3	$25.8	$209.3
Property lease revenue	1,158.2	295.5	260.7	196.1	382.0	158.5	2,451.0
Total revenue	$1,291.9	$298.5	$267.8	$198.5	$419.3	$184.3	$2,660.3
_______________
(1)Data Centers consists of the Company’s data center facilities located in the United States.

Three Months Ended March 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$71.6	$2.5	$4.9	$2.2	$31.9	$—	$113.1
Services revenue	28.8	—	—	—	—	—	28.8
Total non-lease revenue	$100.4	$2.5	$4.9	$2.2	$31.9	$—	$141.9
Property lease revenue	1,157.2	278.9	230.8	42.4	304.8	2.5	2,016.6
Total revenue	$1,257.6	$281.4	$235.7	$44.6	$336.7	$2.5	$2,158.5
_______________
(1)Data Centers consists of the Company’s data center facilities located in the United States. For the three months ended March 31, 2021, revenue attributable to the Company’s data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Property revenue for the three months ended March 31, 2022 and 2021 includes straight-line revenue of $109.4 million and $119.9 million, respectively.
Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of March 31, 2022, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Prepaid assets	$113.4	$94.5
Prepaid income tax	131.4	128.6
Unbilled receivables	290.0	269.6
Value added tax and other consumption tax receivables	76.7	83.9
Other miscellaneous current assets	88.6	80.6
Prepaid and other current assets	$700.1	$657.2
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the three months ended March 31, 2022, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2021 Form 10-K. As of March 31, 2022, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the land underneath its sites when calculating future minimum rental receipts. Future minimum rental receipts expected under non-cancellable operating lease agreements as of March 31, 2022 were as follows:

Fiscal Year	Amount (1)
Remainder of 2022	$5,030.8
2023	7,198.2
2024	6,926.7
2025	6,403.7
2026	5,811.7
Thereafter	29,849.7
Total	$61,220.8
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K. There were no material impairments recorded related to these assets during the three months ended March 31, 2022 and 2021.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of March 31, 2022, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the three months ended March 31, 2022, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the three months ended March 31, 2022.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Information about other lease-related balances is as follows:

	As of
	March 31, 2022	December 31, 2021
Operating leases:
Right-of-use asset	$9,267.1	$9,225.1

Current portion of lease liability	$731.4	$712.6
Lease liability	8,027.1	8,041.8
Total operating lease liability	$8,758.5	$8,754.4
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	March 31, 2022	December 31, 2021
Operating leases:
Weighted-average remaining lease term (years)	12.6	13.0
Weighted-average incremental borrowing rate	5.2%	5.1%
The following table sets forth the components of lease cost:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$306.5	$251.3
Variable lease costs not included in lease liability (1)	101.4	69.3
______________
(1)Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(336.3)	$(244.9)

Non-cash items:
New operating leases (1)	$58.6	$89.2
Operating lease modifications and reassessments (2)	$(11.2)	$85.7
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions.
(2)Amount includes a reduction of the operating lease liability due to purchase accounting measurement period adjustments.

As of March 31, 2022, the Company does not have material operating or financing leases that have not yet commenced.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Maturities of operating lease liabilities as of March 31, 2022 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2022	$846.8
2023	1,108.2
2024	1,058.2
2025	994.3
2026	941.9
Thereafter	7,091.3
Total lease payments	12,040.7
Less amounts representing interest	(3,282.2)
Total lease liability	8,758.5
Less current portion of lease liability	731.4
Non-current lease liability	$8,027.1
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2022	$4,648.4	$990.1	$612.2	$3,230.4	$888.6	$2,978.4	$2.0	$13,350.1
Adjustments (1)	—	—	—	3.1	(0.1)	(0.8)	—	2.2
Effect of foreign currency translation	0.7	(18.8)	(14.9)	(87.2)	74.5	—	—	(45.7)
Balance as of March 31, 2022	$4,649.1	$971.3	$597.3	$3,146.3	$963.0	$2,977.6	$2.0	$13,306.6
_______________
(1)Europe and Latin America consist of measurement period adjustments related to the Telxius Acquisition (as defined in note 14). Data Centers consists of measurement period adjustments related to the CoreSite Acquisition.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of March 31, 2022			As of December 31, 2021
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,306.2	$(2,395.4)	$3,910.8	$6,294.6	$(2,305.1)	$3,989.5
Acquired tenant-related intangibles	Up to 20	20,033.5	(5,363.7)	14,669.8	20,030.5	(5,051.5)	14,979.0
Acquired licenses and other intangibles	2-20	1,810.3	(166.1)	1,644.2	1,807.9	(49.2)	1,758.7
Total other intangible assets		$28,150.0	$(7,925.2)	$20,224.8	$28,133.0	$(7,405.8)	$20,727.2
_______________
(1)Acquired network location intangibles are amortized over the shorter of the term of the corresponding ground lease, taking into consideration lease renewal options and residual value, generally up to 20 years, as the Company considers these intangibles to be directly related to the tower assets.
The acquired network location intangibles represent the value to the Company of the incremental revenue growth that could potentially be obtained from leasing the excess capacity on acquired tower communications infrastructure. The acquired tenant-related intangibles typically represent the value to the Company of tenant contracts and relationships in

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
place at the time of an acquisition or similar transaction, including assumptions regarding estimated renewals. Other intangibles represent the value of acquired licenses, trade name and in place leases. In place lease value represents the fair value of costs avoided in securing data center customers, including vacancy periods, legal costs and commissions. In place lease value also includes assumptions on similar costs avoided upon the renewal or extension of existing leases on a basis consistent with occupancy assumptions used in the fair value of other assets.
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of March 31, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $458.6 million and $253.4 million, respectively. The increase in amortization expense is primarily due to intangible assets acquired since the beginning of the prior-year period, including as a result of the Telxius Acquisition and the CoreSite Acquisition. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2022	$1,378.1
2023	1,645.8
2024	1,432.2
2025	1,407.2
2026	1,373.1
2027	1,370.4
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Accrued construction costs	$132.7	$197.3
Accrued income tax payable	31.4	84.8
Accrued pass-through costs	89.6	91.0
Amounts payable for acquisitions	9.4	95.2
Amounts payable to tenants	75.7	81.1
Accrued property and real estate taxes	265.6	255.3
Accrued rent	79.9	78.8
Payroll and related withholdings	93.5	124.7
Other accrued expenses	409.7	404.6
Total accrued expenses	$1,187.5	$1,412.8
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	March 31, 2022	December 31, 2021	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$5,206.1	$4,388.4	June 30, 2025
2021 Term Loan (1)	995.6	995.4	January 31, 2027
2021 Credit Facility (1)	2,550.0	1,410.0	January 31, 2027
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	912.5	937.6	May 28, 2024
2021 USD 364-Day Delayed Draw Term Loan (1)	2,998.9	2,998.5	December 28, 2022
2021 USD Two Year Delayed Draw Term Loan (1)	1,498.6	1,498.4	December 28, 2023
2.250% senior notes (3)	—	600.3	N/A
3.50% senior notes	998.4	997.9	January 31, 2023
3.000% senior notes	700.3	709.9	June 15, 2023
0.600% senior notes	498.1	497.9	January 15, 2024
5.00% senior notes	1,001.5	1,000.9	February 15, 2024

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.375% senior notes	647.3	647.0	May 15, 2024
2.950% senior notes	645.1	644.7	January 15, 2025
2.400% senior notes	746.4	746.1	March 15, 2025
1.375% senior notes (4)	548.9	563.8	April 4, 2025
4.000% senior notes	745.8	745.5	June 1, 2025
1.300% senior notes	496.6	496.4	September 15, 2025
4.400% senior notes	497.7	497.6	February 15, 2026
1.600% senior notes	695.5	695.2	April 15, 2026
1.950% senior notes (4)	549.3	564.3	May 22, 2026
1.450% senior notes	593.4	593.0	September 15, 2026
3.375% senior notes	991.6	991.2	October 15, 2026
3.125% senior notes	398.3	398.3	January 15, 2027
2.750% senior notes	745.4	745.2	January 15, 2027
0.450% senior notes (4)	824.4	847.1	January 15, 2027
0.400% senior notes (4)	547.6	562.5	February 15, 2027
3.55% senior notes	745.7	745.5	July 15, 2027
3.600% senior notes	694.5	694.3	January 15, 2028
0.500% senior notes (4)	822.7	845.3	January 15, 2028
1.500% senior notes	646.0	645.8	January 31, 2028
3.950% senior notes	591.8	591.6	March 15, 2029
0.875% senior notes (4)	824.5	847.3	May 21, 2029
3.800% senior notes	1,635.5	1,635.1	August 15, 2029
2.900% senior notes	742.7	742.5	January 15, 2030
2.100% senior notes	741.4	741.2	June 15, 2030
0.950% senior notes (4)	546.0	561.0	October 5, 2030
1.875% senior notes	791.6	791.4	October 15, 2030
2.700% senior notes	693.9	693.7	April 15, 2031
2.300% senior notes	691.2	691.0	September 15, 2031
1.000% senior notes (4)	712.0	731.7	January 15, 2032
1.250% senior notes (4)	546.2	561.2	May 21, 2033
3.700% senior notes	592.1	592.1	October 15, 2049
3.100% senior notes	1,038.1	1,038.0	June 15, 2050
2.950% senior notes	1,021.6	1,021.5	January 15, 2051
Total American Tower Corporation debt	41,110.8	39,943.3

Series 2013-2A securities (5)	1,298.6	1,298.2	March 15, 2023
Series 2018-1A securities (5)	495.5	495.3	March 15, 2028
Series 2015-2 notes (6)	522.9	522.7	June 16, 2025
CoreSite Debt (7)	—	955.1	N/A
Other subsidiary debt (8)	5.9	8.0	Various
Total American Tower subsidiary debt	2,322.9	3,279.3
Finance lease obligations	30.7	31.6
Total	43,464.4	43,254.2
Less current portion of long-term obligations	(5,309.9)	(4,568.7)
Long-term obligations	$38,154.5	$38,685.5
_______________
(1)Accrues interest at a variable rate.
(2)As of March 31, 2022 reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(3)Repaid in full on January 14, 2022 using borrowings under the 2021 Credit Facility (as defined below).
(4)Notes are denominated in EUR.
(5)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(6)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(7)Debt entered into by CoreSite assumed in connection with the CoreSite Acquisition (the “CoreSite Debt”). On January 7, 2022, all amounts outstanding under the CoreSite Debt were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
(8)Includes debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of communications sites in Kenya, which is denominated in USD and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) five years from the note origination date, including the exercise of the optional two year extension, subject to the satisfaction of specified conditions. As of December 31, 2021, also included U.S. subsidiary debt related to a seller-financed acquisition.

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $3.0 billion in borrowings under the 2021 USD 364-Day Delayed Draw Term Loan (as defined below) due December 28, 2022, (ii) $1.3 billion aggregate principal amount of the Company’s Secured Tower Revenue Securities, Series 2013-2A due March 15, 2023 and (iii) $1.0 billion aggregate principal amount of the Company’s 3.50% senior unsecured notes due January 31, 2023.
Securitized Debt—Cash flows generated by the communications sites that secure the securitized debt of the Company are only available for payment of such debt and are not available to pay the Company’s other obligations or the claims of its creditors. However, subject to certain restrictions, the Company holds the right to receive the excess cash flows not needed to service the securitized debt and other obligations arising out of the securitizations. The securitized debt is the obligation of the issuers thereof or borrowers thereunder, as applicable, and their subsidiaries, and not of the Company or its other subsidiaries.
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
Repayment of 2.250% Senior Notes—On January 14, 2022, the Company repaid $600.0 million aggregate principal amount of the Company’s 2.250% senior unsecured notes due January 15, 2022 (the “2.250% Notes”) upon their maturity. The 2.250% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 2.250% Notes remained outstanding.
Subsequent to March 31, 2022, the Company completed a registered public offering of the 3.650% Notes and the 4.050% Notes, each as defined and further discussed in note 16.
Bank Facilities
2021 Multicurrency Credit Facility—During the three months ended March 31, 2022, the Company borrowed an aggregate of $850.0 million under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes.

2021 Credit Facility—During the three months ended March 31, 2022, the Company borrowed an aggregate of $1.4 billion, and repaid an aggregate of $260.0 million of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes.
As of March 31, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), the Company’s 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”), the Company’s $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) and the Company’s $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$5,206.1	$3.5	June 30, 2025	(3)	1.125%	0.110%
2021 Credit Facility	2,550.0	21.2	January 31, 2027	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	913.0	N/A	May 28, 2024		1.125%	N/A
2021 USD 364-Day Delayed Draw Term Loan	3,000.0	N/A	December 28, 2022		1.125%	N/A
2021 USD Two Year Delayed Draw Term Loan	1,500.0	N/A	December 28, 2023		1.125%	N/A
_______________
(1)LIBOR applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	March 31, 2022			December 31, 2021
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$0.8	—	—	$11.0	—
Investments in equity securities (1)	$46.6	—	—	$37.1	—	—
Liabilities:
Fair value of debt related to interest rate swap agreements (2)	$1.9	—	—	$12.2	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three months ended March 31, 2022, the Company recognized unrealized gains of $9.5 million for equity securities held as of March 31, 2022.
(2)Included in the carrying values of the corresponding debt obligations.

During the three months ended March 31, 2022, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2021 Form 10-K that it used to measure the fair value of its interest rate swap agreements. In January 2022, the interest rate swap agreements with certain lenders under the 2.250% Notes expired upon maturity of the underlying debt. As of March 31, 2022, there were no amounts outstanding under the interest rate swap agreements under the 2.250% Notes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three months ended March 31, 2022 and 2021. There were no other items measured at fair value on a nonrecurring basis during the three months ended March 31, 2022 or 2021.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at March 31, 2022 and December 31, 2021 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of March 31, 2022 and December 31, 2021, the carrying value of long-term obligations, including the current portion, was $43.5 billion and $43.3 billion, respectively. As of March 31, 2022, the fair value of long-term obligations, including the current portion, was $42.2 billion, of which $25.6 billion was measured using Level 1 inputs and $16.6 billion was measured using Level 2 inputs. As of December 31, 2021, the fair value of long-term obligations, including the current portion, was $44.1 billion, of which $28.5 billion was measured using Level 1 inputs and $15.6 billion was measured using Level 2 inputs.
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
The decrease in the income tax provision during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to the reversal of valuation allowances in certain jurisdictions. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

As of March 31, 2022 and December 31, 2021, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $99.2 million and $94.8 million, respectively. The amount of unrecognized tax benefits during the three months ended March 31, 2022 includes additions to the Company’s existing tax positions of $1.7 million and foreign currency exchange rate fluctuations of $2.5 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2021 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $16.8 million.

The Company recorded the following penalties and income tax-related interest expense during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Penalties and income tax-related interest expense	$7.3	$3.7

As of March 31, 2022 and December 31, 2021, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $51.7 million and $42.3 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of March 31, 2022, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.2 million shares of common stock under the 2007 Plan. In connection with the CoreSite Acquisition, the Company assumed the remaining shares previously available for issuance under a plan approved by the CoreSite shareholders, which converted into 1.4 million shares of the Company’s common stock. These shares will be available for issuance under the 2007 Plan, however, will only be available for grants to certain employees and will not be available for issuance beyond the period when they would have been available under the CoreSite plan, or March 20, 2023, at which time they will no longer be available for grant. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three months ended March 31, 2022 and 2021, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$56.7	$38.0
Stock Options—As of March 31, 2022, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the three months ended March 31, 2022 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2022	1,067,999
Exercised	(99,367)
Forfeited	—
Expired	—
Outstanding as of March 31, 2022	968,632
Restricted Stock Units—As of March 31, 2022, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan, including the CoreSite Replacement Awards (as defined below), was $260.9 million and is expected to be recognized over a weighted average period of approximately three years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). In December 2021, in connection with the CoreSite Acquisition, the Company assumed and converted certain equity awards previously granted by CoreSite under its equity plan into corresponding equity awards with respect to shares of the Company’s common stock (the “CoreSite Replacement Awards”). As of March 31, 2022, total unrecognized compensation expense related to the CoreSite Replacement Awards was $17.3 million and is expected to be recognized over a weighted average period of approximately two years.
Performance-Based Restricted Stock Units—During the three months ended March 31, 2022, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 98,542 PSUs (the “2022 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2021 and 2020, the Compensation Committee granted an aggregate of 98,694 PSUs (the “2021 PSUs”) and 110,925 PSUs (the “2020 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. During the year ended December 31, 2020, in connection with the retirement of the Company’s former Chief Executive Officer, an aggregate of 40,186 shares underlying the 2020 PSUs were forfeited, which included the target number of shares issuable at the end of the three-year performance period for such executive’s 2020 PSUs. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2022 PSUs, the 2021 PSUs and the 2020 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the three months ended March 31, 2022 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2022 (1) (2)	1,298,178	267,621
Granted (3)	662,332	98,542
Vested and Released (4)	(518,502)	(54,381)
Forfeited	(18,043)	—
Outstanding as of March 31, 2022	1,423,965	311,782
Vested and deferred as of March 31, 2022 (5)	4,253	43,807
_______________
(1)RSUs include 125,841 shares of the CoreSite Replacement Awards.
(2)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the outstanding 2021 PSUs and the outstanding 2020 PSUs, or 98,694 shares and 70,739 shares, respectively, and the shares issuable at the end of the three-year performance period for the PSUs granted in 2019 (the “2019 PSUs”) based on achievement against the performance metrics for the three-year performance period, or 98,188 shares.
(3)PSUs consist of the target number of shares issuable at the end of the three-year performance period for the 2022 PSUs, or 98,542 shares.
(4)Includes 12,868 shares of previously vested and deferred RSUs. PSUs consist of shares vested pursuant to the 2019 PSUs. There are no additional shares to be earned related to the 2019 PSUs.
(5)Vested and deferred RSUs and PSUs are related to deferred compensation for certain former employees.
During the three months ended March 31, 2022, the Company recorded $8.3 million in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at March 31, 2022 was $26.9 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the three months ended March 31, 2022, the Company received an aggregate of $8.0 million in proceeds upon exercises of stock options.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of March 31, 2022, the Company has not sold any shares of common stock under the 2020 ATM Program.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the three months ended March 31, 2022, there were no repurchases under either of the Buyback Programs. As of March 31, 2022, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of March 31, 2022, the Company has not made any repurchases under the 2017 Buyback.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the three months ended March 31, 2022, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 10, 2022	April 29, 2022	April 13, 2022	$1.40	$638.8
December 15, 2021	January 14, 2022	December 27, 2021	$1.39	$633.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the three months ended March 31, 2021, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
March 4, 2021	April 29, 2021	April 13, 2021	$1.24	$551.5
December 3, 2020	February 2, 2021	December 28, 2020	$1.21	$537.6
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2022, the amount accrued for distributions payable related to unvested restricted stock units was $9.1 million. During the three months ended March 31, 2022 and 2021, the Company paid $6.6 million and $7.3 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
11.    NONCONTROLLING INTERESTS
Dividend to noncontrolling interest— Certain of the Company’s subsidiaries may, from time to time, declare dividends. In December 2021, AT Iberia C.V. declared a dividend of 14.0 million EUR (approximately $15.9 million) payable pursuant to the terms of the ownership agreements to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
Purchase of Interests—In March 2021, the Company purchased the remaining minority interests held in a subsidiary in the United States for total consideration of $6.0 million. The purchase price was settled with unregistered shares of the Company’s common stock, in lieu of cash. The Company now owns 100% of the subsidiary as a result of the purchase.
Reorganization of European Interests—In June 2021, in connection with the funding of the Telxius Acquisition, the Company completed a reorganization of its subsidiaries in Europe. As part of the reorganization, PGGM converted its previously held 49% noncontrolling interest in Former ATC Europe into noncontrolling interests in new subsidiaries, consisting of the Company's operations in Germany and Spain, inclusive of the assets acquired pursuant to the Telxius Acquisition. The reorganization included cash consideration paid to PGGM of 178.0 million EUR (approximately $214.9 million). The reorganization is reflected in the consolidated statements of equity as (i) a reduction in Additional Paid-in Capital of $648.4 million and (ii) an increase in Noncontrolling Interests of $601.0 million, and in the consolidated statements of comprehensive income (loss) as an increase in Comprehensive income attributable to American Tower Corporation stockholders of $47.4 million.
CDPQ and Allianz Partnerships—In May and June 2021, the Company entered into agreements with Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire 30% and 18% noncontrolling interests, respectively, in ATC Europe (the “ATC Europe Transactions”). The Company completed the ATC Europe Transactions in September 2021 for total aggregate consideration of 2.6 billion EUR (approximately $3.1 billion at the date of closing). After the completion of the ATC Europe Transactions, the Company holds a 52% controlling ownership interest in ATC Europe.
As of March 31, 2022, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In August 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (“BDT”) (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.
The changes in noncontrolling interests were as follows:

	Three Months Ended March 31,
	2022	2021
Balance as of January 1,	$3,988.4	$474.9
Redemption of noncontrolling interest (1)	—	(1.7)
Net (loss) income attributable to noncontrolling interests	(9.0)	3.8
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(91.5)	(21.2)
Distributions to noncontrolling interest holders	(0.2)	(0.3)
Balance as of March 31,	$3,887.7	$455.5
_______________
(1)Represents the impact of the purchase of interests described above on Noncontrolling interests.
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income attributable to American Tower Corporation common stockholders	$711.7	$645.0
Basic weighted average common shares outstanding	455,946	444,486
Dilutive securities	1,265	1,808
Diluted weighted average common shares outstanding	457,211	446,294
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.56	$1.45
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.56	$1.45
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended March 31,
	2022	2021
Restricted stock units	106	—

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,000 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of March 31, 2022, the Company has purchased an aggregate of approximately 400 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, the Company has also acquired data center facilities and related assets, including through the CoreSite Acquisition, as discussed below. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2022 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three months ended March 31, 2022 and 2021, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended March 31,
	2022	2021
Acquisition and merger related expenses	$5.7	$34.6
Integration costs	$10.0	$16.6
During the three months ended March 31, 2022 and 2021, the Company also recorded benefits of $1.6 million and $4.0 million, respectively, related to pre-acquisition contingencies and settlements.
2022 Transactions
The estimated aggregate impact of the acquisitions completed in 2022 on the Company’s revenues and gross margin for the three months ended March 31, 2022 was not material to the Company’s operating results. The revenues and gross margin amounts also reflect incremental revenues from the addition of new customers to communications infrastructure assets subsequent to the transaction date.
Other Acquisitions—During the three months ended March 31, 2022, the Company acquired a total of 27 communications sites, as well as other communications infrastructure assets, in the United States, Canada and Nigeria for an aggregate purchase price of $29.1 million. These acquisitions were accounted for as asset acquisitions.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The following table summarizes the allocations of the purchase prices for the fiscal year 2022 acquisitions based upon their estimated fair value at the date of acquisition:

Allocation
Current assets	$0.7
Property and equipment	14.2
Intangible assets (1):
Tenant-related intangible assets	12.0
Network location intangible assets	3.0
Other intangible assets	—
Other non-current assets	0.3
Current liabilities	(0.4)
Deferred tax liability	—
Other non-current liabilities	(0.7)
Net assets acquired	29.1
Goodwill	—
Fair value of net assets acquired	29.1
Purchase price	$29.1
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.
Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange S.A. for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. The Company completed the acquisition of 1,197 of these communications sites during the years ended December 31, 2020 and 2021. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
2021 Transactions
Telxius Acquisition—On January 13, 2021, the Company entered into two agreements with Telxius Telecom, S.A. (“Telxius”), a subsidiary of Telefónica, S.A., pursuant to which the Company agreed to acquire Telxius’ European and Latin American tower divisions, comprising approximately 31,000 communications sites in Argentina, Brazil, Chile, Germany, Peru and Spain, for approximately 7.7 billion EUR (approximately $9.4 billion at the date of signing) (the “Telxius Acquisition”), subject to certain adjustments. In June 2021, the Company completed the acquisition of nearly 20,000 communications sites in Germany and Spain, for total consideration of approximately 6.3 billion EUR (approximately $7.7 billion at the date of closing), subject to certain post-closing adjustments and over 7,000 communications sites in Brazil, Peru, Chile and Argentina, for total consideration of approximately 0.9 billion EUR (approximately $1.1 billion at the date of closing), subject to certain post-closing adjustments.
On August 2, 2021, the Company completed the acquisition of the approximately 4,000 remaining communications sites in Germany pursuant to the Telxius Acquisition for 0.6 billion EUR (approximately $0.7 billion at the date of closing).
Of the aggregate purchase price, 243.3 million EUR (approximately $269.2 million), including post-closing adjustments, of deferred payments are due in September 2025 and are reflected in Other non-current liabilities in the consolidated balance sheet as of March 31, 2022. The acquired operations in Germany and Spain are included in the Europe property segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination and is subject to post-closing adjustments. During the three months ended March 31, 2022, certain adjustments were made to increase the purchase price by $2.6 million, decrease assets by $32.3 million and reduce liabilities by $31.9 million, with a corresponding increase in goodwill of $3.0 million. There were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
CoreSite Acquisition—On November 14, 2021, the Company entered into an agreement with CoreSite to acquire all issued and outstanding shares of CoreSite common stock at $170.00 per share. CoreSite’s portfolio consisted of 24 data center facilities and related assets in eight United States markets. On December 28, 2021, the Company completed the CoreSite Acquisition for total consideration of approximately $10.4 billion, including the assumption and repayment of CoreSite’s existing debt. The acquired assets and operations are included in the Data Centers segment. The CoreSite Acquisition was accounted for as a business combination and is subject to post-closing adjustments. Subsequent to the acquisition dates, certain adjustments were made to decrease assets by $0.2 million and reduce liabilities by $1.0 million, with a corresponding decrease in goodwill of $0.8 million. There were no other material post-closing adjustments. The full reconciliation and finalization of the assets acquired and liabilities assumed, including those subject to valuation, have not been completed and, as a result, there may be additional post-closing adjustments.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2022 acquisitions had occurred on January 1, 2021 and the 2021 acquisitions had occurred on January 1, 2020. The pro forma results, to the extent available, are based on historical information, and accordingly may not fully reflect the current operations of the acquired business. In addition, the pro forma results do not include any anticipated cost synergies, costs or other integration impacts. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the transactions been completed on the dates indicated, nor are they indicative of the future operating results of the Company.

	Three Months Ended March 31,
	2022	2021
Pro forma revenues	$2,660.3	$2,500.8
Pro forma net income attributable to American Tower Corporation common stockholders	$711.7	$544.9
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.56	$1.20
Diluted net income attributable to American Tower Corporation common stockholders	$1.56	$1.19
15.    BUSINESS SEGMENTS
Property
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
As of March 31, 2022, the Company’s property operations consisted of the following:
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Services—The Company’s Services segment offers tower-related services in the United States, including AZP and structural analysis, which primarily support its communications site leasing business, including the addition of new tenants and equipment on its communications sites. The Services segment is a strategic business unit that offers different services from, and requires different resources, skill sets and marketing strategies than, the property operating segments.
The accounting policies applied in compiling segment information below are similar to those described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K and as updated in note 1 above. Among other factors, in evaluating financial performance in each business segment, management uses segment gross margin and segment operating profit. The Company defines segment gross margin as segment revenue less segment operating expenses excluding Depreciation, amortization and accretion; Selling, general, administrative and development expense; and Other operating expenses. The Company defines segment operating profit as segment gross margin less Selling, general, administrative and development expense attributable to the segment, excluding stock-based compensation expense and corporate expenses. These measures of segment gross margin and segment operating profit are also before Interest income, Interest expense, Gain (loss) on retirement of long-term obligations, Other income (expense), Net income (loss) attributable to noncontrolling interests and Income tax benefit (provision). The categories of expenses indicated above, such as depreciation, have been excluded from segment operating performance as they are not considered in the review of information or the evaluation of results by management. There are no significant revenues resulting from transactions between the Company’s operating segments. All intercompany transactions are eliminated to reconcile segment results and assets to the consolidated statements of operations and consolidated balance sheets.
Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2022 and 2021 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended March 31, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,232.4	$298.5	$267.8	$198.5	$419.3	$184.3	$2,600.8	$59.5		$2,660.3
Segment operating expenses	199.8	175.1	97.7	92.3	130.0	76.6	771.5	27.9		799.4
Segment gross margin	1,032.6	123.4	170.1	106.2	289.3	107.7	1,829.3	31.6		1,860.9
Segment selling, general, administrative and development expense (1)	42.8	47.9	22.5	14.9	28.8	16.4	173.3	6.0		179.3
Segment operating profit	$989.8	$75.5	$147.6	$91.3	$260.5	$91.3	$1,656.0	$25.6		$1,681.6
Stock-based compensation expense									$56.7	56.7
Other selling, general, administrative and development expense									57.9	57.9
Depreciation, amortization and accretion									815.8	815.8
Other expense (2)									26.0	26.0
Income from continuing operations before income taxes										$725.2
Total assets	$27,247.9	$5,102.1	$4,894.0	$11,741.3	$9,136.0	$10,996.2	$69,117.5	$86.3	$559.7	$69,763.5
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $56.7 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Three Months Ended March 31, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,228.8	$281.4	$235.7	$44.6	$336.7	$2.5	$2,129.7	$28.8		$2,158.5
Segment operating expenses	197.0	175.5	80.9	7.8	101.2	0.9	563.3	11.0		574.3
Segment gross margin	1,031.8	105.9	154.8	36.8	235.5	1.6	1,566.4	17.8		1,584.2
Segment selling, general, administrative and development expense (1)	38.3	7.1	18.9	5.6	23.3	1.0	94.2	4.2		98.4
Segment operating profit	$993.5	$98.8	$135.9	$31.2	$212.2	$0.6	$1,472.2	$13.6		$1,485.8
Stock-based compensation expense									$38.0	38.0
Other selling, general, administrative and development expense									46.2	46.2
Depreciation, amortization and accretion									522.5	522.5
Other expense (2)									176.5	176.5
Income from continuing operations before income taxes										$702.6
Total assets	$27,240.7	$5,214.1	$4,905.4	$1,836.7	$7,127.2	$91.2	$46,415.3	$59.4	$467.8	$46,942.5
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $38.0 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.
16.    SUBSEQUENT EVENTS
Offering of Senior Notes
3.650% Senior Notes and 4.050% Senior Notes Offering—On April 1, 2022, the Company completed a registered public offering of $650.0 million aggregate principal amount of 3.650% senior unsecured notes due 2027 (the “3.650% Notes”) and $650.0 million aggregate principal amount of 4.050% senior unsecured notes due 2032 (the “4.050% Notes” and, together with the 3.650% Notes, the “Notes”). The net proceeds from this offering were approximately $1,282.6 million, after deducting commissions and estimated expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 USD 364-Day Delayed Draw Term Loan.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
3.650% Notes	$650.0	April 1, 2022	March 15, 2027	3.650%	September 15, 2022	March 15 and September 15	February 15, 2027
4.050% Notes	$650.0	April 1, 2022	March 15, 2032	4.050%	September 15, 2022	March 15 and September 15	December 15, 2031
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
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not of historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “expect,” “forecast,” “estimate,” “intend,” “should,” “would,” “could,” “may” or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. Certain important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Forward-looking statements represent management’s current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.
The discussion and analysis of our financial condition and results of operations that follow are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates and such differences could be material to the financial statements. This discussion should be read in conjunction with our consolidated and condensed consolidated financial statements herein and the accompanying notes, information set forth under the caption “Critical Accounting Policies and Estimates” in the 2021 Form 10-K, and in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
During the fourth quarter of 2021, as a result of the acquisition of CoreSite Realty Corporation (“CoreSite,” and the acquisition, the “CoreSite Acquisition”), we updated our reportable segments to add a Data Centers segment. The Data Centers segment is included within our property operations. We now report our results in seven segments – U.S. & Canada property (which includes all assets in the United States and Canada, other than our data center facilities and related assets), Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services. We believe this change provides greater visibility into our operating segments and aligns our reporting with management’s current approach of allocating costs and resources, managing growth and profitability and assessing the operating performance of our business segments (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report). This change applied to our business operations results beginning with the fourth quarter of 2021 and had no impact on our consolidated financial statements for any prior periods. Historical financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to reflect the change in reportable segments.
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for the three months ended March 31, 2022 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and Data Centers segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of March 31, 2022:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	224	—	—
United States	27,279	15,358	456
U.S. & Canada total	27,503	15,358	456
Asia-Pacific: (2)
Bangladesh	254	—	—
India	74,587	—	886
Philippines	239	—	—
Asia-Pacific total	75,080	—	886
Africa:
Burkina Faso	707	—	—
Ghana	3,493	661	29
Kenya	3,149	—	9
Niger	757	—	—
Nigeria	7,232	—	—
South Africa	2,934	—	—
Uganda	3,793	—	12
Africa total	22,065	661	50
Europe:
France	3,450	310	8
Germany	14,744	—	—
Poland	49	—	—
Spain	11,507	—	—
Europe total	29,750	310	8
Latin America:
Argentina	489	—	11
Brazil	20,682	2,069	119
Chile	3,733	—	138
Colombia	4,980	—	6
Costa Rica	694	—	2
Mexico	9,854	186	92
Paraguay	1,444	—	—
Peru	3,918	450	1
Latin America total	45,794	2,705	369
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia, which provides recurring cash flow through tenant leasing arrangements.

As of March 31, 2022, our property portfolio included 27 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million net rentable square feet (“NRSF”) of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	670
Northern Virginia, VA	5	536
New York, NY	2	237
Chicago, IL	2	233
Boston, MA	1	143
Denver, CO	2	35
Miami, FL	1	30
Orlando, FL	1	129
Atlanta, GA	2	128
Total	27	3,081
_______________
(1)Excludes approximately 0.4 million of office and light industrial NRSF acquired as part of the CoreSite Acquisition.
We operate in seven reportable segments: U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property, Data Centers and Services. In evaluating operating performance in each business segment, management uses, among other factors, segment gross margin and segment operating profit (see note 15 to our consolidated and condensed consolidated financial statements included in this Quarterly Report).
The 2021 Form 10-K contains information regarding management’s expectations of long-term drivers of demand for our communications sites, as well as key trends, which management believes provide valuable insight into our operating and financial resource allocation decisions. The discussion below should be read in conjunction with the 2021 Form 10-K and, in particular, the information set forth therein under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.”
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three months ended March 31, 2022 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of March 31, 2022, we expect to generate over $61 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the three months ended March 31, 2022, churn was approximately 6% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.

We expect that our churn rate in our U.S. & Canada property segment will remain elevated for a period of several years due to contractual lease cancellations and non-renewals by T-Mobile, including legacy Sprint Corporation leases, pursuant to the terms of our master lease agreement with T-Mobile US, Inc. (the “T-Mobile MLA”) entered into in September 2020.
As further set forth under the caption “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K, the ongoing coronavirus (“COVID-19”) pandemic, as well as the response to mitigate its spread and effects, may adversely impact us and our customers and the demand for our communications infrastructure in the United States and globally. We have taken a variety of actions to ensure the continued availability of our communications infrastructure assets, while ensuring the safety and security of our employees, customers, vendors and surrounding communities. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, customers and business partners.
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

Results of Operations
Three Months Ended March 31, 2022 and 2021
(in millions, except percentages)
Revenue

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Property
U.S. & Canada	$1,232.4	$1,228.8	0%
Asia-Pacific	298.5	281.4	6
Africa	267.8	235.7	14
Europe	198.5	44.6	345
Latin America	419.3	336.7	25
Data Centers	184.3	2.5	7,272
Total property	2,600.8	2,129.7	22
Services	59.5	28.8	107
Total revenues	$2,660.3	$2,158.5	23%
Three Months Ended March 31, 2022
U.S. & Canada property segment revenue growth of $3.6 million was attributable to:
• Tenant billings growth of $8.7 million, which was driven by:
• $36.3 million due to leasing additional space on our sites (“colocations”) and amendments; and
• $2.1 million generated from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”);
• Partially offset by:
• A decrease of $28.0 million resulting from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA); and
• A decrease of $1.7 million from other tenant billings;
• Partially offset by a decrease of $5.1 million in other revenue, which includes a $6.7 million decrease due to straight-line accounting.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar.
Asia-Pacific property segment revenue growth of $17.1 million was attributable to:
• An increase of $10.8 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $8.8 million, which was driven by:
• $10.7 million due to colocations and amendments; and
• $5.6 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $7.2 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.3 million from other tenant billings; and
• An increase of $6.2 million in other revenue, primarily due to a decrease in revenue reserves.
Segment revenue growth included a decrease of $8.7 million, attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee.
Africa property segment revenue growth of $32.1 million was attributable to:
• Tenant billings growth of $26.1 million, which was driven by:
• $12.3 million due to colocations and amendments;
• $12.0 million generated from newly acquired or constructed sites;
• $1.5 million from contractual escalations, net of churn; and
• $0.3 million from other tenant billings; and

• An increase of $24.9 million in pass-through revenue, primarily due to an increase in fuel prices;
• Partially offset by a decrease of $8.0 million in other revenue, primarily due to an increase in revenue reserves.

Segment revenue growth included a decrease of $10.9 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $5.5 million related to fluctuations in Ghanaian Cedi, $3.1 million related to fluctuations in Nigerian Naira and $1.6 million related to fluctuations in West African CFA Franc.
Europe property segment revenue growth of $153.9 million was attributable to:
• Tenant billings growth of $91.9 million, which was driven by:
• $85.0 million generated from newly acquired or constructed sites, primarily attributable to our transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition”) and our agreements with Orange S.A.;
• $3.9 million resulting from contractual escalations, net of churn; and
• $3.0 million due to colocations and amendments; and
• An increase of $70.2 million in pass-through revenue, primarily attributable to the Telxius Acquisition;
• Partially offset by a decrease of $4.8 million in other revenue.
Segment revenue growth included a decrease of $3.4 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $82.6 million was attributable to:
• Tenant billings growth of $37.9 million, which was driven by:
• $18.2 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $9.6 million from contractual escalations, net of churn;
• $9.5 million due to colocations and amendments; and
• $0.6 million from other tenant billings;
• An increase of $28.2 million in pass-through revenue, primarily attributable to the Telxius Acquisition and increased pass-through ground rent costs in Brazil; and
• An increase of $19.5 million in other revenue as a result tenant settlements in Brazil and Mexico.
Segment revenue growth included a decrease of $3.0 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $2.9 million related to fluctuations in Colombian Peso, $2.7 million related to fluctuations in Chilean Peso and $1.8 million related to fluctuations in Mexican Peso, partially offset by the positive impact of $5.0 million related to fluctuations in Brazilian Real.
Data Centers segment revenue growth of $181.8 million was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Services segment revenue growth of $30.7 million was primarily attributable to an increase in site application, zoning, permitting and structural analysis services.

Gross Margin

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Property
U.S. & Canada	$1,032.6	$1,031.8	0%
Asia-Pacific	123.4	105.9	17
Africa	170.1	154.8	10
Europe	106.2	36.8	189
Latin America	289.3	235.5	23
Data Centers	107.7	1.6	6,631
Total property	1,829.3	1,566.4	17
Services	31.6	17.8	78%
Three Months Ended March 31, 2022
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $2.8 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.6 million. Direct expenses also benefited by $5.0 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $21.5 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $4.7 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $85.2 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $0.7 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $30.0 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $1.2 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in Services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $16.9 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Property
U.S. & Canada	$42.8	$38.3	12%
Asia-Pacific	47.9	7.1	575
Africa	22.5	18.9	19
Europe	14.9	5.6	166
Latin America	28.8	23.3	24
Data Centers	16.4	1.0	1,540
Total property	173.3	94.2	84
Services	6.0	4.2	43
Other	114.6	84.2	36
Total selling, general, administrative and development expense	$293.9	$182.6	61%
Three Months Ended March 31, 2022
•The increases in our U.S. & Canada, Africa, Europe and Latin America property segment SG&A and Services segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition in Europe and Latin America.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by an increase in bad debt expense of $40.3 million.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $18.7 million, including expense associated with certain equity awards related to the CoreSite Acquisition, and an increase in corporate SG&A, including an increase in personnel costs to support our business.
Operating Profit

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Property
U.S. & Canada	$989.8	$993.5	(0)%
Asia-Pacific	75.5	98.8	(24)
Africa	147.6	135.9	9
Europe	91.3	31.2	193
Latin America	260.5	212.2	23
Data Centers	91.3	0.6	15,117
Total property	1,656.0	1,472.2	12
Services	25.6	13.6	88%
Three Months Ended March 31, 2022
•The decreases in operating profit for the three months ended March 31, 2022 for our U.S. & Canada and Asia-Pacific property segments were primarily attributable to increases in our segment SG&A, partially offset by increases in our segment gross margin.

•The increases in operating profit for the three months ended March 31, 2022 for our Africa, Europe and Latin America property segments and our Services segment were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended March 31, 2022 for our Data Centers segment was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Depreciation, Amortization and Accretion

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Depreciation, amortization and accretion	$815.8	$522.5	56%
The increase in depreciation, amortization and accretion expense for the three months ended March 31, 2022 was primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year period, including due to the Telxius Acquisition and the CoreSite Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Other operating expenses	$26.1	$50.4	(48)%
The decrease in other operating expenses during the three months ended March 31, 2022 was primarily attributable to decreases in acquisition related costs, including pre-acquisition contingencies and settlements, of $33.0 million, partially offset by an increase in impairment charges and losses on sales or disposals of assets of $8.3 million.
Total Other (Income) Expense

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Total other (income) expense	$(0.1)	$126.1	(100)%
Total other (income) expense consists primarily of interest expense and realized and unrealized foreign currency gains and losses. We record unrealized foreign currency gains or losses as a result of foreign currency exchange rate fluctuations primarily associated with our intercompany notes and similar unaffiliated balances denominated in a currency other than the subsidiaries’ functional currencies.
The change in total other (income) expense during the three months ended March 31, 2022 was primarily due to an increase in foreign currency gains of $147.4 million and a decrease in loss on retirement of debt of $25.7 million attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with our acquisition of InSite Wireless Group, LLC (the “InSite Acquisition,” and the debt, the “InSite Debt”) in the prior-year period, partially offset by an increase in net interest expense of $56.9 million, primarily due to an increase in our average debt outstanding during the three months ended March 31, 2022 as compared to the prior-year period. Total other (income) expense during the three months ended March 31, 2022 also includes $9.5 million in unrealized gains from equity securities in the United States.
Income Tax Provision

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Income tax provision	$22.5	$50.3	(55)%
Effective tax rate	3.1%	7.2%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the three months ended March 31, 2022 and 2021 differs from the federal statutory rate.
The decrease in the income tax provision during the three months ended March 31, 2022 was primarily attributable to the reversal of valuation allowances in certain jurisdictions. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Net income	$702.7	$652.3	8%
Income tax provision	22.5	50.3	(55)
Other income	(252.6)	(95.2)	165
Loss on retirement of long-term obligations	—	25.7	(100)
Interest expense	262.4	207.0	27
Interest income	(9.9)	(11.4)	(13)
Other operating expenses	26.1	50.4	(48)
Depreciation, amortization and accretion	815.8	522.5	56
Stock-based compensation expense	56.7	38.0	49
Adjusted EBITDA	$1,623.7	$1,439.6	13%

	Three Months Ended March 31,		Percent Increase (Decrease)
	2022	2021
Net income	$702.7	$652.3	8%
Real estate related depreciation, amortization and accretion	725.1	467.0	55
Losses from sale or disposal of real estate and real estate related impairment charges (1)	13.8	6.2	123
Adjustments for unconsolidated affiliates and noncontrolling interests	(41.5)	(20.1)	106
Nareit FFO attributable to American Tower Corporation common stockholders	$1,400.1	$1,105.4	27%
Straight-line revenue	(109.4)	(119.9)	(9)
Straight-line expense	10.6	15.0	(29)
Stock-based compensation expense	56.7	38.0	49
Deferred portion of income tax	(77.3)	44.5	(274)
GTP one-time cash tax settlement (2)	45.8	—	100
Non-real estate related depreciation, amortization and accretion	90.7	55.5	63
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	12.1	8.6	41
Other income (3)	(252.6)	(95.2)	165
Loss on retirement of long-term obligations	—	25.7	(100)
Other operating expense (4)	12.3	44.2	(72)
Capital improvement capital expenditures	(27.7)	(18.4)	51
Corporate capital expenditures	(1.3)	(0.9)	44
Adjustments for unconsolidated affiliates and noncontrolling interests	41.5	20.1	106
Consolidated AFFO	$1,201.5	$1,122.6	7%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(34.4)	(22.8)	51%
AFFO attributable to American Tower Corporation common stockholders	$1,167.1	$1,099.8	6%
_______________
(1)Included in these amounts are impairment charges of $5.8 million and $0.6 million, respectively.
(2)In 2015, we incurred charges in connection with certain tax elections wherein MIP Tower Holdings LLC, parent company to Global Tower Partners (“GTP”), would no longer operate as a separate REIT for federal and state income tax purposes. We finalized a settlement related to this tax election in the three month period ended March 31, 2022. We believe that these related transactions are nonrecurring, and do not believe it is an indication of our operating performance. Accordingly, we believe it is more meaningful to present Consolidated AFFO excluding these amounts.
(3)Includes gains on foreign currency exchange rate fluctuations of $242.1 million and $94.7 million, respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increase in net income for the three months ended March 31, 2022 was primarily due to (i) an increase in our operating profit, (ii) a decrease in other operating expenses, (iii) an increase in gains on foreign currency exchange rate fluctuations and (iv) a decrease in the income tax provision, partially offset by (a) an increase in depreciation, amortization and accretion expense and (b) an increase in interest expense. Net income for the three months ended March 31, 2021 included a loss on retirement of long-term obligations of $25.7 million, attributable to the repayment of the InSite Debt.
The increase in Adjusted EBITDA for the three months ended March 31, 2022 was primarily attributable to the increase in our gross margin, partially offset by an increase in SG&A, excluding the impact of stock-based compensation expense of $92.6 million.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended March 31, 2022 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for taxes and cash paid for interest and (ii) an increase in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Europe and Asia-Pacific since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of March 31, 2022 the “Liquidity and Capital Resources” section of the 2021 Form 10-K and should be read in conjunction with that report.
Overview
During the three months ended March 31, 2022, our significant financing transactions included:
•Repayment of debt assumed in connection with the CoreSite Acquisition, including senior unsecured notes previously entered into by CoreSite (the “CoreSite Debt”).
•Redemption of our 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) upon their maturity.
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of March 31, 2022
Available under the 2021 Multicurrency Credit Facility	$793.9
Available under the 2021 Credit Facility	1,450.0
Letters of credit	(24.7)
Total available under credit facilities, net	$2,219.2
Cash and cash equivalents	1,941.5
Total liquidity	$4,160.7
Subsequent to March 31, 2022, we made additional borrowings of $650.0 million and repayments of $720.0 million under the 2021 Credit Facility (as defined below) and repayments of $600.0 million under the 2021 Multicurrency Credit Facility (as defined below), including repayments of an aggregate of $1.2 billion under both facilities using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes (each as defined below).
Summary cash flow information is set forth below (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used for):
Operating activities	$663.6	$1,092.7
Investing activities	(513.1)	(438.7)
Financing activities	(250.9)	(480.0)
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	28.5	(42.1)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(71.9)	$131.9
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
As of March 31, 2022, we had total outstanding indebtedness of $43.7 billion, with a current portion of $5.3 billion. During the three months ended March 31, 2022, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2022, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.

We expect to finance the purchase price for the CoreSite Acquisition with both debt and equity and are evaluating a number of potential sources of equity funding, including common equity, mandatory convertible preferred equity and other convertible instruments and private capital partnerships, and discussions with respect to such private capital partnerships have continued to progress. No assurance can be given as to the completion of the above described financings on acceptable terms or at all.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2021 Form 10-K.
As of March 31, 2022, we had $1.6 billion of cash and cash equivalents held by our foreign subsidiaries, of which $217.6 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the three months ended March 31, 2022 was primarily attributable to (i) changes in unearned revenue, (ii) an increase in cash required for working capital, primarily as a result of an increase in accounts receivable and a decrease in accounts payable, and (iii) increases in cash paid for interest and cash paid for taxes, partially offset by an increase in the operating profit of our property segments.
Cash Flows from Investing Activities
Our significant investing activities during the three months ended March 31, 2022 are highlighted below:
•We spent $128.6 million for acquisitions, including payments made for acquisitions completed in 2021.
•We spent $394.5 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$187.6
Ground lease purchases (2)	56.5
Capital improvements and corporate expenditures (3)	29.0
Redevelopment	84.2
Start-up capital projects	37.2
Total capital expenditures (4)	$394.5
_______________
(1)Includes the construction of 1,442 communications sites globally.
(2)Includes $10.1 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $1.4 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $3.1 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
We plan to continue to allocate our available capital, after satisfying our distribution requirements, among investment alternatives that meet our return on investment criteria, while maintaining our commitment to our long-term financial policies. Accordingly, we expect to continue to deploy capital through our annual capital expenditure program, including land purchases and new site and data center facility construction, and through acquisitions. We also regularly review our portfolios as to capital expenditures required to upgrade our infrastructure to our structural standards or address capacity, structural or permitting issues.

We expect that our 2022 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$820	to	$850
Ground lease purchases	$230	to	$250
Capital improvements and corporate expenditures	$170	to	$180
Redevelopment	$500	to	$520
Start-up capital projects	$280	to	$300
Total capital expenditures	$2,000	to	$2,100
_______________
(1)Includes the construction of approximately 6,000 to 7,000 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Proceeds from issuance of senior notes, net	$—	$1,398.1
Proceeds from credit facilities, net	1,990.0	320.0
Repayment of term loan	—	(750.0)
Repayment of securitized debt (1)	—	(763.5)
Repayments of senior notes (2)	(1,555.1)	—
Distributions to noncontrolling interest holders	(0.1)	(8.1)
Purchase of redeemable noncontrolling interest (3)	—	(2.5)
Distributions paid on common stock	(641.2)	(544.9)
___________
(1)During the three months ended March 31, 2021, we repaid all amounts outstanding under the InSite Debt.
(2)Includes the CoreSite Debt, which, as of December 31, 2021, included $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million. During the three months ended March 31, 2022, we repaid all amounts outstanding under the CoreSite Debt.
(3)During the three months ended March 31, 2021, we liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).
Repayment of 2.250% Senior Notes—On January 14, 2022, we repaid $600.0 million aggregate principal amount of the 2.250% Notes upon their maturity. The 2.250% Notes were repaid using borrowings under the 2021 Credit Facility. Upon completion of the repayment, none of the 2.250% Notes remained outstanding.
Offering of Senior Notes
3.650% Senior Notes and 4.050% Senior Notes Offering—On April 1, 2022, we completed a registered public offering of $650.0 million aggregate principal amount of 3.650% senior unsecured notes due 2027 (the “3.650% Notes”) and $650.0 million aggregate principal amount of 4.050% senior unsecured notes due 2032 (the “4.050% Notes,” and, together with the 3.650% Notes, the “Notes”). The net proceeds from this offering were approximately $1,282.6 million, after deducting commissions and estimated expenses. We used the net proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility and the 2021 USD 364-Day Delayed Draw Term Loan.
The key terms of the Notes are as follows:

Senior Notes	Aggregate Principal Amount (in millions)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due (1)	Par Call Date (2)
3.650% Notes	$650.0	April 1, 2022	March 15, 2027	3.650%	September 15, 2022	March 15 and September 15	February 15, 2027
4.050% Notes	$650.0	April 1, 2022	March 15, 2032	4.050%	September 15, 2022	March 15 and September 15	December 15, 2031
___________
(1)Accrued and unpaid interest on U.S. Dollar (“USD”) denominated notes is payable in USD semi-annually in arrears and will be computed from the issue date on the basis of a 360-day year comprised of twelve 30-day months.

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
Repayment of CoreSite Debt—On January 7, 2022, we repaid the entire amount outstanding under the CoreSite Debt, plus accrued and unpaid interest up to, but excluding, January 7, 2022, for an aggregate redemption price of $962.9 million, including $80.1 million of prepayment consideration and $7.8 million in accrued and unpaid interest. The repayment of the CoreSite Debt was funded with borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
2021 Multicurrency Credit Facility—During the three months ended March 31, 2022, we borrowed an aggregate of $850.0 million under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the three months ended March 31, 2022, we borrowed an aggregate of $1.4 billion and repaid an aggregate of $260.0 million of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes. We currently have $21.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
As of March 31, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), our 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”), our $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) and our $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$5,206.1	June 30, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	2,550.0	January 31, 2027	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	913.0	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
2021 USD 364-Day Delayed Draw Term Loan	(4)	3,000.0	December 28, 2022		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 USD Two Year Delayed Draw Term Loan	(4)	1,500.0	December 28, 2023		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%

___________
(1)Represents interest rate above the London Interbank Offered Rate (“LIBOR”) for LIBOR based borrowings, interest rate above Euro Interbank Offer Rate (“EURIBOR”) for EURIBOR based borrowings and interest rate above the defined base rate for base rate borrowings, in each case based on our debt ratings.
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
During the three months ended March 31, 2022, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. During the three months ended March 31, 2022, we received an aggregate of $8.0 million in proceeds upon exercises of stock options.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of March 31, 2022, we have not sold any shares of common stock under the 2020 ATM Program.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $12.4 billion to our common stockholders, including the dividend to be paid in April 2022, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.

During the three months ended March 31, 2022, we paid $1.39 per share, or $633.5 million, to common stockholders of record. In addition, we declared a distribution of $1.40 per share, or $638.8 million, to be paid on April 29, 2022 to our common stockholders of record at the close of business on April 13, 2022.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of March 31, 2022, the amount accrued for distributions payable related to unvested restricted stock units was $9.1 million. During the three months ended March 31, 2022, we paid $6.6 million of distributions upon the vesting of restricted stock units.
Factors Affecting Sources of Liquidity
As discussed in the “Liquidity and Capital Resources” section of the 2021 Form 10-K, our liquidity depends on our ability to generate cash flow from operating activities, borrow funds under our credit facilities and maintain compliance with the contractual agreements governing our indebtedness. We believe that the debt agreements discussed below represent our material debt agreements that contain covenants, our compliance with which would be material to an investor’s understanding of our financial results and the impact of those results on our liquidity.
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of March 31, 2022, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended March 31, 2022 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~ $5.2	~ $0.7
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $17.1 (4)	~ $5.7
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.
Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan, the Telxius Acquisition and the CoreSite Acquisition are designated as a Qualified Acquisitions, whereby our Total Debt to Adjusted EBITDA ratio was adjusted to not exceed 7.50 to 1.00 for four fiscal quarters following consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021 and for four fiscal quarters following consummation of the CoreSite Acquisition, which began with the quarter ended December 31, 2021. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of March 31, 2022, $292.7 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Three Months Ended March 31, 2022	DSCR as of March 31, 2022	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$89.1	16.84x	$285.9	$288.7
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$141.6	10.60x	$555.7	$564.7
_____________

(1)Based on the net cash flow of the applicable issuer or borrower as of March 31, 2022 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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
As discussed above, we use our available liquidity and seek new sources of liquidity to fund capital expenditures, future growth and expansion initiatives, satisfy our distribution requirements and repay or repurchase our debt. If we determine that it is desirable or necessary to raise additional capital, we may be unable to do so, or such additional financing may be prohibitively expensive or restricted by the terms of our outstanding indebtedness. Additionally, as further discussed under the caption “Risk Factors” in Item 1A of the 2021 Form 10-K, extreme market volatility and disruption caused by the COVID-19 pandemic may impact our ability to raise additional capital through debt financing activities or our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations. If we are unable to raise capital when our needs arise, we may not be able to fund capital expenditures, future growth and expansion initiatives, satisfy our REIT distribution requirements and debt service obligations, or refinance our existing indebtedness.
In addition, our liquidity depends on our ability to generate cash flow from operating activities. As set forth under the caption “Risk Factors” in Item 1A of the 2021 Form 10-K, we derive a substantial portion of our revenues from a small number of customers and, consequently, a failure by a significant customer to perform its contractual obligations to us could adversely affect our cash flow and liquidity.
For more information regarding the terms of our outstanding indebtedness, please see note 8 to our consolidated financial statements included in the 2021 Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated and condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We evaluate our policies and estimates on an ongoing basis, including those related to impairment of long-lived assets, asset retirement obligations, revenue recognition, rent expense, income taxes and accounting for business combinations and acquisitions of assets, as further discussed in the 2021 Form 10-K. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2022. We have made no material changes to the critical accounting policies described in the 2021 Form 10-K.
During the three months ended March 31, 2022, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2022, we have three interest rate swap agreements related to a portion of our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of March 31, 2022 consisted of $5.2 billion under the 2021 Multicurrency Credit Facility, $2.6 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $3.0 billion under the 2021 USD 364-Day Delayed Draw Term Loan, $913.0 million under the 2021 EUR Three Year Delayed Draw Term Loan, $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan and $500.0 million under the interest rate swap agreements related to the 3.000% Notes. A 10% increase in current interest rates would result in an additional $5.4 million of interest expense for the three months ended March 31, 2022.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the three months ended March 31, 2022, 44% of our revenues and 49% of our total operating expenses were denominated in foreign currencies.
As of March 31, 2022, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $48.1 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2022. As of March 31, 2022, we have 7.3 billion EUR (approximately $8.0 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.9 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the three months ended March 31, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2022 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at Telxius and CoreSite, which were acquired in 2021, for the year ended December 31, 2021. We consider Telxius and CoreSite to be material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Telxius and CoreSite into our internal control structure.

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

ITEM 1A.	RISK FACTORS
There were no material changes to the risk factors disclosed in Item 1A of the 2021 Form 10-K.

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

4.1	Supplemental Indenture No. 12, dated as of April 1, 2022, by and between American Tower Corporation and U.S. Bank Trust Company, National Association, as Trustee, for the 3.650% Senior Notes due 2027 and the 4.050% Senior Notes due 2032	8-K	001-14195	April 1, 2022	4.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith as Exhibit 101	—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: April 27, 2022	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)