Form 10-Q
period 2022-06-30
AMERICAN TOWER CORP /MA/
filed 2022-07-28
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of July 21, 2022, there were 465,586,908 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,066.7	$1,949.9
Restricted cash	136.4	393.4
Accounts receivable, net	792.7	728.9
Prepaid and other current assets	729.8	657.2
Total current assets	3,725.6	3,729.4
PROPERTY AND EQUIPMENT, net	19,716.0	19,784.0
GOODWILL	12,969.5	13,350.1
OTHER INTANGIBLE ASSETS, net	19,225.6	20,727.2
DEFERRED TAX ASSET	132.6	131.6
DEFERRED RENT ASSET	2,760.9	2,539.6
RIGHT-OF-USE ASSET	9,159.2	9,225.1
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	427.4	400.9
TOTAL	$68,116.8	$69,887.9
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$194.5	$272.4
Accrued expenses	1,262.2	1,412.8
Distributions payable	672.5	642.1
Accrued interest	236.6	254.7
Current portion of operating lease liability	762.6	712.6
Current portion of long-term obligations	3,603.9	4,568.7
Unearned revenue	729.4	1,204.0
Total current liabilities	7,461.7	9,067.3
LONG-TERM OBLIGATIONS	37,240.1	38,685.5
OPERATING LEASE LIABILITY	7,862.0	8,041.8
ASSET RETIREMENT OBLIGATIONS	2,029.7	2,003.0
DEFERRED TAX LIABILITY	1,604.9	1,830.9
OTHER NON-CURRENT LIABILITIES	1,192.2	1,189.8
Total liabilities	57,390.6	60,818.3
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 476,500 and 466,687 shares issued; and 465,585 and 455,772 shares outstanding, respectively	4.8	4.7
Additional paid-in capital	14,606.8	12,240.2
Distributions in excess of earnings	(842.3)	(1,142.4)
Accumulated other comprehensive loss	(5,528.2)	(4,738.9)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	6,958.7	5,081.2
Noncontrolling interests	3,767.5	3,988.4
Total equity	10,726.2	9,069.6
TOTAL	$68,116.8	$69,887.9
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Property	$2,614.5	$2,233.0	$5,215.3	$4,362.7
Services	59.8	65.9	119.3	94.7
Total operating revenues	2,674.3	2,298.9	5,334.6	4,457.4
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	794.0	623.3	1,565.5	1,186.6
Services	28.9	24.6	56.8	35.6
Depreciation, amortization and accretion	826.5	554.8	1,642.3	1,077.3
Selling, general, administrative and development expense	222.9	207.2	516.8	389.8
Other operating expenses	19.7	39.8	45.8	90.2
Total operating expenses	1,892.0	1,449.7	3,827.2	2,779.5
OPERATING INCOME	782.3	849.2	1,507.4	1,677.9
OTHER INCOME (EXPENSE):
Interest income	14.3	7.6	24.2	19.0
Interest expense	(276.6)	(213.7)	(539.0)	(420.7)
Loss on retirement of long-term obligations	—	—	—	(25.7)
Other income (including foreign currency gains of $394.7, $146.9, $636.8 and $241.6 respectively)	378.3	177.6	630.9	272.8
Total other income (expense)	116.0	(28.5)	116.1	(154.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	898.3	820.7	1,623.5	1,523.3
Income tax provision	(7.4)	(72.8)	(29.9)	(123.1)
NET INCOME	890.9	747.9	1,593.6	1,400.2
Net loss (income) attributable to noncontrolling interests	7.3	(1.6)	16.3	(8.9)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$898.2	$746.3	$1,609.9	$1,391.3
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.96	$1.66	$3.52	$3.11
Diluted net income attributable to American Tower Corporation common stockholders	$1.95	$1.65	$3.51	$3.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	458,776	450,617	457,369	447,569
DILUTED	459,819	452,354	458,564	449,390
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$890.9	$747.9	$1,593.6	$1,400.2
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	—	(0.0)	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	—	0.1	—	0.1
Foreign currency translation adjustments, net of tax benefit of $(0.2), $(0.0), $(0.2) and $(0.0), respectively.	(1,136.4)	118.8	(1,042.0)	(204.9)
Other comprehensive (loss) income	(1,136.4)	118.9	(1,042.0)	(204.8)
Comprehensive (loss) income	(245.5)	866.8	551.6	1,195.4
Comprehensive loss (income) attributable to noncontrolling interests	168.5	(9.2)	269.0	4.9
Allocation of accumulated other comprehensive income resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	—	47.4	—	47.5
Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(77.0)	$905.0	$820.6	$1,247.8
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,593.6	$1,400.2
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	1,642.3	1,077.3
Stock-based compensation expense	98.9	69.9
Loss on early retirement of long-term obligations	—	25.7
Other non-cash items reflected in statements of operations	(655.5)	(209.1)
Increase in net deferred rent balances	(222.7)	(224.7)
Right-of-use asset and Operating lease liability, net	(7.1)	14.7
Changes in unearned revenue	(495.3)	111.2
Increase in assets	(240.3)	(219.6)
Decrease in liabilities	(135.0)	(1.0)
Cash provided by operating activities	1,578.9	2,044.6
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(756.2)	(602.7)
Payments for acquisitions, net of cash acquired	(218.3)	(8,882.6)
Proceeds from sale of short-term investments and other non-current assets	9.2	7.9
Payment for investments in equity securities	—	(25.0)
Deposits and other	61.8	(3.2)
Cash used for investing activities	(903.5)	(9,505.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under credit facilities	2,900.0	6,511.8
Proceeds from issuance of senior notes, net	1,293.6	3,828.0
Proceeds from term loans	—	2,347.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(5,954.0)	(6,008.4)
Distributions to noncontrolling interest holders	(0.1)	(225.7)
Contributions from noncontrolling interest holders	48.4	—
Proceeds from stock options and employee stock purchase plan	19.8	26.6
Distributions paid on common stock	(1,280.1)	(1,096.4)
Proceeds from the issuance of common stock, net	2,291.7	2,361.8
Payment for early retirement of long-term obligations	—	(61.9)
Deferred financing costs and other financing activities	(74.7)	(93.3)
Purchase of redeemable noncontrolling interest	—	(2.5)
Cash (used for) provided by financing activities	(755.4)	7,587.0
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(60.2)	13.4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(140.2)	139.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,343.3	1,861.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,203.1	$2,000.8
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $4.9 AND $32.4, RESPECTIVELY)	$181.4	$62.2
CASH PAID FOR INTEREST	$529.9	$388.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$10.3	$28.1
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(35.4)	$(27.1)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended June 30, 2021 and 2022	Issued Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2021	455,708	$4.6	(10,915)	$(1,282.4)	$10,474.6	$(4,061.6)	$(1,251.8)	$455.5	$4,338.9
Stock-based compensation related activity	300	0.0	—	—	39.1	—	—	—	39.1
Issuance of common stock-stock purchase plan	38	0.0	—	—	7.7	—	—	—	7.7
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	111.2	—	11.1	122.3
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Distributions to noncontrolling interest holders	—	—	—	—	(214.9)	—	—	—	(214.9)
Common stock distributions declared	—	—	—	—	—	—	(579.5)	—	(579.5)
Net income	—	—	—	—	—	—	746.3	1.6	747.9
BALANCE, JUNE 30, 2021	465,946	$4.7	(10,915)	$(1,282.4)	$12,019.8	$(3,902.9)	$(1,085.0)	$1,069.2	$6,823.4

BALANCE, APRIL 1, 2022	467,192	$4.7	(10,915)	$(1,282.4)	$12,266.1	$(4,553.0)	$(1,072.4)	$3,887.7	$9,250.7
Stock-based compensation related activity	85	0.0	—	—	40.8	—	—	—	40.8
Issuance of common stock-stock purchase plan	38	0.0	—	—	8.3	—	—	—	8.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(975.2)	—	(161.2)	(1,136.4)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	48.4	48.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.1)	(0.1)
Common stock distributions declared	—	—	—	—	—	—	(668.1)	—	(668.1)
Net income (loss)	—	—	—	—	—	—	898.2	(7.3)	890.9
BALANCE, JUNE 30, 2022	476,500	$4.8	(10,915)	$(1,282.4)	$14,606.8	$(5,528.2)	$(842.3)	$3,767.5	$10,726.2

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Six Months Ended June 30, 2021 and 2022	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity	737	0.0	—	—	38.4	—	—	—	38.4
Issuance of common stock- stock purchase plan	38	0.0	—	—	7.7	—	—	—	7.7
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(191.1)	—	(10.1)	(201.2)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Distributions to noncontrolling interest holders	—	—	—	—	(214.9)	—	—	(0.3)	(215.2)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	(0.1)	0.1	—	—	—
Common stock distributions declared	—	—	—	—	—	—	(1,133.3)	—	(1,133.3)
Net income	—	—	—	—	—	—	1,391.3	5.4	1,396.7
BALANCE, JUNE 30, 2021	465,946	$4.7	(10,915)	$(1,282.4)	$12,019.8	$(3,902.9)	$(1,085.0)	$1,069.2	$6,823.4

BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	590	0.0	—	—	66.7	—	—	—	66.7
Issuance of common stock- stock purchase plan	38	0.0	—	—	8.3	—	—	—	8.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(789.3)	—	(252.7)	(1,042.0)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	48.4	48.4
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.3)	(0.3)
Common stock distributions declared	—	—	—	—	—	—	(1,309.8)	—	(1,309.8)
Net income (loss)	—	—	—	—	—	—	1,609.9	(16.3)	1,593.6
BALANCE, JUNE 30, 2022	476,500	$4.8	(10,915)	$(1,282.4)	$14,606.8	$(5,528.2)	$(842.3)	$3,767.5	$10,726.2
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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
As of June 30, 2022, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests) and (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest). As of June 30, 2022, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the three and six months ended June 30, 2022 and 2021.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$2,066.7	$1,928.0
Restricted cash	136.4	72.8
Total cash, cash equivalents and restricted cash	$2,203.1	$2,000.8
The increase in restricted cash during the six months ended June 30, 2022 was due to advance payments from a customer received during the year ended December 31, 2021.
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located and its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with customers that are generally not accounted for as leases.
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and six months ended June 30, 2022.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended June 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$73.8	$4.9	$7.1	$6.8	$38.6	$26.0	$157.2
Services revenue	59.8	—	—	—	—	—	59.8
Total non-lease revenue	$133.6	$4.9	$7.1	$6.8	$38.6	$26.0	$217.0
Property lease revenue	1,162.1	293.1	278.4	172.0	386.6	165.1	2,457.3
Total revenue	$1,295.7	$298.0	$285.5	$178.8	$425.2	$191.1	$2,674.3

Three Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$70.1	$1.7	$6.3	$1.7	$33.9	$—	$113.7
Services revenue	65.9	—	—	—	—	—	65.9
Total non-lease revenue	$136.0	$1.7	$6.3	$1.7	$33.9	$—	$179.6
Property lease revenue	1,160.8	296.5	241.7	86.1	331.7	2.5	2,119.3
Total revenue	$1,296.8	$298.2	$248.0	$87.8	$365.6	$2.5	$2,298.9

Six Months Ended June 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$148.0	$7.9	$14.2	$9.2	$75.9	$51.8	$307.0
Services revenue	119.3	—	—	—	—	—	119.3
Total non-lease revenue	$267.3	$7.9	$14.2	$9.2	$75.9	$51.8	$426.3
Property lease revenue	2,320.3	588.6	539.1	368.1	768.6	323.6	4,908.3
Total revenue	$2,587.6	$596.5	$553.3	$377.3	$844.5	$375.4	$5,334.6

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Six Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$141.7	$4.2	$11.2	$3.9	$65.8	$—	$226.8
Services revenue	94.7	—	—	—	—	—	94.7
Total non-lease revenue	$236.4	$4.2	$11.2	$3.9	$65.8	$—	$321.5
Property lease revenue	2,318.0	575.4	472.5	128.5	636.5	5.0	4,135.9
Total revenue	$2,554.4	$579.6	$483.7	$132.4	$702.3	$5.0	$4,457.4
_______________
(1)Data Centers consists of the Company’s data center facilities located in the United States. For the three and six months ended June 30, 2021, revenue attributable to the Company’s data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Property revenue for the three months ended June 30, 2022 and 2021 includes straight-line revenue of $113.3 million and $104.8 million, respectively. Property revenue for the six months ended June 30, 2022 and 2021 includes straight-line revenue of $222.7 million and $224.7 million, respectively.
Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of June 30, 2022, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Prepaid assets	$126.2	$94.5
Prepaid income tax	137.6	128.6
Unbilled receivables	283.2	269.6
Value added tax and other consumption tax receivables	93.7	83.9
Other miscellaneous current assets	89.1	80.6
Prepaid and other current assets	$729.8	$657.2
3.    LEASES
The Company determines if an arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the communications infrastructure or ground space underneath communications infrastructure for a period of time in exchange for consideration. The Company is both a lessor and a lessee.
During the six months ended June 30, 2022, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2021 Form 10-K. As of June 30, 2022, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of June 30, 2022 were as follows:

Fiscal Year	Amount (1)
Remainder of 2022	$3,333.2
2023	7,235.7
2024	6,963.5
2025	6,443.2
2026	5,858.5
Thereafter	30,175.5
Total	$60,009.6
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K. There were no material impairments recorded related to these assets during the three and six months ended June 30, 2022 and 2021.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of June 30, 2022, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the six months ended June 30, 2022, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the six months ended June 30, 2022.
Information about other lease-related balances is as follows:

	As of
	June 30, 2022	December 31, 2021
Operating leases:
Right-of-use asset	$9,159.2	$9,225.1

Current portion of lease liability	$762.6	$712.6
Lease liability	7,862.0	8,041.8
Total operating lease liability	$8,624.6	$8,754.4
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	June 30, 2022	December 31, 2021
Operating leases:
Weighted-average remaining lease term (years)	12.5	13.0
Weighted-average incremental borrowing rate	5.1%	5.1%
The following table sets forth the components of lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$304.2	$268.4	$610.7	$519.7
Variable lease costs not included in lease liability (1)	96.3	85.1	197.7	154.4
______________
(1)Includes property tax paid on behalf of the landlord.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(636.2)	$(507.0)

Non-cash items:
New operating leases (1)	$234.9	$1,443.3
Operating lease modifications and reassessments	$105.9	$166.8
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions. For the six months ended June 30, 2021, includes $1.3 billion related to the Telxius Acquisition (as defined in note 14).

As of June 30, 2022, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of June 30, 2022 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2022	$562.9
2023	1,087.5
2024	1,042.8
2025	983.3
2026	930.6
Thereafter	7,082.3
Total lease payments	11,689.4
Less amounts representing interest	(3,064.8)
Total lease liability	8,624.6
Less current portion of lease liability	762.6
Non-current lease liability	$7,862.0
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2022	$4,648.4	$990.1	$612.2	$3,230.4	$888.6	$2,978.4	$2.0	$13,350.1
Adjustments (1)	—	—	—	11.7	4.3	(60.3)	—	(44.3)
Other (2)	(7.4)	—	—	—	—	—	—	(7.4)
Effect of foreign currency translation	(0.8)	(58.3)	(44.3)	(254.3)	28.8	—	—	(328.9)
Balance as of June 30, 2022	$4,640.2	$931.8	$567.9	$2,987.8	$921.7	$2,918.1	$2.0	$12,969.5
_______________
(1)Europe and Latin America consist of measurement period adjustments related to the Telxius Acquisition. Data Centers consists of measurement period adjustments related to the CoreSite Acquisition.
(2)Other represents the goodwill associated with certain operations acquired in connection with the Company’s acquisition of InSite Wireless Group, LLC. These business operations were sold during the six months ended June 30, 2022.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s other intangible assets subject to amortization consisted of the following:

		As of June 30, 2022			As of December 31, 2021
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,172.4	$(2,439.0)	$3,733.4	$6,294.6	$(2,305.1)	$3,989.5
Acquired tenant-related intangibles	Up to 20	19,572.1	(5,526.0)	14,046.1	20,030.5	(5,051.5)	14,979.0
Acquired licenses and other intangibles	2-20	1,735.2	(289.1)	1,446.1	1,807.9	(49.2)	1,758.7
Total other intangible assets		$27,479.7	$(8,254.1)	$19,225.6	$28,133.0	$(7,405.8)	$20,727.2
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of June 30, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three and six months ended June 30, 2022 was $460.9 million and $919.5 million, respectively. Amortization of intangible assets for the three and six months ended June 30, 2021 was $274.8 million and $528.2 million, respectively. The increase in amortization expense is primarily due to intangible assets acquired since the beginning of the prior-year period, including as a result of the Telxius Acquisition and the CoreSite Acquisition. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

Fiscal Year	Amount
Remainder of 2022	$893.5
2023	1,612.2
2024	1,383.4
2025	1,352.7
2026	1,317.5
2027	1,314.9

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Accrued construction costs	$129.2	$197.3
Accrued income tax payable	19.8	84.8
Accrued pass-through costs	137.9	91.0
Amounts payable for acquisitions	85.4	95.2
Amounts payable to tenants	87.2	81.1
Accrued property and real estate taxes	281.7	255.3
Accrued rent	79.0	78.8
Payroll and related withholdings	98.3	124.7
Other accrued expenses	343.7	404.6
Total accrued expenses	$1,262.2	$1,412.8
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	June 30, 2022	December 31, 2021	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$4,545.5	$4,388.4	June 30, 2025
2021 Term Loan (1)	995.8	995.4	January 31, 2027
2021 Credit Facility (1)	2,065.0	1,410.0	January 31, 2027
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	864.4	937.6	May 28, 2024
2021 USD 364-Day Delayed Draw Term Loan (1)	599.3	2,998.5	December 28, 2022
2021 USD Two Year Delayed Draw Term Loan (1)	1,498.8	1,498.4	December 28, 2023
2.250% senior notes (3)	—	600.3	N/A
3.50% senior notes	998.9	997.9	January 31, 2023
3.000% senior notes	695.1	709.9	June 15, 2023
0.600% senior notes	498.4	497.9	January 15, 2024
5.00% senior notes	1,000.7	1,000.9	February 15, 2024
3.375% senior notes	647.6	647.0	May 15, 2024
2.950% senior notes	645.5	644.7	January 15, 2025
2.400% senior notes	746.7	746.1	March 15, 2025
1.375% senior notes (4)	520.3	563.8	April 4, 2025
4.000% senior notes	746.1	745.5	June 1, 2025
1.300% senior notes	496.8	496.4	September 15, 2025
4.400% senior notes	497.9	497.6	February 15, 2026
1.600% senior notes	695.7	695.2	April 15, 2026
1.950% senior notes (4)	520.6	564.3	May 22, 2026
1.450% senior notes	593.7	593.0	September 15, 2026
3.375% senior notes	992.0	991.2	October 15, 2026
3.125% senior notes	398.4	398.3	January 15, 2027
2.750% senior notes	745.6	745.2	January 15, 2027
0.450% senior notes (4)	781.0	847.1	January 15, 2027
0.400% senior notes (4)	518.7	562.5	February 15, 2027
3.650% senior notes	642.4	—	March 15, 2027
3.55% senior notes	745.9	745.5	July 15, 2027
3.600% senior notes	694.7	694.3	January 15, 2028
0.500% senior notes (4)	779.2	845.3	January 15, 2028
1.500% senior notes	646.1	645.8	January 31, 2028

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.950% senior notes	592.1	591.6	March 15, 2029
0.875% senior notes (4)	780.9	847.3	May 21, 2029
3.800% senior notes	1,636.0	1,635.1	August 15, 2029
2.900% senior notes	743.0	742.5	January 15, 2030
2.100% senior notes	741.7	741.2	June 15, 2030
0.950% senior notes (4)	517.0	561.0	October 5, 2030
1.875% senior notes	791.9	791.4	October 15, 2030
2.700% senior notes	694.0	693.7	April 15, 2031
2.300% senior notes	691.4	691.0	September 15, 2031
1.000% senior notes (4)	674.3	731.7	January 15, 2032
4.050% senior notes	641.8	—	March 15, 2032
1.250% senior notes (4)	517.1	561.2	May 21, 2033
3.700% senior notes	592.2	592.1	October 15, 2049
3.100% senior notes	1,038.1	1,038.0	June 15, 2050
2.950% senior notes	1,021.8	1,021.5	January 15, 2051
Total American Tower Corporation debt	38,490.1	39,943.3

Series 2013-2A securities (5)	1,298.9	1,298.2	March 15, 2023
Series 2018-1A securities (5)	495.7	495.3	March 15, 2028
Series 2015-2 notes (6)	523.1	522.7	June 16, 2025
CoreSite Debt (7)	—	955.1	N/A
Other subsidiary debt (8)	5.9	8.0	Various
Total American Tower subsidiary debt	2,323.6	3,279.3
Finance lease obligations	30.3	31.6
Total	40,844.0	43,254.2
Less current portion of long-term obligations	(3,603.9)	(4,568.7)
Long-term obligations	$37,240.1	$38,685.5
_______________
(1)Accrues interest at a variable rate.
(2)As of June 30, 2022 reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
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

Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $600.0 million in borrowings under the 2021 USD 364-Day Delayed Draw Term Loan (as defined below) due December 28, 2022, (ii) $1.3 billion aggregate principal amount of the Company’s Secured Tower Revenue Securities, Series 2013-2A due March 15, 2023, (iii) $1.0 billion aggregate principal amount of the Company’s 3.50% senior unsecured notes due January 31, 2023 and (iv) $700.0 million aggregate principal amount of the Company’s 3.000% senior unsecured notes due June 15, 2023.
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

Bank Facilities
2021 Multicurrency Credit Facility—During the six months ended June 30, 2022, the Company borrowed an aggregate of $850.0 million and repaid an aggregate of $600.0 million of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes.

2021 Credit Facility—During the six months ended June 30, 2022, the Company borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.4 billion of revolving indebtedness under the Company’s $4.0 billion senior unsecured

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes.
Repayments under the 2021 USD 364-Day Delayed Draw Term Loan—On April 6, 2022, the Company repaid $100.0 million of indebtedness under the Company’s $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes and cash on hand. On June 10, 2022, the Company repaid $2.3 billion of indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the June 2022 common stock offering (as further discussed in note 10) and cash on hand.
As of June 30, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), the Company’s 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”), the 2021 USD 364-Day Delayed Draw Term Loan and the Company’s $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$4,545.5	$3.5	June 30, 2025	(3)	1.125%	0.110%
2021 Credit Facility	2,065.0	24.2	January 31, 2027	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	864.9	N/A	May 28, 2024		1.125%	N/A
2021 USD 364-Day Delayed Draw Term Loan	600.0	N/A	December 28, 2022		1.125%	N/A
2021 USD Two Year Delayed Draw Term Loan	1,500.0	N/A	December 28, 2023		1.125%	N/A
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	June 30, 2022			December 31, 2021
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$—	—	—	$11.0	—
Investments in equity securities (1)	$29.3	—	—	$37.1	—	—
Liabilities:
Interest rate swap agreements	—	$4.7	—	—	—	—
Fair value of debt related to interest rate swap agreements (2)	$(3.6)	—	—	$12.2	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and six months ended June 30, 2022, the Company recognized unrealized losses of $17.3 million and $7.8 million, respectively, for equity securities held as of June 30, 2022.
(2)Included in the carrying values of the corresponding debt obligations.

During the six months ended June 30, 2022, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2021 Form 10-K that it used to measure the fair value of its interest rate swap agreements. In January 2022, the interest rate swap agreements with certain lenders under the 2.250% Notes expired upon maturity of the underlying debt. As of June 30, 2022, there were no amounts outstanding under the interest rate swap agreements under the 2.250% Notes.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three and six months ended June 30, 2022 and 2021. There were no other items measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2022 or 2021.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at June 30, 2022 and December 31, 2021 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of June 30, 2022 and December 31, 2021, the carrying value of long-term obligations, including the current portion, was $40.8 billion and $43.3 billion, respectively. As of June 30, 2022, the fair value of long-term obligations, including the current portion, was $37.7 billion, of which $24.8 billion was measured using Level 1 inputs and $12.9 billion was measured using Level 2 inputs. As of December 31, 2021, the fair value of long-term obligations, including the current portion, was $44.1 billion, of which $28.5 billion was measured using Level 1 inputs and $15.6 billion was measured using Level 2 inputs.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The decreases in the income tax provision during the three and six months ended June 30, 2022 were primarily attributable to the reversal of valuation allowances of $42.5 million and $79.7 million, respectively, in certain jurisdictions. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

As of June 30, 2022 and December 31, 2021, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $102.7 million and $94.8 million, respectively. The amount of unrecognized tax benefits during the three and six months ended June 30, 2022 includes (i) additions to the Company’s existing tax positions, including remeasurements of acquired liabilities, of $7.9 million and $9.6 million, respectively and (ii) reductions due to foreign currency exchange rate fluctuations of $4.9 million and $2.4 million, respectively. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2021 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $20.7 million.

The Company recorded the following penalties and income tax-related interest expense during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Penalties and income tax-related interest expense (1)	$4.2	$29.8	$11.5	$33.5
_______________
(1)Three and six months ended June 30, 2021 reflect an increase of $16.6 million due to a reclassification of unrecognized tax benefits to penalties and income tax-related interest expense.
As of June 30, 2022 and December 31, 2021, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $54.5 million and $42.3 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of June 30, 2022, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.1 million shares of common stock under the 2007 Plan. In connection with the CoreSite Acquisition, the Company assumed the remaining shares previously available for issuance under a plan approved by the CoreSite shareholders, which converted into 1.4 million shares of the Company’s common stock. These shares will be available for issuance under the 2007 Plan, however, will only be available for grants to certain employees and will not be available for issuance beyond the period when they would have been available under the CoreSite plan, or March 20, 2023, at which time they will no longer be available for grant. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and six months ended June 30, 2022 and 2021, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense	$42.2	$31.9	$98.9	$69.9
Stock Options—As of June 30, 2022, there was no unrecognized compensation expense related to unvested stock options.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The Company’s option activity for the six months ended June 30, 2022 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2022	1,067,999
Exercised	(143,456)
Forfeited	—
Expired	—
Outstanding as of June 30, 2022	924,543
Restricted Stock Units—As of June 30, 2022, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan, including the CoreSite Replacement Awards (as defined below), was $233.7 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). In December 2021, in connection with the CoreSite Acquisition, the Company assumed and converted certain equity awards previously granted by CoreSite under its equity plan into corresponding equity awards with respect to shares of the Company’s common stock (the “CoreSite Replacement Awards”). As of June 30, 2022, total unrecognized compensation expense related to the CoreSite Replacement Awards was $13.0 million and is expected to be recognized over a weighted average period of approximately one year.
Performance-Based Restricted Stock Units—During the six months ended June 30, 2022, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 98,542 PSUs (the “2022 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2021 and 2020, the Compensation Committee granted an aggregate of 98,694 PSUs (the “2021 PSUs”) and 110,925 PSUs (the “2020 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. During the year ended December 31, 2020, in connection with the retirement of the Company’s former Chief Executive Officer, an aggregate of 40,186 shares underlying the 2020 PSUs were forfeited, which included the target number of shares issuable at the end of the three-year performance period for such executive’s 2020 PSUs. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2022 PSUs, the 2021 PSUs and the 2020 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the six months ended June 30, 2022 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2022 (1) (2)	1,298,178	267,621
Granted (3)	702,278	98,542
Vested and Released (4)	(533,157)	(98,188)
Forfeited	(43,181)	—
Outstanding as of June 30, 2022	1,424,118	267,975
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
(4)Includes 17,121 shares of previously vested and deferred RSUs. PSUs consist of shares vested pursuant to the 2019 PSUs. There are no additional shares to be earned related to the 2019 PSUs.
During the three and six months ended June 30, 2022, the Company recorded $10.0 million and $18.3 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at June 30, 2022 was $17.0 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the six months ended June 30, 2022, the Company received an aggregate of $19.8 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of June 30, 2022, the Company has not sold any shares of common stock under the 2020 ATM Program.
Common Stock Offering—On June 7, 2022, the Company completed a registered public offering of 9,185,000 shares of its common stock, par value $0.01 per share, (which includes the full exercise of the underwriters’ over-allotment option) at $256.00 per share. Aggregate net proceeds from this offering were approximately $2.3 billion after deducting underwriting discounts and estimated offering expenses. The Company used the net proceeds to repay existing indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan.
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
During the six months ended June 30, 2022, there were no repurchases under either of the Buyback Programs. As of June 30, 2022, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
for an aggregate of $1.5 billion, including commissions and fees. As of June 30, 2022, the Company has not made any repurchases under the 2017 Buyback.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the six months ended June 30, 2022, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 18, 2022	July 8, 2022	June 17, 2022	$1.43	$665.8
March 10, 2022	April 29, 2022	April 13, 2022	$1.40	$638.8
December 15, 2021	January 14, 2022	December 27, 2021	$1.39	$633.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the six months ended June 30, 2021, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
May 27, 2021	July 9, 2021	June 18, 2021	$1.27	$577.8
March 4, 2021	April 29, 2021	April 13, 2021	$1.24	$551.5
December 3, 2020	February 2, 2021	December 28, 2020	$1.21	$537.6
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2022, the amount accrued for distributions payable related to unvested restricted stock units was $11.2 million. During the six months ended June 30, 2022 and 2021, the Company paid $6.8 million and $7.3 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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
As of June 30, 2022, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In August 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (“BDT”) (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.
The changes in noncontrolling interests were as follows:

	Six Months Ended June 30,
	2022	2021
Balance as of January 1,	$3,988.4	$474.9
Adjustment to noncontrolling interest due to reorganization (1)	—	601.0
Redemption of noncontrolling interest (2)	—	(1.7)
Net (loss) income attributable to noncontrolling interests	(16.3)	5.4
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(252.7)	(10.1)
Contributions from noncontrolling interest holders	48.4	—
Distributions to noncontrolling interest holders	(0.3)	(0.3)
Balance as of June 30,	$3,767.5	$1,069.2
_______________
(1)Represents the impact of the reorganization of European interests described above on Noncontrolling interests.
(2)Represents the impact of the purchase of interests described above on Noncontrolling interests.
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to American Tower Corporation common stockholders	$898.2	$746.3	$1,609.9	$1,391.3
Basic weighted average common shares outstanding	458,776	450,617	457,369	447,569
Dilutive securities	1,043	1,737	1,195	1,821
Diluted weighted average common shares outstanding	459,819	452,354	458,564	449,390
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.96	$1.66	$3.52	$3.11
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.95	$1.65	$3.51	$3.10
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	89	3	114	1

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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,000 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of June 30, 2022, the Company has purchased an aggregate of approximately 400 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, the Company has also acquired data center facilities and related assets, including through the CoreSite Acquisition, as discussed below. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the six months ended June 30, 2022 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and six months ended June 30, 2022 and 2021, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Acquisition and merger related expenses	$3.5	$28.9	$9.2	$63.5
Integration costs	$14.8	$9.4	$24.8	$26.0
During the six months ended June 30, 2022 and 2021, the Company also recorded benefits of $4.3 million and $4.4 million, respectively, related to pre-acquisition contingencies and settlements. The three and six months ended June 30, 2021 included acquisition and merger related costs associated with the Telxius Acquisition.
2022 Transactions
The estimated aggregate impact of the acquisitions completed in 2022 on the Company’s revenues and gross margin for the three and six months ended June 30, 2022 was not material to the Company’s operating results. The revenues and gross margin amounts also reflect incremental revenues from the addition of new customers to communications infrastructure assets subsequent to the transaction date.
Spain Fiber Acquisition—During the three months ended June 30, 2022, the Company acquired fiber connected to the Company’s communications sites in Spain from Telefónica de España S.A.U. for an aggregate total purchase price of 120.1 million EUR (approximately $128.8 million at the dates of closing), including value added tax. Of the aggregate purchase price, 73.2 million EUR (approximately $76.8 million) is reflected as a payable in the consolidated balance sheet as of June 30, 2022. This acquisition is being accounted for as an asset acquisition and is included in the table below in “Other.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Other Acquisitions—During the six months ended June 30, 2022, the Company acquired a total of 144 communications sites, as well as other communications infrastructure assets, in the United States, Canada, France, Mexico, Nigeria and Poland, including 96 communications sites in connection with the Company’s agreement with Orange S.A. (“Orange”), as further described below, for an aggregate purchase price of $85.4 million. Of the aggregate purchase price, $3.3 million is reflected as a payable in the consolidated balance sheet as of June 30, 2022. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2022 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$27.0
Property and equipment	54.6
Intangible assets (1):
Tenant-related intangible assets	122.4
Network location intangible assets	14.1
Other intangible assets	—
Other non-current assets	16.3
Current liabilities	(0.6)
Deferred tax liability	—
Other non-current liabilities	(19.6)
Net assets acquired	214.2
Goodwill	—
Fair value of net assets acquired	214.2
Purchase price	$214.2
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis generally over a 20 year period.
Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. In addition to the 96 communications sites acquired during the three months ended June 30, 2022, the Company acquired 1,197 of these communications sites during the years ended December 31, 2020 and 2021. Subsequent to June 30, 2022, the Company completed the acquisition of an additional 84 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
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
Of the aggregate purchase price, 247.7 million EUR (approximately $259.7 million), including post-closing adjustments, of deferred payments are due in September 2025 and are reflected in Other non-current liabilities in the consolidated balance sheet as of June 30, 2022. The acquired operations in Germany and Spain are included in the Europe property

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination.
The following table summarizes the preliminary and updated allocations of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Telxius Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of June 30, 2022.

	Preliminary Allocation (1)	Updated Allocation
Current assets	$289.0	$284.1
Property and equipment	1,417.7	1,323.6
Intangible assets (2):
Tenant-related intangible assets	5,391.2	5,381.8
Network location intangible assets	675.8	674.5
Other intangible assets	—	—
Other non-current assets	1,380.3	1,454.3
Current liabilities	(331.9)	(345.2)
Deferred tax liability	(1,227.5)	(1,191.7)
Other non-current liabilities	(1,504.8)	(1,522.1)
Net assets acquired	6,089.8	6,059.3
Goodwill	3,500.0	3,533.0
Fair value of net assets acquired	9,589.8	9,592.3
Purchase price	$9,589.8	$9,592.3
_______________
(1)Balances reflect the preliminary allocation as of September 30, 2021 following the August 2, 2021 closing of the second tranche of the Telxius Acquisition in Germany.
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
The following table summarizes the preliminary and updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the CoreSite Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of June 30, 2022.

	Preliminary Allocation	Updated Allocation
Current assets	$99.8	$99.6
Property and equipment	5,129.0	5,289.5
Intangible assets (1):
Tenant-related intangible assets	665.0	655.0
Network location intangible assets	—	—
Other intangible assets	1,709.0	1,636.3
Other non-current assets	332.9	330.1
Current liabilities	(156.6)	(153.6)
Deferred tax liability	—	—
Other non-current liabilities	(323.1)	(340.6)
Net assets acquired	7,456.0	$7,516.3
Goodwill	2,943.3	2,883.0
Fair value of net assets acquired	10,399.3	10,399.3
Debt assumed	(955.1)	(955.1)
Purchase price	$9,444.2	$9,444.2
_______________
(1)Tenant-related intangible assets are amortized on a straight-line basis generally over a 20 year period. Other intangible assets are amortized on a straight-line basis generally over periods ranging from approximately 2 years to 10 years.

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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pro forma revenues	$2,675.5	$2,604.9	$5,338.3	$5,109.1
Pro forma net income attributable to American Tower Corporation common stockholders	$898.4	$659.4	$1,610.1	$1,209.6
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.93	$1.42	$3.46	$2.61
Diluted net income attributable to American Tower Corporation common stockholders	$1.93	$1.42	$3.45	$2.60
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
Data Centers—During the fourth quarter of 2021, as a result of the CoreSite Acquisition, the Company established the Data Centers segment as a reportable segment. The Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different services from, and requires different resources, skill sets and marketing strategies than, the existing property operating segment in the U.S. & Canada. Prior to this revision, the Company operated in five property business segments: (i) U.S. & Canada property, (ii) Asia-Pacific property, (iii) Africa property, (iv) Europe property and (v) Latin America property.
The change in reportable segments had no impact on the Company’s consolidated financial statements for any prior periods. Historical financial information included in this Quarterly Report has been adjusted to reflect the change in reportable segments.
As of June 30, 2022, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

	Property						Total Property	Services	Other	Total
Three Months Ended June 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,235.9	$298.0	$285.5	$178.8	$425.2	$191.1	$2,614.5	$59.8		$2,674.3
Segment operating expenses	212.6	181.7	111.9	75.3	133.5	79.0	794.0	28.9		822.9
Segment gross margin	1,023.3	116.3	173.6	103.5	291.7	112.1	1,820.5	30.9		1,851.4
Segment selling, general, administrative and development expense (1)	43.5	6.1	22.0	14.1	25.9	15.5	127.1	5.1		132.2
Segment operating profit	$979.8	$110.2	$151.6	$89.4	$265.8	$96.6	$1,693.4	$25.8		$1,719.2
Stock-based compensation expense									$42.2	42.2
Other selling, general, administrative and development expense									48.5	48.5
Depreciation, amortization and accretion									826.5	826.5
Other income (2)									(96.3)	(96.3)
Income from continuing operations before income taxes										$898.3
Total assets	$26,882.2	$4,972.0	$4,752.8	$11,259.4	$8,736.9	$10,890.6	$67,493.9	$84.7	$538.2	$68,116.8
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $42.2 million.
(2)Primarily includes gains from foreign currency exchange rate fluctuations, partially offset by interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Three Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,230.9	$298.2	$248.0	$87.8	$365.6	$2.5	$2,233.0	$65.9		$2,298.9
Segment operating expenses	210.8	183.8	85.7	29.9	112.1	1.0	623.3	24.6		647.9
Segment gross margin	1,020.1	114.4	162.3	57.9	253.5	1.5	1,609.7	41.3		1,651.0
Segment selling, general, administrative and development expense (1)	41.1	24.1	17.5	7.9	30.0	1.3	121.9	4.1		126.0
Segment operating profit	$979.0	$90.3	$144.8	$50.0	$223.5	$0.2	$1,487.8	$37.2		$1,525.0
Stock-based compensation expense									$31.9	31.9
Other selling, general, administrative and development expense									49.3	49.3
Depreciation, amortization and accretion									554.8	554.8
Other expense (2)									68.3	68.3
Income from continuing operations before income taxes										$820.7
Total assets	$27,315.6	$5,140.8	$5,031.5	$11,566.7	$9,240.0	$94.3	$58,388.9	$88.5	$505.5	$58,982.9
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $31.9 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Six Months Ended June 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$2,468.3	$596.5	$553.3	$377.3	$844.5	$375.4	$5,215.3	$119.3		$5,334.6
Segment operating expenses	412.4	356.8	209.6	167.6	263.5	155.6	1,565.5	56.8		1,622.3
Segment gross margin	2,055.9	239.7	343.7	209.7	581.0	219.8	3,649.8	62.5		3,712.3
Segment selling, general, administrative and development expense (1)	86.3	54.0	44.5	29.0	54.7	31.9	300.4	11.1		311.5
Segment operating profit	$1,969.6	$185.7	$299.2	$180.7	$526.3	$187.9	$3,349.4	$51.4		$3,400.8
Stock-based compensation expense									$98.9	98.9
Other selling, general, administrative and development expense									106.4	106.4
Depreciation, amortization and accretion									1,642.3	1,642.3
Other income (2)									(70.3)	(70.3)
Income from continuing operations before income taxes										$1,623.5
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $98.9 million.
(2)Primarily includes gains from foreign currency exchange rate fluctuations, partially offset by interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Six Months Ended June 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$2,459.7	$579.6	$483.7	$132.4	$702.3	$5.0	$4,362.7	$94.7		$4,457.4
Segment operating expenses	407.8	359.3	166.6	37.7	213.3	1.9	1,186.6	35.6		1,222.2
Segment gross margin	2,051.9	220.3	317.1	94.7	489.0	3.1	3,176.1	59.1		3,235.2
Segment selling, general, administrative and development expense (1)	79.4	31.2	36.4	13.5	53.3	2.3	216.1	8.3		224.4
Segment operating profit	$1,972.5	$189.1	$280.7	$81.2	$435.7	$0.8	$2,960.0	$50.8		$3,010.8
Stock-based compensation expense									$69.9	69.9
Other selling, general, administrative and development expense									95.5	95.5
Depreciation, amortization and accretion									1,077.3	1,077.3
Other expense (2)									244.8	244.8
Income from continuing operations before income taxes										$1,523.3
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $69.9 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.

16.    SUBSEQUENT EVENTS

Stonepeak Partnership—In July 2022, the Company entered into an agreement pursuant to which Stonepeak Partners LP (“Stonepeak”), on behalf of certain affiliated investment vehicles, will acquire a noncontrolling ownership interest in the Company’s U.S. data center business for total aggregate consideration of $2.5 billion, through an investment in common equity and mandatorily convertible preferred equity. The Company expects the transaction to close in the third quarter of 2022, subject to customary closing conditions.

Upon closing of the transaction, the Company will hold a common equity interest of approximately 77% in its U.S. data center business, with Stonepeak holding approximately 23% of outstanding common equity and 100% of outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of closing, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 71%, with Stonepeak holding approximately 29%.

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for each of the three and six months ended June 30, 2022 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and Data Centers segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of June 30, 2022:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	224	—	—
United States	27,291	15,350	456
U.S. & Canada total	27,515	15,350	456
Asia-Pacific: (2)
Bangladesh	367	—	—
India	74,877	—	857
Philippines	281	—	—
Asia-Pacific total	75,525	—	857
Africa:
Burkina Faso	707	—	—
Ghana	3,533	661	29
Kenya	3,268	—	9
Niger	819	—	—
Nigeria	7,335	—	—
South Africa	2,956	—	—
Uganda	3,848	—	12
Africa total	22,466	661	50
Europe:
France	3,556	307	8
Germany	14,746	—	—
Poland	51	—	—
Spain	11,543	—	—
Europe total	29,896	307	8
Latin America:
Argentina	492	—	11
Brazil	20,653	2,065	121
Chile	3,737	—	138
Colombia	4,976	—	6
Costa Rica	695	—	2
Mexico	9,749	186	92
Paraguay	1,445	—	—
Peru	3,928	450	1
Latin America total	45,675	2,701	371
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia, which provides recurring cash flow through tenant leasing arrangements.

As of June 30, 2022, our property portfolio included 27 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million net rentable square feet (“NRSF”) of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	670
Northern Virginia, VA	5	536
New York, NY	2	237
Chicago, IL	2	216
Boston, MA	1	143
Denver, CO	2	35
Miami, FL	1	30
Orlando, FL	1	129
Atlanta, GA	2	128
Total	27	3,064
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
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and six months ended June 30, 2022 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of June 30, 2022, we expect to generate over $60 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.
The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the six months ended June 30, 2022, churn was approximately 5% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.

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

Results of Operations
Three and Six Months Ended June 30, 2022 and 2021
(in millions, except percentages)
Revenue

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$1,235.9	$1,230.9	0%	$2,468.3	$2,459.7	0%
Asia-Pacific	298.0	298.2	(0)	596.5	579.6	3
Africa	285.5	248.0	15	553.3	483.7	14
Europe	178.8	87.8	104	377.3	132.4	185
Latin America	425.2	365.6	16	844.5	702.3	20
Data Centers	191.1	2.5	7,544	375.4	5.0	7,408
Total property	2,614.5	2,233.0	17	5,215.3	4,362.7	20
Services	59.8	65.9	(9)	119.3	94.7	26
Total revenues	$2,674.3	$2,298.9	16%	$5,334.6	$4,457.4	20%
Three Months Ended June 30, 2022
U.S. & Canada property segment revenue growth of $5.0 million was attributable to:
• An increase of $9.7 million in other revenue, which included a $9.2 million increase due to straight-line accounting;
• Partially offset by a decrease in tenant billings of $4.7 million, which was driven by:
• A decrease of $34.0 million resulting from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA);
• A decrease of $1.3 million from other tenant billings; and
• A decrease of $0.5 million from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”), which includes the impact of the disposition of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC. (the “InSite Acquisition”);
• Partially offset by an increase of $31.1 million due to leasing additional space on our sites (“colocations”) and amendments.

Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Asia-Pacific property segment revenue decrease of $0.2 million was attributable to:
• A decrease of $13.6 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”); and
• A decrease of $1.2 million in other revenue;
• Partially offset by an increase of $2.7 million in pass-through revenue, primarily due to an increase in fuel prices, and tenant billings growth of $11.9 million, which was driven by:
• $9.4 million due to colocations and amendments; and
• $5.8 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $3.1 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.2 million from other tenant billings.

Africa property segment revenue growth of $37.5 million was attributable to:
• An increase of $38.6 million in pass-through revenue, primarily due to an increase in fuel prices; and
• Tenant billings growth of $28.4 million, which was driven by:
• $14.6 million due to colocations and amendments;
• $11.9 million generated from newly acquired or constructed sites; and

• $2.0 million from contractual escalations, net of churn;
• Partially offset by a decrease of $0.1 million from other tenant billings;
• Partially offset by a decrease of $7.0 million in other revenue, primarily due to an increase in revenue reserves.

Segment revenue growth included a decrease of $22.5 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $12.2 million related to fluctuations in Ghanaian Cedi (“GHS”), $3.7 million related to fluctuations in South African Rand (“ZAR”), $2.5 million related to fluctuations in West African CFA Franc (“CFA”) and $2.4 million related to fluctuations in Kenyan Shilling.
Europe property segment revenue growth of $91.0 million was attributable to:
• Tenant billings growth of $67.8 million, which was driven by:
• $60.9 million generated from newly acquired or constructed sites, primarily attributable to our transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition”) and our agreements with Orange S.A.;
• $3.5 million resulting from contractual escalations, net of churn;
• $3.2 million due to colocations and amendments; and
• $0.2 million from other tenant billings; and
• An increase of $45.7 million in pass-through revenue, primarily attributable to the Telxius Acquisition;
• Partially offset by a decrease of $10.3 million in other revenue.
Segment revenue growth included a decrease of $12.2 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $59.6 million was attributable to:
• Tenant billings growth of $32.1 million, which was driven by:
• $12.2 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $10.3 million from contractual escalations, net of churn;
• $9.2 million due to colocations and amendments; and
• $0.4 million from other tenant billings; and
• An increase of $21.4 million in pass-through revenue, primarily attributable to the Telxius Acquisition and increased pass-through ground rent costs in Brazil;
• Partially offset by a decrease of $1.6 million in other revenue.
Segment revenue growth included an increase of $7.7 million, attributable to the impact of foreign currency translation, which included, among others, a positive impact of $13.0 million related to fluctuations in Brazilian Real (“BRL”), partially offset by negative impacts of $3.7 million related to fluctuations in Chilean Peso (“CLP”) and $1.7 million related to fluctuations in Colombian Peso (“COP”).
Data Centers segment revenue growth of $188.6 million was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Services segment revenue decrease of $6.1 million was primarily attributable to a decrease in structural analysis services.
Six Months Ended June 30, 2022
U.S. & Canada property segment revenue growth of $8.6 million was attributable to:
• An increase of $4.6 million in other revenue, which includes a $2.5 million increase due to straight-line accounting; and
• Tenant billings growth of $4.0 million, which was driven by:
• $67.5 million due to colocations and amendments; and
• $1.6 million generated from newly acquired or constructed sites, which includes the impact of the disposition of certain operations acquired in connection with the InSite Acquisition;
• Partially offset by:
• A decrease of $62.1 million resulting from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA); and
• A decrease of $3.0 million from other tenant billings.

Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in CAD.
Asia-Pacific property segment revenue growth of $16.9 million was attributable to:
• Tenant billings growth of $20.7 million, which was driven by:
• $20.2 million due to colocations and amendments; and
• $11.4 million generated from newly acquired or constructed sites;
• Partially offset by:
▪A decrease of $10.3 million resulting from churn in excess of contractual escalations; and
▪A decrease of $0.6 million from other tenant billings; and
• An increase of $13.4 million in pass-through revenue, primarily due to an increase in fuel prices; and
• An increase of $5.0 million in other revenue, primarily due to a decrease in revenue reserves.
Segment revenue growth included a decrease of $22.2 million, attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $69.6 million was attributable to:
• An increase of $63.4 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $54.5 million, which was driven by:
• $26.9 million due to colocations and amendments;
• $23.9 million generated from newly acquired or constructed sites;
• $3.5 million from contractual escalations, net of churn; and
• $0.2 million from other tenant billings;
• Partially offset by a decrease of $15.0 million in other revenue, primarily due to an increase in revenue reserves.

Segment revenue growth included a decrease of $33.3 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $17.8 million related to fluctuations in GHS, $4.5 million related to fluctuations in ZAR, $4.3 million related to fluctuations in Nigerian Naira and $4.0 million related to fluctuations in CFA.
Europe property segment revenue growth of $244.9 million was attributable to:
• Tenant billings growth of $159.6 million, which was driven by:
• $145.9 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange S.A.;
• $7.3 million resulting from contractual escalations, net of churn;
• $6.2 million due to colocations and amendments; and
• $0.2 million from other tenant billings; and
• An increase of $115.9 million in pass-through revenue, primarily attributable to the Telxius Acquisition;
• Partially offset by a decrease of $15.2 million in other revenue.
Segment revenue growth included a decrease of $15.4 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue growth of $142.2 million was attributable to:

• Tenant billings growth of $70.1 million, which was driven by:
• $30.4 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $19.9 million from contractual escalations, net of churn;
• $18.8 million due to colocations and amendments; and
• $1.0 million from other tenant billings;
• An increase of $49.6 million in pass-through revenue, primarily attributable to the Telxius Acquisition and increased pass-through ground rent costs in Brazil; and
• An increase of $17.9 million in other revenue as a result of tenant settlements in Mexico.
Segment revenue growth included an increase of $4.6 million, attributable to the impact of foreign currency translation, which included, among others, a positive impact of $18.0 million related to fluctuations in BRL, partially offset by negative impacts of $6.4 million related to fluctuations in CLP, $4.6 million related to fluctuations in COP and $1.7 million related to fluctuations in Mexican Peso.
Data Centers segment revenue growth of $370.4 million was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Services segment revenue growth of $24.6 million was primarily attributable to an increase in site application, zoning and permitting services.
Gross Margin

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$1,023.3	$1,020.1	0%	$2,055.9	$2,051.9	0%
Asia-Pacific	116.3	114.4	2	239.7	220.3	9
Africa	173.6	162.3	7	343.7	317.1	8
Europe	103.5	57.9	79	209.7	94.7	121
Latin America	291.7	253.5	15	581.0	489.0	19
Data Centers	112.1	1.5	7,373	219.8	3.1	6,990
Total property	1,820.5	1,609.7	13	3,649.8	3,176.1	15
Services	30.9	41.3	(25)%	62.5	59.1	6%
Three Months Ended June 30, 2022
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $1.8 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to a decrease in direct expenses, which benefited by $8.4 million from the impact of foreign currency translation, partially offset by the decrease in revenue described above.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $35.1 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $8.9 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $49.9 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $4.5 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $19.4 million, primarily due to the Telxius Acquisition and an increase in costs associated with pass-through revenue. Direct expenses were also negatively impacted by $2.0 million from the impact of foreign currency translation.

•The increase in Data Centers segment gross margin was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decrease in Services segment gross margin was primarily due to the decrease in revenue described above and an increase in direct expenses of $4.3 million.
Six Months Ended June 30, 2022
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $4.6 million.
•The increase in Asia-Pacific property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $10.9 million. Direct expenses also benefited by $13.4 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $56.6 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $13.6 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $135.1 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $5.2 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $49.4 million, primarily due to the Telxius Acquisition. Direct expenses were also negatively impacted by $0.8 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in Services segment gross margin was primarily due to the increase in revenue described above, partially offset by an increase in direct expenses of $21.2 million.

Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$43.5	$41.1	6%	$86.3	$79.4	9%
Asia-Pacific	6.1	24.1	(75)	54.0	31.2	73
Africa	22.0	17.5	26	44.5	36.4	22
Europe	14.1	7.9	78	29.0	13.5	115
Latin America	25.9	30.0	(14)	54.7	53.3	3
Data Centers	15.5	1.3	1,092	31.9	2.3	1,287
Total property	127.1	121.9	4	300.4	216.1	39
Services	5.1	4.1	24	11.1	8.3	34
Other	90.7	81.2	12	205.3	165.4	24
Total selling, general, administrative and development expense	$222.9	$207.2	8%	$516.8	$389.8	33%
Three Months Ended June 30, 2022
•The increases in our U.S. & Canada, Africa and Europe property segment SG&A and Services segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition in Europe.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a decrease in bad debt expense of $16.3 million.
•The decrease in our Latin America property segment SG&A was primarily driven by a decrease in bad debt expense of $8.8 million, partially offset by increased personnel costs to support our business, including as a result of the Telxius Acquisition.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $10.3 million, including expense associated with certain equity awards related to the CoreSite Acquisition.
Six Months Ended June 30, 2022
•The increases in our U.S. & Canada, Africa and Europe property segment SG&A and Services segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition in Europe.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by an increase in bad debt expense of $24.0 million.
•The increase in our Latin America property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition, partially offset by a decrease in bad debt expense of $7.0 million.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $29.0 million, including expense associated with certain equity awards related to the CoreSite Acquisition, and an increase in corporate SG&A, including an increase in personnel costs to support our business.

Operating Profit

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$979.8	$979.0	0%	$1,969.6	$1,972.5	(0)%
Asia-Pacific	110.2	90.3	22	185.7	189.1	(2)
Africa	151.6	144.8	5	299.2	280.7	7
Europe	89.4	50.0	79	180.7	81.2	123
Latin America	265.8	223.5	19	526.3	435.7	21
Data Centers	96.6	0.2	48,200	187.9	0.8	23,388
Total property	1,693.4	1,487.8	14	3,349.4	2,960.0	13
Services	25.8	37.2	(31)%	51.4	50.8	1%

•The increase in operating profit for the three months ended June 30, 2022 for our U.S. & Canada property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A. The decrease in operating profit for the six months ended June 30, 2022 for our U.S. & Canada property segment was primarily attributable to an increase in our segment SG&A, partially offset by an increase in our segment gross margin.
•The increases in operating profit for the three and six months ended June 30, 2022 for our Africa and Europe property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The increase in operating profit for the three months ended June 30, 2022 for our Asia-Pacific property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The decrease in operating profit for the six months ended June 30, 2022 for our Asia-Pacific property segment was primarily attributable to an increase in our segment SG&A, partially offset by an increase in our segment gross margin.
•The increase in operating profit for the three months ended June 30, 2022 for our Latin America property segment was primarily attributable to an increase in our segment gross margin and a decrease in our segment SG&A. The increase in operating profit for the six months ended June 30, 2022 for our Latin America property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
•The increase in operating profit for the three and six months ended June 30, 2022 for our Data Centers segment was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decrease in operating profit for the three months ended June 30, 2022 for our Services segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A. The increase in operating profit for the six months ended June 30, 2022 for our Services segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.

Depreciation, Amortization and Accretion

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Depreciation, amortization and accretion	$826.5	$554.8	49%	$1,642.3	$1,077.3	52%
The increases in depreciation, amortization and accretion expense for the three and six months ended June 30, 2022 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year periods, including due to the Telxius Acquisition and the CoreSite Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization.
Other Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Other operating expenses	$19.7	$39.8	(51)%	$45.8	$90.2	(49)%
The decrease in other operating expenses during the three months ended June 30, 2022 was primarily attributable to decreases in acquisition related costs, including pre-acquisition contingencies and settlements, of $22.4 million. The decrease in other operating expenses during the six months ended June 30, 2022 was primarily attributable to decreases in acquisition related costs, including pre-acquisition contingencies and settlements, of $55.4 million, partially offset by an increase in impairment charges and losses on sales or disposals of assets of $9.4 million.
Total Other (Income) Expense

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Total other (income) expense	$(116.0)	$28.5	(507)%	$(116.1)	$154.6	(175)%
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
The change in total other (income) expense during the three months ended June 30, 2022 was primarily due to an increase in foreign currency gains of $247.8 million, partially offset by increases in net interest expense of $56.2 million, primarily due to increases in our weighted average interest rate and our average debt outstanding as compared to the prior-year period, and unrealized losses of $17.3 million from equity securities in the United States, as compared to unrealized gains of $29.4 million in the prior-year period. The change in total other (income) expense during the six months ended June 30, 2022 was primarily due to an increase in foreign currency gains of $395.2 million and a decrease in loss on retirement of debt of $25.7 million attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the “InSite Debt”) in the prior-year period, partially offset by increases in net interest expense of $113.1 million, primarily due to increases in our weighted average interest rate and our average debt outstanding as compared to the prior-year period, and unrealized losses of $7.8 million from equity securities in the United States, as compared to unrealized gains of $29.4 million in the prior-year period.
Income Tax Provision

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Income tax provision	$7.4	$72.8	(90)%	$29.9	$123.1	(76)%
Effective tax rate	0.8%	8.9%		1.8%	8.1%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the six months ended June 30, 2022 and 2021 differs from the federal statutory rate.
The decreases in the income tax provision during the three and six months ended June 30, 2022 were primarily attributable to the reversal of valuation allowances of $42.5 million and $79.7 million, respectively, in certain jurisdictions. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Net income	$890.9	$747.9	19%	$1,593.6	$1,400.2	14%
Income tax provision	7.4	72.8	(90)	29.9	123.1	(76)
Other income	(378.3)	(177.6)	113	(630.9)	(272.8)	131
Loss on retirement of long-term obligations	—	—	—	—	25.7	(100)
Interest expense	276.6	213.7	29	539.0	420.7	28
Interest income	(14.3)	(7.6)	88	(24.2)	(19.0)	27
Other operating expenses	19.7	39.8	(51)	45.8	90.2	(49)
Depreciation, amortization and accretion	826.5	554.8	49	1,642.3	1,077.3	52
Stock-based compensation expense	42.2	31.9	32	98.9	69.9	41
Adjusted EBITDA	$1,670.7	$1,475.7	13%	$3,294.4	$2,915.3	13%

	Three Months Ended June 30,		Percent Increase (Decrease)	Six Months Ended June 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Net income	$890.9	$747.9	19%	$1,593.6	$1,400.2	14%
Real estate related depreciation, amortization and accretion	796.4	499.5	59	1,521.5	966.5	57
Losses from sale or disposal of real estate and real estate related impairment charges (1)	4.3	3.3	30	18.1	9.5	91
Adjustments for unconsolidated affiliates and noncontrolling interests	(42.6)	(16.1)	165	(84.1)	(36.2)	132
Nareit FFO attributable to American Tower Corporation common stockholders	$1,649.0	$1,234.6	34%	$3,049.1	$2,340.0	30%
Straight-line revenue	(113.3)	(104.8)	8	(222.7)	(224.7)	(1)
Straight-line expense	10.7	15.4	(31)	21.3	30.4	(30)
Stock-based compensation expense	42.2	31.9	32	98.9	69.9	41
Deferred portion of income tax and other income tax adjustments	(74.2)	16.4	(552)	(151.5)	60.9	(349)
GTP one-time cash tax settlement (2)	0.8	—	100	46.6	—	100
Non-real estate related depreciation, amortization and accretion	30.1	55.3	(46)	120.8	110.8	9
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	11.4	9.1	25	23.5	17.7	33
Other income (3)	(378.3)	(177.6)	113	(630.9)	(272.8)	131
Loss on retirement of long-term obligations	—	—	—	—	25.7	(100)
Other operating expense (4)	15.4	36.5	(58)	27.7	80.7	(66)
Capital improvement capital expenditures	(40.7)	(35.0)	16	(68.4)	(53.4)	28
Corporate capital expenditures	(2.7)	(1.3)	108	(4.0)	(2.2)	82
Adjustments for unconsolidated affiliates and noncontrolling interests	42.6	16.1	165	84.1	36.2	132
Consolidated AFFO	$1,193.0	$1,096.6	9%	$2,394.5	$2,219.2	8%
Adjustments for unconsolidated affiliates and noncontrolling interests (5)	(37.8)	(17.1)	121%	(72.2)	(39.9)	81%
AFFO attributable to American Tower Corporation common stockholders	$1,155.2	$1,079.5	7%	$2,322.3	$2,179.3	7%
_______________
(1)There are no material impairment charges for the three and six months ended June 30, 2022 and June 30, 2021.
(2)In 2015, we incurred charges in connection with certain tax elections wherein MIP Tower Holdings LLC, parent company to Global Tower Partners (“GTP”), would no longer operate as a separate REIT for federal and state income tax purposes. We finalized a settlement related to this tax election in the six month period ended June 30, 2022. We believe that these related transactions are nonrecurring, and do not believe it is an indication of our operating performance. Accordingly, we believe it is more meaningful to present Consolidated AFFO excluding these amounts.
(3)Includes gains on foreign currency exchange rate fluctuations of $394.7 million, $146.9 million, $636.8 million and $241.6 million, respectively.
(4)Primarily includes acquisition-related costs and integration costs.
(5)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increases in net income for the three and six months ended June 30, 2022 were primarily due to (i) increases in gains on foreign currency exchange rate fluctuations, (ii) increases in our operating profit and (iii) decreases in the income tax provision, partially offset by (a) increases in depreciation, amortization and accretion expense and (b) increases in interest expense. Net income for the six months ended June 30, 2021 included a loss on retirement of long-term obligations of $25.7 million, attributable to the repayment of the InSite Debt.
The increases in Adjusted EBITDA for the three and six months ended June 30, 2022 were primarily attributable to increases in our gross margin, partially offset by an increases in SG&A, excluding the impact of stock-based compensation expense of $5.4 million and $98.0 million, respectively.

The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three and six months ended June 30, 2022 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for taxes and cash paid for interest and (ii) an increase in capital improvement capital expenditures. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Europe and Asia-Pacific since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of June 30, 2022 the “Liquidity and Capital Resources” section of the 2021 Form 10-K and should be read in conjunction with that report.
Overview
During the six months ended June 30, 2022, our significant financing transactions included:
•Repayment of debt assumed in connection with the CoreSite Acquisition, including senior unsecured notes previously entered into by CoreSite (the “CoreSite Debt”).
•Redemption of our 2.250% senior unsecured notes due 2022 (the “2.250% Notes”) upon their maturity.
•Registered public offering in an aggregate amount of $1.3 billion of senior unsecured notes with maturities in 2027 and 2032.
•Registered public offering of 9,185,000 shares of our common stock for aggregate net proceeds of $2.3 billion.
•Repayment of an aggregate of $2.4 billion under the 2021 USD 364-Day Delayed Draw Term Loan (as defined below).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of June 30, 2022
Available under the 2021 Multicurrency Credit Facility	$1,454.5
Available under the 2021 Credit Facility	1,935.0
Letters of credit	(27.7)
Total available under credit facilities, net	$3,361.8
Cash and cash equivalents	2,066.7
Total liquidity	$5,428.5
Subsequent to June 30, 2022, we made additional borrowings of $600.0 million under the 2021 Credit Facility (as defined below).
Summary cash flow information is set forth below (in millions):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used for):
Operating activities	$1,578.9	$2,044.6
Investing activities	(903.5)	(9,505.6)
Financing activities	(755.4)	7,587.0
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(60.2)	13.4
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(140.2)	$139.4
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

Stonepeak Partnership—In July 2022, in connection with the funding of the CoreSite Acquisition, we entered into an agreement pursuant to which Stonepeak Partners LP (“Stonepeak”), on behalf of certain affiliated investment vehicles, will acquire a noncontrolling ownership interest in our U.S. data center business for total aggregate consideration of $2.5 billion, through an investment in common equity and mandatorily convertible preferred equity. We expect the transaction to close in the third quarter of 2022, subject to customary closing conditions.
Upon closing of the transaction, we will hold a common equity interest of approximately 77% in our U.S. data center business, with Stonepeak holding approximately 23% of outstanding common equity and 100% of outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of closing, and on the basis of the currently outstanding equity, we will hold a controlling ownership interest of approximately 71%, with Stonepeak holding approximately 29%.
As of June 30, 2022, we had total outstanding indebtedness of $41.1 billion, with a current portion of $3.6 billion. During the six months ended June 30, 2022, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2022, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2021 Form 10-K.
As of June 30, 2022, we had $1.7 billion of cash and cash equivalents held by our foreign subsidiaries, of which $227.8 million was held by our joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the six months ended June 30, 2022 was primarily attributable to (i) changes in unearned revenue, (ii) an increase in cash required for working capital, primarily as a result of a decrease in accounts payable, and (iii) increases in cash paid for interest and cash paid for taxes, partially offset by an increase in the operating profit of our Africa, Europe, Latin America and Data Centers property segments.
Cash Flows from Investing Activities
Our significant investing activities during the six months ended June 30, 2022 are highlighted below:
•We spent $218.3 million for acquisitions, including payments made for acquisitions completed in 2021.
•We spent $772.3 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$333.6
Ground lease purchases (2)	105.4
Capital improvements and corporate expenditures (3)	72.4
Redevelopment	173.8
Start-up capital projects	87.1
Total capital expenditures (4)	$772.3
_______________
(1)Includes the construction of 2,961 communications sites globally.
(2)Includes $19.3 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $3.2 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $6.4 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2022 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$835	to	$865
Ground lease purchases	$180	to	$200
Capital improvements and corporate expenditures	$170	to	$180
Redevelopment	$475	to	$495
Start-up capital projects	$280	to	$300
Total capital expenditures	$1,940	to	$2,040
_______________
(1)Includes the construction of approximately 6,000 to 7,000 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from issuance of senior notes, net	$1,293.6	$3,828.0
Proceeds from issuance of equity, net	2,291.7	2,361.8
Proceeds from credit facilities, net	905.0	2,031.8
Proceeds from term loans	—	2,347.0
Repayments of term loan	(2,400.0)	(750.0)
Repayment of securitized debt (1)	—	(763.5)
Repayments of senior notes (2)	(1,555.1)	—
Distributions to noncontrolling interest holders	(0.1)	(225.7)
Purchase of redeemable noncontrolling interest (3)	—	(2.5)
Distributions paid on common stock	(1,280.1)	(1,096.4)
___________
(1)During the six months ended June 30, 2021, we repaid all amounts outstanding under the InSite Debt.
(2)Includes the CoreSite Debt, which, as of December 31, 2021, included $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million. During the six months ended June 30, 2022, we repaid all amounts outstanding under the CoreSite Debt.
(3)During the six months ended June 30, 2021, we liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).
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
2021 Multicurrency Credit Facility—During the six months ended June 30, 2022, we borrowed an aggregate of $850.0 million and repaid an aggregate of $600.0 million of revolving indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the six months ended June 30, 2022, we borrowed an aggregate of $2.1 billion and repaid an aggregate of $1.4 billion of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes. We currently have $24.2 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayments under the 2021 USD 364-Day Delayed Draw Term Loan—On April 6, 2022, we repaid $100.0 million of indebtedness under our $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes and cash on hand. On June 10, 2022, we repaid $2.3 billion of indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the June 2022 common stock offering (as further discussed below) and cash on hand.
As of June 30, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), our 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”), the 2021 USD 364-Day Delayed Draw Term Loan and our $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$4,545.5	June 30, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	2,065.0	January 31, 2027	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	864.9	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
2021 USD 364-Day Delayed Draw Term Loan	(4)	600.0	December 28, 2022		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 USD Two Year Delayed Draw Term Loan	(4)	1,500.0	December 28, 2023		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
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
During the six months ended June 30, 2022, there were no repurchases under either of the Buyback Programs.
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

Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. During the six months ended June 30, 2022, we received an aggregate of $19.8 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of June 30, 2022, we have not sold any shares of common stock under the 2020 ATM Program.
Common Stock Offering—On June 7, 2022, we completed a registered public offering of 9,185,000 shares of our common stock, par value $0.01 per share, (which includes the full exercise of the underwriters’ over-allotment option) at $256.00 per share. Aggregate net proceeds from this offering were approximately $2.3 billion after deducting underwriting discounts and estimated offering expenses. We used the net proceeds to repay existing indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan.
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $13.1 billion to our common stockholders, including the dividend paid in July 2022, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the six months ended June 30, 2022, we paid $2.79 per share, or $1.3 billion, to our common stockholders of record. In addition, we declared a distribution of $1.43 per share, or $665.8 million, paid on July 8, 2022 to our common stockholders of record at the close of business on June 17, 2022.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of June 30, 2022, the amount accrued for distributions payable related to unvested restricted stock units was $11.2 million. During the six months ended June 30, 2022, we paid $6.8 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan, the 2021 USD 364-Day Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of June 30, 2022, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended June 30, 2022 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~ $8.3	~ $1.1
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ $17.3 (4)	~ $5.8
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of June 30, 2022, $107.0 million held in such reserve accounts was classified as restricted cash.

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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Six Months Ended June 30, 2022	DSCR as of June 30, 2022	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$203.3	16.31x	$276.1	$278.9
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$358.9	10.42x	$544.8	$553.8
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of June 30, 2022 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,529 communications sites that secure the Series 2015-2 Notes or the 5,113 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2022. We have made no material changes to the critical accounting policies described in the 2021 Form 10-K.
During the six months ended June 30, 2022, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2022, we have three interest rate swap agreements related to a portion of our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of June 30, 2022 consisted of $4.5 billion under the 2021 Multicurrency Credit Facility, $2.1 billion under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $600.0 million under the 2021 USD 364-Day Delayed Draw Term Loan, $864.9 million under the 2021 EUR Three Year Delayed Draw Term Loan, $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan and $500.0 million under the interest rate swap agreements related to the 3.000% Notes. A 10% increase in current interest rates would result in an additional $12.5 million of interest expense for the six months ended June 30, 2022.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the six months ended June 30, 2022, 44% of our revenues and 50% of our total operating expenses were denominated in foreign currencies.
As of June 30, 2022, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $35.9 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2022. As of June 30, 2022, we have 7.3 billion EUR (approximately $7.6 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.8 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the six months ended June 30, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2022 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at Telxius and CoreSite, which were acquired in 2021, for the year ended December 31, 2021. We consider Telxius and CoreSite to be material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Telxius and CoreSite into our internal control structure.

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

AMERICAN TOWER CORPORATION

Date: July 28, 2022	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)