Form 10-Q
period 2022-09-30
AMERICAN TOWER CORP /MA/
filed 2022-10-27
CIK 1053507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One):
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
As of October 20, 2022, there were 465,605,603 shares of common stock outstanding.

AMERICAN TOWER CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I.	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share count and per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,121.8	$1,949.9
Restricted cash	127.8	393.4
Accounts receivable, net	722.4	728.9
Prepaid and other current assets	787.0	657.2
Total current assets	3,759.0	3,729.4
PROPERTY AND EQUIPMENT, net	19,402.6	19,784.0
GOODWILL	12,686.2	13,350.1
OTHER INTANGIBLE ASSETS, net	18,320.3	20,727.2
DEFERRED TAX ASSET	116.4	131.6
DEFERRED RENT ASSET	2,878.0	2,539.6
RIGHT-OF-USE ASSET	8,857.5	9,225.1
NOTES RECEIVABLE AND OTHER NON-CURRENT ASSETS	492.8	400.9
TOTAL	$66,512.8	$69,887.9
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$212.0	$272.4
Accrued expenses	1,202.7	1,412.8
Distributions payable	697.1	642.1
Accrued interest	199.5	254.7
Current portion of operating lease liability	766.3	712.6
Current portion of long-term obligations	3,015.2	4,568.7
Unearned revenue	529.8	1,204.0
Total current liabilities	6,622.6	9,067.3
LONG-TERM OBLIGATIONS	35,313.9	38,685.5
OPERATING LEASE LIABILITY	7,566.4	8,041.8
ASSET RETIREMENT OBLIGATIONS	2,010.2	2,003.0
DEFERRED TAX LIABILITY	1,496.8	1,830.9
OTHER NON-CURRENT LIABILITIES	1,184.3	1,189.8
Total liabilities	54,194.2	60,818.3
COMMITMENTS AND CONTINGENCIES
EQUITY (shares in thousands):
Common stock: $.01 par value; 1,000,000 shares authorized; 476,517 and 466,687 shares issued; and 465,602 and 455,772 shares outstanding, respectively	4.8	4.7
Additional paid-in capital	14,646.9	12,240.2
Distributions in excess of earnings	(689.3)	(1,142.4)
Accumulated other comprehensive loss	(6,398.2)	(4,738.9)
Treasury stock (10,915 shares at cost)	(1,282.4)	(1,282.4)
Total American Tower Corporation equity	6,281.8	5,081.2
Noncontrolling interests	6,036.8	3,988.4
Total equity	12,318.6	9,069.6
TOTAL	$66,512.8	$69,887.9
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Property	$2,609.9	$2,368.9	$7,825.2	$6,731.6
Services	61.6	85.4	180.9	180.1
Total operating revenues	2,671.5	2,454.3	8,006.1	6,911.7
OPERATING EXPENSES:
Costs of operations (exclusive of items shown separately below):
Property	808.8	693.4	2,374.3	1,880.0
Services	27.7	30.9	84.5	66.5
Depreciation, amortization and accretion	898.1	611.4	2,540.4	1,688.7
Selling, general, administrative and development expense	231.2	205.9	748.0	595.7
Other operating expenses	52.8	85.2	98.6	175.4
Total operating expenses	2,018.6	1,626.8	5,845.8	4,406.3
OPERATING INCOME	652.9	827.5	2,160.3	2,505.4
OTHER INCOME (EXPENSE):
Interest income	18.8	9.4	43.0	28.4
Interest expense	(294.0)	(226.1)	(833.0)	(646.8)
Loss on retirement of long-term obligations	(0.4)	—	(0.4)	(25.7)
Other income (including foreign currency gains of $474.5, $180.5, $1,111.3 and $422.1, respectively)	478.5	166.8	1,109.4	439.6
Total other income (expense)	202.9	(49.9)	319.0	(204.5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	855.8	777.6	2,479.3	2,300.9
Income tax provision	(36.1)	(51.4)	(66.0)	(174.5)
NET INCOME	819.7	726.2	2,413.3	2,126.4
Net loss (income) attributable to noncontrolling interests	20.0	(3.2)	36.3	(12.1)
NET INCOME ATTRIBUTABLE TO AMERICAN TOWER CORPORATION COMMON STOCKHOLDERS	$839.7	$723.0	$2,449.6	$2,114.3
NET INCOME PER COMMON SHARE AMOUNTS:
Basic net income attributable to American Tower Corporation common stockholders	$1.80	$1.59	$5.32	$4.70
Diluted net income attributable to American Tower Corporation common stockholders	$1.80	$1.58	$5.31	$4.68
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
BASIC	465,594	455,224	460,141	450,148
DILUTED	466,801	456,977	461,360	451,981
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$819.7	$726.2	$2,413.3	$2,126.4
Other comprehensive income (loss):
Changes in fair value of cash flow hedges, each net of tax expense of $0	—	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, each net of tax expense of $0	—	—	—	0.1
Foreign currency translation adjustments, net of tax (benefit) expense of $(0.8), $0.0, $(1.0) and $(0.0), respectively.	(1,075.9)	(622.0)	(2,117.9)	(826.9)
Other comprehensive (loss) income	(1,075.9)	(622.0)	(2,117.9)	(826.8)
Comprehensive (loss) income	(256.2)	104.2	295.4	1,299.6
Comprehensive loss (income) attributable to noncontrolling interests	225.9	89.7	494.9	94.6
Allocation of accumulated other comprehensive income resulting from purchases of noncontrolling interest and redeemable noncontrolling interests	—	—	—	47.5
Comprehensive (loss) income attributable to American Tower Corporation stockholders	$(30.3)	$193.9	$790.3	$1,441.7
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,413.3	$2,126.4
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, amortization and accretion	2,540.4	1,688.7
Stock-based compensation expense	138.1	98.0
Loss on early retirement of long-term obligations	0.4	25.7
Other non-cash items reflected in statements of operations	(1,112.2)	(340.8)
Increase in net deferred rent balances	(350.4)	(324.3)
Right-of-use asset and Operating lease liability, net	0.6	13.9
Changes in unearned revenue	(710.9)	995.1
Increase in assets	(309.3)	(201.6)
(Decrease) increase in liabilities	(98.8)	59.9
Cash provided by operating activities	2,511.2	4,141.0
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment and construction activities	(1,215.4)	(916.7)
Payments for acquisitions, net of cash acquired	(359.1)	(9,595.3)
Proceeds from sale of short-term investments and other non-current assets	16.0	13.8
Payment for investments in equity securities	—	(25.0)
Deposits and other	52.3	(1.3)
Cash used for investing activities	(1,506.2)	(10,524.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	13.5	—
Borrowings under credit facilities	3,500.0	7,666.9
Proceeds from issuance of senior notes, net	1,293.6	5,609.4
Proceeds from term loans	—	2,347.0
Repayments of notes payable, credit facilities, senior notes, secured debt, term loans and finance leases	(8,595.7)	(10,752.8)
Distributions to noncontrolling interest holders	(3.2)	(223.1)
Contributions from noncontrolling interest holders	2,548.5	3,078.2
Proceeds from stock options and employee stock purchase plan	21.0	60.4
Distributions paid on common stock	(1,945.9)	(1,674.4)
Proceeds from the issuance of common stock, net	2,291.7	2,361.8
Payment for early retirement of long-term obligations	—	(61.9)
Deferred financing costs and other financing activities	(84.0)	(126.2)
Purchase of redeemable noncontrolling interest	—	(2.5)
Cash (used for) provided by financing activities	(960.5)	8,282.8
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(138.2)	(61.4)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH	(93.7)	1,837.9
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	2,343.3	1,861.4
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$2,249.6	$3,699.3
CASH PAID FOR INCOME TAXES (NET OF REFUNDS OF $7.1 AND $35.2, RESPECTIVELY)	$244.5	$121.1
CASH PAID FOR INTEREST	$852.5	$576.9
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under finance leases and perpetual easements	$19.4	$42.2
Decrease in accounts payable and accrued expenses for purchases of property and equipment and construction activities	$(26.5)	$(0.4)
Settlement of third-party debt	$—	$(9.0)
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, share counts in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Three Months Ended September 30, 2021 and 2022	Issued Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2021	465,946	$4.7	(10,915)	$(1,282.4)	$12,019.8	$(3,902.9)	$(1,085.0)	$1,069.2	$6,823.4
Stock-based compensation related activity	378	0.0	—	—	61.5	—	—	—	61.5
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(529.1)	—	(93.2)	(622.3)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(0.1)	(0.1)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(598.4)	—	(598.4)
Net income	—	—	—	—	—	—	723.0	1.5	724.5
BALANCE, SEPTEMBER 30, 2021	466,324	$4.7	(10,915)	$(1,282.4)	$12,081.3	$(4,432.0)	$(960.4)	$4,065.8	$9,477.0

BALANCE, JULY 1, 2022	476,500	$4.8	(10,915)	$(1,282.4)	$14,606.8	$(5,528.2)	$(842.3)	$3,767.5	$10,726.2
Stock-based compensation related activity	17	0.0	—	—	40.1	—	—	—	40.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(870.0)	—	(205.9)	(1,075.9)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	2,504.2	2,504.2
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(9.0)	(9.0)
Common stock distributions declared	—	—	—	—	—	—	(686.7)	—	(686.7)
Net income (loss)	—	—	—	—	—	—	839.7	(20.0)	819.7
BALANCE, SEPTEMBER 30, 2022	476,517	$4.8	(10,915)	$(1,282.4)	$14,646.9	$(6,398.2)	$(689.3)	$6,036.8	$12,318.6

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Earnings	Noncontrolling Interests	Total Equity
Nine Months Ended September 30, 2021 and 2022	Issued Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2021	455,245	$4.6	(10,915)	$(1,282.4)	$10,473.7	$(3,759.4)	$(1,343.0)	$474.9	$4,568.4
Stock-based compensation related activity	1,115	0.0	—	—	99.9	—	—	—	99.9
Issuance of common stock- stock purchase plan	38	0.0	—	—	7.7	—	—	—	7.7
Issuance of common stock	9,900	0.1	—	—	2,361.7	—	—	—	2,361.8
Changes in fair value of cash flow hedges, net of tax	—	—	—	—	—	(0.0)	—	—	(0.0)
Reclassification of unrealized losses on cash flow hedges to net income, net of tax	—	—	—	—	—	0.1	—	—	0.1
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(720.2)	—	(103.3)	(823.5)
Adjustment to noncontrolling interest	—	—	—	—	(648.4)	47.4	—	601.0	—
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	3,078.2	3,078.2
Distributions to noncontrolling interest holders	—	—	—	—	(214.9)	—	—	(0.4)	(215.3)
Redemption of noncontrolling interest	26	0.0	—	—	1.7	—	—	(1.7)	—
Purchase of redeemable noncontrolling interest	—	—	—	—	(0.1)	0.1	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	10.2	10.2
Common stock distributions declared	—	—	—	—	—	—	(1,731.7)	—	(1,731.7)
Net income	—	—	—	—	—	—	2,114.3	6.9	2,121.2
BALANCE, SEPTEMBER 30, 2021	466,324	$4.7	(10,915)	$(1,282.4)	$12,081.3	$(4,432.0)	$(960.4)	$4,065.8	$9,477.0

BALANCE, JANUARY 1, 2022	466,687	$4.7	(10,915)	$(1,282.4)	$12,240.2	$(4,738.9)	$(1,142.4)	$3,988.4	$9,069.6
Stock-based compensation related activity	607	0.0	—	—	106.8	—	—	—	106.8
Issuance of common stock- stock purchase plan	38	0.0	—	—	8.3	—	—	—	8.3
Issuance of common stock	9,185	0.1	—	—	2,291.6	—	—	—	2,291.7
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(1,659.3)	—	(458.6)	(2,117.9)
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	2,552.6	2,552.6
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(9.3)	(9.3)
Common stock distributions declared	—	—	—	—	—	—	(1,996.5)	—	(1,996.5)
Net income (loss)	—	—	—	—	—	—	2,449.6	(36.3)	2,413.3
BALANCE, SEPTEMBER 30, 2022	476,517	$4.8	(10,915)	$(1,282.4)	$14,646.9	$(6,398.2)	$(689.3)	$6,036.8	$12,318.6
See accompanying notes to unaudited consolidated and condensed consolidated financial statements.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated and condensed consolidated financial statements have been prepared by American Tower Corporation (together with its subsidiaries, “ATC” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The consolidated and condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.
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
As of September 30, 2022, the Company holds (i) a 52% controlling interest in subsidiaries whose holdings consist of the Company’s operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (Allianz and CDPQ (each as defined in note 11) hold the noncontrolling interests), (ii) a 51% controlling interest in a joint venture whose holdings consist of the Company’s operations in Bangladesh (Confidence Tower Holdings Ltd. (“Confidence Group”) holds the noncontrolling interest) and (iii) a common equity interest of approximately 77% in the Company’s U.S. data center business (Stonepeak (as defined and further discussed in note 11) holds approximately 23% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity). As of September 30, 2022, ATC Europe holds an 87% and an 83% controlling interest in subsidiaries that consist of the Company’s operations in Germany and Spain, respectively (PGGM holds the noncontrolling interests). See note 11 for a discussion of changes to the Company’s noncontrolling interests during the nine months ended September 30, 2022 and 2021.
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
Significant Accounting Policies—The Company’s significant accounting policies are described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.
Cash and Cash Equivalents and Restricted Cash—The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$2,121.8	$3,277.2
Restricted cash	127.8	422.1
Total cash, cash equivalents and restricted cash	$2,249.6	$3,699.3
Restricted cash as of September 30, 2021 includes advance payments from a customer received during the year ended December 31, 2021.
Revenue—The Company’s revenue is derived from leasing the right to use its communications sites, the land on which the sites are located and the space in its data center facilities (the “lease component”) and from the reimbursement of costs incurred by the Company in operating the communications sites and data center facilities and supporting its

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
customers’ equipment as well as other services and contractual rights (the “non-lease component”). Most of the Company’s revenue is derived from leasing arrangements and is accounted for as lease revenue unless the timing and pattern of revenue recognition of the non-lease component differs from the lease component. If the timing and pattern of the non-lease component revenue recognition differs from that of the lease component, the Company separately determines the stand-alone selling prices and pattern of revenue recognition for each performance obligation. Revenue related to distributed antenna system (“DAS”) networks and fiber and other related assets results from agreements with customers that are generally not accounted for as leases.
Non-lease property revenue—Non-lease property revenue consists primarily of revenue generated from DAS networks, fiber and other property related revenue. DAS networks and fiber arrangements generally require that the Company provide the tenant the right to use available capacity on the applicable communications infrastructure. Performance obligations are satisfied over time for the duration of the arrangements. Non-lease property revenue also includes revenue generated from interconnection offerings in the Company’s data center facilities. Interconnection offerings are generally contracted on a month-to-month basis and are cancellable by the Company or the data center customer at any time. Performance obligations are satisfied over time for the duration of the arrangements. Other property related revenue streams, which include site inspections, are not material on either an individual or consolidated basis. There were no material changes in the receivables, contract assets and contract liabilities from contracts with customers for the three and nine months ended September 30, 2022.
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
A summary of revenue disaggregated by source and geography is as follows:

Three Months Ended September 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$74.3	$4.1	$6.5	$8.3	$39.0	$26.8	$159.0
Services revenue	61.6	—	—	—	—	—	61.6
Total non-lease revenue	$135.9	$4.1	$6.5	$8.3	$39.0	$26.8	$220.6
Property lease revenue	1,184.9	245.1	296.9	175.7	381.4	166.9	2,450.9
Total revenue	$1,320.8	$249.2	$303.4	$184.0	$420.4	$193.7	$2,671.5

Three Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$73.2	$2.6	$6.3	$2.1	$35.1	$—	$119.3
Services revenue	85.4	—	—	—	—	—	85.4
Total non-lease revenue	$158.6	$2.6	$6.3	$2.1	$35.1	$—	$204.7
Property lease revenue	1,155.3	310.9	251.1	173.7	355.9	2.7	2,249.6
Total revenue	$1,313.9	$313.5	$257.4	$175.8	$391.0	$2.7	$2,454.3

Nine Months Ended September 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$222.3	$12.0	$20.7	$17.5	$114.9	$78.6	$466.0
Services revenue	180.9	—	—	—	—	—	180.9
Total non-lease revenue	$403.2	$12.0	$20.7	$17.5	$114.9	$78.6	$646.9
Property lease revenue	3,505.2	833.7	836.0	543.8	1,150.0	490.5	7,359.2
Total revenue	$3,908.4	$845.7	$856.7	$561.3	$1,264.9	$569.1	$8,006.1

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Nine Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers (1)	Total
Non-lease property revenue	$214.9	$6.8	$17.5	$6.0	$100.9	$—	$346.1
Services revenue	180.1	—	—	—	—	—	180.1
Total non-lease revenue	$395.0	$6.8	$17.5	$6.0	$100.9	$—	$526.2
Property lease revenue	3,473.3	886.3	723.6	302.2	992.4	7.7	6,385.5
Total revenue	$3,868.3	$893.1	$741.1	$308.2	$1,093.3	$7.7	$6,911.7
_______________
(1)Data Centers consists of the Company’s data center facilities located in the United States. For the three and nine months ended September 30, 2021, revenue attributable to the Company’s data center assets previously reported in the U.S. & Canada property segment is now shown in the Data Centers segment.
Property revenue for the three months ended September 30, 2022 and 2021 includes straight-line revenue of $127.7 million and $99.6 million, respectively. Property revenue for the nine months ended September 30, 2022 and 2021 includes straight-line revenue of $350.4 million and $324.3 million, respectively.
The Company actively monitors the creditworthiness of its customers. In recognizing customer revenue, the Company assesses the collectibility of both the amounts billed and the portion recognized in advance of billing on a straight-line basis. This assessment takes customer credit risk and business and industry conditions into consideration to ultimately determine the collectibility of the amounts billed. To the extent the amounts, based on management’s estimates, may not be collectible, revenue recognition is deferred until such point as collectibility is determined to be reasonably assured. During the three months ended September 30, 2022, the Company deferred recognition of revenue of approximately $48 million related to a customer in India.
Accounting Standards Updates
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. In January 2021, the FASB issued additional guidance that clarifies that certain practical expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by reference rate reform. As of September 30, 2022, the Company has not modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its financial statements.
2.    PREPAID AND OTHER CURRENT ASSETS
Prepaid and other current assets consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Prepaid assets	$129.4	$94.5
Prepaid income tax	157.5	128.6
Unbilled receivables	304.4	269.6
Value added tax and other consumption tax receivables	92.2	83.9
Other miscellaneous current assets	103.5	80.6
Prepaid and other current assets	$787.0	$657.2
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the nine months ended September 30, 2022, the Company made no changes to the methods described in note 4 to its consolidated financial statements included in the 2021 Form 10-K. As of September 30, 2022, the Company does not have any material related party leases as either a lessor or a lessee. To the extent there are any intercompany leases, these are eliminated in consolidation.

Lessor— Historically, the Company has been able to successfully renew its applicable leases as needed to ensure continuation of its revenue. Accordingly, the Company assumes that it will have access to the communications infrastructure or ground space underlying its sites when calculating future minimum rental receipts through the end of the respective terms. Future minimum rental receipts expected under non-cancellable operating lease agreements as of September 30, 2022 were as follows:

Fiscal Year	Amount (1)
Remainder of 2022	$1,675.7
2023	7,397.6
2024	7,121.1
2025	6,715.1
2026	6,284.5
Thereafter	33,155.8
Total	$62,349.8
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.
Lessee—The Company assesses its right-of-use asset and other lease-related assets for impairment, as described in note 1 to the Company’s consolidated financial statements included in the 2021 Form 10-K. There were no material impairments recorded related to these assets during the three and nine months ended September 30, 2022 and 2021.
The Company leases certain land, buildings, equipment and office space under operating leases and land and improvements, towers, equipment and vehicles under finance leases. As of September 30, 2022, operating lease assets were included in Right-of-use asset and finance lease assets were included in Property and equipment, net in the consolidated balance sheet. During the nine months ended September 30, 2022, other than leases acquired in connection with acquisitions, there were no material changes in the terms and provisions of the Company’s operating leases in which the Company is a lessee. There were no material changes in finance lease assets and liabilities during the nine months ended September 30, 2022.
Information about other lease-related balances is as follows:

	As of
	September 30, 2022	December 31, 2021
Operating leases:
Right-of-use asset	$8,857.5	$9,225.1

Current portion of lease liability	$766.3	$712.6
Lease liability	7,566.4	8,041.8
Total operating lease liability	$8,332.7	$8,754.4
The weighted-average remaining lease terms and incremental borrowing rates are as follows:

	As of
	September 30, 2022	December 31, 2021
Operating leases:
Weighted-average remaining lease term (years)	12.3	13.0
Weighted-average incremental borrowing rate	5.2%	5.1%
The following table sets forth the components of lease cost:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$309.1	$295.6	$919.8	$815.3
Variable lease costs not included in lease liability (1)	92.3	94.3	290.0	248.7
______________
(1)Includes property tax paid on behalf of the landlord.
Supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(916.0)	$(798.2)

Non-cash items:
New operating leases (1)	$289.9	$1,607.2
Operating lease modifications and reassessments	$114.2	$165.3
_______________
(1)Amount includes new operating leases and leases acquired in connection with acquisitions. For the nine months ended September 30, 2021, includes $1.4 billion related to the Telxius Acquisition (as defined in note 14).

As of September 30, 2022, the Company does not have material operating or financing leases that have not yet commenced.
Maturities of operating lease liabilities as of September 30, 2022 were as follows:

Fiscal Year	Operating Lease (1)
Remainder of 2022	$288.8
2023	1,085.7
2024	1,031.2
2025	971.3
2026	914.8
Thereafter	6,980.9
Total lease payments	11,272.7
Less amounts representing interest	(2,940.0)
Total lease liability	8,332.7
Less current portion of lease liability	766.3
Non-current lease liability	$7,566.4
_______________
(1)Balances are translated at the applicable period-end exchange rate, which may impact comparability between periods.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying value of goodwill for each of the Company’s business segments were as follows:

	Property						Services	Total
	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Balance as of January 1, 2022	$4,648.4	$990.1	$612.2	$3,230.4	$888.6	$2,978.4	$2.0	$13,350.1
Adjustments (1)	—	—	—	11.7	4.3	(59.1)	—	(43.1)
Other (2)	(7.4)	—	—	—	—	—	—	(7.4)
Effect of foreign currency translation	(4.3)	(85.9)	(78.2)	(448.5)	3.5	—	—	(613.4)
Balance as of September 30, 2022	$4,636.7	$904.2	$534.0	$2,793.6	$896.4	$2,919.3	$2.0	$12,686.2
_______________
(1)Europe and Latin America consist of measurement period adjustments related to the Telxius Acquisition. Data Centers consists of measurement period adjustments related to the CoreSite Acquisition.
(2)Other represents the goodwill associated with certain operations acquired in connection with the Company’s acquisition of InSite Wireless Group, LLC. These business operations were sold during the nine months ended September 30, 2022.

The Company’s other intangible assets subject to amortization consisted of the following:

		As of September 30, 2022			As of December 31, 2021
	Estimated Useful Lives (years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired network location intangibles (1)	Up to 20	$6,045.8	$(2,483.0)	$3,562.8	$6,294.6	$(2,305.1)	$3,989.5
Acquired tenant-related intangibles	Up to 20	19,004.1	(5,676.0)	13,328.1	20,030.5	(5,051.5)	14,979.0
Acquired licenses and other intangibles	2-20	1,791.3	(361.9)	1,429.4	1,807.9	(49.2)	1,758.7
Total other intangible assets		$26,841.2	$(8,520.9)	$18,320.3	$28,133.0	$(7,405.8)	$20,727.2
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
The Company amortizes its acquired intangible assets on a straight-line basis over their estimated useful lives. As of September 30, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 15 years. Amortization of intangible assets for the three and nine months ended September 30, 2022 was $378.4 million and $1.3 billion, respectively. Amortization of intangible assets for the three and nine months ended September 30, 2021 was $318.0 million and $846.2 million, respectively. The increase in amortization expense is primarily due to intangible assets acquired since the beginning of the prior-year period, including as a result of the Telxius Acquisition and the CoreSite Acquisition. Based on current exchange rates, the Company expects to record amortization expense as follows over the remaining current year and the five subsequent years:

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

Fiscal Year	Amount
Remainder of 2022	$388.9
2023	1,434.8
2024	1,346.2
2025	1,293.4
2026	1,240.5
2027	1,227.4
5.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Accrued construction costs	$129.9	$197.3
Accrued income tax payable	15.3	84.8
Accrued pass-through costs	83.4	91.0
Amounts payable for acquisitions	16.7	95.2
Amounts payable to tenants	86.0	81.1
Accrued property and real estate taxes	284.3	255.3
Accrued rent	77.7	78.8
Payroll and related withholdings	126.7	124.7
Other accrued expenses	382.7	404.6
Total accrued expenses	$1,202.7	$1,412.8
6.    LONG-TERM OBLIGATIONS
Outstanding amounts under the Company’s long-term obligations, reflecting discounts, premiums, debt issuance costs and fair value adjustments due to interest rate swaps consisted of the following:

	As of
	September 30, 2022	December 31, 2021	Maturity Date
2021 Multicurrency Credit Facility (1) (2)	$4,394.3	$4,388.4	June 30, 2025
2021 Term Loan (1)	996.0	995.4	January 31, 2027
2021 Credit Facility (1)	705.0	1,410.0	January 31, 2027
2021 EUR Three Year Delayed Draw Term Loan (1) (2)	808.3	937.6	May 28, 2024
2021 USD 364-Day Delayed Draw Term Loan (3)	—	2,998.5	N/A
2021 USD Two Year Delayed Draw Term Loan (1)	1,499.1	1,498.4	December 28, 2023
2.250% senior notes (4)	—	600.3	N/A
3.50% senior notes	999.3	997.9	January 31, 2023
3.000% senior notes	692.7	709.9	June 15, 2023
0.600% senior notes	498.7	497.9	January 15, 2024
5.00% senior notes	1,000.6	1,000.9	February 15, 2024
3.375% senior notes	648.0	647.0	May 15, 2024
2.950% senior notes	646.0	644.7	January 15, 2025
2.400% senior notes	747.0	746.1	March 15, 2025
1.375% senior notes (5)	486.9	563.8	April 4, 2025
4.000% senior notes	746.5	745.5	June 1, 2025
1.300% senior notes	497.1	496.4	September 15, 2025
4.400% senior notes	498.0	497.6	February 15, 2026
1.600% senior notes	696.0	695.2	April 15, 2026
1.950% senior notes (5)	486.9	564.3	May 22, 2026
1.450% senior notes	594.1	593.0	September 15, 2026
3.375% senior notes	992.5	991.2	October 15, 2026

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

3.125% senior notes	398.5	398.3	January 15, 2027
2.750% senior notes	745.9	745.2	January 15, 2027
0.450% senior notes (5)	730.1	847.1	January 15, 2027
0.400% senior notes (5)	484.8	562.5	February 15, 2027
3.650% senior notes	642.9	—	March 15, 2027
3.55% senior notes	746.1	745.5	July 15, 2027
3.600% senior notes	694.9	694.3	January 15, 2028
0.500% senior notes (5)	728.5	845.3	January 15, 2028
1.500% senior notes	646.3	645.8	January 31, 2028
3.950% senior notes	592.3	591.6	March 15, 2029
0.875% senior notes (5)	729.9	847.3	May 21, 2029
3.800% senior notes	1,636.4	1,635.1	August 15, 2029
2.900% senior notes	743.2	742.5	January 15, 2030
2.100% senior notes	741.9	741.2	June 15, 2030
0.950% senior notes (5)	483.1	561.0	October 5, 2030
1.875% senior notes	792.1	791.4	October 15, 2030
2.700% senior notes	694.2	693.7	April 15, 2031
2.300% senior notes	691.6	691.0	September 15, 2031
1.000% senior notes (5)	630.2	731.7	January 15, 2032
4.050% senior notes	642.0	—	March 15, 2032
1.250% senior notes (5)	483.1	561.2	May 21, 2033
3.700% senior notes	592.2	592.1	October 15, 2049
3.100% senior notes	1,038.2	1,038.0	June 15, 2050
2.950% senior notes	1,022.0	1,021.5	January 15, 2051
Total American Tower Corporation debt	35,963.4	39,943.3

Series 2013-2A securities (6)	1,299.3	1,298.2	March 15, 2023
Series 2018-1A securities (6)	495.9	495.3	March 15, 2028
Series 2015-2 notes (7)	523.2	522.7	June 16, 2025
CoreSite Debt (8)	—	955.1	N/A
Other subsidiary debt (9)	18.9	8.0	Various
Total American Tower subsidiary debt	2,337.3	3,279.3
Finance lease obligations	28.4	31.6
Total	38,329.1	43,254.2
Less current portion of long-term obligations	(3,015.2)	(4,568.7)
Long-term obligations	$35,313.9	$38,685.5
_______________
(1)Accrues interest at a variable rate.
(2)Reflects borrowings denominated in Euro (“EUR”) and, for the 2021 Multicurrency Credit Facility (as defined below), reflects borrowings denominated in both EUR and U.S. Dollars (“USD”).
(3)Repaid in full during the nine months ended September 30, 2022 using proceeds from (i) the issuance of the 3.650% Notes and the 4.050% Notes (each as defined below), (ii) the June 2022 common stock offering (as further discussed in note 10), (iii) the Stonepeak Transaction (as defined and further discussed in note 11) and (iv) cash on hand.
(4)Repaid in full on January 14, 2022 using borrowings under the 2021 Credit Facility (as defined below).
(5)Notes are denominated in EUR.
(6)Maturity date reflects the anticipated repayment date; final legal maturity is March 15, 2048.
(7)Maturity date reflects the anticipated repayment date; final legal maturity is June 15, 2050.
(8)Debt entered into by CoreSite assumed in connection with the CoreSite Acquisition (the “CoreSite Debt”). On January 7, 2022, all amounts outstanding under the CoreSite Debt were repaid using borrowings under the 2021 Multicurrency Credit Facility and cash on hand.
(9)Includes (a) debt entered into by the Company’s Kenyan subsidiary in connection with an acquisition of communications sites in Kenya, which is denominated in USD and is payable either (i) in future installments subject to the satisfaction of specified conditions or (ii) five years from the note origination date, including the exercise of the optional two year extension, subject to the satisfaction of specified conditions, and (b) amounts due under drawn letters of credit in Nigeria (as discussed below), which are denominated in USD. As of December 31, 2021 also included U.S. subsidiary debt related to a seller-financed acquisition.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Current portion of long-term obligations—The Company’s current portion of long-term obligations primarily includes (i) $1.3 billion aggregate principal amount of the Company’s Secured Tower Revenue Securities, Series 2013-2A due March 15, 2023, (ii) $1.0 billion aggregate principal amount of the Company’s 3.50% senior unsecured notes due January 31, 2023 and (iii) $700.0 million aggregate principal amount of the Company’s 3.000% senior unsecured notes due June 15, 2023.
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

Bank Facilities
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2022, the Company borrowed an aggregate of $850.0 million and repaid an aggregate of $680.0 million of revolving indebtedness under the Company’s $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes.

2021 Credit Facility—During the nine months ended September 30, 2022, the Company borrowed an aggregate of $2.7 billion and repaid an aggregate of $3.4 billion of revolving indebtedness under the Company’s $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). The Company used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes.
Repayments under the 2021 USD 364-Day Delayed Draw Term Loan—On April 6, 2022, the Company repaid $100.0 million of indebtedness under the Company’s $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes and cash on hand. On June 10, 2022, the Company repaid $2.3 billion of indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the June 2022 common stock offering (as further discussed in note 10) and cash on hand. On August 11, 2022, the Company repaid all remaining amounts outstanding under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the Stonepeak Transaction (as defined and further discussed in note 11).
As of September 30, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the Company’s $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), the Company’s 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term Loan”) and the Company’s $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

	Outstanding Principal Balance (in millions)	Undrawn letters of credit (in millions)	Maturity Date		Current margin over LIBOR or EURIBOR (1)	Current commitment fee (2)
2021 Multicurrency Credit Facility	$4,394.3	$3.5	June 30, 2025	(3)	1.125%	0.110%
2021 Credit Facility	705.0	24.7	January 31, 2027	(3)	1.125%	0.110%
2021 Term Loan	1,000.0	N/A	January 31, 2027		1.125%	N/A
2021 EUR Three Year Delayed Draw Term Loan	808.7	N/A	May 28, 2024		1.125%	N/A
2021 USD Two Year Delayed Draw Term Loan	1,500.0	N/A	December 28, 2023		1.125%	N/A
_______________
(1)LIBOR applies to the USD denominated borrowings under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan and the 2021 USD Two Year Delayed Draw Term Loan. Euro Interbank Offer Rate (“EURIBOR”) applies to the EUR denominated borrowings under the 2021 Multicurrency Credit Facility and all of the borrowings under the 2021 EUR Three Year Delayed Draw Term Loan.
(2)Fee on undrawn portion of each credit facility.
(3)Subject to two optional renewal periods.

Nigeria Letters of Credit—During the nine months ended September 30, 2022, the Company drew on letters of credit in Nigeria. The drawn amounts bear interest at a rate equal to the Secured Overnight Financing Rate at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing. As of September 30, 2022, the Company had $13.0 million outstanding under the drawn letters of credit.

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
Items Measured at Fair Value on a Recurring Basis—The fair values of the Company’s financial assets and liabilities that are required to be measured on a recurring basis at fair value were as follows:

	September 30, 2022			December 31, 2021
	Fair Value Measurements Using			Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swap agreements	—	$—	—	—	$11.0	—
Investments in equity securities (1)	$33.7	—	—	$37.1	—	—
Liabilities:
Interest rate swap agreements	—	$7.6	—	—	—	—
Fair value of debt related to interest rate swap agreements (2)	$(6.4)	—	—	$12.2	—	—
_______________
(1)Investments in equity securities are recorded in Notes receivable and other non-current assets in the consolidated balance sheet at fair value. Unrealized holding gains and losses for equity securities are recorded in Other income (expense) in the consolidated statements of operations in the current period. During the three and nine months ended September 30, 2022, the Company recognized unrealized gains (losses) of $4.4 million and $(3.4) million, respectively, for equity securities held as of September 30, 2022.
(2)Included in the carrying values of the corresponding debt obligations.

During the nine months ended September 30, 2022, the Company made no changes to the methods described in note 11 to its consolidated financial statements included in the 2021 Form 10-K that it used to measure the fair value of its interest rate swap agreements. In January 2022, the interest rate swap agreements with certain lenders under the 2.250% Notes expired upon maturity of the underlying debt. As of September 30, 2022, there were no amounts outstanding under the interest rate swap agreements under the 2.250% Notes.
 Items Measured at Fair Value on a Nonrecurring Basis
Assets Held and Used—The Company’s long-lived assets are recorded at amortized cost and, if impaired, are adjusted to fair value using Level 3 inputs. There were no material impairments during the three and nine months ended September 30, 2022 and 2021. There were no other items measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2022 or 2021.
Fair Value of Financial Instruments—The Company’s financial instruments for which the carrying value reasonably approximates fair value at September 30, 2022 and December 31, 2021 include cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The Company’s estimates of fair value of its long-term obligations, including the current portion, are based primarily upon reported market values. For long-term debt not actively traded, fair value is estimated using either indicative price quotes or a discounted cash flow analysis using rates for debt with similar terms and maturities. As of September 30, 2022 and December 31, 2021, the carrying value of long-term obligations, including the current portion, was $38.3 billion and $43.3 billion, respectively. As of September 30, 2022, the fair value of long-term obligations, including the current portion, was $34.3 billion, of which $23.6 billion was measured using Level 1 inputs and $10.7 billion was measured using Level 2 inputs. As of December 31, 2021, the fair value of long-term obligations, including the current portion, was $44.1 billion, of which $28.5 billion was measured using Level 1 inputs and $15.6 billion was measured using Level 2 inputs.

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
The decreases in the income tax provision during the three and nine months ended September 30, 2022 were primarily attributable to fewer additions to reserves for the Company’s existing tax positions and reduced earnings in certain foreign jurisdictions. The decrease in the income tax provision during the nine months ended September 30, 2022 also included the reversal of valuation allowances of $79.7 million in certain jurisdictions, as compared to a reversal of $8.8 million during the nine months ended September 30, 2021. These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.
As of September 30, 2022 and December 31, 2021, the total unrecognized tax benefits that would impact the ETR, if recognized, were approximately $99.7 million and $94.8 million, respectively. The amount of unrecognized tax benefits during the three and nine months ended September 30, 2022 includes (i) additions to the Company’s existing tax positions of $2.2 million and $11.8 million, respectively, including remeasurements of acquired liabilities of $3.5 million for the nine months ended September 30, 2022, (ii) reductions due to foreign currency exchange rate fluctuations of $3.9 million and $6.3 million, respectively, and (iii) reductions due to settlements of $1.6 million. Unrecognized tax benefits are expected to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, as described in note 12 to the Company’s consolidated financial statements included in the 2021 Form 10-K. The impact of the amount of these changes to previously recorded uncertain tax positions could range from zero to $23.3 million.
The Company recorded the following penalties and income tax-related interest expense during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Penalties and income tax-related interest expense (1)	$3.7	$9.6	$15.2	$43.1
_______________
(1)Nine months ended September 30, 2021 reflects an increase of $16.6 million due to a reclassification of unrecognized tax benefits to penalties and income tax-related interest expense.
As of September 30, 2022 and December 31, 2021, the total amount of accrued income tax related interest and penalties included in the consolidated balance sheets were $52.8 million and $42.3 million, respectively.
9.    STOCK-BASED COMPENSATION
Summary of Stock-Based Compensation Plans—The Company maintains equity incentive plans that provide for the grant of stock-based awards to its directors, officers and employees. The Company’s 2007 Equity Incentive Plan, as amended (the “2007 Plan”), provides for the grant of non-qualified and incentive stock options, as well as restricted stock units, restricted stock and other stock-based awards. Exercise prices for non-qualified and incentive stock options are not less than the fair value of the underlying common stock on the date of grant. Equity awards typically vest ratably, generally over four years for time-based restricted stock units (“RSUs”) and stock options and three years for performance-based restricted stock units (“PSUs”). Stock options generally expire ten years from the date of grant. As of September 30, 2022, the Company had the ability to grant stock-based awards with respect to an aggregate of 5.2 million shares of common stock under the 2007 Plan. In connection with the CoreSite Acquisition, the Company assumed the remaining shares previously available for issuance under a plan approved by the CoreSite shareholders, which converted into 1.4 million shares of the Company’s common stock. These shares will be available for issuance under the 2007 Plan, however, will only be available for grants to certain employees and will not be available for issuance beyond the period

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
when they would have been available under the CoreSite plan, or March 20, 2023, at which time they will no longer be available for grant. In addition, the Company maintains an employee stock purchase plan (the “ESPP”) pursuant to which eligible employees may purchase shares of the Company’s common stock on the last day of each bi-annual offering period at a 15% discount from the lower of the closing market value on the first or last day of such offering period. The offering periods run from June 1 through November 30 and from December 1 through May 31 of each year.
During the three and nine months ended September 30, 2022 and 2021, the Company recorded the following stock-based compensation expense in selling, general, administrative and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$39.2	$28.1	$138.1	$98.0
Stock Options—As of September 30, 2022, there was no unrecognized compensation expense related to unvested stock options.
The Company’s option activity for the nine months ended September 30, 2022 was as follows (shares disclosed in full amounts):

Number of Options
Outstanding as of January 1, 2022	1,067,999
Exercised	(157,168)
Forfeited	—
Expired	—
Outstanding as of September 30, 2022	910,831
Restricted Stock Units—As of September 30, 2022, total unrecognized compensation expense related to unvested RSUs granted under the 2007 Plan, including the CoreSite Replacement Awards (as defined below), was $199.7 million and is expected to be recognized over a weighted average period of approximately two years. Vesting of RSUs is subject generally to the employee’s continued employment or death, disability or qualified retirement (each as defined in the applicable RSU award agreement). In December 2021, in connection with the CoreSite Acquisition, the Company assumed and converted certain equity awards previously granted by CoreSite under its equity plan into corresponding equity awards with respect to shares of the Company’s common stock (the “CoreSite Replacement Awards”). As of September 30, 2022, total unrecognized compensation expense related to the CoreSite Replacement Awards was $9.8 million and is expected to be recognized over a weighted average period of approximately one year.
Performance-Based Restricted Stock Units—During the nine months ended September 30, 2022, the Company’s Compensation Committee (the “Compensation Committee”) granted an aggregate of 98,542 PSUs (the “2022 PSUs”) to its executive officers and established the performance metrics for these awards. During the years ended December 31, 2021 and 2020, the Compensation Committee granted an aggregate of 98,694 PSUs (the “2021 PSUs”) and 110,925 PSUs (the “2020 PSUs”), respectively, to its executive officers and established the performance metrics for these awards. During the year ended December 31, 2020, in connection with the retirement of the Company’s former Chief Executive Officer, an aggregate of 40,186 shares underlying the 2020 PSUs were forfeited, which included the target number of shares issuable at the end of the three-year performance period for such executive’s 2020 PSUs. Threshold, target and maximum parameters were established for the metrics for a three-year performance period with respect to each of the 2022 PSUs, the 2021 PSUs and the 2020 PSUs and will be used to calculate the number of shares that will be issuable when each award vests, which may range from zero to 200% of the target amounts. At the end of each three-year performance period, the number of shares that vest will depend on the degree of achievement against the pre-established performance goals. PSUs will be paid out in common stock at the end of each performance period, subject generally to the executive’s continued employment or death, disability or qualified retirement (each as defined in the applicable PSU award agreement). PSUs will accrue dividend equivalents prior to vesting, which will be paid out only in respect of shares that actually vest.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Restricted Stock Units and Performance-Based Restricted Stock Units—The Company’s RSU and PSU activity for the nine months ended September 30, 2022 was as follows (shares disclosed in full amounts):

	RSUs	PSUs
Outstanding as of January 1, 2022 (1) (2)	1,298,178	267,621
Granted (3)	702,278	98,542
Vested and Released (4)	(537,264)	(98,188)
Forfeited	(61,586)	—
Outstanding as of September 30, 2022	1,401,606	267,975
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
During the three and nine months ended September 30, 2022, the Company recorded $8.3 million and $26.6 million, respectively, in stock-based compensation expense for equity awards in which the performance goals have been established and were probable of being achieved. The remaining unrecognized compensation expense related to these awards at September 30, 2022 was $8.6 million based on the Company’s current assessment of the probability of achieving the performance goals. The weighted average period over which the cost will be recognized is approximately two years.
10.    EQUITY
Sales of Equity Securities—The Company receives proceeds from sales of its equity securities pursuant to the ESPP and upon exercise of stock options granted under the 2007 Plan. During the nine months ended September 30, 2022, the Company received an aggregate of $21.0 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, the Company established an “at the market” stock offering program through which it may issue and sell shares of its common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to specific instructions of the Company, at negotiated prices. The Company intends to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2022, the Company has not sold any shares of common stock under the 2020 ATM Program.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
During the nine months ended September 30, 2022, there were no repurchases under either of the Buyback Programs. As of September 30, 2022, the Company has repurchased a total of 14,361,283 shares of its common stock under the 2011 Buyback for an aggregate of $1.5 billion, including commissions and fees. As of September 30, 2022, the Company has not made any repurchases under the 2017 Buyback.
The Company expects to fund any further repurchases of its common stock through a combination of cash on hand, cash generated by operations and borrowings under its credit facilities. Repurchases under the Buyback Programs are subject to, among other things, the Company having available cash to fund the repurchases.
Distributions—During the nine months ended September 30, 2022, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

Declaration Date	Payment Date	Record Date	Distribution per share	Aggregate Payment Amount (1)
Common Stock
September 21, 2022	October 26, 2022	October 11, 2022	$1.47	$684.4
May 18, 2022	July 8, 2022	June 17, 2022	$1.43	$665.8
March 10, 2022	April 29, 2022	April 13, 2022	$1.40	$638.8
December 15, 2021	January 14, 2022	December 27, 2021	$1.39	$633.5
_______________
(1)Does not include amounts accrued for distributions payable related to unvested restricted stock units.
During the nine months ended September 30, 2021, the Company declared or paid the following cash distributions (per share data reflects actual amounts):

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
The Company accrues distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2022, the amount accrued for distributions payable related to unvested restricted stock units was $13.5 million. During the nine months ended September 30, 2022 and 2021, the Company paid $6.8 million and $7.5 million of distributions upon the vesting of restricted stock units, respectively. To maintain its qualification for taxation as a REIT, the Company expects to continue paying distributions, the amount, timing and frequency of which will be determined, and subject to adjustment, by the Company’s Board of Directors.
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
As of September 30, 2022, ATC Europe consists of the Company’s operations in France, Germany, Poland and Spain. The Company currently holds a 52% controlling interest in ATC Europe, with CDPQ and Allianz holding 30% and 18% noncontrolling interests, respectively. ATC Europe holds a 100% interest in the subsidiaries that consist of the Company’s operations in France and Poland and an 87% and an 83% controlling interest in the subsidiaries that consist of the Company’s operations in Germany and Spain, respectively, with PGGM holding a 13% and a 17% noncontrolling interest in each respective subsidiary.
Bangladesh Partnership—In August 2021, the Company acquired a 51% controlling interest in Kirtonkhola Tower Bangladesh Limited (“KTBL”) for 900 million Bangladeshi Taka (“BDT”) (approximately $10.6 million at the date of closing). Confidence Group holds a 49% noncontrolling interest in KTBL.
Stonepeak Transaction—In July 2022, the Company entered into an agreement with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) for Stonepeak to acquire a 29% noncontrolling ownership interest in the Company’s U.S. data center business. The transaction was completed in August 2022 for total aggregate consideration of $2.5 billion, through an investment in common equity of $1,750.0 million and mandatorily convertible preferred equity of $750.0 million (the “Stonepeak Transaction”).
As of September 30, 2022, the Company holds a common equity interest of approximately 77% in its U.S. data center business, with Stonepeak holding approximately 23% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 71%, with Stonepeak holding approximately 29%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
Subsequent to September 30, 2022, Stonepeak acquired additional noncontrolling ownership interests in the Company’s U.S. data center business, as further discussed in note 16.
Dividends to noncontrolling interests— Certain of the Company’s subsidiaries may, from time to time, declare dividends. In December 2021, AT Iberia C.V., one of the Company’s subsidiaries in Spain, declared a dividend of 14.0 million EUR (approximately $15.9 million) payable, pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Iberia C.V.
In August 2022, AT Rhine C.V., one of the Company’s subsidiaries in Germany, declared and paid a dividend of 25.0 million EUR (approximately $25.1 million at the date of payment), pursuant to the terms of the ownership agreements, to ATC Europe and PGGM in proportion to their respective equity interests in AT Rhine C.V.
As of September 30, 2022, the amount accrued for distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity was $5.5 million.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
The changes in noncontrolling interests were as follows:

	Nine Months Ended September 30,
	2022	2021
Balance as of January 1,	$3,988.4	$474.9
ATC Europe Transactions (1)	—	3,078.2
Bangladesh partnership (2)	—	10.2
Stonepeak Transaction (3)	2,500.0	—
Adjustment to noncontrolling interest due to reorganization (4)	—	601.0
Redemption of noncontrolling interest (5)	—	(1.7)
Net (loss) income attributable to noncontrolling interests (6)	(36.3)	6.9
Foreign currency translation adjustment attributable to noncontrolling interests, net of tax	(458.6)	(103.3)
Contributions from noncontrolling interest holders	52.6	—
Distributions to noncontrolling interest holders (6)	(9.3)	(0.4)
Balance as of September 30,	$6,036.8	$4,065.8
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
(3)Represents the impact of contributions received from Stonepeak described above on Noncontrolling interests as of September 30, 2022. Reflected within Contributions from noncontrolling interest holders in the consolidated statements of equity.
(4)Represents the impact of the reorganization of European interests described above on Noncontrolling interests.
(5)Represents the impact of the purchase of interests described above on Noncontrolling interests.
(6)For the nine months ended September 30, 2022, primarily includes $5.5 million of distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity and a dividend of $3.2 million paid to PGGM.
12.    EARNINGS PER COMMON SHARE
The following table sets forth basic and diluted net income per common share computational data (shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to American Tower Corporation common stockholders	$839.7	$723.0	$2,449.6	$2,114.3
Basic weighted average common shares outstanding	465,594	455,224	460,141	450,148
Dilutive securities	1,207	1,753	1,219	1,833
Diluted weighted average common shares outstanding	466,801	456,977	461,360	451,981
Basic net income attributable to American Tower Corporation common stockholders per common share	$1.80	$1.59	$5.32	$4.70
Diluted net income attributable to American Tower Corporation common stockholders per common share	$1.80	$1.58	$5.31	$4.68
Shares Excluded From Dilutive Effect—The following shares were not included in the computation of diluted earnings per share because the effect would be anti-dilutive (in thousands, on a weighted average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	—	—	88	—
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
AT&T Transaction—The Company has an agreement with SBC Communications Inc., a predecessor entity to AT&T Inc. (“AT&T”), that currently provides for the lease or sublease of approximately 2,000 towers commencing between December 2000 and August 2004. Substantially all of the towers are part of the securitization transactions completed in March 2013 and March 2018. The average term of the lease or sublease for all communications sites at the inception of the agreement was approximately 27 years, assuming renewals or extensions of the underlying ground leases for the sites. The Company has the option to purchase the sites subject to the applicable lease or sublease upon its expiration. Each tower is assigned to an annual tranche, ranging from 2013 to 2032, which represents the outside expiration date for the sublease rights to that tower. The purchase price for each site is a fixed amount stated in the lease for that site plus the fair market value of certain alterations made to the related tower by AT&T. As of September 30, 2022, the Company has purchased an aggregate of approximately 400 of the subleased towers which are subject to the applicable agreement. The aggregate purchase option price for the remaining towers leased and subleased is $1.1 billion and includes per annum accretion through the applicable expiration of the lease or sublease of a site. For all such sites, AT&T has the right to continue to lease the reserved space through June 30, 2025 at the then-current monthly fee, which shall escalate in accordance with the standard master lease agreement for the remainder of AT&T’s tenancy. Thereafter, AT&T shall have the right to renew such lease for up to five successive five-year terms.
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

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
14.    ACQUISITIONS
Impact of current year acquisitions—The Company typically acquires communications sites and other communications infrastructure assets from wireless carriers or other tower operators and subsequently integrates those sites and related assets into its existing portfolio of communications sites and related assets. In the United States, the Company has also acquired data center facilities and related assets, including through the CoreSite Acquisition, as discussed below. The financial results of the Company’s acquisitions have been included in the Company’s consolidated statements of operations for the nine months ended September 30, 2022 from the date of the respective acquisition. The date of acquisition, and by extension the point at which the Company begins to recognize the results of an acquisition, may depend on, among other things, the receipt of contractual consents, the commencement and extent of leasing arrangements and the timing of the transfer of title or rights to the assets, which may be accomplished in phases. Communications sites acquired from communications service providers may never have been operated as a business and may instead have been utilized solely by the seller as a component of its network infrastructure. An acquisition may or may not involve the transfer of business operations or employees.
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
During the three and nine months ended September 30, 2022 and 2021, the Company recorded acquisition and merger related expenses for business combinations and non-capitalized asset acquisition costs and integration costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acquisition and merger related expenses	$29.0	$25.3	$38.2	$88.8
Integration costs	$14.0	$6.9	$38.8	$32.9
During the nine months ended September 30, 2022 and 2021, the Company also recorded benefits of $8.5 million and $4.4 million, respectively, related to pre-acquisition contingencies and settlements. The three and nine months ended September 30, 2022 included acquisition and merger related costs associated with the Stonepeak Transaction. The three and nine months ended September 30, 2021 included acquisition and merger related costs associated with the Telxius Acquisition.
2022 Transactions
The estimated aggregate impact of the acquisitions completed in 2022 on the Company’s revenues and gross margin for the three and nine months ended September 30, 2022 was not material to the Company’s operating results. The revenues and gross margin amounts also reflect incremental revenues from the addition of new customers to communications infrastructure assets subsequent to the transaction date.
Spain Fiber Acquisition—During the nine months ended September 30, 2022, the Company acquired fiber connected to the Company’s communications sites in Spain from Telefónica de España S.A.U. for an aggregate total purchase price of 120.1 million EUR (approximately $128.8 million at the dates of closing), including value added tax. This acquisition is being accounted for as an asset acquisition and is included in the table below in “Other.”

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
Other Acquisitions—During the nine months ended September 30, 2022, the Company acquired a total of 258 communications sites, as well as other communications infrastructure assets, in the United States, Canada, France, Mexico, Nigeria and Poland, including 208 communications sites in connection with the Company’s agreement with Orange S.A. (“Orange”), as further described below, for an aggregate purchase price of $174.2 million. Of the aggregate purchase price, $11.6 million is reflected as a payable in the consolidated balance sheet as of September 30, 2022. These acquisitions were accounted for as asset acquisitions.
The following table summarizes the allocations of the purchase prices for the fiscal year 2022 acquisitions based upon their estimated fair value at the date of acquisition:

Other
Current assets	$33.3
Property and equipment	113.6
Intangible assets (1):
Tenant-related intangible assets	143.7
Network location intangible assets	18.8
Other intangible assets	—
Other non-current assets	18.7
Current liabilities	(1.1)
Deferred tax liability	—
Other non-current liabilities	(24.0)
Net assets acquired	303.0
Goodwill	—
Fair value of net assets acquired	303.0
Purchase price	$303.0
_______________
(1)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.
Other Signed Acquisitions
Orange Acquisition—On November 28, 2019, the Company entered into definitive agreements with Orange for the acquisition of up to approximately 2,000 communications sites in France over a period of up to five years for total consideration in the range of approximately 500.0 million EUR to 600.0 million EUR (approximately $550.5 million to $660.5 million at the date of signing) to be paid over the five-year term. In addition to the 208 communications sites acquired during the nine months ended September 30, 2022, the Company acquired 1,197 of these communications sites during the years ended December 31, 2020 and 2021. Subsequent to September 30, 2022, the Company completed the acquisition of an additional 75 of these communications sites. The remaining communications sites are expected to continue to close in tranches, subject to customary closing conditions.
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
Of the aggregate purchase price, 255.5 million EUR (approximately $250.5 million), including post-closing adjustments, of deferred payments are due in September 2025 and are reflected in Other non-current liabilities in the consolidated

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
balance sheet as of September 30, 2022. The acquired operations in Germany and Spain are included in the Europe property segment and the acquired operations in Brazil, Peru, Chile and Argentina are included in the Latin America property segment. The Telxius Acquisition was accounted for as a business combination.
The following table summarizes the preliminary and updated allocations of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Telxius Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of September 30, 2022.

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
(2)Tenant-related intangible assets and network location intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.

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
The following table summarizes the preliminary and updated allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the CoreSite Acquisition based upon its estimated fair value at the date of acquisition. Balances are reflected in the accompanying consolidated balance sheet as of September 30, 2022.

	Preliminary Allocation	Updated Allocation
Current assets	$99.8	$99.6
Property and equipment	5,129.0	5,289.5
Intangible assets (1):
Tenant-related intangible assets	665.0	655.0
Network location intangible assets	—	—
Other intangible assets	1,709.0	1,636.3
Other non-current assets	332.9	330.1
Current liabilities	(156.6)	(154.8)
Deferred tax liability	—	—
Other non-current liabilities	(323.1)	(340.6)
Net assets acquired	7,456.0	$7,515.1
Goodwill	2,943.3	2,884.2
Fair value of net assets acquired	10,399.3	10,399.3
Debt assumed	(955.1)	(955.1)
Purchase price	$9,444.2	$9,444.2
_______________
(1)Tenant-related intangible assets are amortized on a straight-line basis over a 10 year period. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pro forma revenues	$2,671.9	$2,638.7	$8,011.7	$7,749.4
Pro forma net income attributable to American Tower Corporation common stockholders	$839.4	$574.6	$2,449.2	$1,708.9
Pro forma net income per common share amounts:
Basic net income attributable to American Tower Corporation common stockholders	$1.80	$1.24	$5.26	$3.68
Diluted net income attributable to American Tower Corporation common stockholders	$1.80	$1.23	$5.25	$3.67

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)
15.    BUSINESS SEGMENTS
Property
Communications Sites and Related Communications Infrastructure—The Company’s primary business is leasing space on multitenant communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. The Company has historically reported these operations on a geographic basis.
Data Centers—During the fourth quarter of 2021, as a result of the CoreSite Acquisition, the Company established the Data Centers segment as a reportable segment. The Data Centers segment relates to data center facilities and related assets that the Company owns and operates in the United States. The Data Centers segment offers different services from, and requires different resources, skill sets and marketing strategies than the existing property operating segment in the U.S. & Canada. Prior to this revision, the Company operated in five property business segments: (i) U.S. & Canada property, (ii) Asia-Pacific property, (iii) Africa property, (iv) Europe property and (v) Latin America property.
The change in reportable segments had no impact on the Company’s consolidated financial statements for any prior periods. Historical financial information included in this Quarterly Report has been adjusted to reflect the change in reportable segments.
As of September 30, 2022, the Company’s property operations consisted of the following:
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
Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 is shown in the following tables. The “Other” column (i) represents amounts excluded from specific segments, such as business development operations, stock-based compensation expense and corporate expenses included in Selling, general, administrative and development expense; Other operating expenses; Interest income; Interest expense; Gain (loss) on retirement of long-term obligations; and Other income (expense), and (ii) reconciles segment operating profit to Income from continuing operations before income taxes.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Three Months Ended September 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,259.2	$249.2	$303.4	$184.0	$420.4	$193.7	$2,609.9	$61.6		$2,671.5
Segment operating expenses	219.0	171.8	119.8	83.0	131.5	83.7	808.8	27.7		836.5
Segment gross margin	1,040.2	77.4	183.6	101.0	288.9	110.0	1,801.1	33.9		1,835.0
Segment selling, general, administrative and development expense (1)	48.0	10.9	19.4	12.4	26.7	15.8	133.2	5.5		138.7
Segment operating profit	$992.2	$66.5	$164.2	$88.6	$262.2	$94.2	$1,667.9	$28.4		$1,696.3
Stock-based compensation expense									$39.2	39.2
Other selling, general, administrative and development expense									53.3	53.3
Depreciation, amortization and accretion									898.1	898.1
Other income (2)									(150.1)	(150.1)
Income from continuing operations before income taxes										$855.8
Total assets	$26,749.3	$4,799.6	$4,592.6	$10,513.7	$8,477.7	$10,750.8	$65,883.7	$96.9	$532.2	$66,512.8
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $39.2 million.
(2)Primarily includes gains from foreign currency exchange rate fluctuations, partially offset by interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Three Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$1,228.5	$313.5	$257.4	$175.8	$391.0	$2.7	$2,368.9	$85.4		$2,454.3
Segment operating expenses	220.2	187.1	88.2	73.0	123.7	1.2	693.4	30.9		724.3
Segment gross margin	1,008.3	126.4	169.2	102.8	267.3	1.5	1,675.5	54.5		1,730.0
Segment selling, general, administrative and development expense (1)	47.0	21.5	16.5	12.8	26.3	1.1	125.2	3.8		129.0
Segment operating profit	$961.3	$104.9	$152.7	$90.0	$241.0	$0.4	$1,550.3	$50.7		$1,601.0
Stock-based compensation expense									$28.1	28.1
Other selling, general, administrative and development expense									48.8	48.8
Depreciation, amortization and accretion									611.4	611.4
Other expense (2)									135.1	135.1
Income from continuing operations before income taxes										$777.6
Total assets	$27,281.2	$5,164.2	$4,965.4	$12,123.2	$8,764.1	$93.8	$58,391.9	$100.9	$2,037.2	$60,530.0
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $28.1 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Nine Months Ended September 30, 2022	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$3,727.5	$845.7	$856.7	$561.3	$1,264.9	$569.1	$7,825.2	$180.9		$8,006.1
Segment operating expenses	631.4	528.6	329.4	250.6	395.0	239.3	2,374.3	84.5		2,458.8
Segment gross margin	3,096.1	317.1	527.3	310.7	869.9	329.8	5,450.9	96.4		5,547.3
Segment selling, general, administrative and development expense (1)	134.3	64.9	63.9	41.4	81.4	47.7	433.6	16.6		450.2
Segment operating profit	$2,961.8	$252.2	$463.4	$269.3	$788.5	$282.1	$5,017.3	$79.8		$5,097.1
Stock-based compensation expense									$138.1	138.1
Other selling, general, administrative and development expense									159.7	159.7
Depreciation, amortization and accretion									2,540.4	2,540.4
Other income (2)									(220.4)	(220.4)
Income from continuing operations before income taxes										$2,479.3
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $138.1 million.
(2)Primarily includes gains from foreign currency exchange rate fluctuations, partially offset by interest expense.

AMERICAN TOWER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions, unless otherwise noted)

	Property						Total Property	Services	Other	Total
Nine Months Ended September 30, 2021	U.S. & Canada	Asia-Pacific	Africa	Europe	Latin America	Data Centers
Segment revenues	$3,688.2	$893.1	$741.1	$308.2	$1,093.3	$7.7	$6,731.6	$180.1		$6,911.7
Segment operating expenses	628.0	546.4	254.8	110.7	337.0	3.1	1,880.0	66.5		1,946.5
Segment gross margin	3,060.2	346.7	486.3	197.5	756.3	4.6	4,851.6	113.6		4,965.2
Segment selling, general, administrative and development expense (1)	126.4	52.7	52.9	26.3	79.6	3.4	341.3	12.1		353.4
Segment operating profit	$2,933.8	$294.0	$433.4	$171.2	$676.7	$1.2	$4,510.3	$101.5		$4,611.8
Stock-based compensation expense									$98.0	98.0
Other selling, general, administrative and development expense									144.3	144.3
Depreciation, amortization and accretion									1,688.7	1,688.7
Other expense (2)									379.9	379.9
Income from continuing operations before income taxes										$2,300.9
_______________
(1)Segment selling, general, administrative and development expenses exclude stock-based compensation expense of $98.0 million.
(2)Primarily includes interest expense, partially offset by gains from foreign currency exchange rate fluctuations.
16.    SUBSEQUENT EVENTS
Stonepeak Additional Investment—In October 2022, the Company entered into an agreement with Stonepeak for Stonepeak to acquire additional common equity and mandatorily preferred equity interests in the Company’s U.S. data center business for total aggregate consideration of $570.0 million. The transaction was completed on October 20, 2022. The Company used the proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
After the completion of the transaction, the Company holds a common equity interest of approximately 72% in its U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of the initial closing in August 2022, and on the basis of the currently outstanding equity, the Company will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%.
Vodafone Idea—On October 21, 2022, a subsidiary of the Company, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), and Vodafone Idea Limited (“VIL”) notified the stock exchange of India that both parties have board approvals in relation to an issuance of convertible debentures pursuant to which, in exchange for VIL’s payment of certain amounts towards accounts receivables, ATC TIPL shall pay equivalent amounts towards subscription to convertible debentures issued by VIL. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The issuance of the debentures is subject to certain conditions precedent.
New Zealand Acquisition—On October 25, 2022, the Company, through its recently formed New Zealand subsidiary, acquired land under carrier or other third-party communications sites in New Zealand from Clearspan Pty Ltd for total consideration of approximately 50 million New Zealand Dollars (approximately $29 million at the date of closing).

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
Overview
We are one of the largest global real estate investment trusts and a leading independent owner, operator and developer of multitenant communications real estate. Our primary business is the leasing of space on communications sites to wireless service providers, radio and television broadcast companies, wireless data providers, government agencies and municipalities and tenants in a number of other industries. In addition to the communications sites in our portfolio, we manage rooftop and tower sites for property owners under various contractual arrangements. We also hold other telecommunications infrastructure, fiber and property interests that we lease primarily to communications service providers and third-party tower operators, and, as discussed further below, we hold a portfolio of highly interconnected data center facilities and related assets in the United States. Our customers include our tenants, licensees and other payers. We refer to the business encompassing the above as our property operations, which accounted for 98% of our total revenues for each of the three and nine months ended September 30, 2022 and includes our U.S. & Canada property, Asia-Pacific property, Africa property, Europe property, Latin America property and Data Centers segments.
We also offer tower-related services in the United States, including site application, zoning and permitting and structural analysis, which primarily support our site leasing business, including the addition of new tenants and equipment on our sites.

The following table details the number of communications sites, excluding managed sites, that we owned or operated as of September 30, 2022:

	Number of Owned Towers	Number of Operated Towers (1)	Number of Owned DAS Sites
U.S. & Canada:
Canada	222	—	—
United States	27,275	15,339	454
U.S. & Canada total	27,497	15,339	454
Asia-Pacific: (2)
Bangladesh	412	—	—
India	75,581	—	836
Philippines	303	—	—
Asia-Pacific total	76,296	—	836
Africa:
Burkina Faso	707	—	—
Ghana	3,537	657	29
Kenya	3,327	—	9
Niger	839	—	—
Nigeria	7,411	—	—
South Africa	2,969	—	—
Uganda	3,930	—	12
Africa total	22,720	657	50
Europe:
France	3,686	303	8
Germany	14,759	—	—
Poland	51	—	—
Spain	11,578	—	1
Europe total	30,074	303	9
Latin America:
Argentina	495	—	11
Brazil	20,643	2,052	121
Chile	3,738	—	138
Colombia	4,977	—	6
Costa Rica	695	—	2
Mexico	9,627	186	92
Paraguay	1,445	—	—
Peru	3,938	450	1
Latin America total	45,558	2,688	371
_______________
(1)Approximately 95% of the operated towers are held pursuant to long-term finance leases, including those subject to purchase options.
(2)We also control land under carrier or other third-party communications sites in Australia, which provides recurring cash flow through tenant leasing arrangements.

As of September 30, 2022, our property portfolio included 28 operating data center facilities across ten markets in the United States that collectively comprise approximately 3.1 million net rentable square feet (“NRSF”) of data center space, as detailed below:

	Number of Data Centers	Total NRSF (1)
		(in thousands)
San Francisco Bay, CA	8	940
Los Angeles, CA	3	670
Northern Virginia, VA	5	536
New York, NY	2	237
Chicago, IL	2	216
Boston, MA	1	143
Denver, CO	2	35
Miami, FL	2	47
Orlando, FL	1	129
Atlanta, GA	2	128
Total	28	3,081
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
In most of our markets, our tenant leases with wireless carriers generally have initial non-cancellable terms of five to ten years with multiple renewal terms. Accordingly, the vast majority of the revenue generated by our property operations during the three and nine months ended September 30, 2022 was recurring revenue that we should continue to receive in future periods. Most of our tenant leases for our communications sites have provisions that periodically increase the rent due under the lease, typically based on an annual fixed escalation (averaging approximately 3% in the United States) or an inflationary index in most of our international markets, or a combination of both. In addition, certain of our tenant leases provide for additional revenue primarily to cover costs (pass-through revenue), such as ground rent or power and fuel costs.
Based upon existing customer leases and foreign currency exchange rates as of September 30, 2022, we expect to generate over $62 billion of non-cancellable customer lease revenue over future periods, before the impact of straight-line lease accounting.

Following the court rulings by the Supreme Court of India regarding carriers’ obligations for the adjusted gross revenue (“AGR”) fees and charges prescribed by such court, we continue to experience variability and a level of uncertainty in collections in India. As further discussed in Item 1A of this Quarterly Report on Form 10-Q under the caption “Risk Factors— A substantial portion of our revenue is derived from a small number of customers, and we are sensitive to adverse changes in the creditworthiness and financial strength of our customers,” our largest customer in India, Vodafone Idea Limited (“VIL”), has indicated that it would make a partial payment of its contractual amounts owed to us under tenant leases for the remainder of 2022 (the “VIL Shortfall”), including amounts owed for the three months ended September 30, 2022. For the three months ended September 30, 2022, the shortfall in payments totaled approximately $48 million. We have deferred recognition of revenue on the shortfall amount until payment is received. Recognition of revenue on any future shortfalls in payment of contractual amounts will be similarly deferred. Based on indications from VIL, we expect to defer recognition of a similar amount for the three months ended December 31, 2022, pending resolution. VIL has communicated its intent to fulfill the full amount of its contractual obligations commencing January 1, 2023, although no assurance can be given that this will occur.
On October 21, 2022, our subsidiary, ATC Telecom Infrastructure Private Limited (“ATC TIPL”), and VIL notified the stock exchange of India that both parties have board approvals in relation to an issuance of convertible debentures pursuant to which, in exchange for VIL’s payment of certain amounts towards accounts receivables, ATC TIPL shall pay equivalent amounts towards subscription to convertible debentures issued by VIL. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The issuance of the debentures is subject to certain conditions precedent.

We are required to periodically evaluate the carrying value of our assets, or when significant changes in projected cash flows arise, which may result in the realization of impairment expense or other similar charges. For more information, please see our discussion below under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

The revenues generated by our property operations may be affected by cancellations of existing tenant leases. As discussed above, most of our tenant leases with wireless carriers and broadcasters are multiyear contracts, which typically are non-cancellable; however, in some instances, a lease may be cancelled upon the payment of a termination fee. Revenue lost from either tenant lease cancellations or the non-renewal of leases or rent renegotiations, which we refer to as churn, has historically not had a material adverse effect on the revenues generated by our consolidated property operations. During the nine months ended September 30, 2022, churn was approximately 5% of our tenant billings, primarily driven by churn in our U.S. & Canada property segment, as discussed below.
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

Nareit FFO attributable to American Tower Corporation common stockholders is defined as net income before gains or losses from the sale or disposal of real estate, real estate related impairment charges, real estate related depreciation, amortization and accretion and dividends on preferred stock and to noncontrolling interests, and including adjustments for (i) unconsolidated affiliates and (ii) noncontrolling interests. In this section, we refer to Nareit FFO attributable to American Tower Corporation common stockholders as “Nareit FFO (common stockholders).”
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

Results of Operations
Three and Nine Months Ended September 30, 2022 and 2021
(in millions, except percentages)
Revenue

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$1,259.2	$1,228.5	2%	$3,727.5	$3,688.2	1%
Asia-Pacific	249.2	313.5	(21)	845.7	893.1	(5)
Africa	303.4	257.4	18	856.7	741.1	16
Europe	184.0	175.8	5	561.3	308.2	82
Latin America	420.4	391.0	8	1,264.9	1,093.3	16
Data Centers	193.7	2.7	7,074	569.1	7.7	7,291
Total property	2,609.9	2,368.9	10	7,825.2	6,731.6	16
Services	61.6	85.4	(28)	180.9	180.1	0
Total revenues	$2,671.5	$2,454.3	9%	$8,006.1	$6,911.7	16%
Three Months Ended September 30, 2022
U.S. & Canada property segment revenue growth of $30.7 million was attributable to:
• An increase of $28.8 million in other revenue, which included a $22.9 million increase due to straight-line accounting; and
• Tenant billings growth of $2.0 million, which was driven by:
• $38.1 million due to leasing additional space on our sites (“colocations”) and amendments;
• Partially offset by:
• A decrease of $33.0 million resulting from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA);
• A decrease of $1.7 million from sites acquired or constructed since the beginning of the prior-year period (“newly acquired or constructed sites”), which includes the impact of the disposition of certain operations acquired in connection with our acquisition of InSite Wireless Group, LLC (the “InSite Acquisition”); and
• A decrease of $1.4 million from other tenant billings.
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in Canadian Dollar (“CAD”).
Asia-Pacific property segment revenue decrease of $64.3 million was attributable to:
• A decrease of $39.2 million in other revenue, primarily due to revenue reserves of $26.1 million related to the VIL Shortfall, (as discussed above), as compared to the prior-year period, which included net recoveries of reserves; and
• A decrease of $16.0 million in pass-through revenue, primarily due to revenue reserves of $22.2 million related to the VIL Shortfall, partially offset by an increase in fuel prices;
• Partially offset by tenant billings growth of $8.9 million, which was driven by:
• $7.8 million due to colocations and amendments; and
• $5.9 million generated from newly acquired or constructed sites;
• Partially offset by:
•A decrease of $4.6 million resulting from churn in excess of contractual escalations; and
•A decrease of $0.2 million from other tenant billings.
Segment revenue decline included a decrease of $18.0 million attributable to the negative impact of foreign currency translation related to fluctuations in Indian Rupee (“INR”).

Africa property segment revenue growth of $46.0 million was attributable to:
• An increase of $57.8 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $23.5 million, which was driven by:
• $14.2 million due to colocations and amendments;
• $10.6 million generated from newly acquired or constructed sites; and
• An increase of $0.1 million from other tenant billings;
• Partially offset by a decrease of $1.4 million resulting from churn in excess of contractual escalations; and
• An increase of $0.1 million in other revenue.
Segment revenue growth included a decrease of $35.4 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $17.1 million related to fluctuations in Ghanaian Cedi (“GHS”), $6.0 million related to fluctuations in South African Rand (“ZAR”), $3.3 million related to fluctuations in Nigerian Naira (“NGN”), $3.3 million related to fluctuations in West African CFA Franc (“CFA”) and $2.9 million related to fluctuations in Ugandan Shilling.
Europe property segment revenue growth of $8.2 million was attributable to:
• Tenant billings growth of $16.2 million, which was driven by:
• $9.4 million generated from newly acquired or constructed sites, primarily attributable to our transaction with Telxius Telecom, S.A. (“Telxius,” and the acquisition, the “Telxius Acquisition”) and our agreements with Orange S.A. (“Orange”);
• $3.6 million resulting from contractual escalations, net of churn; and
• $3.2 million due to colocations and amendments;
• An increase of $12.4 million in pass-through revenue, primarily due to an increase in energy costs; and
• An increase of $10.4 million in other revenue.
Segment revenue growth included a decrease of $30.8 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in Euro (“EUR”).
Latin America property segment revenue growth of $29.4 million was attributable to:
• Tenant billings growth of $21.1 million, which was driven by:
• $11.4 million from contractual escalations, net of churn;
• $8.4 million due to colocations and amendments;
• $0.7 million generated from newly acquired or constructed sites; and
• $0.6 million from other tenant billings; and
• An increase of $10.6 million in pass-through revenue, primarily attributable to increased pass-through ground rent costs in Brazil; and
• An increase of $7.4 million in other revenue, primarily due to a decrease in revenue reserves.
Segment revenue growth included a decrease of $9.7 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $4.3 million related to fluctuations in Chilean Peso (“CLP”), $3.6 million related to fluctuations in Colombian Peso (“COP”) and $1.5 million related to fluctuations in Mexican Peso.
Data Centers segment revenue growth of $191.0 million was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Services segment revenue decrease of $23.8 million was primarily attributable to a decrease in site application, zoning and permitting and structural analysis services.
Nine Months Ended September 30, 2022
U.S. & Canada property segment revenue growth of $39.3 million was attributable to:
• An increase of $33.4 million in other revenue, which includes a $25.4 million increase due to straight-line accounting; and
• Tenant billings growth of $6.1 million, which was driven by:
• $105.5 million due to colocations and amendments;
• Partially offset by:
• A decrease of $95.1 million resulting from churn in excess of contractual escalations (as discussed above, we expect that our churn rate will be elevated for a period of several years due to the terms of the T-Mobile MLA);
• A decrease of $4.2 million from other tenant billings; and

• A decrease of $0.1 million generated from newly acquired or constructed sites, which includes the impact of the disposition of certain operations acquired in connection with the InSite Acquisition;
Segment revenue growth was not meaningfully impacted by foreign currency translation related to fluctuations in CAD.
Asia-Pacific property segment revenue decrease of $47.4 million was attributable to:
• A decrease of $34.3 million in other revenue, primarily due to revenue reserves of $26.1 million related to the VIL Shortfall; and
• A decrease of $2.6 million in pass-through revenue, primarily due to revenue reserves of $22.2 million related to the VIL Shortfall, partially offset by an increase in fuel prices;
• Partially offset by tenant billings growth of $29.5 million, which was driven by:
• $28.0 million due to colocations and amendments; and
• $17.2 million generated from newly acquired or constructed sites;
• Partially offset by:
• A decrease of $14.9 million resulting from churn in excess of contractual escalations; and
• A decrease of $0.8 million from other tenant billings.
Segment revenue decline included a decrease of $40.0 million attributable to the negative impact of foreign currency translation related to fluctuations in INR.
Africa property segment revenue growth of $115.6 million was attributable to:
• An increase of $121.2 million in pass-through revenue, primarily due to an increase in fuel prices;
• Tenant billings growth of $78.0 million, which was driven by:
• $41.1 million due to colocations and amendments;
• $34.5 million generated from newly acquired or constructed sites;
• $2.1 million from contractual escalations, net of churn; and
• $0.3 million from other tenant billings;
• Partially offset by a decrease of $14.9 million in other revenue, primarily due to an increase in revenue reserves.
Segment revenue growth included a decrease of $68.7 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $34.9 million related to fluctuations in GHS, $10.5 million related to fluctuations in ZAR, $7.6 million related to fluctuations in NGN, $7.4 million related to fluctuations in CFA and $6.1 million related to fluctuations in Kenyan Shilling.
Europe property segment revenue growth of $253.1 million was attributable to:
• Tenant billings growth of $175.8 million, which was driven by:
• $155.2 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition and our agreements with Orange;
• $11.0 million resulting from contractual escalations, net of churn;
• $9.4 million due to colocations and amendments; and
• $0.2 million from other tenant billings; and
• An increase of $128.3 million in pass-through revenue, primarily attributable to the Telxius Acquisition;
• Partially offset by a decrease of $4.8 million in other revenue.
Segment revenue growth included a decrease of $46.2 million primarily attributable to the negative impact of foreign currency translation related to fluctuations in EUR.
Latin America property segment revenue growth of $171.6 million was attributable to:
• Tenant billings growth of $91.2 million, which was driven by:
• $31.3 million from contractual escalations, net of churn;
• $31.1 million generated from newly acquired or constructed sites, primarily attributable to the Telxius Acquisition;
• $27.2 million due to colocations and amendments; and
• $1.6 million from other tenant billings;
• An increase of $60.1 million in pass-through revenue, primarily attributable to the Telxius Acquisition and increased pass-through ground rent costs in Brazil; and
• An increase of $25.3 million in other revenue as a result of tenant settlements in Mexico.

Segment revenue growth included a decrease of $5.0 million, attributable to the impact of foreign currency translation, which included, among others, negative impacts of $10.8 million related to fluctuations in CLP, and $8.2 million related to fluctuations in COP, partially offset by a positive impact of $16.9 million related to fluctuations in Brazilian Real.
Data Centers segment revenue growth of $561.4 million was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
Services segment revenue growth was $0.8 million.
Gross Margin

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$1,040.2	$1,008.3	3%	$3,096.1	$3,060.2	1%
Asia-Pacific	77.4	126.4	(39)	317.1	346.7	(9)
Africa	183.6	169.2	9	527.3	486.3	8
Europe	101.0	102.8	(2)	310.7	197.5	57
Latin America	288.9	267.3	8	869.9	756.3	15
Data Centers	110.0	1.5	7,233	329.8	4.6	7,070
Total property	1,801.1	1,675.5	7	5,450.9	4,851.6	12
Services	33.9	54.5	(38)%	96.4	113.6	(15)%
Three Months Ended September 30, 2022
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above and a decrease in direct expenses of $1.2 million.
•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above, partially offset by a decrease in direct expenses of $2.5 million. Direct expenses also benefited by $12.8 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $46.5 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $14.9 million from the impact of foreign currency translation.
•The decrease in Europe property segment gross margin was primarily attributable to an increase in direct expenses of $24.0 million, primarily due to an increase in costs associated with pass-through revenue, including energy and land rent costs, partially offset by the increase in revenue described above. Direct expenses also benefited by $14.0 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $11.4 million, primarily due to an increase in costs associated with pass-through revenue, including land rent costs. Direct expenses also benefited by $3.6 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decrease in Services segment gross margin was primarily due to the decrease in revenue described above, partially offset by a decrease in direct expenses of $3.2 million.
Nine Months Ended September 30, 2022
•The increase in U.S. & Canada property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $3.4 million.

•The decrease in Asia-Pacific property segment gross margin was primarily attributable to the decrease in revenue described above and an increase in direct expenses of $8.4 million. Direct expenses also benefited by $26.2 million from the impact of foreign currency translation.
•The increase in Africa property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $103.1 million, primarily due to an increase in costs associated with pass-through revenue, including fuel costs. Direct expenses also benefited by $28.5 million from the impact of foreign currency translation.
•The increase in Europe property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $159.1 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $19.2 million from the impact of foreign currency translation.
•The increase in Latin America property segment gross margin was primarily attributable to the increase in revenue described above, partially offset by an increase in direct expenses of $60.8 million, primarily due to the Telxius Acquisition. Direct expenses also benefited by $2.8 million from the impact of foreign currency translation.
•The increase in Data Centers segment gross margin was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decrease in Services segment gross margin was primarily due to an increase in direct expenses of $18.0 million.
Selling, General, Administrative and Development Expense (“SG&A”)

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$48.0	$47.0	2%	$134.3	$126.4	6%
Asia-Pacific	10.9	21.5	(49)	64.9	52.7	23
Africa	19.4	16.5	18	63.9	52.9	21
Europe	12.4	12.8	(3)	41.4	26.3	57
Latin America	26.7	26.3	2	81.4	79.6	2
Data Centers	15.8	1.1	1,336	47.7	3.4	1,303
Total property	133.2	125.2	6	433.6	341.3	27
Services	5.5	3.8	45	16.6	12.1	37
Other	92.5	76.9	20	297.8	242.3	23
Total selling, general, administrative and development expense	$231.2	$205.9	12%	$748.0	$595.7	26%
Three Months Ended September 30, 2022
•The increases in our U.S. & Canada property segment SG&A and Services segment SG&A were primarily driven by increased personnel costs to support our business.
•The decrease in our Asia-Pacific property segment SG&A was primarily driven by a net decrease in bad debt expense of $7.8 million due to the reversal of bad debt expense for amounts previously reserved related to a tenant in India. During the three months ended September 30, 2022, the impact of the VIL Shortfall is reflected in revenue reserves as described above.
•The increase in our Africa property segment SG&A was primarily driven by an increase in bad debt expense of $4.4 million.
•Our Europe property segment SG&A was relatively consistent as compared to the prior-year period.

•The increase in our Latin America property segment SG&A was primarily driven by increased personnel costs to support our business, partially offset by a decrease in bad debt expense of $3.4 million.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $11.1 million, including expense associated with certain equity awards related to the CoreSite Acquisition, and an increase in corporate SG&A, including an increase in personnel costs to support our business.
Nine Months Ended September 30, 2022
•The increases in our U.S. & Canada and Europe property segment SG&A and Services segment SG&A were primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition in Europe.
•The increase in our Asia-Pacific property segment SG&A was primarily driven by a net increase in bad debt expense of $16.2 million.
•The increase in our Africa property segment SG&A was primarily driven by increased personnel costs to support our business and an increase in bad debt expense of $4.8 million.
•The increase in our Latin America property segment SG&A was primarily driven by increased personnel costs to support our business, including as a result of the Telxius Acquisition, partially offset by a decrease in bad debt expense of $10.4 million.
•The increase in our Data Centers segment SG&A was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The increase in other SG&A was primarily attributable to an increase in stock-based compensation expense of $40.1 million, including expense associated with certain equity awards related to the CoreSite Acquisition, and an increase in corporate SG&A, including an increase in personnel costs to support our business.
Operating Profit

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Property
U.S. & Canada	$992.2	$961.3	3%	$2,961.8	$2,933.8	1%
Asia-Pacific	66.5	104.9	(37)	252.2	294.0	(14)
Africa	164.2	152.7	8	463.4	433.4	7
Europe	88.6	90.0	(2)	269.3	171.2	57
Latin America	262.2	241.0	9	788.5	676.7	17
Data Centers	94.2	0.4	23,450	282.1	1.2	23,408
Total property	1,667.9	1,550.3	8	5,017.3	4,510.3	11
Services	28.4	50.7	(44)%	79.8	101.5	(21)%

•The increases in operating profit for the three and nine months ended September 30, 2022 for our U.S. & Canada, Africa and Latin America property segments were primarily attributable to increases in our segment gross margin, partially offset by increases in our segment SG&A.
•The decrease in operating profit for the three months ended September 30, 2022 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A. The decrease in operating profit for the nine months ended September 30, 2022 for our Asia-Pacific property segment was primarily attributable to a decrease in our segment gross margin and an increase in our segment SG&A.

•The decrease in operating profit for the three months ended September 30, 2022 for our Europe property segment was primarily attributable to a decrease in our segment gross margin, partially offset by a decrease in our segment SG&A. The increase in operating profit for the nine months ended September 30, 2022 for our Europe property segment was primarily attributable to an increase in our segment gross margin, partially offset by an increase in our segment SG&A.
•The increase in operating profit for the three and nine months ended September 30, 2022 for our Data Centers segment was attributable to data centers acquired in the fourth quarter of 2021, including through the CoreSite Acquisition.
•The decreases in operating profit for the three and nine months ended September 30, 2022 for our Services segment were primarily attributable to decreases in our segment gross margin and increases in our segment SG&A.
Depreciation, Amortization and Accretion

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Depreciation, amortization and accretion	$898.1	$611.4	47%	$2,540.4	$1,688.7	50%
The increases in depreciation, amortization and accretion expense for the three and nine months ended September 30, 2022 were primarily attributable to the acquisition, lease or construction of new sites since the beginning of the prior-year periods, including due to the Telxius Acquisition and the CoreSite Acquisition, which resulted in increases in property and equipment and intangible assets subject to amortization, partially offset by foreign currency exchange rate fluctuations.
Other Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Other operating expenses	$52.8	$85.2	(38)%	$98.6	$175.4	(44)%
The decrease in other operating expenses during the three months ended September 30, 2022 was primarily attributable to a decrease in impairment charges of $41.0 million, partially offset by an increase in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $6.6 million, primarily associated with the Stonepeak Transaction (as defined and as further discussed below). The decrease in other operating expenses during the nine months ended September 30, 2022 was primarily attributable a decrease in integration and acquisition related costs, including pre-acquisition contingencies and settlements, of $48.8 million and a decrease in impairment charges of $31.9 million.
Total Other (Income) Expense

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Total other (income) expense	$(202.9)	$49.9	(507)%	$(319.0)	$204.5	(256)%
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
The change in total other (income) expense during the three months ended September 30, 2022 was primarily due to an increase in foreign currency gains of $294.0 million, partially offset by increases in net interest expense of $58.5 million, primarily due to increases in our weighted average interest rate and our average debt outstanding. The change in total other (income) expense during the nine months ended September 30, 2022 was primarily due to an increase in foreign currency gains of $689.2 million and a decrease in loss on retirement of debt of $25.3 million attributable to the repayment of all amounts outstanding under the securitizations assumed in connection with the InSite Acquisition (the

“InSite Debt”) in the prior-year period, partially offset by increases in net interest expense of $171.6 million, primarily due to an increase in our weighted average debt outstanding.
Income Tax Provision

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Income tax provision	$36.1	$51.4	(30)%	$66.0	$174.5	(62)%
Effective tax rate	4.2%	6.6%		2.7%	7.6%
As a real estate investment trust for U.S. federal income tax purposes (“REIT”), we may deduct earnings distributed to stockholders against the income generated by our REIT operations. In addition, we are able to offset certain income by utilizing our net operating losses (“NOLs”), subject to specified limitations. Consequently, the effective tax rate on income from continuing operations for each of the nine months ended September 30, 2022 and 2021 differs from the federal statutory rate.
The decreases in the income tax provision during the three and nine months ended September 30, 2022 were primarily attributable to fewer additions to reserves for our existing tax positions and reduced earnings in certain foreign jurisdictions. The decrease in the income tax provision during the nine months ended September 30, 2022 also included the reversal of valuation allowances of $79.7 million in certain jurisdictions, as compared to a reversal of $8.8 million during the nine months ended September 30, 2021.These valuation allowance reversals were recognized as a reduction to the income tax provision as the net related deferred tax assets were deemed realizable based on changes in facts and circumstances relevant to the assets’ recoverability.

Net Income / Adjusted EBITDA and Net Income / Nareit FFO attributable to American Tower Corporation common stockholders / Consolidated AFFO / AFFO attributable to American Tower Corporation common stockholders

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Net income	$819.7	$726.2	13%	$2,413.3	$2,126.4	13%
Income tax provision	36.1	51.4	(30)	66.0	174.5	(62)
Other income	(478.5)	(166.8)	187	(1,109.4)	(439.6)	152
Loss on retirement of long-term obligations	0.4	—	100	0.4	25.7	(98)
Interest expense	294.0	226.1	30	833.0	646.8	29
Interest income	(18.8)	(9.4)	100	(43.0)	(28.4)	51
Other operating expenses	52.8	85.2	(38)	98.6	175.4	(44)
Depreciation, amortization and accretion	898.1	611.4	47	2,540.4	1,688.7	50
Stock-based compensation expense	39.2	28.1	40	138.1	98.0	41
Adjusted EBITDA	$1,643.0	$1,552.2	6%	$4,937.4	$4,467.5	11%

	Three Months Ended September 30,		Percent Increase (Decrease)	Nine Months Ended September 30,		Percent Increase (Decrease)
	2022	2021		2022	2021
Net income	$819.7	$726.2	13%	$2,413.3	$2,126.4	13%
Real estate related depreciation, amortization and accretion	834.6	550.2	52	2,356.1	1,516.7	55
Losses from sale or disposal of real estate and real estate related impairment charges (1)	14.8	55.4	(73)	32.9	64.9	(49)
Dividends to noncontrolling interests (2)	(8.7)	—	100	(8.7)	—	100
Adjustments for unconsolidated affiliates and noncontrolling interests	(43.0)	(23.5)	83	(127.1)	(59.7)	113
Nareit FFO attributable to American Tower Corporation common stockholders	$1,617.4	$1,308.3	24%	$4,666.5	$3,648.3	28%
Straight-line revenue	(127.7)	(99.6)	28	(350.4)	(324.3)	8
Straight-line expense	9.4	13.0	(28)	30.7	43.4	(29)
Stock-based compensation expense	39.2	28.1	40	138.1	98.0	41
Deferred portion of income tax and other income tax adjustments	(27.0)	(7.5)	260	(178.5)	53.4	(434)
GTP one-time cash tax settlement (3)	—	—	—	46.6	—	100
Non-real estate related depreciation, amortization and accretion	63.5	61.2	4	184.3	172.0	7
Amortization of deferred financing costs, capitalized interest, debt discounts and premiums and long-term deferred interest charges	12.2	9.7	26	35.7	27.4	30
Other income (4)	(478.5)	(166.8)	187	(1,109.4)	(439.6)	152
Loss on retirement of long-term obligations	0.4	—	100	0.4	25.7	(98)
Other operating expense (5)	38.0	29.8	28	65.7	110.5	(41)
Capital improvement capital expenditures	(43.1)	(40.4)	7	(111.5)	(93.8)	19
Corporate capital expenditures	(3.3)	(1.5)	120	(7.3)	(3.7)	97
Adjustments for unconsolidated affiliates and noncontrolling interests	43.0	23.5	83	127.1	59.7	113
Consolidated AFFO	$1,143.5	$1,157.8	(1)%	$3,538.0	$3,377.0	5%
Adjustments for unconsolidated affiliates and noncontrolling interests (6)	(41.9)	(18.7)	124%	(114.1)	(58.6)	95%
AFFO attributable to American Tower Corporation common stockholders	$1,101.6	$1,139.1	(3)%	$3,423.9	$3,318.4	3%
_______________
(1)Included in these amounts are impairment charges of $6.1 million, $47.1 million, $14.4 million and $46.3 million, respectively.
(2)For the three and nine months ended September 30, 2022, primarily includes $5.5 million of distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity.
(3)In 2015, we incurred charges in connection with certain tax elections wherein MIP Tower Holdings LLC, parent company to Global Tower Partners (“GTP”), would no longer operate as a separate REIT for federal and state income tax purposes. We finalized a settlement related to this tax election in the nine month period ended September 30, 2022. We believe that these related transactions are nonrecurring, and do not believe it is an indication of our operating performance. Accordingly, we believe it is more meaningful to present Consolidated AFFO excluding these amounts.
(4)Includes gains on foreign currency exchange rate fluctuations of $474.5 million, $180.5 million, $1.1 billion and $422.1 million, respectively.
(5)Primarily includes acquisition-related costs and integration costs.
(6)Includes adjustments for the impact on both Nareit FFO attributable to American Tower Corporation common stockholders as well as the other line items included in the calculation of Consolidated AFFO.

The increases in net income for the three and nine months ended September 30, 2022 were primarily due to (i) increases in gains on foreign currency exchange rate fluctuations, (ii) increases in our operating profit and (iii) decreases in the income tax provision, partially offset by (a) increases in depreciation, amortization and accretion expense and (b) increases in interest expense. Net income for the nine months ended September 30, 2021 included a loss on retirement of long-term obligations of $25.7 million, attributable to the repayment of the InSite Debt.
The increases in Adjusted EBITDA for the three and nine months ended September 30, 2022 were primarily attributable to increases in our gross margin, partially offset by increases in SG&A, excluding the impact of stock-based compensation expense of $14.2 million and $112.2 million, respectively.
The decrease in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the three months ended September 30, 2022 was primarily attributable to (i) increases in cash paid for taxes and cash paid for interest and (ii) an increase in dividends to noncontrolling interests, including $5.5 million of distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity, partially offset by an increase in our operating profit, excluding the impact of straight-line accounting. The decrease in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Data Centers, Europe and Asia-Pacific since the beginning of the prior-year period.
The growth in Consolidated AFFO and AFFO attributable to American Tower Corporation common stockholders for the nine months ended September 30, 2022 was primarily attributable to the increase in our operating profit, excluding the impact of straight-line accounting, partially offset by (i) increases in cash paid for taxes and cash paid for interest, (ii) an increase in capital improvement capital expenditures and (iii) an increase in dividends to noncontrolling interests, including $5.5 million of distributions payable related to the outstanding Stonepeak mandatorily convertible preferred equity. The growth in AFFO attributable to American Tower Corporation common stockholders was also impacted by changes in noncontrolling interests held in Data Centers, Europe and Asia-Pacific since the beginning of the prior-year period.

Liquidity and Capital Resources
The information in this section updates as of September 30, 2022 the “Liquidity and Capital Resources” section of the 2021 Form 10-K and should be read in conjunction with that report.
Overview
During the nine months ended September 30, 2022, our significant financing transactions included:
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
•The Stonepeak Transaction (as defined and further discussed below) pursuant to which we received $2.5 billion.
•Repayment of all amounts outstanding under the 2021 USD 364-Day Delayed Draw Term Loan (as defined below).
As a holding company, our cash flows are derived primarily from the operations of, and distributions from, our operating subsidiaries or funds raised through borrowings under our credit facilities and debt or equity offerings.
The following table summarizes the significant components of our liquidity (in millions):

As of September 30, 2022
Available under the 2021 Multicurrency Credit Facility	$1,605.7
Available under the 2021 Credit Facility	3,295.0
Letters of credit	(28.2)
Total available under credit facilities, net	$4,872.5
Cash and cash equivalents	2,121.8
Total liquidity	$6,994.3
Subsequent to September 30, 2022, we made additional repayments of $25.0 million under the 2021 Credit Facility (as defined below) and $570.0 million under the 2021 Multicurrency Credit Facility (as defined below), including repayments as a result of our agreement with Stonepeak in October 2022 (as further discussed below), and borrowings of $650.0 million under the 2021 Credit Facility.
Summary cash flow information is set forth below (in millions):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used for):
Operating activities	$2,511.2	$4,141.0
Investing activities	(1,506.2)	(10,524.5)
Financing activities	(960.5)	8,282.8
Net effect of changes in foreign currency exchange rates on cash and cash equivalents, and restricted cash	(138.2)	(61.4)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(93.7)	$1,837.9
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
As of September 30, 2022, we had total outstanding indebtedness of $38.6 billion, with a current portion of $3.0 billion. During the nine months ended September 30, 2022, we generated sufficient cash flow from operations, together with borrowings under our credit facilities, proceeds from our equity and debt issuances and cash on hand, to fund our acquisitions, capital expenditures and debt service obligations, as well as our required distributions. We believe the cash generated by operating activities during the year ending December 31, 2022, together with our borrowing capacity under our credit facilities, will be sufficient to fund our required distributions, capital expenditures, debt service obligations (interest and principal repayments) and signed acquisitions.
Material Cash Requirements— There were no material changes to the Material Cash Requirements section of the 2021 Form 10-K.
As of September 30, 2022, we had $1.8 billion of cash and cash equivalents held by our foreign subsidiaries. As of September 30, 2022, we had $268.3 million of cash and cash equivalents held by our joint ventures, of which $218.3 million was held by our foreign joint ventures. While certain subsidiaries may pay us interest or principal on intercompany debt, it has not been our practice to repatriate earnings from our foreign subsidiaries primarily due to our ongoing expansion efforts and related capital needs. However, in the event that we do repatriate any funds, we may be required to accrue and pay certain taxes.
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the nine months ended September 30, 2022 was primarily attributable to changes in unearned revenue and increases in cash paid for interest and cash paid for taxes, partially offset by an increase in the operating profit of our U.S & Canada, Africa, Europe, Latin America and Data Centers property segments.
Cash Flows from Investing Activities
Our significant investing activities during the nine months ended September 30, 2022 are highlighted below:
•We spent $359.1 million for acquisitions, including payments made for acquisitions completed in 2021.
•We spent $1,236.3 million for capital expenditures, as follows (in millions):

Discretionary capital projects (1)	$545.9
Ground lease purchases (2)	146.3
Capital improvements and corporate expenditures (3)	118.8
Redevelopment	277.5
Start-up capital projects	147.8
Total capital expenditures (4)	$1,236.3
_______________
(1)Includes the construction of 4,539 communications sites globally.
(2)Includes $27.6 million of perpetual land easement payments reported in Deferred financing costs and other financing activities in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(3)Includes $4.7 million of finance lease payments reported in Repayments of notes payable, credit facilities, senior notes, secured debt, term loan and finance leases in the cash flows from financing activities in our condensed consolidated statements of cash flows.
(4)Net of purchase credits of $11.4 million on certain assets, which are recorded in investing activities in our condensed consolidated statements of cash flows.
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

We expect that our 2022 total capital expenditures will be as follows (in millions):

Discretionary capital projects (1)	$835	to	$865
Ground lease purchases	$180	to	$200
Capital improvements and corporate expenditures	$170	to	$180
Redevelopment	$440	to	$460
Start-up capital projects	$270	to	$290
Total capital expenditures	$1,895	to	$1,995
_______________
(1)Includes the construction of approximately 6,000 to 7,000 communications sites globally.
Cash Flows from Financing Activities
Our significant financing activities were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Proceeds from issuance of senior notes, net	$1,293.6	$5,609.4
Proceeds from issuance of common stock, net	2,291.7	2,361.8
Repayments of credit facilities, net	(535.0)	(559.0)
Proceeds from term loans	—	2,347.0
Repayments of term loan	(3,000.0)	(1,744.2)
Repayment of securitized debt (1)	—	(763.5)
Repayments of senior notes (2)	(1,555.1)	—
Contributions from noncontrolling interest holders (3)	2,548.5	3,078.2
Distributions to noncontrolling interest holders (4)	(3.2)	(223.1)
Purchase of redeemable noncontrolling interest (5)	—	(2.5)
Distributions paid on common stock	(1,945.9)	(1,674.4)
___________
(1)During the nine months ended September 30, 2021, we repaid all amounts outstanding under the InSite Debt.
(2)Includes the CoreSite Debt, which, as of December 31, 2021, included $875.0 million aggregate principal amount and a fair value adjustment of $80.1 million. During the nine months ended September 30, 2022, we repaid all amounts outstanding under the CoreSite Debt.
(3)For the nine months ended September 30, 2022, includes $2.5 billion of contributions received from Stonepeak in connection with the Stonepeak Transaction (as further discussed below). For the nine months ended September 30, 2021, includes $3.1 billion of contributions received from Caisse de dépôt et placement du Québec (“CDPQ”) and Allianz insurance companies and funds managed by Allianz Capital Partners GmbH, including the Allianz European Infrastructure Fund (collectively, “Allianz”), for CDPQ and Allianz to acquire noncontrolling interests in subsidiaries whose holdings consist of our operations in France, Germany, Poland and Spain (such subsidiaries collectively, “ATC Europe”) (the “ATC Europe Transactions”).
(4)For the nine months ended September 30, 2021, includes $214.9 million of cash consideration paid to PGGM in connection with the reorganization of our subsidiaries in Europe.
(5)During the nine months ended September 30, 2021, we liquidated our interests in a company held in France for total consideration of 2.2 million EUR (approximately $2.5 million at the date of redemption).
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
2021 Multicurrency Credit Facility—During the nine months ended September 30, 2022, we borrowed an aggregate of $850.0 million and repaid an aggregate of $680.0 million of revolving indebtedness under our $6.0 billion senior unsecured multicurrency revolving credit facility, as amended and restated in December 2021 (the “2021 Multicurrency Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the CoreSite Debt, and for general corporate purposes. We currently have $3.5 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Multicurrency Credit Facility in the ordinary course.

2021 Credit Facility—During the nine months ended September 30, 2022, we borrowed an aggregate of $2.7 billion and repaid an aggregate of $3.4 billion of revolving indebtedness under our $4.0 billion senior unsecured revolving credit facility, as amended and restated in December 2021 (the “2021 Credit Facility”). We used the borrowings to repay outstanding indebtedness, including the 2.250% Notes, and for general corporate purposes. We currently have $24.7 million of undrawn letters of credit and maintain the ability to draw down and repay amounts under the 2021 Credit Facility in the ordinary course.
Repayments under the 2021 USD 364-Day Delayed Draw Term Loan—On April 6, 2022, we repaid $100.0 million of indebtedness under our $3.0 billion unsecured term loan entered into in December 2021 (the “2021 USD 364-Day Delayed Draw Term Loan”) using proceeds from the issuance of the 3.650% Notes and the 4.050% Notes and cash on hand. On June 10, 2022, we repaid $2.3 billion of indebtedness under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the June 2022 common stock offering (as further discussed below) and cash on hand. On August 11, 2022, we repaid all remaining amounts outstanding under the 2021 USD 364-Day Delayed Draw Term Loan using proceeds from the Stonepeak Transaction (as further discussed below).
As of September 30, 2022, the key terms under the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, our $1.0 billion unsecured term loan, as amended and restated in December 2021 (the “2021 Term Loan”), our 825.0 million EUR unsecured term loan, as amended and restated in December 2021 (the “2021 EUR Three Year Delayed Draw Term

Loan”) and our $1.5 billion unsecured term loan entered into in December 2021 (the “2021 USD Two Year Delayed Draw Term Loan”) were as follows:

Bank Facility		Outstanding Principal Balance ($ in millions)	Maturity Date		LIBOR or EURIBOR borrowing interest rate range (1)	Base rate borrowing interest rate range (1)	Current margin over LIBOR or EURIBOR and the base rate, respectively
2021 Multicurrency Credit Facility	(2)	$4,394.3	June 30, 2025	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Credit Facility	(4)	705.0	January 31, 2027	(3)	0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 Term Loan	(4)	1,000.0	January 31, 2027		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
2021 EUR Three Year Delayed Draw Term Loan	(5)	808.7	May 28, 2024		0.875% - 1.625%	0.000% - 0.625%	1.125% and 0.125%
2021 USD Two Year Delayed Draw Term Loan	(4)	1,500.0	December 28, 2023		0.875% - 1.750%	0.000% - 0.750%	1.125% and 0.125%
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
The 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan do not require amortization of principal and may be paid prior to maturity in whole or in part at our option without penalty or premium. We have the option of choosing either a defined base rate, LIBOR or EURIBOR as the applicable base rate for borrowings under these bank facilities.
The loan agreements for each of the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain reporting, information, financial and operating covenants and other restrictions (including limitations on additional debt, guaranties, sales of assets and liens) with which we must comply. Failure to comply with the financial and operating covenants of the loan agreements could not only prevent us from being able to borrow additional funds under the revolving credit facilities, but may constitute a default, which could result in, among other things, the amounts outstanding under the applicable agreement, including all accrued interest and unpaid fees, becoming immediately due and payable.
Nigeria Letters of Credit—During the nine months ended September 30, 2022, we drew on letters of credit in Nigeria. The drawn amounts bear interest at a rate equal to the Secured Overnight Financing Rate at the time of drawing plus a spread. Amounts are due 270 days from the date of drawing. As of September 30, 2022, we had $13.0 million outstanding under the drawn letters of credit.
Stonepeak Transaction—In July 2022, in connection with the funding of the CoreSite Acquisition, we entered into an agreement with certain investment vehicles affiliated with Stonepeak Partners LP (such investment vehicles, collectively, “Stonepeak”) for Stonepeak to acquire a 29% noncontrolling ownership interest in the our U.S. data center business. The transaction was completed in August 2022 for total aggregate consideration of $2.5 billion, through an investment in common equity and mandatorily convertible preferred equity (the “Stonepeak Transaction”). We expect to pay distributions related to the outstanding common equity and mandatorily convertible preferred equity.

In October 2022, we entered into an agreement with Stonepeak for Stonepeak to acquire additional common equity and mandatorily preferred equity interests in our U.S. data center business for total aggregate consideration of $570.0 million. The transaction was completed on October 20, 2022. We used the proceeds to repay existing indebtedness under the 2021 Multicurrency Credit Facility.
As of the date hereof, we hold a common equity interest of approximately 72% in our U.S. data center business, with Stonepeak holding approximately 28% of the outstanding common equity and 100% of the outstanding mandatorily convertible preferred equity. On a fully converted basis, which is expected to occur four years from the date of the initial closing in August 2022, and on the basis of the currently outstanding equity, we will hold a controlling ownership interest of approximately 64%, with Stonepeak holding approximately 36%. The mandatorily convertible preferred equity, which accrues dividends at 5.0%, will convert into common equity on a one for one basis, subject to adjustment that will be measured on the conversion date.
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
During the nine months ended September 30, 2022, there were no repurchases under either of the Buyback Programs.
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
Sales of Equity Securities—We receive proceeds from sales of our equity securities pursuant to our employee stock purchase plan (the “ESPP”) and upon exercise of stock options granted under our equity incentive plan. During the nine months ended September 30, 2022, we received an aggregate of $21.0 million in proceeds upon exercises of stock options and sales pursuant to the ESPP.
2020 “At the Market” Stock Offering Program—In August 2020, we established an “at the market” stock offering program through which we may issue and sell shares of our common stock having an aggregate gross sales price of up to $1.0 billion (the “2020 ATM Program”). Sales under the 2020 ATM Program may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or, subject to our specific instructions, at negotiated prices. We intend to use the net proceeds from any issuances under the 2020 ATM Program for general corporate purposes, which may include, among other things, the funding of acquisitions, additions to working capital and repayment or refinancing of existing indebtedness. As of September 30, 2022, we have not sold any shares of common stock under the 2020 ATM Program.
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
Distributions—As a REIT, we must annually distribute to our stockholders an amount equal to at least 90% of our REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). Generally, we have distributed, and expect to continue to distribute, all or substantially all of our REIT taxable income after taking into consideration our utilization of NOLs. We have distributed an aggregate of approximately $13.8 billion to our common stockholders, including the dividend paid in October 2022, primarily classified as ordinary income that may be treated as qualified REIT dividends under Section 199A of the Code for taxable years ending before 2026.
During the nine months ended September 30, 2022, we paid $4.22 per share, or $1.9 billion, to our common stockholders of record. In addition, we declared a distribution of $1.47 per share, or $684.4 million, paid on October 26, 2022 to our common stockholders of record at the close of business on October 11, 2022.
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
We accrue distributions on unvested restricted stock units, which are payable upon vesting. As of September 30, 2022, the amount accrued for distributions payable related to unvested restricted stock units was $13.5 million. During the nine months ended September 30, 2022, we paid $6.8 million of distributions upon the vesting of restricted stock units.
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
Restrictions Under Loan Agreements Relating to Our Credit Facilities—The loan agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan contain certain financial and operating covenants and other restrictions applicable to us and our subsidiaries that are not designated as unrestricted subsidiaries on a consolidated basis. These restrictions include limitations on additional debt, distributions and dividends, guaranties, sales of assets and liens. The loan agreements also contain covenants that establish financial tests with which we and our restricted subsidiaries must comply related to total leverage and senior secured leverage, as set forth in the table below. As of September 30, 2022, we were in compliance with each of these covenants.

Compliance Tests For The 12 Months Ended September 30, 2022 ($ in billions)
	Ratio (1)	Additional Debt Capacity Under Covenants (2)	Capacity for Adjusted EBITDA Decrease Under Covenants (3)
Consolidated Total Leverage Ratio	Total Debt to Adjusted EBITDA ≤ 7.50:1.00	~ 10.9	~ 1.5
Consolidated Senior Secured Leverage Ratio	Senior Secured Debt to Adjusted EBITDA ≤ 3.00:1.00	~ 17.3 (4)	~ 5.8
_______________
(1)Each component of the ratio as defined in the applicable loan agreement.
(2)Assumes no change to Adjusted EBITDA.
(3)Assumes no change to our debt levels.
(4)Effectively, however, additional Senior Secured Debt under this ratio would be limited to the capacity under the Consolidated Total Leverage Ratio.
Under the terms of the agreements for the 2021 Multicurrency Credit Facility, the 2021 Credit Facility, the 2021 Term Loan, the 2021 EUR Three Year Delayed Draw Term Loan and the 2021 USD Two Year Delayed Draw Term Loan, the Telxius Acquisition and the CoreSite Acquisition are designated as a Qualified Acquisitions, whereby our Total Debt to Adjusted EBITDA ratio was adjusted to not exceed 7.50 to 1.00 for four fiscal quarters following consummation of the Telxius Acquisition, which began with the quarter ended June 30, 2021, and for four fiscal quarters following consummation of the CoreSite Acquisition, which began with the quarter ended December 31, 2021. The loan agreements for our credit facilities also contain reporting and information covenants that require us to provide financial and operating information to the lenders within certain time periods. If we are unable to provide the required information on a timely basis, we would be in breach of these covenants.
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
Under the agreements, amounts due will be paid from the cash flows generated by the assets securing the Series 2015-2 Notes or the assets securing the nonrecourse loan that secures the Secured Tower Revenue Securities, Series 2013-2A (the “Series 2013-2A Securities”), Secured Tower Revenue Securities, Series 2018-1, Subclass A (the “Series 2018-1A Securities”), and the Secured Tower Revenue Securities, Series 2018-1, Subclass R (the “Series 2018-1R Securities” and, together with the Series 2018-1A Securities, the “2018 Securities”) issued in the Trust Securitizations (the “Loan”), as applicable, which must be deposited into certain reserve accounts, and thereafter distributed, solely pursuant to the terms of the applicable agreement. On a monthly basis, after payment of all required amounts under the applicable agreement, subject to the conditions described in the table below, the excess cash flows generated from the operation of such assets are released to GTP Acquisition Partners or the AMT Asset Subs, as applicable, which can then be distributed to, and used by, us. As of September 30, 2022, $96.5 million held in such reserve accounts was classified as restricted cash.
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

	Issuer or Borrower	Notes/Securities Issued	Conditions Limiting Distributions of Excess Cash		Excess Cash Distributed During the Nine Months Ended September 30, 2022	DSCR as of September 30, 2022	Capacity for Decrease in Net Cash Flow Before Triggering Cash Trap DSCR (1)	Capacity for Decrease in Net Cash Flow Before Triggering Minimum DSCR (1)
			Cash Trap DSCR	Amortization Period
					(in millions)		(in millions)	(in millions)
2015 Securitization	GTP Acquisition Partners	American Tower Secured Revenue Notes, Series 2015-2	1.30x, Tested Quarterly (2)	(3)(4)	$294.9	16.33x	$276.6	$279.4
Trust Securitizations	AMT Asset Subs	Secured Tower Revenue Securities, Series 2013-2A, Secured Tower Revenue Securities, Series 2018-1, Subclass A and Secured Tower Revenue Securities, Series 2018-1, Subclass R	1.30x, Tested Quarterly (2)	(3)(5)	$461.9	10.28x	$536.4	$545.4
_____________
(1)Based on the net cash flow of the applicable issuer or borrower as of September 30, 2022 and the expenses payable over the next 12 months on the Series 2015-2 Notes or the Loan, as applicable.
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

A failure to meet the noted DSCR tests could prevent GTP Acquisition Partners or the AMT Asset Subs from distributing excess cash flow to us, which could affect our ability to fund our capital expenditures, including tower construction and acquisitions, and to meet REIT distribution requirements. During an “amortization period,” all excess cash flow and any amounts then in the applicable Cash Trap Reserve Account would be applied to pay the principal of the Series 2015-2 Notes or the Loan, as applicable, on each monthly payment date, and so would not be available for distribution to us. Further, additional interest will begin to accrue with respect to the Series 2015-2 Notes or subclass of the Loan from and after the anticipated repayment date at a per annum rate determined in accordance with the applicable agreement. With respect to the Series 2015-2 Notes, upon the occurrence of, and during, an event of default, the applicable trustee may, in its discretion or at the direction of holders of more than 50% of the aggregate outstanding principal of the Series 2015-2 Notes, declare the Series 2015-2 Notes immediately due and payable, in which case any excess cash flow would need to be used to pay holders of such notes. Furthermore, if GTP Acquisition Partners or the AMT Asset Subs were to default on the Series 2015-2 Notes or the Loan, the applicable trustee may seek to foreclose upon or otherwise convert the ownership of all or any portion of the 3,528 communications sites that secure the Series 2015-2 Notes or the 5,102 broadcast and wireless communications towers and related assets that secure the Loan, respectively, in which case we could lose such sites and the revenue associated with those assets.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2022. We have made no material changes to the critical accounting policies described in the 2021 Form 10-K.

In October 2019, the Supreme Court of India issued a ruling regarding the definition of AGR and associated fees and charges, which was reaffirmed in March 2020, and again in July 2021 with respect to the total charges, that may have a material financial impact on certain of our customers and could affect their ability to perform their obligations under agreements with us. In September 2020, the Supreme Court of India defined the expected timeline of ten years for payments owed under the ruling. In September 2021, the government of India approved a relief package that, among other things, included (i) a four-year moratorium on the payment of AGR fees owed and (ii) a change in the definition of AGR on a prospective basis. During the three months ended September 30, 2022, our largest customer in India, VIL, indicated that it would make a partial payment of its contractual amounts owed to us under tenant leases for the remainder of 2022, including amounts owed for the three months ended September 30, 2022. For the three months ended September 30, 2022, the shortfall in payments totaled approximately $48 million. We have deferred recognition of revenue on the shortfall amount until payment is received. Recognition of revenue on any future shortfalls in payment of contractual amounts will be similarly deferred. Based on indications from VIL, we expect to defer recognition of a similar amount for the three months ended December 31, 2022, pending resolution. VIL has communicated its intent to fulfill the full amount of its contractual obligations commencing January 1, 2023, although no assurance can be given that this will occur.
We will continue to monitor the status of these developments, as it is possible that the estimated future cash flows may differ from current estimates and changes in estimated cash flows from customers in India could have an impact on previously recorded tangible and intangible assets, including amounts originally recorded as tenant-related intangibles.
The carrying value of tenant-related intangibles in India was $0.8 billion as of September 30, 2022, which represents 6% of our consolidated balance of $13.3 billion. Additionally, a significant reduction in customer related cash flows in India could also impact our tower portfolio and network location intangibles. The carrying values of our tower portfolio and network location intangibles in India were $0.9 billion and $0.3 billion, respectively, as of September 30, 2022, which represent 11% and 9% of our consolidated balances of $8.5 billion and $3.6 billion, respectively. The carrying value of goodwill in India was $0.9 billion as of September 30, 2022, which represents 7% of our consolidated balance of $12.7 billion.
During the nine months ended September 30, 2022, no potential goodwill impairment was identified as the fair value of each of our reporting units was in excess of its carrying amount.

Accounting Standards Update
For a discussion of recent accounting standards updates, see note 1 to our consolidated and condensed consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2022, we have three interest rate swap agreements related to a portion of our 3.000% senior unsecured notes due 2023 (the “3.000% Notes”). These swaps have been designated as fair value hedges, have an aggregate notional amount of $500.0 million and an interest rate of one-month LIBOR plus applicable spreads and expire in June 2023.
Changes in interest rates can cause interest charges to fluctuate on our variable rate debt. Variable rate debt as of September 30, 2022 consisted of $4.4 billion under the 2021 Multicurrency Credit Facility, $705.0 million under the 2021 Credit Facility, $1.0 billion under the 2021 Term Loan, $808.7 million under the 2021 EUR Three Year Delayed Draw Term Loan, $1.5 billion under the 2021 USD Two Year Delayed Draw Term Loan and $500.0 million under the interest rate swap agreements related to the 3.000% Notes. A 10% increase in current interest rates would result in an additional $22.7 million of interest expense for the nine months ended September 30, 2022.
Foreign Currency Risk
We are exposed to market risk from changes in foreign currency exchange rates primarily in connection with our foreign subsidiaries and joint ventures internationally. Any transaction denominated in a currency other than the U.S. Dollar is reported in U.S. Dollars at the applicable exchange rate. All assets and liabilities are translated into U.S. Dollars at exchange rates in effect at the end of the applicable fiscal reporting period and all revenues and expenses are translated at average rates for the period. The cumulative translation effect is included in equity as a component of Accumulated other comprehensive loss. We may enter into additional foreign currency financial instruments in anticipation of future transactions to minimize the impact of foreign currency exchange rate fluctuations. For the nine months ended September 30, 2022, 44% of our revenues and 48% of our total operating expenses were denominated in foreign currencies.
As of September 30, 2022, we have incurred intercompany debt that is not considered to be permanently reinvested and similar unaffiliated balances that were denominated in a currency other than the functional currency of the subsidiary in which it is recorded. As this debt had not been designated as being a long-term investment in nature, any changes in the foreign currency exchange rates will result in unrealized gains or losses, which will be included in our determination of net income. An adverse change of 10% in the underlying exchange rates of our unsettled intercompany debt and similar unaffiliated balances would result in $36.9 million of unrealized losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2022. As of September 30, 2022, we have 7.3 billion EUR (approximately $7.1 billion) denominated debt outstanding. An adverse change of 10% in the underlying exchange rates of our outstanding EUR debt would result in $0.8 billion of foreign currency losses that would be included in Other expense in our consolidated statements of operations for the nine months ended September 30, 2022.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2022 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As permitted by the rules and regulations of the Securities and Exchange Commission, we excluded from our assessment the internal control over financial reporting at Telxius and CoreSite, which were acquired in 2021, for the year ended December 31, 2021. We consider Telxius and CoreSite to be material to our results of operations, financial position and cash flows, and we are in the process of integrating the internal control procedures of Telxius and CoreSite into our internal control structure.

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

We have updated the risk factor regarding our customers. Other than as set forth below, there were no material changes to the risk factors disclosed in Item 1A of the 2021 Form 10-K.

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
Our largest customer in India is VIL, which represented approximately 2% and 3% of our total revenue for the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2022, VIL indicated that it would make a partial payment of its contractual amounts owed to us under tenant leases for the remainder of 2022, including amounts owed for the three months ended September 30, 2022. For the three months ended September 30, 2022, the shortfall in payments totaled approximately $48 million. We have deferred recognition of revenue on the shortfall amount until payment is received. Recognition of revenue on any future shortfalls in payment of contractual amounts will be similarly deferred. Based on indications from VIL, we expect to defer recognition of a similar amount for the three months ended December 31, 2022, pending resolution. VIL has communicated its intent to fulfill the full amount of its contractual obligations commencing January 1, 2023, although no assurance can be given that this will occur.
On October 21, 2022, ATC TIPL and VIL notified the stock exchange of India that both parties have board approvals in relation to an issuance of convertible debentures pursuant to which, in exchange for VIL’s payment of certain amounts towards accounts receivables, ATC TIPL shall pay equivalent amounts towards subscription to convertible debentures issued by VIL. The convertible debentures are to be repaid by VIL with interest and ATC TIPL has the option to convert the debentures into equity of VIL. The issuance of the debentures is subject to certain conditions precedent, which may not be met. VIL may not be able to meet its operating obligations, including making payments to us in the future, which could have a material adverse effect on our business and results of operations.
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

ITEM 6.	EXHIBITS

Incorporated By Reference
Exhibit No.	Description of Document	Form	File No.	Date of Filing	Exhibit No.

3.1	Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.1

3.2	Certificate of Merger, effective as of December 31, 2011	8-K	001-14195	January 3, 2012	3.2

3.3	Amended and Restated By-Laws of the Company, effective as of February 12, 2016	8-K	001-14195	February 16, 2016	3.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.1	—	—	—

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31.2	—	—	—

32	Certifications filed pursuant to 18. U.S.C. Section 1350	Filed herewith as Exhibit 32	—	—	—

101.SCH	Inline XBRL Taxonomy Extension Schema Document		—	—	—

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith as Exhibit 101

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	—

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TOWER CORPORATION

Date: October 27, 2022	By:	/S/ RODNEY M. SMITH
Rodney M. Smith Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)